Form 10-Q
period 1996-06-30
NVR INC
filed 1996-07-25
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

        (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____

                         Commission file number 1-12378

                                    NVR, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Virginia                                         54-1394360
- -------------------------------                -----------------------------
(State or other jurisdiction of                (IRS employer identification
incorporation or organization)                 number)

                        7601 Lewinsville Road, Suite 300
                             McLean, Virginia 22102
                                 (703) 761-2000
- -------------------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                (Not Applicable)
- -------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No_____
    ____

As of July 18, 1996 there were 14,259,358 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X       No ___
                          _____

                                   NVR, INC.
                                   FORM 10-Q
                                     INDEX
- -------------------------------------------------------------------------------
                                                                           Page

PART I    FINANCIAL INFORMATION
- ------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 1996 (unaudited)
          and December 31, 1995............................................   3

          Consolidated Statements of Operations for the
          Three Months Ended June 30, 1996 (unaudited)
          and June 30, 1995 (unaudited) and the
          Six Months Ended June 30, 1996 (unaudited)
          and June 30, 1995 (unaudited)....................................   5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1996 (unaudited) and
          June 30, 1995 (unaudited)........................................   6

          Notes to Consolidated Financial Statements.......................   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   9

PART II   OTHER INFORMATION
- -------

Item 4.   Submission of Matters to a Vote of Security Holders.............   14

Item 6.   Exhibits and Reports on Form 8-K.................................  14

          Signature........................................................  15

                                    PART I
                                    ------

ITEM 1.
- -------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


ASSETS                                         JUNE 30, 1996  DECEMBER 31, 1995
                                               -------------  -----------------
                                                (UNAUDITED)

  HOMEBUILDING:
    Cash and cash equivalents                    $  41,920        $  51,911
    Receivables                                     10,516            7,894
    Inventory:
      Lots and housing units, covered under
       sales agreements with customers             153,770          116,140
      Unsold lots and housing units                 24,811           33,399
      Manufacturing materials and other              6,709            5,174
                                                 ---------        ---------
                                                   185,290          154,713

    Property, plant and equipment, net              17,415           16,882
    Reorganization value in excess of amounts
     allocable to identifiable assets, net          86,345           89,867
    Other assets                                    48,117           47,308
                                                 ---------        ---------
                                                   389,603          368,575
                                                 ---------        ---------

  FINANCIAL SERVICES:
    Cash and cash equivalents                        5,249            3,656
    Mortgage loans held for sale, net              105,144           96,311
    Mortgage servicing rights, net                  17,342           18,017
    Property and equipment, net                      1,277            1,708
    Reorganization value in excess of amounts
     allocable to identifiable assets, net          13,332           13,877
    Other assets                                     5,219           10,452
                                                 ---------        ---------
                                                   147,563          144,021
                                                 ---------        ---------

  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
    Mortgage-backed securities, net                 66,086           94,403
    Funds held by trustee                            3,908            2,534
    Other assets                                     3,482            4,338
                                                 ---------        ---------
                                                    73,476          101,275
                                                 ---------        ---------
        TOTAL ASSETS                             $ 610,642        $ 613,871
                                                 =========        =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                               JUNE 30, 1996  DECEMBER 31, 1995
                                               -------------  -----------------
                                                (UNAUDITED)

LIABILITIES AND SHAREHOLDERS'
 EQUITY

  HOMEBUILDING:
    Accounts payable                             $  54,486        $  49,679
    Accrued expenses and other liabilities          88,492           88,943
    Notes payable                                    1,090               93
    Other term debt                                 14,041           14,025
    Senior notes                                   120,000          120,000
                                                 ---------        ---------
                                                   278,109          272,740
                                                 ---------        ---------

  FINANCIAL SERVICES:
    Accounts payable and other liabilities           5,850            7,501
    Notes payable                                  103,061           87,177
                                                 ---------        ---------
                                                   108,911           94,678
                                                 ---------        ---------

  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
    Accrued expenses and other liabilities           1,781            1,724
    Bonds payable                                   71,613           98,549
                                                 ---------        ---------
                                                    73,394          100,273
                                                 ---------        ---------
      Total liabilities                            460,414          467,691
                                                 ---------        ---------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
    Common stock, $0.01 par value; 60,000,000
     shares authorized; 18,397,545 and 18,384,083
     shares issued as of June 30, 1996 and
     December 31, 1995, respectively                   184              184
    Additional paid-in-capital                     142,451          144,072
    Retained earnings                               34,136           21,626
    Less treasury stock at cost -3,796,787
     and 3,170,721 shares at June 30, 1996
     and December 31, 1995 respectively            (26,543)         (19,702)
                                                 ---------        ---------
      Total shareholders' equity                   150,228          146,180
                                                 ---------        ---------
        TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                  $ 610,642        $ 613,871
                                                 =========        =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                 THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------        -------------------------
                                                    1996             1995              1996           1995
                                                 ----------       ----------        ----------     ----------
HOMEBUILDING:
  Revenues                                       $  283,532       $  207,322        $  483,767     $  351,391
  Other income                                          120              261               525            977
  Cost of sales                                    (245,357)        (177,514)         (419,202)      (302,860)
  Selling, general and administrative               (16,116)         (13,047)          (30,165)       (25,077)
  Amortization of reorganization value
   in excess of amounts allocable to
   identifiable assets                               (1,761)          (1,761)           (3,522)        (3,522)
                                                 ----------       ----------        ----------     ----------
  Operating income                                   20,418           15,261            31,403         20,909
  Interest expense                                   (4,240)          (4,243)           (8,400)        (8,504)
                                                 ----------       ----------        ----------     ----------
    Homebuilding income                              16,178           11,018            23,003         12,405
                                                 ----------       ----------        ----------     ----------

FINANCIAL SERVICES:
  Mortgage banking fees                               6,819            4,949            12,818          9,651
  Interest income                                     1,241            1,074             2,404          1,783
  General and administrative                         (6,108)          (5,230)          (11,930)       (10,181)
  Amortization of reorganization value
   in excess of amounts allocable to
   identifiable assets                                 (272)            (272)             (544)          (544)
  Interest expense                                     (525)            (435)           (1,029)          (599)
                                                 ----------       ----------        ----------     ----------
    Operating income                                  1,155               86             1,719            110

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
    Operating income (loss)                              (2)              10                 1             22
                                                 ----------       ----------        ----------     ----------

TOTAL SEGMENT INCOME                                 17,331           11,114            24,723         12,537
  Income tax expense                                 (8,561)          (6,018)          (12,213)        (6,788)
                                                 ----------       ----------        ----------     ----------

  Income before extraordinary gain                    8,770            5,096            12,510          5,749
  Extraordinary gain: (net of tax expense
   of $(115) and $(645) for the three and six
   months ended June 30, 1995, respectively)              -              165                 -            927
                                                 ----------       ----------        ----------     ----------
NET INCOME                                       $    8,770       $    5,261        $   12,510     $    6,676
                                                 ==========       ==========        ==========     ==========
EARNINGS PER SHARE:
  Income before extraordinary gain               $     0.54       $     0.33        $     0.77     $     0.37
  Extraordinary gain                                      -             0.01                 -           0.06
                                                 ----------       ----------        ----------     ----------
  Earnings per share                             $     0.54       $     0.34        $     0.77     $     0.43
                                                 ==========       ==========        ==========     ==========



                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         1996            1995
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  12,510       $   6,676
  Adjustments to reconcile net income to
   net cash used by operating activities:
  Extraordinary (gain) -  extinguishment of debt                         (1,572)
  Depreciation and amortization                           7,368           7,016
  Interest accrued and added to bond principal              395           1,343
  Mortgage loans closed                                (611,023)       (400,336)
  Proceeds from sales of mortgage loans                 603,937         366,234
  Gain (loss) on sale of mortgage servicing rights            -          (1,999)
  Gain on sale of loans                                  (7,119)         (2,050)
  Net change in assets and liabilities:
    Increase in inventories                             (30,577)        (57,206)
    Decrease (increase) in receivables                   (1,971)          1,660
    (Decrease) increase in accounts payable and
     accrued expenses                                     2,879          (1,126)
  Other, net                                             (1,053)         (2,623)
                                                      ---------       ---------
  Net cash used by operating activities                 (24,654)        (83,983)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in marketable securities                           -           5,000
  Decrease (increase)in funds held by trustee            (1,374)            377
  Proceeds from sales of mortgage-backed securities      17,814           1,069
  Purchase of property, plant and equipment              (2,026)         (2,032)
  Principal payments on mortgage-backed securities       11,569           6,880
  Proceeds from sales of mortgage servicing rights        8,150           5,057
  Purchases of mortgage servicing rights                   (112)         (9,729)
  Other, net                                              1,483            (325)
                                                      ---------       ---------
  Net cash provided by investing activities              35,504           6,297
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of bonds                                   (27,562)         (8,953)
  Net borrowings under notes payable                     16,776          65,357
  Purchases of treasury stock                            (8,551)           (871)
  Repurchase of Senior Notes                                  -         (12,962)
  Other                                                      89             (42)
                                                      ---------       ---------
  Net cash provided (used) by financing activities      (19,248)         42,529

  Net decrease in cash                                   (8,398)        (35,157)
  Cash, beginning of the period                          55,567          71,476
                                                      ---------       ---------
  Cash, end of period                                 $  47,169       $  36,319
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                     $  12,324       $  12,393
                                                      =========       =========
  Income taxes paid, net of refunds                   $  12,112       $   7,033
                                                      =========       =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                   Notes to Consolidated Financial Statements
                    (dollars in thousands, except share data)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

     During the quarter ended March 31, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. Such adoption did not have a material impact on the Company's financial condition or results of operations.

3.   SHAREHOLDERS' EQUITY

     A summary of changes in Shareholders' equity is presented below:

                                       ADDITIONAL
                             COMMON      PAID-IN     RETAINED    TREASURY
                             STOCK       CAPITAL     EARNINGS      STOCK
                             ------    ----------    --------    --------

BALANCE, DECEMBER 31, 1995   $  184    $ 144,072     $ 21,626    $ (19,702)

Net income                        -            -       12,510            -
Option activity                   -           85            -            -
Warrant activity                  -            4            -            -
Purchases of treasury stock       -            -            -       (8,551)
Performance share activity        -       (1,710)           -        1,710
                             ------    ----------    --------    ---------
BALANCE, JUNE 30, 1996       $  184    $ 142,451     $ 34,136    $ (26,543)
                             ======    =========     ========    =========

     During the second quarter of 1996, the Company repurchased 800,000 shares of its common stock at an aggregate purchase price of $8,551. The repurchase was made under the previously announced 2,163,000 share equity repurchase program. Subsequent to June 30, 1996, the Company repurchased an additional 341,400 shares at an aggregate purchase price of $3,638 under the same program.

                                   NVR, INC.
                   Notes to Consolidated Financial Statements
                    (dollars in thousands, except share data)

4.   DEBT

     In May 1996, the Company amended and restated its working capital revolving credit facility (the "Facility") for a three year term expiring on May 31, 1999 under an agreement with a syndicate of financial institutions. The Facility provides for borrowings up to $60,000. The amended Facility resulted in a more favorable borrowing rate and a reduction in certain fees. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1995.

     In June 1996, NVR Mortgage Finance, Inc. ("NVR Finance") renewed its mortgage warehouse facility for one year with more favorable pricing and an increase in the available borrowing limit to $105,000. The other terms and conditions are substantially the same as under the previous facility.

     During the first quarter of 1996, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $50,000, and amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate, depending on the type of collateral. Borrowings outstanding under the Repo Facility are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.


5.   STOCK OPTION PLANS

     During the second quarter of 1996, the Company's Shareholders approved the Board of Directors' adoption of the Management Long-Term Stock Option Plan (the "Stock Option Plan") and the Directors' Long-Term Stock Option Plan (the "Directors' Plan").

     Under the Stock Option Plan, awards of non-qualified stock options ("Options") to purchase 2,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option will be granted for a period of ten (10) years from the date of grant. As of June 30, 1996, 1,564,000 Options have been granted under the Stock Option Plan at an exercise price of $10.63, which was equal to the fair market value of the Company's Shares on the date of grant. The Options granted will vest as to thirty-three and one-third percent (33 1/3 %) of the underlying Shares on each of December 31, 2000, 2001, and 2002, with vesting based upon continued employment.

     Also as of June 30, 1996, the 192,000 Options authorized under the Directors' Plan were granted to the Company's outside directors at an exercise price of $10.25, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a ten (10) year period beginning from the date of grant, and vest as to thirty three and one-third percent (33 1/3%) of the underlying Shares on each of December 31, 1999, 2000, and 2001.

ITEM 2.
- -------

                                   NVR, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (dollars in thousands)

     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and financial services. Holding company general and administrative expenses are fully allocated to the homebuilding and financial services segments in the information presented below.

HOMEBUILDING SEGMENT

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     During the second quarter of 1996, homebuilding operations generated revenues of $283,532 compared to revenues of $207,322 in the second quarter of 1995. The change in revenues is primarily due to a 33.9% increase in the number of homes settled from 1,162 in 1995 to 1,556 in 1996. The increase in settlements was a direct result of the higher backlog at the beginning of the 1996 quarter as compared to the same 1995 quarter. New orders of 1,801 during the second quarter of 1996 were substantially the same as the 1,807 new orders during the same 1995 period.

     Gross profit margins in the second quarter of 1996 decreased to 13.5% compared to 14.4% for the same 1995 quarter. The decrease in gross profit margins from the prior year quarter was primarily due to additional costs incurred in the construction of homes as a result of severe winter weather conditions in NVR's principal markets during the first quarter of 1996, higher lumber costs and to a lesser extent, more competitive market conditions in certain of the Company's markets.

     SG&A expenses for the second quarter of 1996 increased $3,069 as compared to the same 1995 period but as a percentage of revenues decreased 0.6%. The increase in SG&A dollars was primarily due to increased costs that corresponded to the aforementioned increase in revenues.

     Backlog units and dollars were 3,101 and $563,948, respectively, at June 30, 1996 compared to 2,655 and $479,001, respectively, at June 30, 1995. The increase in backlog units and dollars is due primarily to an 11.9% increase in new orders over the six month period ended June 30, 1996 compared to the same 1995 period.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a more meaningful comparison of operating performance of the homebuilding segment than operating income because it excludes the amortization of certain intangible assets. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

CALCULATION OF EBITDA:
                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                              1996               1995
                                            --------           --------
     Operating income                       $ 20,418           $ 15,261
     Depreciation                                685                526
     Amortization of excess reorganization
      value                                    1,761              1,761
                                            --------           --------
     HOMEBUILDING EBITDA                    $ 22,864           $ 17,548
                                            ========           ========
     % OF HOMEBUILDING REVENUES                  8.1%               8.5%

     Homebuilding EBITDA in the second quarter of 1996 was $5,316 or 30.3% higher than in the second quarter of 1995, but as a percentage of revenue decreased from 8.5% to 8.1%.

FINANCIAL SERVICES SEGMENT

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Operating income from the financial services segment was $1,155 for the second quarter of 1996 compared to $86 during the same period in 1995. Loan closings were $321,795 and $253,571 during the respective quarters of 1996 and 1995, representing an increase of 27%. The increase in operating income is primarily attributable to the higher gain on sale of loans resulting from increased loan closings during the current period. This result was achieved despite continued strong price competition and fewer operating branch offices during the current three month period as compared to the prior year period.

     Mortgage banking fees had a net increase of $1,870 when comparing the second quarter of 1996 to the second quarter of 1995. The increase is attributed to the higher gain on sale of loans resulting from the increased loan closings. A summary of mortgage banking fees for the three month period ended June 30, 1996 and 1995 is noted below:

     MORTGAGE BANKING FEES:                   1996       1995
                                            -------    -------
       Net gain on sale of loans            $ 3,859    $ 1,320
       Servicing                              1,348      1,822
       Title services                           948        704
       Gain on sale of servicing rights           -        539
       Other                                    664        564
                                            -------    -------
                                            $ 6,819    $ 4,949
                                            =======    =======

HOMEBUILDING SEGMENT

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     During the first six months of 1996, homebuilding operations generated revenues of $483,767 compared to revenues of $351,391 in the first six months of 1995. The increase in revenues was primarily due to a 32.4% increase in the number of homes settled from 2,011 in 1995 to 2,663 in 1996, and to a 4.3% increase in the average settlement price from $173.3 in 1995 to $180.8 in 1996. The increase in settlements was a direct result of a higher backlog at the beginning of 1996 and throughout the first three months of 1996 when compared to the same 1995 period. New orders increased by 11.9% to 3,293 during the first six months of 1996 compared with 2,944 during the first six months of 1995.

     Gross profit margins decreased to 13.3% in the first six months of 1996 compared to 13.8% in the first six months of 1995. The decrease in gross profit margins from the prior year was primarily attributable to additional costs incurred in the construction of homes as a result of severe winter weather conditions in NVR's principal markets during the first quarter of 1996 and to a lesser extent, more competitive market conditions in certain of the Company's markets.

     SG&A expenses for 1996 increased $5,088 as compared to the same 1995 period, but as a percentage of revenues decreased 0.9%. The increase in SG&A dollars was primarily due to increased costs that correspond to the aforementioned increase in revenues.

CALCULATION OF HOMEBUILDING EBITDA:
                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                              1996             1995
                                            --------         --------
     Operating income                       $ 31,403         $ 20,909
     Depreciation                              1,403            1,049
     Amortization of excess reorganization
      value                                    3,522            3,522
                                            --------         --------
     HOMEBUILDING EBITDA                    $ 36,328         $ 25,480
                                            ========         ========
     % OF HOMEBUILDING REVENUES                  7.5%             7.3%

     Homebuilding EBITDA for the first six months of 1996 was $10,848 or 42.6% higher than the first six months of 1995, and as a percentage of revenues increased from 7.3% to 7.5%.

FINANCIAL SERVICES SEGMENT

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Operating income from the financial services segment was $1,719 compared to $110 during the same period in 1995. Loan closings were $611,023 and $400,336 during the respective first halves of 1996 and 1995, representing an increase of 53%. The increase in operating income is primarily attributable to the higher gain on sale of loans resulting from increased loan closings during the first six months of 1996. This result was achieved despite continued strong price competition and fewer operating branch offices during the current six month period as compared to the prior year period.

     Mortgage banking fees had a net increase of $3,167 when comparing the first half of 1996 to the first half of 1995. The increase is primarily attributed to the higher gain on sale of loans resulting from the increased loan closings, partially offset by a lower gain on sale of mortgage servicing rights. A summary of mortgage banking fees for the six month period ended June 30, 1996 and 1995 is noted below:

     MORTGAGE BANKING FEES:               1996       1995
                                        --------    -------
       Net gain on sale of loans        $  7,119    $ 2,050
       Servicing                           2,807      3,435
       Title services                      1,677      1,168
       Gain on sale of servicing rights        -      1,999
       Other                               1,215        999
                                        --------    -------
                                        $ 12,818    $ 9,651
                                        ========    =======

OTHER ELEMENTS IMPACTING RESULTS OF OPERATIONS

     SUPPLEMENTAL DISCLOSURE OF NET INCOME PER SHARE

     The Company is amortizing the reorganization value in excess of amounts allocable to identifiable assets on a straight-line basis over a fifteen year period beginning in the fourth quarter of 1993. Because this non-cash expense significantly impacts net income, the following is presented for additional analysis. Although the Company believes the calculation is helpful in assessing the financial results of the Company, it should not be considered a substitute for earnings per share as presented on the face of the statements of operations on the accompanying financial statements.


                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                1996           1995           1996            1995
                                            ------------   ------------   ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Weighted average number of shares
   of common stock and common
   stock equivalents outstanding              16,373,538     15,364,599     16,148,296      15,395,300

SUPPLEMENTAL INFORMATION:
  Reported net income                       $      8,770   $      5,261   $     12,510    $      6,676
  Plus:
    Amortization of reorganization
     value in excess of amounts
     allocable to identifiable
     assets                                        2,033          2,033          4,066           4,066
  Less:
    Extraordinary gain - net of taxes                  -           (165)             -            (927)
                                            ------------   ------------   ------------    ------------
  Income before extraordinary gain
   and amortization of reorganization
   value in excess of amounts allocable
   to identifiable assets                   $     10,803   $      7,129   $     16,576    $      9,815
                                            ============   ============   ============    ============
EARNINGS PER SHARE before
 extraordinary gain and amortization of
 reorganization value in excess of
 amounts allocable to identifiable assets   $       0.66   $       0.46   $       1.03    $       0.64
                                            ============   ============   ============    ============


LIQUIDITY AND CAPITAL RESOURCES

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit facility (the "facility") to fund its working capital needs, under which $1,000 was outstanding at June 30, 1996.

     NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $93,150 was outstanding at June 30, 1996.

     In addition, during the quarter ended March 31, 1996, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $50,000, and amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate, depending on the type of collateral. Borrowings outstanding under the Repo Facility are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility. There was $9,911 outstanding under this facility at June 30, 1996.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.


     OTHER ELEMENTS IMPACTING LIQUIDITY

     During the second quarter of 1996, the Company repurchased 800,000 shares of its common stock at an aggregate purchase price of $8,551. The repurchase was made under the previously announced 2,163,000 share equity repurchase program. Subsequent to June 30, 1996, the Company repurchased an additional 341,400 shares at an aggregate purchase price of $3,638 under the same program.

                                  PART II
                                  -------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

         NVR held its Annual Meeting of Shareholders on May 7, 1996. Four matters were voted upon at the Annual Meeting:


                                              VOTES       WITHHELD AUTHORITY
                MATTER                         FOR              TO VOTE
- ----------------------------------------    ----------    ------------------

1.  Election of three directors to serve
    three year terms:
      Dwight C. Schar                       13,966,318          381,520
      George E. Slye                        13,970,905          376,933
      Frederick W. Zuckerman                13,968,403          379,435


                                              VOTES         VOTES                       NOT
                                               FOR         AGAINST    ABSTENTIONS      VOTED
                                             ----------   ---------   -----------    ---------

2.  Adoption of the Management
    Long-Term Stock Option Plan              8,930,646    2,338,319     608,312      3,488,847

3.  Adoption of the Directors
    Long-Term Stock Option Plan              9,219,025    2,089,530     618,259      3,439,310

4.  Ratification of appointment of KPMG
    Peat Marwick LLP as independent
    auditors for NVR                        13,945,800      367,265      34,773      1,018,286


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   11.  Computation of Earnings per Share.

         b.   27.  Financial Data Schedule.

         c. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 25, 1996                          NVR, Inc.



                                          By: /s/    Paul C. Saville
                                              ---------------------------------
                                              Paul C. Saville
                                              Senior Vice President Finance and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                          PAGE
- -------  --------------------------------------------------     ----

11.      Computation of Earnings per Share                        17

27       Financial Data Schedule                                  18