Form 10-Q
period 1996-09-30
NVR INC
filed 1996-10-25
CIK 906163

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

         (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

                            Commission file number 1-12378

                                        NVR, Inc.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Virginia                                   54-1394360
    -------------------------------             -------------------------------
    (State or other jurisdiction of             (IRS employer identification
     incorporation or organization)             number)

                          7601 Lewinsville Road, Suite 300
                               McLean, Virginia 22102
                                   (703) 761-2000
-------------------------------------------------------------------------------
            (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                  (Not Applicable)
-------------------------------------------------------------------------------
                       (Former name, former address, and
                  former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X        No
                                                   -----        -----


As of October 25, 1996 there were 14,708,429 total shares of common stock outstanding.


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                            DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X       No
                          -----       -----

                                      NVR, INC.
                                      FORM 10-Q
                                        INDEX
-------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I       FINANCIAL INFORMATION
------


Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1996 (unaudited)
             and December 31, 1995........................................    3

             Consolidated Statements of Operations for the
             Three Months Ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited) and the
             Nine Months Ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited)............................   5

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 (unaudited) and
             September 30, 1995 (unaudited)................................   6


             Notes to Consolidated Financial Statements....................   7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  10


PART II      OTHER INFORMATION
-------

Item 6.      Exhibits and Reports on Form 8-K..............................  15


                                          2

                                        PART I
                                        ------
ITEM 1.

                                      NVR, INC.
                             CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                           SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                           ------------------  -----------------
                                              (UNAUDITED)
ASSETS

   HOMEBUILDING:
     Cash and cash equivalents                    $  69,597          $  51,911
     Receivables                                     17,351              7,894
     Inventory:
       Lots and housing units, covered under
        sales agreements with customers             126,435            116,140
       Unsold lots and housing units                 31,688             33,399
       Manufacturing materials and other              5,494              5,174
                                                -----------        ----------
                                                    163,617            154,713

       Property, plant and equipment, net            17,486             16,882
       Reorganization value in excess of amounts
         allocable to identifiable assets, net       84,584             89,867
       Other assets                                  50,760             47,308
                                                -----------        -----------
                                                    403,395            368,575
                                                 ----------       ------------
   FINANCIAL SERVICES:
     Cash and cash equivalents                        4,043              3,656
     Mortgage loans held for sale, net               90,152             96,311
     Mortgage servicing rights, net                   6,343             18,017
     Property and equipment, net                      1,098              1,708
     Reorganization value in excess of amounts
       allocable to identifiable assets, net         13,060             13,877
     Other assets                                    13,711             10,452
                                                -----------         ----------
                                                    128,407            144,021
                                                -----------         ----------
   LIMITED-PURPOSE FINANCING SUBSIDIARIES:
     Mortgage-backed securities, net                 50,657             94,403
     Funds held by trustee                            2,269              2,534
     Other assets                                     2,855              4,338
                                                -----------         ----------
                                                     55,781            101,275
                                                ----------         ---------
         TOTAL ASSETS                            $ 587,583         $ 613,871
                                                ----------         ---------
                                                ----------         ---------





                   See notes to consolidated financial statements.

                                      NVR, INC.
                             CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                         ------------------   -----------------
                                            (UNAUDITED)
LIABILITIES AND SHAREHOLDERS'
  EQUITY

  HOMEBUILDING:
      Accounts payable                             $ 52,633           $ 49,679
      Accrued expenses and other liabilities         94,504             88,943
      Notes payable                                      90                 93
      Other term debt                                14,050             14,025
      Senior notes                                  120,000            120,000
                                                  ---------          ---------
                                                    281,277            272,740
                                                  ---------          ---------
  FINANCIAL SERVICES:
      Accounts payable and other liabilities          6,801              7,501
      Notes payable                                  87,113             87,177
                                                  ---------          ---------
                                                     93,914             94,678
                                                  ---------          ---------

  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
      Accrued expenses and other liabilities          1,518              1,724
      Bonds payable                                  54,149             98,549
                                                  ---------          ---------
                                                     55,667            100,273
                                                  ---------          ---------
          Total liabilities                         430,858            467,691
                                                  ---------          ---------
  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
      Common stock, $0.01 par value; 60,000,000
        shares authorized; 19,880,635 and 18,384,083
        shares issued as of September 30, 1996 and
        December 31, 1995, respectively                 199                184
      Additional paid-in-capital                    155,596            144,072
      Retained earnings                              42,101             21,626
      Less treasury stock at cost 5,172,189
        and 3,170,721 shares at September 30, 1996
        and December 31, 1995 respectively          (41,171)           (19,702)
                                                  ---------          ---------

          Total shareholders' equity                156,725            146,180
                                                  ---------          ---------
          Total liabilities and shareholders'
            equity                                 $587,583           $613,871
                                                  ---------          ---------
                                                  ---------          ---------


                   See notes to consolidated financial statements.

                                      NVR, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                          THREE MONTHS         NINE MONTHS
                                       ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      --------------------  -------------------
                                        1996      1995       1996      1995
                                       ------    ------     ------    ------

  HOMEBUILDING:
    Revenues                          $312,658  $256,110  $796,425   $607,501
    Other income                           238       251       763      1,228
    Cost of sales                     (270,375) (221,115) (689,577)  (523,975)
    Selling, general and
      administrative                   (20,687)  (17,490)  (50,852)   (42,567)
    Amortization of reorganization
      value in excess of amounts
      allocable to identifiable assets  (1,761)   (1,761)   (5,283)    (5,283)
                                       -------   -------   -------    -------
    Operating income                    20,073    15,995    51,476     36,904
    Interest expense                    (4,136)   (4,402)  (12,536)   (12,906)
                                       -------   -------   -------    -------
    Homebuilding income                 15,937    11,593    38,940     23,998
                                       -------   -------   -------    -------

  FINANCIAL SERVICES:
    Mortgage banking fees                6,225     7,146    19,043     16,797
    Interest income                      1,632     1,518     4,036      3,301
    General and administrative          (6,407)   (7,520)  (18,337)   (17,701)
    Amortization of reorganization
      value in excess of amounts
      allocable to identifiable assets    (272)     (272)     (816)      (816)
    Interest expense                      (772)     (743)   (1,801)    (1,342)
                                       -------   -------   -------    -------
      Operating income                     406       129     2,125        239

  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
      Operating income                      10        14        11         36
                                       -------   -------   -------    -------

  TOTAL SEGMENT INCOME                  16,353    11,736    41,076     24,273
    Income tax expense                  (8,079)   (5,873)  (20,292)   (12,661)
                                       -------   -------   -------    -------

    Income before extraordinary gain     8,274     5,863    20,784     11,612
    Extraordinary gain: (net of tax
      expense of $645 for the nine
      months ended September 30, 1995)      --        --        --        927
                                       -------   -------   -------    -------
  NET INCOME                            $8,274    $5,863   $20,784    $12,539
                                       -------   -------   -------    -------
                                       -------   -------   -------    -------

  EARNINGS PER SHARE:
    Income before extraordinary gain   $  0.59   $  0.38   $  1.37    $  0.75
    Extraordinary gain                      --        --        --       0.06
                                       -------   -------   -------    -------
    Earnings per share                   $0.59     $0.38     $1.37      $0.81
                                       -------   -------   -------    -------
                                       -------   -------   -------    -------







                   See notes to consolidated financial statements.

                                      NVR, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       1996              1995
                                                    ----------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $20,784           $12,539
  Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
  Extraordinary gain--extinguishment of debt               --            (1,572)
  Depreciation and amortization                         9,236            10,867
  Interest accrued and added to bond principal            446             1,674
  Mortgage loans closed                              (949,918)         (760,092)
  Proceeds from sales of mortgage loans               960,537           715,004
  (Gain) loss on sale of mortgage servicing rights      1,104            (2,895)
  Gain on sale of loans                               (11,531)           (4,812)
  Net change in assets and liabilities:
      Increase in inventories                          (8,904)          (63,799)
      Decrease (increase) in receivables**                308            (1,612)
      Increase in accounts payable and
          accrued expenses                              7,745            16,292
  Other, net                                           (3,917)           (7,811)
                                                     ---------         ---------

  Net cash provided (used) by operating activities     25,890           (86,217)
                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in marketable securities                        --             5,000
  Decrease (increase) in funds held by trustee            265            (1,008)
  Proceeds from sales of mortgage-backed securities    32,722             1,069
  Purchase of property, plant and equipment            (2,890)           (2,770)
  Principal payments on mortgage-backed securities     14,002            12,648
  Proceeds from sales of mortgage servicing rights     12,316             6,781
  Purchases of mortgage servicing rights                 (112)           (9,995)
  Other, net                                            1,771               390
                                                     ---------         ---------


  Net cash provided by investing activities            58,074            12,115
                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Redemption of bonds                                 (45,800)          (13,497)
  Net borrowings under notes payable                     (226)           75,343
  Purchases of treasury stock                         (23,179)             (871)
  Repurchase of Senior Notes                               --           (12,962)
  Other                                                 3,314                84
                                                     ---------         ---------
  Net cash provided (used) by financing activities    (65,891)           48,097

  Net increase (decrease) in cash                      18,073           (26,005)
  Cash, beginning of the period                        55,567            71,476
                                                     ---------         ---------

  Cash, end of period                                 $73,640           $45,471
                                                     ---------         ---------
                                                     ---------         ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid during the period                     $15,996           $16,006
                                                     ---------         ---------
                                                     ---------         ---------
  Income taxes paid, net of refunds                   $22,362           $13,586
                                                     ---------         ---------
                                                     ---------         ---------


** See Note 3 to the financial statements for an explanation of the non-cash increase to equity from the accrual of warrant proceeds.


                   See notes to consolidated financial statements.

                                      NVR, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION

    The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

3.  SHAREHOLDERS' EQUITY

    A summary of changes in Shareholders' equity is presented below:

                                              ADDITIONAL
                                      COMMON    PAID-IN    RETAINED  TREASURY
                                       STOCK    CAPITAL    EARNINGS   STOCK
                                      ------   ---------   --------  --------

BALANCE, DECEMBER 31, 1995              $184    $144,072    $21,626  $(19,702)

Net income                                --          --     20,784        --
Option activity                           --          88         --        --
Warrant activity                          15      13,146       (309)       --
Purchases of treasury stock               --          --         --   (23,179)
Performance share activity                --      (1,710)        --     1,710
                                     -------      ------    -------   -------

BALANCE, SEPTEMBER 30, 1996             $199    $155,596    $42,101  $(41,171)
                                     -------    --------    -------  --------
                                     -------    --------    -------  --------

    During the nine months ended September 30, 1996, the Company repurchased 2,175,504 shares of its common stock at an aggregate purchase price of $23,179, which completed the equity repurchase program announced in April 1996.

                                      NVR, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    On September 30, 1993, NVR issued warrants to purchase 2,162,828 shares of common stock at an exercise price of $8.80 per share with an expiration date of September 30, 1996. During 1996, 1,495,515 warrants were exercised for a like number of common shares. Of the $13,161 aggregate increase to equity pursuant to the warrant conversion, $9,600 is included as a receivable at September 30, 1996 as those proceeds were not received by the Company until October 1, 1996. In addition, pursuant to the previously announced warrant repurchase program, during 1996 NVR repurchased 561,135 warrants, at market prices, for an aggregate purchase price of $309. The Company retired the repurchased warrants with a charge to retained earnings equal to the purchase price. A total of 106,178 warrants expired unexercised.


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

    Under the Stock Option Plan, awards of non-qualified stock options ("Options") to purchase 2,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option will be granted for a period of ten (10) years from the date of grant. As of September 30, 1996, 1,504,000 Options have been granted under the Stock Option Plan at an exercise price of $10.63, which was equal to the fair market value of the Company's Shares on the date of grant. The Options granted will vest as to thirty-three and one-third percent (33 1/3 %) of the underlying Shares on each of December 31, 2000, 2001, and 2002, with vesting based upon continued employment.

                                      NVR, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    Also as of September 30, 1996, the 192,000 Options authorized under the Directors' Plan were granted to the Company's outside directors at an exercise price of $10.25, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a ten (10) year period beginning from the date of grant, and vest as to thirty three and one-third percent (33 1/3%) of the underlying Shares on each of December 31, 1999, 2000, and 2001.


6.  MORTGAGE SERVICING RIGHTS

    During the third quarter of 1996, the financial services segment sold the mortgage servicing rights to approximately $740,000 of its mortgage servicing portfolio, incurring a $1,104 pre-tax loss, which is included in mortgage banking fees on the accompanying statement of operations. At September 30, 1996, the financial services segment was servicing approximately 9,400 loans with aggregate principal balances of approximately $584,000.

ITEM 2.
                                      NVR, INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and financial services. Holding company general and administrative expenses are fully allocated to the homebuilding and financial services segments in the information presented below.

HOMEBUILDING SEGMENT

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    During the third quarter of 1996, homebuilding operations generated revenues of $312,658 compared to revenues of $256,110 in the third quarter of 1995. The change in revenues is primarily due to a 17.7% increase in the number of homes settled from 1,420 in 1995 to 1,672 in 1996 and to a 3.6% increase in the average settlement price from $179.5 in 1995 to $186.0 in 1996. The increase in settlements was a direct result of the higher backlog at the beginning of the 1996 quarter as compared to the same 1995 quarter. New orders of 969 during the third quarter of 1996 decreased 15.3% compared with the 1,144 new orders generated during the same 1995 period. The Company attributes the decrease in new orders to interest rate uncertainty and to the general economic environment in the Company's primary markets.

    Gross profit margins in the third quarter of 1996 decreased to 13.5% compared to 13.7% for the same 1995 quarter. The decrease in gross profit margins from the prior year quarter was primarily due to increased competitive market conditions in certain of the Company's markets and, to a lesser extent, higher lumber costs.

    SG&A expenses for the third quarter of 1996 increased $3,197 as compared to the same 1995 period, but decreased slightly as a percentage of revenues. The dollar increase in SG&A was primarily due to increased costs that corresponded to the aforementioned increase in revenues.

    Backlog units and dollars were 2,398 and $436,487, respectively, at September 30, 1996 compared to 2,379 and $425,929 at September 30, 1995. The increase in backlog dollars is due primarily to a 3.3% increase in the average sales prices during the nine months period ended September 30, 1996 compared to the same 1995 period.

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

CALCULATION OF HOMEBUILDING EBITDA:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    1996             1995
                                                    ----             ----
    Operating income                             $  20,073         $  15,995
    Depreciation                                       701               589
    Amortization of excess reorganization
    value                                            1,761             1,761
                                                 ----------        ----------
    HOMEBUILDING EBITDA                          $  22,535         $  18,345
                                                 ----------         ---------
    % OF HOMEBUILDING REVENUES                         7.2%              7.2%


    Homebuilding EBITDA in the third quarter of 1996 was $4,190 or 22.8% higher than in the third quarter of 1995, and as a percentage of revenues was consistent with the prior year quarter.


FINANCIAL SERVICES SEGMENT

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    The financial services segment generated operating income of $406 for the three months ended September 30, 1996 compared to operating income of $129
during the same period in 1995, representing an increase of $277.   Loan
closings were $338,895 and $359,756 during the respective quarters ended September 30, 1996 and 1995, representing a decrease of 6%. The increase in operating income over the prior year quarter was achieved despite fewer operating branch offices and continued strong price competition. Operating income for the three months ended September 30, 1995 was negatively impacted by the accrual of $1,000 for the closure of thirteen mortgage origination branch offices. As noted below, operating income for the third quarter of 1996 was impacted by a loss of approximately $1,104 from the sale of mortgage servicing rights
    Mortgage banking fees had a net decrease of $921, representing a 13% decrease when comparing the respective quarters of September 30, 1996 and 1995. This decrease can be primarily attributed to the loss of approximately $1,104 from the sale of $740,000 of mortgage servicing rights during the third quarter of 1996. This resulted in a servicing portfolio balance of $584,000 at September 30, 1996. A summary of mortgage banking fees is noted below:


    MORTGAGE BANKING FEES:                            1996              1995
                                                      ----              ----
    Net gain on sale of loans                      $  4,412          $  2,762
    Servicing                                         1,239             1,895
    Title services                                    1,678             1,593
    Gain/(loss) on sale of servicing rights          (1,104)              896
                                                    -------          --------
                                                    $ 6,225          $  7,146
                                                    -------          --------
                                                    -------          --------


HOMEBUILDING SEGMENT

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    During the first nine months of 1996, homebuilding operations generated revenues of $796,425 compared to revenues of $607,501 in the first nine months of 1995. The increase in revenues was primarily due to a 26.3% increase in the number of homes settled from 3,431 in 1995 to 4,335 in 1996, and to a 4.0% increase in the average settlement price from $175.8 in 1995 to $182.8 in 1996. The increase in settlements was a direct result of a higher backlog at the beginning of 1996 and throughout the first six months of 1996 when compared to the same 1995 period. New orders increased by 4.3% to 4,262 during the first nine months of 1996 compared with 4,088 during the first nine months of 1995.

    Gross profit margins decreased to 13.4% in the first nine months of 1996 compared to 13.7% in the first nine months of 1995. The decrease in gross profit margins from the prior year was primarily attributable to more competitive market conditions in certain of the Company's markets, additional costs incurred in the construction of homes as a result of severe winter weather conditions in NVR's principal markets in the first quarter of 1996 and, to a lesser extent, higher lumber costs.

    SG&A expenses for 1996 increased $8,285 as compared to the same 1995 period, but as a percentage of revenues decreased .6%. The dollar increase in SG&A was primarily due to increased costs that correspond to the aforementioned increase in revenues.

CALCULATION OF HOMEBUILDING EBITDA:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                    1996             1995
                                                 ----------       -----------
    Operating income                             $  51,476        $   36,904
    Depreciation                                     2,104             1,638
    Amortization of excess reorganization
         value                                       5,283             5,283
                                                 ---------        ----------
    HOMEBUILDING EBITDA                          $  58,863        $   43,825
                                                 ---------        ----------
    % OF HOMEBUILDING REVENUES                         7.4%              7.2%


    Homebuilding EBITDA for the first nine months of 1996 was $15,038 or 34.3% higher than the first nine months of 1995, and as a percentage of revenues increased from 7.2% to 7.4%.

FINANCIAL SERVICES SEGMENT

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    The financial services segment generated operating income of $2,125 compared to $239 during the same period in 1995, representing an increase of $1,886. Loan closings were $949,918 and $760,092 during the respective periods ended September 30, 1996 and 1995, representing an increase of 25%. The increase in operating income and the increased volume of loan closings during the current nine month period were achieved despite fewer operating branch offices and continued strong price competition. Operating income for the nine months ended September 30, 1995 was negatively impacted by the accrual of $1,000 for the closure of thirteen mortgage origination branch offices. As noted below, operating income for the nine months ended September 30, 1996 was impacted by a loss of approximately $1,104 from the sale of mortgage servicing rights.

    Mortgage banking fees had a net increase of $2,246, representing a 13% increase when comparing the respective periods of September 30, 1996 and 1995. This increase can be primarily attributed to the higher gain on sale of loans resulting from the increased loan closings. This increase is partially offset by the loss of approximately $1,104 from the sale of $740,000 of mortgage servicing rights during the third quarter of 1996. A summary of mortgage banking fees is noted below:


    MORTGAGE BANKING FEES:                          1996             1995
                                                 ----------       -----------
    Net gain on sale of loans                    $  11,531        $     4,812
    Servicing                                       4,046               5,330
    Title services                                  4,570               3,760
    Gain/(loss) on sale of servicing rights         (1,104)             2,895
                                                 ----------       -----------
                                                 $  19,043        $    16,797
                                                 ----------       -----------
                                                 ----------       -----------

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 establishes accounting and reporting standards for transfers and
servicing of financial assets and extinguishments of liabilities.   SFAS No. 125
is effective for financial statements for fiscal years beginning after December 15, 1996. Upon adoption, the Company does not believe that SFAS No. 125 will have a material impact on its consolidated financial statements.

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

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                ------------------------       ----------------------
                                                    1996         1995              1996        1995
                                                -----------  ----------        -----------  ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Weighted average number of
    shares of common stock and
    common stock equivalents
    outstanding                                  14,017,496   15,373,244        15,138,306   15,387,869

SUPPLEMENTAL INFORMATION:
  Reported net income                           $     8,274  $     5,863       $    20,784  $    12,539
  Plus:
    Amortization of reorganization
      value in excess of amounts
      allocable to identifiable
      assets                                          2,033        2,033             6,099        6,099
  Less:
    Extraordinary gain--
      net of taxes                                       --           --                --        (927)
                                                -----------  -----------        ----------  -----------
  Income before extraordinary gain
    and amortization of reorganization
    value in excess of amounts allocable
    to identifiable assets                      $    10,307  $     7,896        $   26,883  $    17,711
                                                -----------  -----------        ----------  -----------
                                                -----------  -----------        ----------  -----------
  Earnings per share before
    extraordinary gain and
    amortization of reorganization
    value in excess of amounts
    allocable to identifiable
    assets                                      $     0.74   $      0.51        $     1.78  $      1.15
                                                ----------   -----------        ----------  -----------
                                                ----------   -----------        ----------  -----------


LIQUIDITY AND CAPITAL RESOURCES

    NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit facility to fund its working capital needs, under which there were no amounts outstanding at September 30, 1996.

    NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $78,059 was outstanding at September 30, 1996. NVR Finance also has available two annually renewable, uncommitted gestation mortgage-backed security repurchase agreements ( "Repo Facilities"), with a maximum of $50,000 in borrowings available under each agreement. There was $9,054 outstanding under the Repo Facilities at September 30, 1996.

    The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.


    OTHER ELEMENTS IMPACTING LIQUIDITY

    During the nine months ended September 30, 1996, the Company repurchased 2,175,504 shares of its common stock at an aggregate purchase price of $23,179, which completed the equity repurchase program announced in April 1996.

    On September 30, 1993, NVR issued warrants to purchase 2,162,828 shares of common stock at an exercise price of $8.80 per share with an expiration date of September 30, 1996. During 1996, 1,495,515 warrants were exercised for a like number of common shares. Of the $13,161 aggregate increase to equity pursuant to the warrant conversion, $9,600 is included as a receivable at September 30, 1996 as those proceeds were not received by the Company until October 1, 1996. In addition, pursuant to the previously announced warrant repurchase program, during 1996 NVR repurchased 561,135 warrants, at market prices, for an aggregate purchase price of $309. The Company retired the repurchased warrants with a charge to retained earnings equal to the purchase price. A total of 106,178 warrants expired unexercised.

                                       PART II
                                       -------



    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
    -------   --------------------------------

              A.   11.  Computation of Earnings per Share.

              B.   27.  Financial Data Schedule.

              C. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                                                          PAGE
-------   ---------------------------------------------------   ----

11.       Computation of Earnings per Share                       18

27.       Financial Data Schedule                                 19


                                      SIGNATURE







    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 25, 1996                  NVR, Inc.



                                  By:  /s/ Paul C. Saville
                                       -------------------
                                       Paul C. Saville
                                       Senior Vice President Finance and
                                       Chief Financial Officer