Form 10-K
period 1996-12-31
NVR INC
filed 1997-03-12
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

         (Mark One)

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1996

                                      OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____ to _______________


                        Commission file number 1-12378


                                   NVR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              VIRGINIA                                     54-1394360
-------------------------------                  -------------------------------
(State or other jurisdiction                     (IRS employer identification
of incorporation or organization)                          number)



                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                                  ____________

            Securities registered pursuant to Section 12(b) of the Act:
         --------------------------------------------------------------


     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common stock, par value $0.01 per share       American Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None
       -----------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__
                                        ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


As of January 30, 1997 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange was approximately $157.6 million. As of January 30, 1997 there were 12,886,996 total shares of common stock outstanding.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No____
                            -----

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT OF NVR, INC. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1996 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.


                             Page 1 of 217 pages

                     The Exhibit Index begins on page 15.

                                     INDEX

     PART I                                                                PAGE
     ------                                                                ----
     Item 1.  Business....................................................  3
     Item 2.  Properties..................................................  6
     Item 3.  Legal Proceedings...........................................  6
     Item 4.  Submission of Matters to a Vote of Security Holders.........  6
              Executive Officers of the Registrant........................  7

     PART II
     --------

     Item 5.  Market for Registrants' Common Equity and Related Stockholder
              Matters.....................................................  8
     Item 6.  Selected Financial Data.....................................  9
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 11
     Item 8.  Financial Statements and Supplementary Data................. 14
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 14


     PART III
     --------

     Item 10. Directors and Executive Officers of the Registrant.......... 14
     Item 11. Executive Compensation...................................... 14
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................. 14
     Item 13. Certain Relationships and Related Transactions.............. 14


     PART IV
     -------

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
              8-K......................................................... 15

                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------




GENERAL


     NVR, Inc. ("NVR" or the "Company"), formed in 1980 as NVHomes, Inc. ("NVH"), is a holding company that currently operates, through its subsidiaries, in two business segments: 1) the construction and marketing of homes and 2) financial services, including a mortgage banking operation. Unless the context otherwise requires, references to "NVR" or the "Company" include its subsidiaries.


     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 72% of its 1996 homebuilding revenues. NVR's homebuilding operations construct and sell single-family detached homes, townhomes and condominium buildings in two distinct product lines, through two divisions: Ryan Homes and NVHomes. Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers. In 1996 the average price of a unit settled by NVR was approximately $182,700.


     NVR obtains land for homebuilding by acquiring control over finished building lots through option contracts with land developers that require forfeitable deposits, thereby reducing the financial requirements and risks associated with direct land ownership. NVR generally seeks to maintain control over an inventory of lots sufficient to provide for the next 18 to 24 months of projected home sales, based upon projected sales volumes in the various communities in which it operates.


     In addition to building and selling homes, NVR provides a number of mortgage-related services through its national mortgage banking operations, which operate in 12 states. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 45% of the aggregate dollar amount of loans closed in 1996. In 1996, NVR's mortgage banking business closed approximately 10,400 loans with an aggregate principal amount of approximately $1.2 billion. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets, but it retains the servicing rights associated with a portion of those loans. During 1996 NVR sold a significant portion of its servicing portfolio, resulting in a servicing portfolio balance at December 31, 1996 of approximately $579 million. NVR's mortgage banking business generates revenues primarily from origination fees, servicing fees, gains on marketing of loans, title fees, and sales of servicing rights.


     Segment information for NVR's homebuilding and financial services businesses is included in note 2 to NVR's consolidated financial statements.


HOMEBUILDING


     PRODUCTS


     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs which have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from 985 to 5,450 square feet, with two to five bedrooms, and are priced from approximately $74,000 to $660,000.

     MARKETS


     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                                         CONTRACTS FOR SALE
                                          SETTLEMENTS                  (NET OF CANCELLATIONS)
                                      YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                    ----------------------------      --------------------------
REGION                                1996      1995     1994           1996    1995     1994
------                              --------  -------  ---------      -------  -------  --------
Washington/Baltimore                   3,834     3,375     3,337         3,751    3,842     3,037
Other (1)                              1,861     1,482     1,378         1,939    1,764     1,320
                                       -----     -----     -----         -----    -----     -----

Total                                  5,695     4,857     4,715         5,690    5,606     4,357
                                       -----     -----     -----         -----    -----     -----

(1) Includes Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Tennessee and Delaware.



     CONSTRUCTION


     Construction work on NVR's homes is performed by independent subcontractors under fixed-price contracts. The work of subcontractors is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors representing the building trades in its various markets and is dependent neither on any single subcontractor nor on a small number of subcontractors.


     SALES AND MARKETING


     NVR's preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these homes are usually converted into temporary sales centers where alternative facades and floor plans are displayed and designs for other models are available for review. Sales representatives are compensated largely on a commission basis.


     REGULATION


     NVR and its subcontractors must comply with various federal, state and local zoning, building, pollution, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with its construction and sales activities. All of these regulations have increased the cost required to market NVR's products. Counties and cities in which NVR builds homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on NVR's construction activities. However, there is no assurance that such restrictions will not adversely affect NVR in the future.


     COMPETITION AND MARKET FACTORS

     The housing industry is highly competitive.   NVR competes with numerous
homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than NVR. The Company also faces competition from the home resale market. NVR's homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. NVR's homebuilding operations historically have been one of the market leaders in each of the markets where NVR operates.


     The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. In addition, a variety of other factors affect the housing industry and the demand for new homes, including the availability and increases in the cost of land, labor and materials, changes in consumer preferences, demographic trends and the availability of mortgage finance programs.


     NVR is dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, NVR utilizes standard products available from multiple sources. Such raw materials have been generally available in adequate supply.


FINANCIAL SERVICES


     MORTGAGE BANKING


     NVR's financial services business is centered around residential mortgage lending. NVR provides a number of mortgage related services to its homebuilding customers and to other customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate companies which broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees.


     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly-owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance") is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. The size of its servicing portfolio has decreased to approximately $579 million in principal amount of loans being serviced at the end of 1996, from $1.4 billion at the end of 1995.


     NVR SAVINGS BANK


     NVR's financial statements reflect, as discontinued operations, the operating results of a federally chartered savings bank, NVR Savings Bank, F.S.B. ("NVRSB"). In March 1994, NVR completed the sale of the assets and liabilities of NVRSB to a financial institution. See Note 3 to the consolidated financial statements.


     MORTGAGE-BACKED SECURITIES


     NVR's limited purpose subsidiary ("Limited-Purpose Financing Subsidiary") was organized to facilitate the financing of long-term mortgage loans through the sale of bonds collateralized by mortgage-backed securities, including certificates guaranteed as to the full and timely payment of principal and interest by FNMA, and certificates guaranteed as to payment of principal and interest by GNMA and FHLMC. The issuance of mortgage-collateralized bonds has in the past facilitated NVR's ability, through its mortgage-banking subsidiaries, to provide home mortgage financing to its customers. There have been no bonds issued since 1988.


     COMPETITION AND MARKET FACTORS


     NVR's mortgage banking operations operate in 12 states and have 25 offices. Their main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

     REGULATION


     NVR Finance, as an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA, is subject to the rules, regulations and guidelines of, and examinations by, those agencies, which restrict certain activities of NVR Finance. NVR Finance is currently eligible and expects to remain eligible to participate in such programs; however, any significant impairment of its eligibility could have a material adverse impact on its operations. In addition, NVR Finance is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.


EMPLOYEES


     At December 31, 1996, NVR employed 1,800 full-time persons, of whom 569 were officers and management personnel, 135 were technical and construction personnel, 338 were sales personnel, 362 were administrative personnel and 396 were engaged in various other service and labor activities. None of the Company's employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes that its employee relations are good.



ITEM 2.   PROPERTIES
------    ----------


     NVR's executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one half year term expiring in March 2005.


     NVR leases two buildings in Robinson Township, a suburb of Pittsburgh, Pennsylvania. The buildings are leased for a term of twenty-five years expiring in 2014 and NVR has options to purchase the buildings at various times throughout the lease term. NVR is obligated to offer to purchase the office buildings upon termination of the lease at a price equal to the greater of the fair market value of the buildings on the relevant date under the lease or $11.7 million, the original acquisition cost of the premises, plus certain additional amounts.


     NVR's manufacturing facilities are located in Thurmont, Maryland; Farmington, New York; and Darlington, Pennsylvania. NVR has leased the Thurmont and Farmington manufacturing facilities for a term expiring in 2014 with various options for extension of the leases and for the purchase of the facilities. The Darlington lease expires in 2005 and also contains various options for extension of the lease and for the purchase of the facility.


     NVR also leases office space in 63 locations in 13 states for field offices, mortgage banking and title services branches and certain model homes under leases expiring at various times through 2000. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.


ITEM 3.   LEGAL PROCEEDINGS
-------   ------------------


     NVR and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, this litigation will not have any material adverse effect on the financial position of NVR.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------


     NONE

EXECUTIVE OFFICERS OF THE REGISTRANT


     The table below sets forth pertinent information with respect to the executive officers of NVR.

     NAME                    AGE              POSITIONS
     ----                    ---              ---------
     Dwight C. Schar         55   Chairman of the Board, President and
                                  Chief Executive Officer of NVR

     Michael J.Cannizzo      51   Senior Vice President-Administration of
                                  NVR Homes (NVR's homebuilding operations)

     William J.Inman         49   President of NVR Finance (NVR'smortgage
                                  banking operations)

     James M.Sack            46   Vice President,Secretary and General

     Paul C.Saville          41   Senior Vice President Finance, Chief Financial
                                  Officer, and Treasurer of NVR

     Dennis M.Seremet        41   Vice President and Controller of NVR and Vice
                                  President Finance, NVR Homes
__________

     Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR, as well as chairman of the board of NVR Homes, Inc. ("Homes") and NVR Financial Services, Inc. ("NVRFS") since September 30, 1993. Until September 30, 1993, Mr. Schar had been the chief executive officer of NVR L.P. since April 1986, a director and the chairman of the NVCompanies, Inc. ("NVC") board of directors since September 1984 (NVC was the general partner of NVR L.P.'s managing general partner) and chairman of Ryan Homes, Inc.'s ("RHI") board of directors since December 1986. Mr. Schar also was a director of NVRSB from December 1988 through March 1994.


     Michael J. Cannizzo has been senior vice president-administration of Homes since January, 1995. Mr. Cannizzo was president of Homes from September 30, 1993 through December 1994. Mr. Cannizzo was president and chief executive officer of RHI from February 1989 to September 1993 and president and chief executive officer of NVR L.P.'s homebuilding operations from September 1990 to September 30, 1993.


     William J. Inman has been president of NVRFS since October 1988 and NVR Finance since January 1992. Mr. Inman had been president of NVR Mortgage L.P. from October 1988 to September 1993. From May 1992 through March 1994, Mr. Inman served as chairman of the board of directors of NVRSB.


     James M. Sack has been vice president, secretary and general counsel of NVR since September 30, 1993. Mr. Sack was also vice president, secretary and general counsel of NVC for NVR L.P. from September 1989 through September 1993. Mr. Sack has been senior vice president of NVR Development L.P. since September 1989. Since July 1992, Mr. Sack has practiced law with Sack & Associates, P.C. in Vienna, Virginia.


     Paul C. Saville has been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993. Mr. Saville was senior vice president and treasurer of NVC for NVR L.P. and senior vice president of finance and treasurer of RHI from February 1990 through September 1993.


     Dennis M. Seremet has been vice president and controller of NVR since April 1, 1995. Mr. Seremet also currently serves as vice president finance, Homes, to which he was appointed on September 30, 1993. From June 1990 to September 1993, Mr. Seremet had been vice president finance of NVR L.P.'s homebuilding operations.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------  ----------------------------------------------------------------------

     NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 1996 and 1995 as reported by the AMEX.

                                             HIGH      LOW
                                            ------    ------

     PRICES PER SHARE:

          1995:
               First Quarter  ....           6-1/4     5-3/8
               Second Quarter ....               8     5-7/8
               Third Quarter  ....          11-1/8    6-7/16
               Fourth Quarter ....          10-5/8     9-3/8


          1996:
               First Quarter  ....              11     9-1/8
               Second Quarter ....          11-1/8     9-1/2
               Third Quarter  ....              11    9-3/16
               Fourth Quarter ....              13     8-7/8


     As of the close of business on January 30, 1997, there were 1,245 shareholders of record.

     NVR has not paid any cash dividends on its shares of common stock during the years 1996 or 1995. NVR's bank indebtedness and the indenture governing NVR's 11% Senior Notes due 2003 contain restrictions on the ability of NVR to pay dividends on its common stock.

ITEM 6.     SELECTED FINANCIAL DATA (dollars in thousands, except per Share/Unit
-------     -----------------------
            amounts)

     The following tables set forth selected financial information for NVR. The selected statement of operations and balance sheet data have been extracted from NVR's consolidated financial statements for each of the periods presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

                                                   (SUCCESSOR) (1)                                    (PREDECESSOR) (1)
                                               (POST-REORGANIZATION)                                (PRE-REORGANIZATION)
                               -------------------------------------------------------   ------------------------------------------
                                                                          THREE MONTHS    NINE MONTHS
                                             YEAR ENDED                       ENDED          ENDED              YEAR ENDED
                               ----------------------------------------
                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,         DECEMBER 31,
                                   1996          1995          1994           1993           1993(2)              1992(2)
                                   ----          ----          ----           ----           -------              -------
STATEMENT OF OPERATIONS DATA:
HOMEBUILDING DATA:
 Revenues                       $1,045,930     $869,119      $820,915       $209,466        $528,418            $ 689,542
 Gross profits (3)                 139,675      118,084       104,827         19,083          62,064               79,625
FINANCIAL SERVICES GROUP:
 Mortgage banking fees (4)          24,029       26,297        25,118          4,354          26,573               34,455
 Interest income                     5,351        4,744         5,288          2,256           1,919                3,757
 Interest expense                    2,249        2,090         2,364          1,557           2,296                3,874
CONSOLIDATED DATA:
 Income (loss) before
  discontinued
  operations and
   extraordinary gains          $   25,781     $ 16,400      $  9,018       $ (7,010)       $(17,178)           $  (9,235)
 Income (loss) before
  discontinued
  operations and
   extraordinary gains
  per Share/Unit (5)            $     1.72     $   1.07      $   0.53       $  (0.40)       $  (0.56)           $   (0.32)

                                                                                                                   (PREDECESSOR) (1)

                                                              (SUCCESSOR) (1)                                         (PRE-REORG-
                                                          (POST-REORGANIZATION)                                       ANIZATION)
                                 -----------------------------------------------------------------                    ----------
                                                                       DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------

                                      1996                  1995                  1994                1993 (2)          1992 (2)
                                 --------------        --------------        --------------      --------------    -----------------
CONSOLIDATED BALANCE SHEET DATA:
 Homebuilding inventory          $  171,693            $  154,713            $  109,538          $  116,389        $       115,647
 Total assets (6)                   501,165               513,598               446,942             558,091                423,009
 Notes and loans payable (6)        201,592               221,295               184,414             297,208                154,604
 Liabilities subject to
   compromise (7)                         -                     -                     -                   -                281,516
 Equity (deficit) (8)               152,010               146,180               129,522             134,797               (122,002)


(1) Under NVR L.P.'s (the "Predecessor") plan of reorganization (the "Plan") that was completed on September 30, 1993 (the "Effective Date"), the Predecessor, which was a master limited partnership, was reorganized as a corporation (the "Incorporation Transaction"). The Incorporation Transaction included the merger of Ryan Homes, Inc. ("RHI") into NVR, Inc., (the "Successor") a newly formed Virginia corporation. NVR, Inc. then succeeded to all of the assets and liabilities of the Predecessor (the "Merger") on the Effective Date. In connection with the Plan and following a series of other consolidation and merger transactions, NVR, Inc. conducts substantially all of its homebuilding operations in NVR Homes, Inc. ("Homes"), NVR's wholly-owned homebuilding company, and its financial services operations in NVR Financial Services, Inc. ("NVRFS"), NVR's wholly-owned financial services business holding company. Unless the context otherwise requires, "NVR" or the "Company" refers to NVR L.P. prior to the Merger and to NVR, Inc. after the Merger.

(2) Effective September 30, 1993, NVRSB is presented on a discontinued operations basis. Statement of operations and balance sheet data for prior periods have been reclassified to reflect this change.

(3) Gross profits in the fourth quarter of 1993 include a non-cash $9,000 inventory valuation adjustment. This adjustment negatively impacted gross profits and was required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") issued by the American Institute of Certified Public Accountants as part of "fresh-start" accounting and reporting. Effective October 1, 1993, NVR discontinued the capitalization of interest costs into inventory since the effect of directly charging such costs to expense as compared to capitalization is not expected to have a material impact on NVR's results of operations. Capitalized interest costs relieved to cost of sales for periods prior to October 1, 1993 have not been reclassified to interest expense.

(4) Effective January 1, 1995, NVR adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting For Mortgage Servicing Rights. SFAS No. 122 amended SFAS No. 65, Accounting For Certain Mortgage Banking Activities, by requiring that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. Retroactive application of SFAS No. 122 to periods prior to the fiscal year of adoption is prohibited, and thus, mortgage banking fees for the years ended December 31, 1996 and 1995 are not directly comparable to prior periods. For the years ended December 31, 1996 and 1995, application of SFAS No. 122 increased mortgage banking fees by $906 and $1,717, respectively.

(5) In connection with the effectiveness of the Plan, NVR was reorganized as a corporation and 17,057,326 common shares were issued and outstanding on September 30, 1993. For the years ended December 31, 1996, 1995 and 1994, and for the three months ended December 31, 1993, income (loss) from continuing operations per share was computed based on 14,969,111, 15,373,285, 17,097,172 and 17,690,553 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding. The weighted average number of Units outstanding and the weighted average number of Unit equivalents, which include option rights and warrants, were approximately 30,396,000 and 30,393,000 for the nine months ended September 30, 1993 and the year ended December 31, 1992, respectively.

(6) Effective in the fourth quarter of 1996, the Limited Purpose Financing Subsidiaries are presented on a net basis. Accordingly, balance sheet data for prior periods have been reclassified to reflect this change. See note 1 to the accompanying consolidated financial statements.

(7) Effective April 6, 1992, pursuant to the requirements of SOP 90-7, pre-petition liabilities that management believed were subject to compromise were reflected in the aggregate on NVR's consolidated balance sheet for December 31, 1992. Liabilities subject to compromise included NVR's subordinated debt securities along with accrued and unpaid interest thereon, financing and mortgage obligations on certain office buildings and a manufacturing facility, and other pre-petition liabilities which were either unsecured or undersecured, and may have been impaired by the Plan. As a result of the confirmation of the Plan, these pre-petition liabilities were either settled or discharged in accordance with the provisions of the Plan.

(8) On September 30, 1993, the preferred partnership interests and the Units, including the Units issued in connection with NVR's subordinated debt-for-equity exchange, were exchanged for 17,057,326 common shares with an aggregate fair value on the date of the exchange of $130,000. No cash dividends for common stock were declared for any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS (dollars in thousands except per share data)
         ----------------------------------------------------------




RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and financial services. The results of these two segments are discussed separately below. Holding company general and administrative expenses are fully allocated to the homebuilding and financial services segments in the information presented below.

HOMEBUILDING SEGMENT

     Homebuilding revenues for 1996 increased 20.3% to $1,045,930 from $869,119 in 1995. The increase in revenues was primarily due to a 17.3% increase in the number of homes settled from 4,857 in 1995 to 5,695 in 1996 and to a 2.8% increase in the average settlement price from $177.7 in 1995 to $182.7 in 1996. New orders for 1996 increased 1.5% to 5,690 compared with 5,606 in 1995. Homebuilding revenues for 1995 increased 5.9% to $869,119 from $820,915 in 1994. The increase in revenues was primarily due to a 3.0% increase in the number of homes settled from 4,715 during 1994 to 4,857 in 1995 and to a 2.7% increase in the average settlement price from $173.0 in 1994 to $177.7 in 1995. New orders for 1995 increased 28.7% to 5,606 compared with 4,357 in 1994. The increase in new orders was primarily a result of declining interest rates and to a lesser extent, new orders generated in markets entered into during 1994.

     Gross profit margins decreased to 13.4% in 1996 compared to 13.6% in 1995. The decrease in gross profit margins from the prior year was primarily attributable to more competitive market conditions in certain of the Company's markets and, to a lesser extent, higher lumber costs. Gross profit margins increased to 13.6% in 1995 compared to 12.8% in 1994. The increase in gross profit margins from the prior year was primarily attributable to lower lumber costs and improved operating efficiencies. The higher costs associated with the severe winter weather conditions in 1994 were not incurred in 1995.

     SG&A expenses for 1996 increased $7,984 to $71,184 from $63,200 in 1995, and as a percentage of revenues decreased from 7.3% in 1995 to 6.8% in 1996. The dollar increase in SG&A expenses was primarily due to increased costs that correspond to the aforementioned increase in revenues. SG&A expenses for 1995 increased $5,332 to $63,200 from $57,868 in 1994, and as a percentage of revenue increased from 7.0% in 1994 to 7.3% in 1995. The increase in SG&A expenses was primarily due to increased costs that correspond to the expansion into new markets during 1994 and an increase in the number of communities in existing markets.

     Backlog units and dollars were 2,466 and $453,211, respectively, at December 31, 1996 compared to backlog units of 2,471 and dollars of $442,268 at December 31, 1995. The increase in backlog dollars was primarily due to a 2.6% increase in the average sales prices during 1996 as compared to the same 1995 period. Backlog units of 2,471 and dollars of $442,268 at December 31, 1995 increased by 43.5% and 46.3%, respectively, compared to backlog units of 1,722 and dollars of $302,219 at December 31, 1994. The increase in backlog units was primarily due to a 55.5% increase in new orders for the six months ended December 31, 1995 as compared to the same 1994 period.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a meaningful comparison of operating performance of the homebuilding segment because it excludes the amortization of certain intangible assets and other non-cash items. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

CALCULATION OF HOMEBUILDING EBITDA:

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                1996      1995      1994
                                              --------  --------  --------
     Operating income                         $62,755   $49,413   $42,461
     Depreciation                               2,863     2,211     1,820
     Amortization of excess reorganization
      value                                     7,048     7,048     7,404
     Other non-cash items                       2,239     1,740     1,343
                                              -------   -------   -------
     Homebuilding EBITDA                      $74,905   $60,412   $53,028
                                              =======   =======   =======
     % of Homebuilding revenues                   7.2%      7.0%      6.5%

     Homebuilding EBITDA in 1996 was 24.0% higher than in 1995, and as a percentage of revenues increased from 7.0% to 7.2%. Homebuilding EBITDA in 1995 was 13.9% higher than 1994 and as a percentage of revenues increased from 6.5% to 7.0%.

FINANCIAL SERVICES SEGMENT

     The Financial Services segment generated operating income of $2,583 for the year ended December 31, 1996 compared to operating income of $1,162 during the year ended December 31, 1995 and an operating loss of $92 during the year ended December 31, 1994. Mortgage loan closings were $1,243,945, $1,092,676 and $1,115,337 during the respective years ended December 31, 1996, 1995 and 1994. The increases in operating income and mortgage loan closings were achieved despite continued strong price competition and fewer operating branch offices during the current year as compared to the prior year periods.

     Mortgage banking fees decreased $2,268 when comparing 1996 and 1995 and increased $1,179 when comparing 1995 and 1994. A summary of mortgage banking fees is noted below:


     MORTGAGE BANKING FEES:                     1996         1995         1994
                                             ----------   ----------   ----------
         Net gain (loss) on sale of loans    $   14,401   $    8,320   $   (5,959)
         Servicing                                4,894        7,128        7,073
         Title services                           5,928        5,315        5,279
         Gain (loss) on sale of servicing        (1,194)       5,534       18,725
                                             ----------   ----------   ----------
                                             $   24,029   $   26,297   $   25,118
                                             ==========   ==========   ==========

     Effective as of January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities, by requiring that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Retroactive application of SFAS No. 122 to periods prior to the fiscal year of adoption is prohibited. In addition, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Such adoption caused Financial Services operating income to increase by $610 and $1,511, respectively, during the years ended December 31, 1996 and 1995.

     Mortgage banking fees in 1996 were lower in comparison to 1995, which is primarily attributable to the loss on sale of servicing rights and lower servicing fee revenues resulting from the reduction in the mortgage loan servicing portfolio. These lower revenues were partially offset by the improved marketing results on the sale of mortgage loans and higher servicing values realized through the sale of mortgage servicing rights recognized under SFAS No.
122. Operating income was higher in 1996 in comparison to 1995 as a result of the cost cutting measures enacted by the financial services group during 1996 and the increase in mortgage loan closings noted above.

     Mortgage banking fees in 1995 were comparable with 1994 despite a slightly lower volume of loan closings. Operating income was higher due to the aforementioned adoption of SFAS 122 and to second-half 1995 declining interest rates that had improved overall market conditions and contributed to stronger loan closing activity and marketing results in the last quarter of 1995. In response to market conditions, the financial services segment closed thirteen mortgage origination branches during the third quarter of 1995 and accrued approximately $1,000 in office closure expenses.

SEASONALITY

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters, and the highest numbers of settlements historically have occurred in the second, third and fourth quarters. Because NVR's financial services operations generate part of their business from NVR's homebuilding operations and from outside homebuilders affected by seasonality, to the extent that homebuilding is adversely affected by seasonality, financial services operations may also be affected. The existence of mortgage banking and title services offices outside of the Middle Atlantic region and the existence of third-party business tend to reduce the effects of seasonality on the results of NVR's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and
extinguishments of liabilities.   SFAS No. 125 is effective for financial
statements for fiscal years beginning after December 15, 1996. Upon adoption, the Company does not believe that SFAS No. 125 will have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a credit facility. The homebuilding segment has available a $60,000 unsecured Working Capital Revolving Credit agreement to fund its working capital needs, under which no amounts were outstanding at December 31, 1996.

     NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $61,259 was outstanding at December 31, 1996. NVR Finance also has available two annually renewable, gestation mortgage-backed security repurchase agreements ( "Repo Facility"), one of which is uncommitted, with a maximum of $100,000 in borrowings available. There was an aggregate of $6,204 outstanding under the Repo Facility at December 31, 1996.

     Various debt agreements limit the ability of NVR's subsidiaries to transfer funds to NVR in the form of dividends, loans or advances. NVR's subsidiaries had net assets (after intercompany eliminations) of $253,435 as of December 31, 1996, that were so restricted.

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 1996, NVR's operating activities provided cash of $38,782 for this period. The cash was provided primarily by cash outflows of $1,243,945 used to close or purchase mortgage loans held for sale offset by cash inflows of $1,268,254 from the sale of such loans.

     Net cash provided by investing activities was $84,862 for the year ended December 31, 1996. The primary sources of cash were principal payments on and proceeds from the sale of mortgage-backed securities, which are primarily used for the redemption of bonds as discussed below, and proceeds from the sale of mortgage servicing rights.

     Net cash used for financing activities was $104,431 for the year ended December 31, 1996. Cash was primarily used to repay borrowings under credit lines and for the redemption of bonds using cash provided by the related
mortgage backed securities as discussed above.   NVR also purchased
approximately 3.3 million shares of its common stock for an aggregate purchase price of $35,137 during the year ending December 31, 1996. The company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements. Additionally, NVR received approximately $13,161 from the exercise of warrants during 1996.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

     The financial statements required by this Item are included in the financial statements and schedules included herein under Item 14 and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Item 10 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     Item 11 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     Item 12 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     Item 13 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------

FINANCIAL STATEMENTS

     NVR, INC. - CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     NVR FINANCIAL SERVICES, INC. - CONSOLIDATED FINANCIAL STATEMENTS Report of Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Shareholder's Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     NVR HOMES, INC. - CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated  Statements of Shareholder's Equity
     Consolidated  Statements of Cash Flows
     Notes to Consolidated Financial Statements

     RVN, INC. - FINANCIAL STATEMENTS
     Report of Independent Auditors
     Balance Sheet
     Statement of Income
     Statement of Shareholder's Equity
     Statement of Cash Flows
     Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES

     Schedule I - Condensed Financial Information of Registrant


DESCRIPTION OF EXHIBITS

     EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------

     2.1 Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as modified to July 21, 1993). Incorporated by reference to Exhibit 2.1 in NVR, Inc.'s 1993 Registration Statement on Form S-1 (No. 33-63190) (the "1993 Registration Statement").

     3.1 Restated Articles of Incorporation of NVR, Inc. Incorporated by reference to Exhibit 3.7 in NVR, Inc.'s 1993 Registration Statement.

     3.2 Bylaws of NVR, Inc. Incorporated by reference to Exhibit 3.8 in NVR, Inc.'s 1993 Registration Statement.

     3.3 Restated Articles of Incorporation of NVR Homes, Inc. Incorporated by reference to Exhibit 3.9 in NVR, Inc.'s 1993 Registration Statement.

     3.4       Bylaws of NVR Homes, Inc. Incorporated by reference to Exhibit
               3.10 in NVR, Inc.'s 1993 Registration Statement.

     3.5 Articles of Incorporation of NVR Financial Services, Inc., as amended. Incorporated by reference to Exhibit 3.5 and 3.11 in NVR, Inc.'s 1993 Registration Statement.

     3.6 Bylaws of NVR Financial Services, Inc. Incorporated by reference to Exhibit 3.6 in NVR, Inc.'s 1993 Registration Statement.

    *3.7       Certificate of Incorporation of RVN, Inc.

    *3.8       Bylaws of RVN, Inc.

     4.1 Form of Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc. and NVR Financial Services, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee. Incorporated by reference to Exhibit 4.1 in NVR, Inc.'s 1993 Registration Statement.

     4.2       Form of Note (included in Indenture filed as Exhibit 4.1).

     4.3 Form of Warrant Agreement dated September 30, 1993 between NVR, Inc. and Chemical Bank, as warrant agent. Incorporated by reference to Exhibit 10.14 in NVR, Inc.'s 1993 Registration Statement.

    *4.4 Form of Supplemental Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc., NVR Financial Services, Inc. and RVN, Inc, as guarantors, and IBJ Schroder Bank & Trust Company, as trustee.

     10.1 Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 1996.

     10.2 Executive Employment Agreement between NVR, Inc. and Michael J. Cannizzo dated January 1, 1995.

     10.3 Executive Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 1995.


     10.5 Employment Agreement between NVR, Inc. and William J. Inman dated November 13, 1995.

    *10.6 Second Amended and Restated Loan Agreement dated as of June 13, 1996 among NVR Mortgage Finance, Inc. and Bank One, Texas, N.A., as Agent, and the other lenders party thereto.

     10.7      NVR, Inc. Equity Purchase Plan. Incorporated by reference to
               Exhibit 10.10 in NVR, Inc.'s 1993 Registration Statement.


     10.8 NVR, Inc. Directors Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.11 in NVR, Inc.'s 1993 Registration Statement.

     10.9 NVR, Inc. Management Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 in NVR, Inc.'s 1993 Registration Statement.

    10.10 Pledge Agreement dated September 30, 1993 between IBJ Schroder Bank & Trust Company, as collateral agent, and NVR, Inc. Incorporated by reference to Exhibit 10.18 in NVR, Inc.'s 1993 Registration Statement.

    10.11 Credit and Security Agreement dated September 30, 1993 among NVR Homes, Inc., NVR, Inc. and The First National Bank of Boston, as agent. Incorporated by reference to Exhibit 10.2 in NVR, Inc.'s Current Report on Form 8-K dated October 4, 1993.

    10.12 Guaranty of Collection between NVR, Inc. and The First National Bank of Boston, as agent. Incorporated by reference to Exhibit
               10.3 in NVR, Inc.'s Current Report on Form 8-K dated October 4, 1993.

    10.13 Master Repurchase Agreement dated as of July 7, 1993 between NVR Mortgage Finance, Inc. and Merrill Lynch Mortgage Capital, Inc. Incorporated by reference to Exhibit 10.16 in NVR, Inc.'s 1993 Registration Statement.

    10.14 Gestation Financing Agreement dated January 14, 1994 between NVR Mortgage Finance, Inc. and Bank One, Texas, National Association. Incorporated by reference to Exhibit 10.14 in NVR, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

    10.18 Agreement among Crestar Bank, NVR Savings Bank, FSB, and NVR Financial Services, Inc. dated November 8, 1993. Incorporated by reference to NVR's Current Report on Form 8-K dated March 17, 1994.

    10.19      Employee Stock Ownership Plan of NVR, Inc.


    10.20 Amended and restated credit and security agreement dated as of May 5, 1995 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

    10.22      NVR, Inc. 1994 Management Equity Incentive Plan.

    10.25 First modification of amended and restated credit and security agreement dated as of January 16, 1996 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

    10.26 NVR, Inc. Management Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

    10.27 NVR, Inc. Directors' Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

   *10.28 Second modification of amended and restated credit and security agreement dated as of May 5, 1996 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

   *10.29 Third modification of amended and restated credit and security agreement dated as of December 31, 1996 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

   *10.30 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996.

   *10.31 Uncommitted Gestation Financing Agreement dated as of March 15, 1996 between NVR Mortgage Finance, Inc. and Bank One, Texas, National Association.

      *11      Computation of earnings per Share.

      *21      NVR, Inc. Subsidiaries.

      *23      Consent of KPMG Peat Marwick LLP (independent auditors).

      *27      Financial Data Schedule

*Filed herewith.

_________________

     REPORTS ON FORM 8-K (NONE)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NVR, Inc.



                           By:   /s/ Dwight C. Schar
                               -------------------------------------
                                 Dwight C. Schar
                                 Chairman of the Board of Directors,
                                 President and Chief Executive Officer

Dated:  March 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                          TITLE                    DATE
     ----------                         ------                   ----

                                 Chairman of the Board
                                 of Directors, President and
 /s/ Dwight C. Schar             Chief Executive Officer
---------------------
Dwight C. Schar                                                  March 12, 1997


 /s/ C. Scott Bartlett, Jr.      Director
----------------------------
C. Scott Bartlett, Jr.                                           March 12, 1997


 /s/ Manuel H. Johnson           Director
----------------------
Manuel H. Johnson                                                March 12, 1997


 /s/ William A. Moran            Director
---------------------
William A. Moran                                                 March 12, 1997


 /s/ Richard H. Norair, Sr.      Director
---------------------------
Richard H. Norair, Sr.                                           March 12, 1997


 /s/ David A. Preiser            Director
-----------------------
David A. Preiser                                                 March 12, 1997

 /s/ George E. Slye              Director
---------------------
George E. Slye                                                   March 12, 1997


 /s/ John M. Toups               Director
---------------------
John M. Toups                                                    March 12, 1997


 /s/ Frederick W. Zuckerman      Director
-----------------------------
Frederick W. Zuckerman                                           March 12, 1997


                                 Senior Vice President,
                                 Chief Financial Officer
 /s/ Paul C. Saville             and Treasurer
----------------------
Paul C. Saville                                                  March 12, 1997

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholders
NVR, Inc.:


We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."


/s/ KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 30, 1997

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)



                                                          DECEMBER 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
     ASSETS

       HOMEBUILDING:
          Cash and cash equivalents                    $ 71,533  $ 51,911
          Receivables                                     2,927     7,894
          Inventory:
           Lots and housing units, covered under
               sales agreements with customers          126,456   116,140
           Unsold lots and housing units                 37,940    33,399
           Manufacturing materials and other              7,297     5,174
                                                       --------  --------
                                                        171,693   154,713

          Property, plant and equipment, net             17,916    16,882
          Reorganization value in excess of amounts
           allocable to identifiable assets, net         75,818    89,867
          Contract land deposits                         36,383    31,315
          Other assets                                   21,008    15,993
                                                       --------  --------

                                                        397,278   368,575
                                                       --------  --------

       FINANCIAL SERVICES:
          Cash and cash equivalents                       3,247     3,656
          Mortgage loans held for sale, net              75,735    96,311
          Mortgage servicing rights, net                  6,309    18,017
          Property and equipment, net                       917     1,708
          Reorganization value in excess of amounts
           allocable to identifiable assets, net         12,788    13,877
          Other assets                                    4,891    11,454
                                                       --------  --------

                                                        103,887   145,023
                                                       --------  --------

            TOTAL ASSETS                               $501,165  $513,598
                                                       ========  ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                           DECEMBER 31,
                                                       --------------------
                                                         1996       1995
                                                       ---------  ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

       HOMEBUILDING:
          Accounts payable                             $ 54,894   $ 49,679
          Accrued expenses and other liabilities         85,260     88,943
          Note payable                                       86         93
          Other term debt                                14,043     14,025
          Senior notes                                  120,000    120,000
                                                       --------   --------
                                                        274,283    272,740
                                                       --------   --------
       FINANCIAL SERVICES:
          Accounts payable and other liabilities          7,409      7,501
          Notes payable                                  67,463     87,177
                                                       --------   --------
                                                         74,872     94,678
                                                       --------   --------


           Total liabilities                            349,155    367,418
                                                       --------   --------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY:
          Common stock, $0.01 par value; 60,000,000
           shares authorized; 19,881,515 and
           18,384,083 shares issued
           for 1996 and 1995, respectively                  199        184
          Additional paid-in-capital                    157,842    144,072
          Retained earnings                              47,098     21,626
          Less treasury stock at cost - 6,307,108
           and 3,170,721 shares at December 31,
           1996 and 1995, respectively                  (53,129)   (19,702)
                                                       --------   --------
           Total shareholders' equity                   152,010    146,180
                                                       --------   --------
              TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                   $501,165   $513,598
                                                       ========   ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                   (dollars in thousands, except share data)


                                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                          ------------------  ------------------  ------------------

HOMEBUILDING:
 Revenues                                        $1,045,930           $ 869,119           $ 820,915
 Other income                                         1,312               1,577               2,906
 Cost of sales                                     (906,255)           (751,035)           (716,088)
 Selling, general and administrative                (71,184)            (63,200)            (57,868)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                                (7,048)             (7,048)             (7,404)
                                                 ----------           ---------           ---------
  Operating income                                   62,755              49,413              42,461
 Interest expense                                   (16,611)            (17,166)            (20,208)
                                                 ----------           ---------           ---------
  Homebuilding income                                46,144              32,247              22,253

FINANCIAL SERVICES:
 Mortgage banking fees                               24,029              26,297              25,118
 Interest income                                      5,351               4,744               5,288
 Other income                                            47                  46                 283
 General and administrative                         (23,507)            (26,747)            (27,327)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                                (1,088)             (1,088)             (1,090)
 Interest expense                                    (2,249)             (2,090)             (2,364)
                                                 ----------           ---------           ---------
  Operating income (loss)                             2,583               1,162                 (92)

TOTAL SEGMENT INCOME                                 48,727              33,409              22,161

Income tax expense                                  (22,946)            (17,009)            (13,143)
                                                 ----------           ---------           ---------
Income before discontinued
 operations and extraordinary gains                  25,781              16,400               9,018
Discontinued operations                                   -                   -                 617
                                                 ----------           ---------           ---------
Income before extraordinary gains                    25,781              16,400               9,635
Extraordinary gain-repurchase
 of debt (net of tax expense of $645
 and $580 for the years ended December
 31, 1995 and 1994, respectively)                         -                 927                 834
                                                 ----------           ---------           ---------
NET INCOME                                       $   25,781           $  17,327           $  10,469
                                                 ==========           =========           =========

EARNINGS PER SHARE:
 Income before discontinued
  operations and extraordinary gain              $     1.72           $    1.07           $    0.53
 Discontinued operations                                  -                   -                0.04
 Extraordinary gain                                       -                0.06                0.05
                                                 ----------           ---------           ---------
 Earnings per share                              $     1.72           $    1.13           $    0.62
                                                 ==========           =========           =========

                See notes to consolidated financial statements.

                                   NVR, INC.
                Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)


                                                ADDITIONAL     RETAINED
                               COMMON            PAID-IN       EARNINGS         TREASURY
                                STOCK            CAPITAL        (DEFICIT)         STOCK
                               ------           --------       ----------       ---------
BALANCE, DECEMBER 31, 1993     $  179           $140,788       $(6,170)          $      -

 Net income                         -                  -        10,469                  -
 Purchase of common stock
  for treasury                      -                  -             -            (17,121)
 Performance share activity         2              1,341             -                  -
 Option activity                    -                 34             -                  -
                               ------            -------       -------          ---------
BALANCE, DECEMBER 31, 1994        181            142,163         4,299            (17,121)

 Net income                         -                  -        17,327                  -
 Purchase of common stock
  for treasury                      -                  -             -             (2,581)
 Performance share activity         1              1,739             -                  -
 Warrant Activity                   -                  1             -                  -
 Option activity                    2                169             -                  -
                               ------           --------        -------          ---------
BALANCE, DECEMBER 31, 1995        184            144,072        21,626            (19,702)

 Net income                         -                  -        25,781                  -
 Purchase of common stock
  for treasury                      -                  -             -            (35,137)
 Performance share activity         -                529             -              1,710
 Warrant Activity                  15             13,146          (309)                 -
 Option activity                    -                 95             -                  -
                               ------           --------       -------           --------
BALANCE, DECEMBER 31, 1996     $  199           $157,842       $47,098           $(53,129)
                               ======           ========       =======           ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                           YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                                       ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                  $    25,781         $    17,327         $    10,469
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Extraordinary gain - extinguishment of debt                           -              (1,572)             (1,414)
 Depreciation and amortization                                    15,417              14,814              13,817
 Loss (gain) on sales of loans                                   (14,401)             (8,320)              5,959
 Deferred tax provision                                             (322)             (3,596)              4,884
 Interest accrued and added to bond principal                      1,180               2,749               5,214
 Mortgage loans closed                                        (1,243,945)         (1,092,676)         (1,115,337)
 Proceeds from sales of mortgage loans                         1,268,254           1,052,550           1,194,247
 (Gain) loss on sales of mortgage servicing rights                 1,194              (5,534)            (18,725)
 Net change in assets and liabilities:
  Decrease (increase) in inventories                             (16,980)            (45,175)              6,851
  Decrease (increase) in receivables                               5,084              (2,191)             (1,584)
  Increase (decrease) in accounts payable and
   accrued expenses                                                 (611)             20,720              (3,004)
 Other, net                                                       (1,869)             (7,184)             (7,071)
                                                             -----------         -----------         -----------

 Net cash provided (used) by operating activities                 38,782             (58,088)             94,306
                                                             -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale/(purchase) of marketable securities                              -               5,000              (5,000)
 Proceeds from sales of mortgage-backed securities                45,835               1,069               2,417
 Purchase of property, plant and equipment                        (4,267)             (3,590)             (2,636)
 Principal payments on mortgage-backed securities                 15,511              16,932              51,466
 Change in net assets of discontinued operations                       -                   -                (617)
 Proceeds from sale of discontinued operations                         -                   -              40,319
 Purchase of mortgage servicing rights                              (193)            (10,664)             (1,830)
 Proceeds from sales of mortgage servicing rights                 23,518              16,050              15,525
 Other, net                                                        4,458               1,242              11,094
                                                             -----------         -----------         -----------

 Net cash provided by investing activities                        84,862              26,039             110,738
                                                             -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net repayments of land acquisition and
  construction debt and other term debt                                -                   -              (1,746)
 Redemption of bonds                                             (62,306)            (20,104)            (66,785)
 Repurchase of senior notes                                            -             (12,962)            (22,760)
 Purchases of treasury stock                                     (35,137)             (2,581)            (17,121)
 Net borrowings (repayments) under credit lines                  (19,935)             51,663             (86,238)
 Payment of financing fees                                             -                 (48)                (43)
 Other, net                                                       12,947                 172                  34
                                                             -----------         -----------         -----------
 Net cash provided (used) by financing activities               (104,431)             16,140            (194,659)
                                                             -----------         -----------         -----------

 Net increase (decrease) in cash                                  19,213             (15,909)             10,385
 Cash, beginning of year                                          55,567              71,476              61,091
                                                             -----------         -----------         -----------

 Cash, end of year                                           $    74,780         $    55,567         $    71,476
                                                             ===========         ===========         ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the year                               $    22,160         $    25,214         $    30,062
                                                             ===========         ===========         ===========
 Income taxes paid during the year, net of refunds           $    26,492         $    16,745         $     5,716
                                                             ===========         ===========         ===========

                See notes to consolidated financial statements.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of NVR, Inc. ("NVR" or "The Company"), its wholly-owned subsidiaries and certain partially-owned entities. NVR Savings Bank ("NVRSB") is accounted for on a discontinued operations basis through March 17, 1994 (see note 3). All significant intercompany transactions have been eliminated in consolidation. Certain information related to the 1995 and 1994 years have been reclassified to conform to the 1996 presentation.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes short-term investments with original maturities of three months or less.

     HOMEBUILDING INVENTORY

          Inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Field construction supervisors' salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets ("reorganization value") is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1996 and 1995 was $26,948 and $18,812, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale are valued at the lower of cost or market on a net aggregate basis.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     MORTGAGE-BACKED SECURITIES AND MORTGAGE-BACKED BONDS

          In prior years, the Company's ownership interests in mortgage-backed securities and the related mortgage-backed bonds were presented on a gross basis on the consolidated balance sheets and income statements. Accordingly, the book values of the mortgage-backed securities and mortgage-backed bonds were presented separately as assets and liabilities, respectively, on the consolidated balance sheets, and interest income on mortgage-backed securities and interest expense of the mortgage-backed bonds were presented separately as income and expense, respectively, on the consolidated income statements. All of such interests are at, or are nearing, the ends of their economic useful lives, and as such, NVR does not anticipate that such assets will generate significant amounts of income or cash flow in the future. Beginning in the fourth quarter of 1996, the Company's consolidated balance sheets for all periods presented reflect its ownership interests in mortgage-backed securities net of the related mortgage-backed bonds as a component of other assets of the financial services segment, and the consolidated statements of income for all periods presented reflect earnings from such interests net of the related interest expense as a component of other income of the financial services segment.

     EARNINGS PER SHARE

          Earnings per share was computed based upon the weighted average number of shares and share equivalents outstanding of approximately 14,969,111, 15,373,285 and 17,097,172 for the years ending December 31, 1996, 1995 and
     1994, respectively. Fully diluted earnings per share has not been presented because it is not significantly different than the primary earnings per share presented.

     REVENUES-HOMEBUILDING OPERATIONS

          NVR Homes, Inc. ("Homes"), a wholly owned subsidiary of NVR, builds light-frame, low-rise residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer. Additionally, to a significantly lesser degree, Homes sells house packages to builder-dealers and other homebuilders and recognizes revenue at the time the product is delivered to the builder-dealer or homebuilder.

     MORTGAGE BANKING FEES

          Mortgage banking fees include income earned by NVR's mortgage banking subsidiaries for originating and processing mortgage loans, servicing mortgage loans held in the servicing portfolio, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking. Loan origination fees and direct loan origination costs are deferred and the net deferred fees, or costs, are recognized either upon the sale of the loan or as an adjustment of the yield over the life of the loan.

     MORTGAGE SERVICING RIGHTS

          NVR adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights effective January 1, 1995. SFAS No. 122 requires the allocation of the total cost of acquiring mortgage loans to the mortgage servicing rights and the

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     loans (without the mortgage servicing rights) based on their relative fair values. Retroactive application of SFAS 122 to periods prior to the fiscal year of adoption is prohibited.

          NVR measures the impairment of the mortgage servicing rights based on their current fair value. Current fair value is determined through the discounted present value of estimated future net servicing cashflows using a risk-based discount rate and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). For the purposes of evaluating and measuring impairment of the mortgage servicing rights, they are stratified using the predominant risk characteristic of the underlying mortgage loans. NVR has determined that the predominant risk characteristic of the underlying mortgage loans is interest rate. Impairment, and subsequent changes in measurement of impairment, of any individual stratum is recognized through a valuation allowance for that stratum. The mortgage servicing rights are amortized to general and administrative expense in proportion to, and over the period of, the estimated net servicing income. The adoption of SFAS No. 122 caused the financial services segment income and net income to increase by $610 and $366 ($0.02 per share) for the year ended December 31, 1996 and by $1,511 and $891 ($0.06 per share) for the year ended December 31, 1995.

     DEPRECIATION

          Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

     INCOME TAXES

          NVR files a consolidated federal income tax return. Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

     FINANCIAL INSTRUMENTS

          Except as otherwise noted in notes 1 and 5 to the financial statements, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR's 11% Senior Notes due 2003 ("Senior Notes") as of December 31, 1996 and 1995 was $127,044 and $120,600, with a carrying value of $120,000 at both respective dates. The estimated fair values are based on quoted market prices for these instruments.

     IMPAIRMENT OF LONG-LIVED ASSETS

          During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such adoption did not have a material impact on the Company's financial condition or results of operations.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     STOCK-BASED COMPENSATION

          During 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As provided for under SFAS No. 123, NVR has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation arrangements. Because NVR elected the disclosure-only method available under SFAS No. 123, the adoption of SFAS No. 123 did not have an impact on NVR's consolidated financial statements.

2.   SEGMENT INFORMATION, NATURE OF OPERATIONS, AND CERTAIN CONCENTRATIONS

     NVR is a holding company that operates in two business segments: homebuilding and financial services. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 72% of its 1996 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings in two distinct product lines, through two divisions: Ryan Homes and NVHomes. Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers.

     The financial services segment, which operates under NVR Financial Services, Inc. ("NVRFS"), currently includes a national mortgage banking operation and a limited-purpose financing subsidiary (the "Limited-Purpose Financing Subsidiary") which was formed to facilitate the financing of long-term mortgage loans through the sale of non-recourse bonds collateralized by mortgage-backed securities. The Company sells all of the mortgage loans it closes into the secondary markets, but it retains the servicing rights associated with a portion of those loans. A significant portion of the Company's mortgage operations are conducted in the Washington, D.C. and Baltimore, Maryland metropolitan area. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 45% of the dollar amount of loans closed in 1996.

     Because there are no significant holding company revenues, unallocable selling, general and administrative expense and assets other than its investment in the homebuilding and financial services subsidiaries, the holding company (excluding its investment in its subsidiaries) is presented as part of the homebuilding segment in the accompanying consolidated financial statements and following:

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


                                     YEAR ENDED         YEAR ENDED          YEAR ENDED
                                  DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                  -----------------  -----------------  -----------------
REVENUES:
 Homebuilding                     $   1,047,242      $     870,696      $     823,821
 Financial Services                      29,427             31,087             30,689
                                  -------------      -------------      -------------
                                  $   1,076,669      $     901,783      $     854,510
                                  =============      =============      =============

                                     YEAR ENDED         YEAR ENDED         YEAR ENDED
                                  DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                  -----------------  -----------------  -----------------
OPERATING INCOME:
 Homebuilding                     $      62,755      $      49,413      $      42,461
 Financial Services                       1,804              1,005               (591)
 Intersegment transactions*                 779                157                499
                                  -------------      -------------      -------------
                                  $      65,338      $      50,575      $      42,369
                                  =============      =============      =============

                                  DECEMBER 31, 1996  DECEMBER 31, 1995
                                  -----------------  -----------------
IDENTIFIABLE ASSETS:
 Homebuilding                     $     397,278      $     368,575
 Financial Services                     103,887            145,023
                                  -------------      -------------
                                  $     501,165      $     513,598
                                  =============      =============


                                     YEAR ENDED         YEAR ENDED         YEAR ENDED
                                  DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                  -----------------  -----------------  -----------------
DEPRECIATION AND AMORTIZATION:
 Homebuilding                     $      10,899      $      10,322      $      10,332
 Financial Services                       4,518              4,492              3,485
                                  -------------      -------------      -------------
 Total                            $      15,417      $      14,814      $      13,817
                                  =============      =============      =============

CAPITAL EXPENDITURES:
 Homebuilding                     $       4,019      $       2,448      $       2,169
 Financial Services                         248              1,142                467
                                  -------------      -------------      -------------
 Total                            $       4,267      $       3,590      $       2,636
                                  =============      =============      =============

    *Intersegment transactions primarily represent intercompany advances and related interest income/expense of the financial services segment.


3.   DISCONTINUED OPERATIONS

     On March 17, 1994, NVR closed the sale of the operations of NVRSB pursuant to the terms of an agreement dated as of November 8, 1993. The purchaser acquired approximately $463,000 of NVRSB's assets and assumed approximately $426,000 of NVRSB's liabilities. NVR received net cash proceeds from the sale of approximately $40,300, representing the final book value of NVRSB at March 17, 1994, plus a premium of approximately $6,800, reduced by certain adjustments including the withholding of certain assets not sold in the transaction. The sale did not result in any after-tax gain or loss. From the period January 1, 1994 to March 17, 1994, NVRSB's revenues, income before taxes and net income were $6,963, $781 and $617, respectively.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



4.   RELATED PARTY TRANSACTIONS

     During 1996, 1995, and 1994, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled $6,612, $8,877 and $8,738 during 1996, 1995 and 1994, respectively, and NVR expects to purchase the remaining lots under contract as of December 31, 1996 over the next 18 to 24 months for an aggregate purchase price of approximately $26,000.

     During the years ended December 31, 1996, 1995 and 1994, one of the executive officers of NVR was a partner in a law firm which billed NVR approximately $344, $324 and $360, respectively, in fees and expenses for legal services.

     During the years ended December 31, 1995 and 1994, NVR paid $181 and $228, respectively, to a company partially owned by the chief executive officer of NVR as rent for its executive office space. Effective October 1995, the chief executive officer divested his ownership interest.

     During 1996, NVR repurchased, at market prices, 2,370,839 shares of its common stock for an aggregate purchase price of $25,401 from certain investors who at the time of the purchases were beneficial owners of greater than five percent (5%) of the Company's common stock. In addition, during 1996, the Company also repurchased, at market prices, 304,735 warrants to purchase the Company's common stock at an aggregate purchase price of $166 from certain of the aforementioned investors.

5.   LOAN SERVICING PORTFOLIO, MORTGAGE LOAN COMMITMENTS AND OFF-BALANCE SHEET
RISK

     At December 31, 1996 and 1995, NVRFS was servicing approximately 9,200 and 19,500 mortgage loans for various investors with aggregate balances of approximately $579,000 and $1,434,000, respectively.

     At December 31, 1996, NVRFS had capitalized mortgage servicing rights of $6,309 (including $492 in capitalized excess servicing fees), which related to approximately $514 million of the aggregate $579 million in loans serviced. The mortgage servicing rights associated with the remaining $65 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995 (see Note 1).
At December 31, 1995, NVRFS had capitalized purchased mortgage servicing rights of $18,017.

     NVRFS assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $7,563 and $19,501 at December 31, 1996 and 1995, respectively. The fair value of the mortgage servicing rights not subject to capitalization due to the loans being originated or sold prior to the adoption of SFAS No. 122 was $650 and $528 at December 31, 1996 and 1995, respectively. Based on management's estimate of the fair value of the designated strata, no impairment valuation allowance is necessary.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     NVRFS amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the periods ending December 31, 1996 and 1995 was $1,627 and $2,665 respectively.

     In the normal course of business, NVR Finance enters into contractual commitments involving financial instruments with off-balance sheet risk. These financial instruments include commitments to extend mortgage loans to customers and forward contracts to sell mortgage-backed securities to broker/dealers. These instruments involve, to varying degrees, elements of credit and market rate risk in excess of the amounts recognized in the balance sheet.

     NVR Finance's exposure to credit loss, in the event of non-performance by the customers, is represented by the contractual amount of the commitment for the mortgage loans. NVR Finance uses the same credit policies in making commitments as it does for on-balance sheet mortgage loans.

     There were mortgage loan commitments aggregating approximately $94,901 and $54,358 outstanding at December 31, 1996 and 1995, respectively. There were open forward delivery contracts aggregating approximately $130,891 and $134,366 at December 31, 1996 and 1995, respectively.

     NVR Finance enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR Finance. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date to a broker/dealer and is managed by entering into forward contracts. Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     NVR Finance enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specific prices and dates to broker/dealers. NVR Finance has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1996 there were no such positions. There were no counterparty default losses on forward contracts in 1996, 1995 or 1994. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVR Finance limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event NVR Finance has forward delivery contract commitments in excess of available mortgage-backed securities, NVR Finance completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVRFS has no market risk associated with optional delivery contracts because NVRFS has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


6.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                           DECEMBER 31,
                                                   -------------------------
                                                     1996            1995
                                                   ---------       ---------
     HOMEBUILDING:
     Office facilities and other                   $  7,460        $  8,020
     Model home furniture and fixtures                4,255           2,410
     Manufacturing facilities                         7,964           7,620
     Property under capital leases                   14,177          14,177
                                                   --------        --------
                                                     33,856          32,227
     Less accumulated depreciation
      and amortization                              (15,940)        (15,345)
                                                   --------        --------
                                                   $ 17,916        $ 16,882
                                                   ========        ========
     FINANCIAL SERVICES:

     Office facilities and other                   $  4,284        $  5,392
     Less accumulated depreciation and amortization  (3,367)         (3,684)
                                                   --------        --------
                                                   $    917        $  1,708
                                                   ========        ========

     Included in Homebuilding are amounts for land totaling $1,732 at December 31, 1996 and 1995.

     Certain property, plant and equipment listed above is collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 7.

 7.  DEBT

                                                         DECEMBER 31,
                                                   ------------------------
                                                     1996            1995
                                                   --------        --------
       HOMEBUILDING:
          Notes payable:
          Working capital revolving credit (a)     $      -        $      -
          Other (b)                                      86              93
                                                   --------        --------
                                                   $     86        $     93
                                                   ========        ========

          Other term debt:
          Capital lease and financing obligations
           and mortgages due in monthly
           installments through 2014 (c)           $ 14,043        $ 14,025
                                                   ========        ========
          Senior notes (d)                         $120,000        $120,000
                                                   ========        ========
       FINANCIAL SERVICES:

          Mortgage warehouse revolving credit (e)  $ 61,259        $ 87,177
          Mortgage repurchase facility (f)            6,204              -
                                                   --------        --------

                                                   $ 67,463        $ 87,177
                                                   ========        ========

(a) On September 30, 1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility was amended and restated during December 1996 and currently provides for unsecured borrowings

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for overhead, taxes and certain interest payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $5,345 and $5,360 were outstanding at December 31, 1996 and 1995, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 1999 and outstanding amounts bear interest at the election of the Company, at
(i) the base rate of interest announced by the Facility agent or (ii) 2.0% above the Eurodollar Rate. The weighted average interest rate for the amounts outstanding under the facility was 8.0% and 9.6% for 1996 and 1995, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

     The Working Capital Revolving Credit agreement contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of Homes. In addition, the Working Capital Revolving Credit agreement contains restrictions on the ability of Homes and, in certain cases, NVR to, among other things, incur debt and make investments. Also, the Working Capital Revolving Credit agreement prohibits NVR from paying dividends to shareholders.

(b) Other notes payable as of December 31, 1996 and 1995 is comprised of a $100 face value note. This note accrues interest at the rate of 8% per annum and is due in various amounts through September 30, 2001.

(c) The capital lease and financing obligations and mortgages have either fixed or variable interest rates ranging from 3.0% to 13.9% and are collateralized by land, buildings and equipment with a net book value of $12,181 and $12,777 at December 31, 1996 and 1995, respectively.

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1996:


                                YEARS ENDING DECEMBER 31:
                                ------------------------
                       1997                             $  1,824
                       1998                                1,783
                       1999                                1,844
                       2000                                1,851
                       2001                                1,870
                       Thereafter                         36,677
                                                        --------
                                                          45,849
                       Amount representing interest      (31,806)
                                                        --------
                                                        $ 14,043
                                                        ========

(d) On September 30, 1993, NVR received gross proceeds of $160,000 from the sale of its Senior Notes. The Senior Notes bear interest at a rate of 11% per annum, payable semi-annually on June 1 and December 1 of each year and are due in 2003. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 105.5% of par in 1998 to par beginning in 2001.

     The Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Senior Notes are secured by a first priority pledge of the capital stock of Homes, NVRFS and RVN, Inc. ("RVN") (Homes, NVRFS and RVN, collectively, the "Guarantors"). The Senior Notes also are guaranteed on a senior, unsecured basis by the Guarantors;

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness. During the years ended 1995 and 1994, the Company purchased in the open market, $15,000 and $25,000, respectively, in principal amount of its Senior Notes. These transactions resulted in pre-tax gains of $1,572 and $1,414 for the years ended 1995 and 1994, respectively, and are included in the accompanying financial statements as extraordinary items, net of applicable taxes.

     The indenture governing the Senior Notes has, among other items, limitations on asset sales by NVR and the Guarantors and requires that NVR, on a consolidated basis, maintain net worth of at least $80,000. In addition, the indenture limits dividends, certain investments and NVR's and the Guarantors' ability to incur additional debt if NVR is in default under the indenture or if NVR does not meet certain fixed charge coverage ratios.

(e) The mortgage warehouse facility (the "Mortgage Warehouse Revolving Credit") of NVR Mortgage Finance, Inc. ("NVR Finance") currently has a borrowing limit of $105,000. The interest rate under the Mortgage Warehouse Revolving Credit is either: (i) the federal funds rate plus 1.25% to 2.0% based on the collateral or
(ii) 1.25% to the extent that NVR provides compensating balances. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit line was 3.6% and 2.8% during 1996 and 1995, respectively. The Mortgage Warehouse Revolving Credit is collateralized primarily by mortgage loans and NVR Finance's mortgage loan servicing portfolio. The Mortgage Warehouse Revolving Credit Agreement is an annually renewable facility and currently expires in June 1997.

     The Mortgage Warehouse Revolving Credit Agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum servicing portfolio, a minimum net worth and a minimum tangible net worth.

(f) NVR Finance has two annually renewable mortgage-backed security repurchase agreements with a broker/dealer, (the "Repo Facility"), one of which is an uncommitted credit facility. The maximum amount available under the Repo Facility is $100,000, and amounts outstanding thereunder accrue interest at various rates tied to the Federal funds rate. Borrowings outstanding under the Repo Facility are collateralized by gestation mortgage-backed securities. The Repo Facility requires NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rate for amounts outstanding under the Repo Facility was 6.1% and 6.8% during 1996 and 1995, respectively.

     Maturities with respect to the other notes payable, other term debt, and the Senior Notes as of December 31, 1996 are as follows:

                              YEARS ENDING DECEMBER 31:
                         ------------------------------------
                         1997                        $    240
                         1998                             203
                         1999                             235
                         2000                             271
                         2001                             295
                         Thereafter                   136,401

     The $136,401 maturing after 2001 includes $120,000 in Senior Notes which mature in April 2003.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     Various debt agreements limit the ability of NVR's subsidiaries to transfer funds to NVR in the form of dividends, loans or advances. NVR's subsidiaries had net assets, after intercompany eliminations, of $253,435 as of December 31, 1996 that were so restricted.

     At December 31, 1996, the homebuilding and financial services segments had restricted cash of $2,934 and $2,103, respectively, which includes customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

8.   COMMON STOCK

     There were 13,574,402 and 15,213,362 common shares outstanding at December 31, 1996 and 1995, respectively. During the three year period ending December 31, 1996, NVR purchased, at market prices, a cumulative total of 6,481,144 shares of its common stock for an aggregate purchase price of $54,839. In February 1996, 174,036 common shares were issued from the treasury in satisfaction of an employee benefit liability accrued at December 31, 1995. The average cost basis for the shares reissued from the treasury was $9.82/share.

     On September 30, 1993, NVR issued warrants to purchase 2,162,828 shares of common stock at an exercise price of $8.80 per share with an expiration date of September 30, 1996. During 1996, 1,495,515 warrants were exercised for a like number of common shares, with NVR realizing $13,161 in aggregate equity proceeds. In addition, during 1996 NVR repurchased 561,135 warrants, at market prices, for an aggregate purchase price of $309. NVR retired the repurchased warrants with a charge to retained earnings equal to the purchase price. A total of 106,178 warrants expired unexercised.

9.   INCOME TAXES

     The provision for income taxes consists of the following:


                      YEAR ENDED          YEAR ENDED         YEAR ENDED
                  DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                  ------------------  ------------------  -----------------
     CURRENT:
       Federal         $19,070             $16,383             $ 6,618
       State             4,198               4,222               1,641
     DEFERRED:
       Federal            (539)             (3,071)              3,695
       State               217                (525)              1,189
                       -------             -------             -------
                       $22,946             $17,009             $13,143
                       =======             =======             =======

     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                                    DECEMBER 31,
                                            -------------------------
                                             1996              1995
                                            -------           -------
          Total deferred tax assets         $23,830           $24,261
          Less: valuation allowance           2,852             9,852
                                            -------           -------
                                             20,978            14,409
          Less: deferred tax liabilities     10,056            10,809
                                            -------           -------
                                            $10,922           $ 3,600
                                            =======           =======

                                   NRV, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     Deferred tax assets arise principally as a result of various reserves required for financial reporting purposes which are not currently deductible for tax return purposes. Deferred tax liabilities arise principally as a result of depreciation and accounting for certain sales on the installment method for tax return purposes.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $59,323, $43,454, and $21,921 for the years ended December 31, 1996, 1995 and 1994.

     Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 will be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the years ended December 31, 1996, 1995 and 1994, $7,000, $0 and $4,890,
respectively, of such benefits were realized. Unrecognized deferred tax assets which arose as of September 30, 1993 amounted to $2,852 and $9,852 as of December 31, 1996 and 1995, respectively.

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes, discontinued operations and extraordinary gains is as follows:

                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                      -----------------  -----------------  -----------------
Income taxes computed at the
 Federal statutory rate                    $17,054             $11,693            $ 7,756
State income taxes, net of Federal
 income tax benefit                          2,870               2,403              1,893
Non-deductible amortization                  2,848               2,848              2,972
Other, net                                     174                  65                522
                                           -------             -------            -------
                                           $22,946             $17,009            $13,143
                                           =======             =======            =======

10.  PROFIT SHARING AND INCENTIVE PLANS

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual contributions in amounts as determined by the NVR board of directors. The combined retirement plan expense for the years ended December 31, 1996, 1995 and 1994 was $4,627, $3,993 and $4,023, respectively.

     During 1996 and 1995, the ESOP purchased in the open market 150,000 and 480,000 shares respectively of NVR common stock using cash contributions provided by NVR. As of December 31, 1996, all shares held by the ESOP have been allocated to participant accounts.

     Management incentive plans provide several types of equity incentives to NVR's executives and managers. Participants in the management incentive plans ultimately received options to purchase a total of 1,117,949 NVR shares (the "1993 NVR Share Options"). Each 1993 NVR Share Option entitles the holder to buy a share of NVR common stock during a ten-year exercise period. All of the 1993 NVR Share Options have vested at December 31, 1996. These options expire in September 2003.

                                  NRV, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


Information with respect to the 1993 NVR Share Options is as follows:


                                              1993 NVR SHARE OPTIONS
                                         ----------------------------------
                                         PRICE PER SHARE  NUMBER OF OPTIONS
                                         ---------------  -----------------
         Options outstanding at
          December 31, 1994                $5.06 - 8.44        1,130,213

         Granted to employees - 1995       $5.29 - 9.11           24,528
         Canceled - 1995                   $       7.62         (46,965)
         Exercised - 1995                  $       7.62         (22,326)
                                                               ---------

         Options outstanding at
          December 31, 1995                $5.06 - 9.11        1,085,450

         Granted to employees-1996         $       8.21            6,503
         Canceled-1996                     $       7.62            (800)
         Exercised-1996                    $5.06 - 7.62         (14,729)
                                                               ---------

         Exercisable at
          December 31, 1996                $5.06 - 9.11        1,076,424
                                                               =========

     At December 31, 1996, there were no NVR Share Options available for future grants.

     Certain participants in the Management Incentive Plan also received a total of 836,551 NVR shares subject to achievement of certain performance goals (the "1993 Performance Shares"). As of December 31, 1996, all of the 1993 Performance Shares have vested.

     In addition, during 1994, the Board of Directors adopted the 1994 Incentive Plan (the "1994 Incentive Plan") under which executive officers and other key employees of the company will be eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There are 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. A total of 1,040,000 1994 Performance Shares have been granted to employees as of December 31, 1996.
There have been no grants issued of 1994 NVR Share Options.

     Each 1994 NVR Share Option entitles the holder to buy a share of NVR common stock during a ten year exercise period. Thirty-three and one third percent of the 1994 NVR Share Options vest on each of December 31, 1997 and 1998 and 33.4% vest on December 31, 1999 with vesting based upon continued employment. The 1994 NVR Share Options expire in November 2004. Up to 33.3% of the 1994 Performance Shares vest on each of December 31, 1997 and 1998 and up to 33.4% vest on December 31, 1999 if certain earnings targets are met or exceeded. All 1994 Performance Shares that do not vest are forfeited back to NVR on December 31, 1999.

     Directors' Long Term Incentive Plan -- The NVR Directors' Long Term Incentive Plan provides for each eligible director to be granted options ("Directors' Options") to purchase 22,750 shares of common stock with a maximum number of shares issuable under the plan of 364,000. The option exercise price for those options granted on the Effective Date was $16.60 per share. There were 182,000 Directors' Options granted to existing directors during 1993, leaving 182,000 options available for future grants. None of the Directors' Options granted have been canceled or exercised since the grant date. The options became exercisable six

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


months after the date of grant and expire in September 2003. Pursuant to the plan, each outside director also is entitled to receive a cash payment of $200 if certain performance goals are achieved during the five-year period following the Effective Date.

     During 1996, the Company's Shareholders approved the Board of Directors' adoption of the Management Long-Term Stock Option Plan (the "Stock Option Plan") and the Directors' Long-Term Stock Option Plan (the "Directors' Plan").

     Under the Stock Option Plan, awards of non-qualified stock options ("Options") to purchase 2,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option is granted for a period of ten (10) years from the date of grant. During 1996, 1,554,000 Options have been granted under the Stock Option Plan at exercise prices ranging from $9.13 to $10.63 per share, the prices of which were equal to the market price of the Company's Shares on the
date of grant.   The weighted average exercise price and the weighted average grant-date fair value of the options granted during the year were $10.58 and $6.14 per share, respectively. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions: i) the estimated option life is equal to ten years, ii) the risk free interest rate was 7.0% (based on the U.S. Treasury Strip quote on the date of grant, iii) the expected volatility equals 28.9%, and iv) the estimated dividend yield was 0%. The Options granted will vest as to thirty-three and one-third percent (33 1/3 %) of the underlying Shares on each of December 31, 2000, 2001, and 2002, with vesting based upon continued employment.

     Also as of December 31, 1996, the 192,000 Options authorized under the Directors' Plan were granted to the Company's outside directors at an exercise price of $10.25, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a ten (10) year period beginning from the date of grant, and vest as to thirty three and one-third percent (33 1/3%) of the underlying Shares on each of December 31, 1999, 2000, and 2001. The weighted average grant-date fair value of the options granted during the year was $5.98 per share. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions:
i) the estimated option life is equal to ten years, ii) the risk free interest rate was 7.1% (based on the U.S. Treasury Strip quote on the date of grant, iii) the expected volatility equals 28.9%, and iv) the estimated dividend yield was 0%.

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, pro forma net income and earnings per share would have been $24,849 ($1.66 per share) and $17,327 ($1.13 per share) for the years ended December 31, 1996 and 1995, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 1996 effect of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to the grants could differ.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


11.  COMMITMENTS AND CONTINGENT LIABILITIES

     NVR is committed under several non-cancelable operating leases involving office space and equipment, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1996 are as follows:

                             YEARS ENDED DECEMBER 31,
                     --------------------------------------
                     1997                           $ 3,405
                     1998                             2,645
                     1999                             1,498
                     2000                               909
                     2001                               700
                     Thereafter                       3,089
                                                    -------
                                                    $12,246
                                                    =======

     Total rent expense incurred under operating leases was approximately $3,180, $3,363 and $4,063 for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the ordinary course of operating the financial services and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $14,166 of contingent obligations under such agreements as of December 31, 1996. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position of NVR.


12. MORTGAGE-BACKED SECURITIES, NET OF MORTGAGE-BACKED BONDS, AND RELATED ASSETS AND LIABILITIES

     Mortgage-backed securities ("MBS") serve as collateral for the related mortgage-backed bonds ("Bonds") sold to third parties. The MBS cannot be sold except upon specified call dates of the Bonds. The calling of the Bonds at those dates is solely at the option of the Company. Principal and interest payments on the MBS are used to make the monthly, quarterly and semi-annual payments on the Bonds. In addition, prepayments of the underlying MBS are passed through as repayments of the Bonds so that the Bonds may be fully paid prior to their stated maturities. The Bonds are not guaranteed by NVR or any of its subsidiaries, other than the issuing Limited-Purpose Financing Subsidiary.

     The MBS and the reserve amounts which constitute the collateral for the Bonds of a series are held by a trustee for the benefit of the bondholders. The specific collateral pledged to secure a particular series is not available as collateral for any other series. Under certain circumstances, amounts of collateral no longer needed to make required payments of principal and interest on the Bonds of a series may be withdrawn. In addition, the Company may, under certain circumstances, redeem certain series of Bonds. In such certain circumstances, the Bonds are redeemed at par and any market appreciation or depreciation accrues to the Company.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     During 1996, NVR sold, at a premium, MBS totaling $45,835, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $44,518. The sales of the MBS resulted in a pre-tax gain of $2,077, which was partially offset by a pre-tax loss on the related Bonds of $1,586.

     The following comprise the assets and liabilities of the Limited Purpose Financing Subsidiary:

                                                                 DECEMBER 31,
                                                          ----------------------
                                                            1996          1995
                                                          --------      --------
     ASSETS:
     Mortgage-backed securities, net                      $37,294       $ 94,403
     Funds held by trustee                                    557          2,534
     Other assets                                           1,388          4,338
                                                          -------       --------
      TOTAL ASSETS                                         39,239        101,275
                                                          -------       --------

     LIABILITIES:
     Accrued expenses and other liabilities                   771          1,724
     Mortgage-backed bonds                                 39,211        100,337
     Unamortized discounts                                  (747)        (1,788)
                                                          -------       --------
      TOTAL LIABILITIES                                    39,235        100,273
                                                          -------       --------

     Mortgage-backed securities, net of mortgage-
      backed bonds, and related assets and liabilities    $     4       $  1,002
                                                          =======       ========

     The weighted average portfolio yield on the MBS was 8.9% at December 31,
1996 and 1995.   The Bonds mature through May 2017 and bear interest ranging from 8.0% to 9.4%.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


13.  QUARTERLY RESULTS [UNAUDITED]

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 1996 and 1995.

                                            YEAR ENDED DECEMBER 31, 1996
                                       ----------------------------------------
                                          1ST       2ND        3RD       4TH
                                        QUARTER   QUARTER    QUARTER   QUARTER
                                       --------- ---------  --------- ---------
Revenues-homebuilding
 operations                            $200,235  $283,532   $312,658  $249,505
Gross profit - homebuilding
 operations                            $ 26,390  $ 38,175   $ 42,283  $ 32,827
Mortgage banking fees                  $  5,999  $  6,819   $  6,225  $  4,986
Income before discontinued
  operations and extraordinary gain    $  3,740  $  8,770   $  8,274  $  4,997
Earnings per share before discontinued
  operations and extraordinary gain       $0.24     $0.54      $0.59     $0.34
Contracts for sale, net
  of cancellations (homes)                1,492     1,801        969     1,428
Settlements (homes)                       1,107     1,556      1,672     1,360
Backlog, end of period (homes)            2,856     3,101      2,398     2,466
Loans closed                           $289,228  $321,795   $338,895  $294,027

                                            YEAR ENDED DECEMBER 31, 1995
                                      ----------------------------------------
                                         1ST       2ND        3RD       4TH
                                       QUARTER   QUARTER    QUARTER   QUARTER
                                      --------- ---------  --------- ---------
Revenues-homebuilding
 operations                            $144,069  $207,322   $256,110  $261,618
Gross profit - homebuilding
 operations                            $ 18,723  $ 29,808   $ 34,995  $ 34,558
Mortgage banking fees                  $  4,702  $  4,949   $  7,146  $  9,500
Income before discontinued
  operations and extraordinary gain    $    653  $  5,096   $  5,863  $  4,788
Earnings per share before discontinued
  operations and extraordinary gain       $0.04     $0.33      $0.38     $0.31
Contracts for sale, net
  of cancellations (homes)                1,137     1,807      1,144     1,518
Settlements (homes)                         849     1,162      1,420     1,426
Backlog, end of period (homes)            2,010     2,655      2,379     2,471
Loans closed                           $146,765  $253,571   $359,756  $332,584

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholders
NVR, Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Financial Services, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Financial Services, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."



/s/ KPMG Peat Marwick LLP


Pittsburgh, Pennsylvania
January 30, 1997

                         NVR FINANCIAL SERVICES, INC.
                         Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                           DECEMBER 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
   ASSETS

     FINANCIAL SERVICES:
       Cash and cash equivalents                       $  3,247   $  3,656
       Receivables                                        3,596      7,897
       Mortgage loans held for sale, net                 75,735     96,311
       Property and equipment, net                          917      1,708
       Real estate acquired through foreclosure             538        705
       Mortgage servicing rights, net                     6,309     18,017
       Reorganization value in excess of amount
         allocable to identifiable assets, net           12,788     13,877
       Other assets                                         753      1,850
                                                       --------   --------
                                                        103,883    144,021

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                   37,294     94,403
       Funds held by trustee                                557      2,534
       Receivables                                          548      2,404
       Other assets                                         840      1,934
                                                       --------   --------
                                                         39,239    101,275
                                                       --------   --------
         TOTAL ASSETS                                  $143,122   $245,296
                                                       ========   ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

     FINANCIAL SERVICES:
       Accounts payable                                $  3,480   $  2,612
       Accrued expenses and other liabilities             4,286      5,435
       Due to affiliates                                  1,173        124
       Notes payable                                     67,463     87,177
                                                       --------   --------
                                                         76,402     95,348
     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities               771      1,724
       Bonds payable, net                                38,464     98,549
                                                       --------   --------
                                                         39,235    100,273
                                                       --------   --------
         TOTAL LIABILITIES                              115,637    195,621

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                      -          -
       Additional paid-in capital                        28,711     51,504
       Retained deficit                                  (1,226)    (1,829)
                                                       --------   --------
         Total shareholder's equity                      27,485     49,675
                                                       --------   --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $143,122   $245,296
                                                       ========   ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)


                                               YEAR ENDED          YEAR ENDED          YEAR ENDED
                                           DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                           ------------------  ------------------  ------------------
FINANCIAL SERVICES:
 Interest income                           $            5,351  $            4,744  $            5,288
 Gain (loss) on sales of
  mortgage loans                                       14,401               8,320              (5,959)
 Servicing fees                                         4,894               7,128               7,073
 Gain (loss) on sales of servicing                     (1,194)              5,534              18,725
 Title insurance fees                                   3,426               2,931               4,203
 Other, net                                             2,530               2,384               1,230
                                           ------------------  ------------------  ------------------
  Total revenues                                       29,408              31,041              30,560
                                           ------------------  ------------------  ------------------

 Interest expense                                      (2,249)             (2,090)             (2,364)
 Interest on advances
  from affiliates                                        (779)               (138)               (499)
 General and administrative                           (21,880)            (24,082)            (25,454)
 Amortization of mortgage
  servicing rights                                     (1,627)             (2,665)             (1,873)
 Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                                               (1,088)             (1,088)             (1,090)
                                           ------------------  ------------------  ------------------
  Total expenses                                      (27,623)            (30,063)            (31,280)
                                           ------------------  ------------------  ------------------

   Operating income (loss)                              1,785                 978                (720)


LIMITED-PURPOSE FINANCING SUBSIDIARIES:
 Interest income                                        6,260               8,309              14,772
 Interest expense                                      (6,398)             (8,143)            (14,319)
 Other, net                                               157                (139)               (324)
                                           ------------------  ------------------  ------------------
   Operating income                                        19                  27                 129
                                           ------------------  ------------------  ------------------

TOTAL OPERATING INCOME (LOSS)                           1,804               1,005                (591)

Income tax expense                                     (1,201)               (859)                (20)
                                           ------------------  ------------------  ------------------

Income (loss) before
 discontinued operations                                  603                 146                (611)
Discontinued operations                                     -                   -                 617
                                           ------------------  ------------------  ------------------

NET INCOME                                 $              603  $              146  $                6
                                           ==================  ==================  ==================

                See Notes to Consolidated Financial Statements.

                          NVR FINANCIAL SERVICES, INC.
                Consolidated Statements of Shareholder's Equity
                             (dollars in thousands)


                                           ADDITIONAL
                            COMMON          PAID-IN      RETAINED    TOTAL
                             STOCK          CAPITAL      DEFICIT     EQUITY
                            ------         --------      --------    --------
BALANCE, DECEMBER 31, 1993  $    -         $ 95,000      $(1,981)    $ 93,019

 Return of capital               -          (40,496)           -      (40,496)
 Net income                      -                -            6            6
                            ------         --------      -------     --------
BALANCE, DECEMBER 31, 1994       -           54,504       (1,975)      52,529

 Return of capital               -           (3,000)           -       (3,000)
 Net income                      -                -          146          146
                            ------         --------      -------     --------
BALANCE, DECEMBER 31, 1995       -           51,504       (1,829)      49,675

 Return of capital               -          (22,793)           -      (22,793)
 Net income                      -                -          603          603
                            ------         --------      -------     --------
BALANCE, DECEMBER 31, 1996  $    -         $ 28,711      $(1,226)    $ 27,485
                            ======         ========      =======     ========


                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                                     ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $          603      $          146      $            6
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Accretion of net discount on
  mortgage-backed securities                                   (237)              1,469              (2,513)
 Amortization                                                 4,083               2,320               5,107
 Loss (gain) on sales of loans                              (14,401)             (8,320)              5,959
 Mortgage loans closed                                   (1,243,945)         (1,092,676)         (1,115,337)
 Proceeds from sales of mortgage loans                    1,268,254           1,052,550           1,194,247
 (Gain) loss on sales of mortgage
   servicing rights                                           1,194              (5,534)            (18,725)
 Interest accrued and added to bond principal                 1,180               2,749               5,214
 Deferred tax provision                                         278              (1,650)               (442)
 Other, net                                                  (2,380)              5,844              (4,572)
                                                     ---------------     ---------------     ---------------
 Net cash provided by
  (used in) operating activities                             14,629             (43,102)             68,944
                                                     ---------------     ---------------     ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in funds held by trustee                            1,977                 141               9,144
 Principal payments on mortgage-
  backed securities                                          15,511              16,932              51,466
 Proceeds from sales of mortgage-
  backed securities                                          45,835               1,069               2,417
 Purchases of office facilities and equipment                  (248)             (1,142)               (467)
 Proceeds from sales of mortgage
  servicing rights                                           23,518              16,050              15,525
 Discontinued operations                                          -                   -                (617)
 Proceeds from sale of discontinued operations                    -                   -              40,319
 Purchases of mortgage servicing rights                        (193)            (10,664)             (1,830)
 Other, net                                                   2,326               1,215               1,300
                                                     ---------------     ---------------     ---------------
 Net cash provided by investing activities                   88,726              23,601             117,257
                                                     ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                       (19,714)             51,936             (78,288)
 Redemption of bonds                                        (62,306)            (20,104)            (66,785)
 Return of capital/dividend to parent                       (22,793)             (3,000)            (40,496)
 Payment of financing fees                                        -                 (48)                (43)
 Change in due to affiliates                                  1,049             (10,483)              1,471
                                                     ---------------     ---------------     ---------------

 Net cash provided by (used in)
   financing activities                                    (103,764)             18,301            (184,141)
                                                     ---------------     ---------------     ---------------

Net increase (decrease) in cash                                (409)             (1,200)              2,060
Cash, beginning of year                                       3,656               4,856               2,796
                                                     ---------------     ---------------     ---------------

Cash, end of year                                    $        3,247      $        3,656      $        4,856
                                                     ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                        $        7,211      $        9,166      $       11,211
                                                     ===============     ===============     ===============

                See notes to consolidated financial statements.

                          NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company"), its wholly owned subsidiaries and certain majority owned entities. NVRFS is a wholly-owned subsidiary of NVR, Inc. ("NVR"). NVR Savings Bank ("NVRSB") is accounted for on a discontinued operations basis through March 17, 1994 (see note 4). All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes short-term investments with original maturities of three months or less.

     MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale are valued at the lower of cost or market on a net aggregate basis.

     MORTGAGE-BACKED SECURITIES

          Mortgage-backed securities of the Limited-Purpose Financing Subsidiary (the "Limited-Purpose Financing Subsidiary") serve as collateral for the Limited-Purpose Financing Subsidiary bonds sold to third parties. The mortgage-backed securities cannot be sold except upon specified call dates of the bonds. The calling of the bonds at those dates is at the option of the Limited-Purpose Financing Subsidiary.

     PROPERTY AND EQUIPMENT

          Property and equipment are valued at cost less accumulated depreciation of $3,367 and $3,684 at December 31, 1996 and 1995, respectively. Depreciation is based on the estimated useful lives of the assets using the straight-line method.

     MORTGAGE SERVICING RIGHTS

          NVRFS adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights effective January 1, 1995. SFAS No. 122 requires the allocation of the total cost of acquiring mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Retroactive application to periods prior to the fiscal year of adoption is prohibited.

                          NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


          NVRFS measures the impairment of the mortgage servicing rights based on their current fair value. Current fair value is determined through the discounted present value of estimated future net servicing cashflows using a risk-based discount rate and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates and interest earnings on escrows). For the purposes of evaluating and measuring impairment of the mortgage servicing rights, they are stratified using the predominant risk characteristic of the underlying mortgage loans. NVRFS has determined that the predominant risk characteristic of the underlying mortgage loans is interest rate. Impairment, and subsequent changes in measurement of impairment, of any individual stratum is recognized through a valuation allowance for that stratum. The mortgage servicing rights are amortized to general and administrative expense in proportion to, and over the period of, the estimated net servicing income. The adoption of SFAS No. 122 caused segment income and net income to increase by $610 and $366, respectively, for the year ended December 31, 1996 and by $1,511 and $891, respectively, for the year ended December 31, 1995.

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1996 and 1995 was $3,570 and $2,482, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     MORTGAGE SERVICING

          Trust funds of mortgagors on deposit in special bank accounts in connection with serviced mortgage loans are not included in the accompanying consolidated balance sheets. The amount of such trust funds as of December 31, 1996 and 1995 was $6,859 and $29,635, respectively. Servicing fees are recognized after cash payments are received.

     GAIN ON SALES OF MORTGAGE LOANS

          Gains on sales of mortgage loans are recorded at the time of funding by the investor as the difference between the sale proceeds and NVRFS's cost (including adjustments, if any, to value loans at the lower of cost or market) as adjusted for loan origination fees, direct loan origination costs and adjustment to the gain or loss recognized in an amount measured by the present value of the estimated excess mortgage servicing fees to be received on such loans.

     LOAN ORIGINATION FEES

          Loan origination fees offset by direct loan origination costs are deferred and recognized either upon the sale of the loan or amortized as an adjustment of yield over the life of the loan if held for investment.

     FINANCIAL INSTRUMENTS

          Management believes that insignificant differences exist between the carrying value and fair value of NVRFS's financial instruments except as otherwise noted in notes 9 and 11 to the financial statements. As discussed in Note 5, NVRFS has guaranteed the 11% Senior Notes due

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     2003 of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.

     IMPAIRMENT OF LONG-LIVED ASSETS

          During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such adoption did not have a material impact on the Company's financial condition or results of operations.


2.   LIMITED-PURPOSE FINANCING SUBSIDIARY

     The Limited-Purpose Financing Subsidiary was organized to facilitate the financing of long-term mortgage loans on homes sold by Ryan Homes, Inc., the predecessor to NVR, and its subsidiaries and affiliates through issuing bonds collateralized by GNMA, FNMA and/or FHLMC mortgage-backed securities. NVR Mortgage Finance, Inc. ("NVR Finance"), a subsidiary of NVRFS, acts as servicing agent for mortgage loans backing certain of the mortgage-backed securities and receives a normal servicing fee.


3.   NATURE OF OPERATIONS AND CERTAIN CONCENTRATIONS

     NVRFS is primarily a national mortgage banking operation that provides financing to residential mortgage customers and also includes a limited-purpose
financing subsidiary as described in note 2 above.   NVRFS sells all of the
mortgage loans it closes into the secondary markets, but it retains the servicing rights associated with a portion of those loans. A significant portion of the Company's mortgage operations are conducted in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 45% of the dollar amount of loans closed in 1996.

4.   DISCONTINUED OPERATIONS

     On March 17, 1994, NVRFS closed the sale of the operations of NVRSB pursuant to the terms of an agreement dated November 8, 1993. The purchaser acquired approximately $463,000 of NVRSB's assets and assumed approximately $426,000 of NVRSB's liabilities. NVRFS received net cash proceeds from sale of approximately $40,300, representing the final book value of NVRSB at March 17, 1994, plus a premium of approximately $6,800, reduced by certain adjustments including the withholding of certain assets not sold in the transaction. The sale did not result in any after-tax gain or loss. The net cash proceeds were forwarded to NVR by NVRFS in the form of a return of capital. From the period January 1, 1994 to March 17, 1994, NVRSB's revenues, income before taxes and net income were $6,963, $781 and $617, respectively.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


5.   RELATED PARTY TRANSACTIONS

     NVRFS loan closing activity includes mortgage loans to buyers of homes built by a homebuilding subsidiary of NVR; and in connection therewith, NVRFS typically collects a 1% origination fee. The amount of such loans was $558,629, $453,929 and $426,034, during the years ended December 31, 1996, 1995 and 1994, respectively.

     Certain selling, general, and administrative expenses incurred by NVR were allocated to its subsidiaries, including NVRFS. NVRFS was allocated selling, general and administrative expenses of $2,400 in each of the years ended December 31, 1996, 1995 and 1994.

     The Senior Notes, issued by NVR on September 30,1993, are secured by a first priority pledge of the capital stock of NVRFS, NVR's homebuilding subsidiary, NVR Homes, Inc. ("Homes") and RVN, Inc. ("RVN"), another NVR subsidiary. The Senior Notes are also guaranteed on a senior unsecured basis by NVRFS, RVN and Homes provided, however, that the guarantee by Homes is subordinated up to $60,000 of senior bank indebtedness.


6.   CASH AND CASH EQUIVALENTS

     As of December 31, 1996 and 1995, NVRFS had restricted cash of $2,103 and $3,066, respectively, which includes mortgagor tax, insurance, completion escrows and other amounts collected at closing which relate to mortgage loans held for sale.


7.   MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale consist of first mortgage loans on residential property which are in the process of being pooled into mortgage-backed securities or sold to private investors. Premiums (discounts) adjusting the principal balance of mortgage loans consist of the following items:

                                                  DECEMBER 31,
                                         -----------------------------
                                            1996                1995
                                            ----                -----
     Premiums received at closing        $   134               $   88
     Deferred loan origination income       (171)                (363)
     Valuation allowance                    (102)                (406)
                                         -------               ------
                                         $  (139)              $ (681)
                                         =======               ======

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


8.   NOTES PAYABLE

                                                           DECEMBER 31,
                                                     -------------------------
                                                       1996             1995
                                                     --------         --------
         Mortgage Warehouse Revolving Credit: (a)
          Outstanding                                $ 57,119         $ 65,553
          In-transit                                    4,140           21,624
         Repo Facility (b)                              6,204                -
         Subordinated note to NVR (c)                       -                -
                                                     --------         --------
                                                     $ 67,463         $ 87,177
                                                     ========         ========

(a) The mortgage warehouse facility (the "Mortgage Warehouse Revolving Credit") currently has a borrowing limit of $105,000. The interest rate under the Mortgage Warehouse Revolving Credit is either: (i) the federal funds rate plus either 1.25% or 2.0% based upon the collateral or (ii) 1.25%, to the extent that NVR Finance provides compensating balances. The weighted average interest rate for amounts outstanding under the facility was 3.6% and 2.8% during 1996 and 1995, respectively. The Mortgage Warehouse Revolving Credit is collateralized primarily by mortgage loans, gestation mortgage-backed securities and NVR Finance's mortgage loan servicing portfolio. The Mortgage Warehouse Revolving Credit is an annually renewable facility and currently expires in June 1997.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum servicing portfolio, a minimum net worth and a minimum tangible net worth.

     In-transit items represent closed loans for which the related funding draft has not yet been presented to the agent bank for payment which will result in amounts outstanding under the Mortgage Warehouse Revolving Credit.

(b) NVR Finance currently has two annually renewable mortgage-backed security repurchase agreements with broker/dealers (the "Repo Facility"), one of which is an uncommitted credit facility. The maximum amount available under the Repo Facility is $100,000, and amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate. Borrowings outstanding under the Repo Facility are collateralized by gestation mortgage-backed securities. The Repo Facility requires NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth.

     Information related to the Repo Facility during 1996 and 1995 is as follows:


                                  YEAR ENDED          YEAR ENDED
                              DECEMBER 31, 1996   DECEMBER 31, 1995
                              ------------------  ------------------
Average amount outstanding
 during the year              $     13,788         $     7,808
Maximum amount outstanding    $     64,957         $    37,890
Weighted average rate
 during the year                       6.1%               6.8%
Weighted average rate
 at end of the year                    5.9%                  -

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


(c) NVRFS entered into a subordinated demand revolving credit borrowing facility with NVR. This indebtedness is subordinated in right of payment to the Mortgage Warehouse Revolving Credit. The maximum amount available under this facility is $30,000, and it accrues interest at the federal funds rate plus 1.25%.

9.   BONDS PAYABLE AND MORTGAGE-BACKED SECURITIES

     Bonds payable at December 31 consist of the following series of bonds issued by the indicated Limited-Purpose Financing Subsidiary and collateralized by mortgage-backed securities:

                      BOND PRINCIPAL                                                                      MORTGAGE- BACKED
                       OUTSTANDING                                            RANGE OF                       SECURITIES
                -----------------------------                                                     ----------------------------
  ISSUER          1996                 1995       RANGE OF RATES (%)      STATED MATURITY       1996                1995
  ------        --------             --------     ------------------     ---------------      --------            --------
RYMAC IV        $ 39,211             $ 100,337       8.0%  to 9.4%           9/01/07 to      $  38,845            $  97,644
                                                                                5/01/17

 Less discounts     (747)               (1,788)                                                 (1,551)              (3,241)
                --------            ----------                                               ---------            ---------

                $ 38,464            $   98,549                                               $  37,294            $  94,403
                ========            ==========                                               =========            =========

     Principal and interest payments on the mortgage-backed securities are used to make the monthly, quarterly and semi-annual payments on the bonds payable. In addition, prepayments of the underlying mortgage-backed securities are passed through as repayments of the bonds payable so that the bonds payable may be fully paid prior to their stated maturities.

     The Limited-Purpose Financing Subsidiary may also be required under certain circumstances to pledge, as additional collateral, certain reserve amounts for each series of bonds. These amounts may be used by the trustee for the payment of interest on the bonds to the extent cash is not otherwise available. The obligation of the Limited-Purpose Financing Subsidiary to establish reserve amounts may be satisfied by either cash or letters of credit. There were no such letters of credit or cash pledged as of December 31, 1996 and 1995. The bonds payable are not guaranteed by NVRFS or any of its subsidiaries other than the issuing Limited-Purpose Financing Subsidiary.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     The mortgage-backed securities and the reserve amounts which constitute the collateral for the bonds of a series are held by the trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1996 and 1995 was $40,044 and $102,845, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $2,750 and $8,442 at December 31, 1996 and 1995, respectively. There were no gross unrealized holding losses related to the mortgage-back securities at the same respective dates. The specific collateral pledged to secure a particular series is not available as collateral for any other series. Under certain circumstances, amounts of collateral no longer needed to make required payments of principal and interest on the bonds of a series may be withdrawn by the Limited-Purpose Financing Subsidiary issuing the series. In addition, the Limited-Purpose Financing Subsidiary may, under certain circumstances, redeem certain series of bonds.

     The weighted average portfolio yield on mortgage-backed securities was 8.9% at December 31, 1996 and 1995. The principal proceeds on sales of mortgage-backed securities during 1995 was $1,069 and resulted in realized losses of $25 in 1995. During 1996, NVR sold, at a premium, MBS totaling $45,835, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $44,518. The sales of the MBS resulted in a pre-tax gain of $2,077, which was partially offset by a pre-tax loss on the related redemptions of the Bonds of $1,586.

     Funds held by trustee represent cash deposited with the trustee for the exclusive use of payment of principal and interest on the bonds payable.

10.  GAIN (LOSS) ON SALES OF MORTGAGE LOANS

     Gain (loss) on sales of mortgage loans is comprised of the following items:

                                      YEAR ENDED              YEAR ENDED             YEAR ENDED
                                  DECEMBER 31, 1996        DECEMBER 31, 1995      DECEMBER 31, 1994
                                  ------------------       ------------------     ------------------
 Cash gain (loss) on sales        $      201               $     (1,825)           $    (2,316)
 Servicing rights produced            16,916                     13,418                      -
 Additions to excess servicing         1,903                      2,284                     22
 Loan origination fees                11,156                     10,568                 11,636
 Direct loan origination costs       (16,029)                   (15,683)               (15,202)
 Change in market valuation
  allowance                               45                          -                     80
 Effect of deferrals                     209                       (442)                  (179)
                                  ----------               ------------            -----------
                                  $   14,401               $      8,320            $    (5,959)
                                  ==========               ============            ===========

11.  MORTGAGE LOAN SERVICING PORTFOLIO

     At December 31, 1996 and 1995, NVRFS was servicing approximately 9,200 and 19,500 mortgage loans for various investors with aggregate balances of approximately $579,000 and $1,434,000, respectively.

     At December 31, 1996, NVRFS had capitalized mortgage servicing rights of $6,309 (including $492 in capitalized excess servicing fees), which related to approximately $514 million of the aggregate $579 million in loans serviced. The mortgage servicing rights associated with the remaining $65 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     NVRFS's adoption of SFAS No. 122 on January 1, 1995 (see Note 1). At December 31, 1995, NVRFS had capitalized purchased mortgage servicing rights of $18,017.

     NVRFS assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the discounted present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $7,563 and $19,501 at December 31, 1996 and 1995, respectively. The fair value of the mortgage servicing rights not subject to capitalization due to the loans being originated or sold prior to the adoption of SFAS No. 122 was $650 and $528 at December 31, 1996 and 1995, respectively. Based on management's estimate of the fair value of the designated strata, no impairment valuation allowance is necessary.

     NVRFS amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the years ending December 31, 1996 and 1995 was $1,627 and $2,665, respectively.

     As of December 31, 1996, NVRFS had aggregate fidelity bond and errors and omissions insurance coverage of $2,100.

12.  INCOME TAXES

     NVRFS is included in the consolidated federal income tax return of NVR and, therefore, has entered into a tax allocation agreement with NVR. According to this agreement, NVRFS will make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based on the amount of the tax obligation of NVRFS on a "separate return" basis. In the event NVRFS incurs a tax loss on a "separate return" basis for any year, NVRFS generally will be compensated for the tax effects of such tax loss through a reimbursement of such loss from NVR.

     The provision for income taxes consists of the following:


                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                       DECEMBER 31, 1996  DECEMBER 31, 1995   DECEMBER 31, 1994
                       -----------------  ------------------  ------------------
          CURRENT:
            Federal    $      708         $      2,122        $      316
            State             215                  387               146

          DEFERRED:
            Federal           252               (1,409)             (812)
            State              26                 (241)              370
                       ----------         ------------        ----------

                       $    1,201         $        859        $       20
                       ==========         ============        ==========

     Deferred income taxes on NVRFS' consolidated balance sheets are comprised of the following:

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

                                         DECEMBER 31
                                       ---------------
                                        1996     1995
                                       ------   ------
     Deferred tax assets               $3,120   $2,979
     Deferred tax liabilities           2,615    2,196
                                       ------   ------
     Deferred tax assets, net          $  505   $  783
                                       ======   ======

     Deferred tax assets arise principally as a result of various reserves required for financial reporting purposes which are not currently deductible for tax return purposes. Deferred tax liabilities arise principally as a result of the capitalization of mortgage servicing rights for financial reporting purposes.

     A reconciliation of income tax expense in the accompanying statement of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and discontinued operations is as follows:

                                    YEAR ENDED         YEAR ENDED          YEAR ENDED
                                 DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                 -----------------  -----------------  ------------------
 Income taxes computed at the
  Federal statutory rate         $        631       $        352       $       (207)
 State income taxes, net of
  Federal income tax benefit              157                 95                388
 Non-deductible amortization              381                381                381
 Other, net                                32                 31               (542)
                                 ------------       ------------       ------------
                                 $      1,201       $        859       $         20
                                 ============       ============       ============

13.  COMMITMENTS AND CONTINGENCIES

     NVRFS is committed under several non-cancelable operating leases involving office space and equipment. Future minimum lease payments under these operating leases as of December 31, 1996, are as follows:

                           YEARS ENDED DECEMBER 31:
                    --------------------------------------
                    1997                            $1,572
                    1998                             1,135
                    1999                               485
                    2000                               145
                    2001                                83
                    Thereafter                           7
                                                    ------
                                                    $3,427
                                                    ======

     Total rent expense incurred under operating leases was $1,353, $1,579 and $2,247, for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the ordinary course of business, NVRFS is required to enter into letter of credit arrangements with purchasers of its servicing portfolio to collateralize its obligation under the sales contracts. NVRFS has approximately $500 of contingent obligations under such agreements as of December 31, 1996. In addition, during 1996, NVRFS entered into a $1,000 letter of credit arrangement with the purchaser of NVRSB to replace cash deposits returned to the Company pursuant to the November 8, 1993 sale agreement. NVRFS believes it will fulfill its obligation under the contracts noted above and does not anticipate any losses under these letters of credit.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, NVRFS enters into contractual commitments involving financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend mortgage loans to customers and forward contracts to sell mortgage-backed securities to broker/dealers. These instruments involve, to varying degrees, elements of credit and market rate risk in excess of the amount recognized in the accompanying balance sheets.

     NVRFS's exposure to credit loss, in the event of nonperformance by the customers, is represented by the contractual amount of the commitment for the mortgage loans. NVRFS uses the same credit policies in making commitments as it does for on-balance-sheet mortgage loans.


     A summary of off-balance-sheet financial instruments is as follows:

                                                  CONTRACT AMOUNTS DECEMBER 31,
                                                  ------------------------------
                                                           1996         1995
                                                         --------      ---------
     FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
      REPRESENT CREDIT RISK:
     Commitments to extend credit                        $ 94,901      $  54,358
                                                         ========      =========
     FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACT
      AMOUNTS EXCEED THE AMOUNT OF CREDIT RISK:
     Forward contracts                                   $130,891      $ 134,366
                                                         ========      =========

     NVRFS enters into contractual commitments to extend credit to buyers of single family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within timeframes established by NVRFS. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and sale date to a broker/dealer and is managed by entering into forward contracts.

     Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     NVRFS enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specified prices and dates to broker/dealers. NVRFS has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1996, there were no such positions. There were no counterparty default losses on forward contracts in 1996, 1995, or 1994. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVRFS limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event NVRFS has forward delivery contract commitments in excess of available mortgage-backed securities, NVRFS completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVRFS has no market risk associated with optional delivery contracts because NVRFS has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholder
NVR Homes, Inc.:

We have audited the accompanying consolidated balance sheets of NVR Homes, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR Homes, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 30, 1997

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                      DECEMBER 31,
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
ASSETS

Cash and cash equivalents                          $ 71,471  $ 51,911
Receivables                                           3,247     8,420
Inventory:
   Lots and housing units, covered under
     sales agreements with customers                126,456   116,140
   Unsold lots and housing units                     37,940    33,399
   Manufacturing materials and other                  7,297     5,174
                                                   --------  --------
                                                    171,693   154,713

Property, plant & equipment, net                     10,272     8,853
Reorganization value in excess of amounts
 allocable to identifiable assets, net               75,818    89,867
Contract land deposits                               36,383    31,315
Other assets                                         18,058    11,654
                                                   --------  --------
   TOTAL ASSETS                                    $386,942  $356,733
                                                   ========  ========

LIABILITIES AND SHAREHOLDER'S EQUITY

 Accounts payable                                  $ 54,325  $ 48,781
 Accrued expenses and other liabilities              75,451    72,769
 Advances from affiliates, net                      107,896   107,965
 Other term debt                                      5,859     6,073
                                                   --------  --------
   TOTAL LIABILITIES                                243,531   235,588

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
 Common stock, $0.01 par value; 100 shares
  authorized; 100 shares issued and outstanding           -         -
 Additional paid-in capital                          94,688    94,688
 Retained earnings                                   48,723    26,457
                                                   --------  --------
  Total shareholder's equity                        143,411   121,145
                                                   --------  --------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $386,942  $356,733
                                                   ========  ========

                 See notes to consolidated financial statements

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                             (dollars in thousands)


                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                         DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                         ------------------  ------------------  ------------------
REVENUES:
Homebuilding revenues                           $1,045,930            $869,119            $820,915
Other income                                         1,311               1,499               2,005
                                                ----------            --------            --------
 Total revenues                                  1,047,241             870,618             822,920


EXPENSES:
 Cost of sales                                     906,451             751,035             716,088
 Interest expense-external                           1,729               1,992               1,836
 Interest expense-affiliates                        14,676              14,676              14,674
 Selling, general and administrative                75,095              61,891              58,756
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                                7,048               7,048               7,404
                                                ----------            --------            --------
 Total expenses                                  1,004,999             836,642             798,758

Income before income tax expense                    42,242              33,976              24,162
Income tax expense                                 (19,976)            (16,805)            (13,647)
                                                -----------           ---------           ---------
NET INCOME                                      $   22,266            $ 17,171            $ 10,515
                                                ===========           =========           =========


                                NVR HOMES, INC.
                Consolidated Statements of Shareholder's Equity
                             (dollars in thousands)

                                                                     ADDITIONAL             RETAINED
                                                  COMMON               PAID-IN              EARNINGS
                                                   STOCK               CAPITAL               (DEFICIT)
                                                   -----               -------              ---------

BALANCE, DECEMBER 31, 1993                     $         -            $ 90,276             $(1,229)

  Net income                                             -                   -              10,515
  Capital contribution                                   -              22,020                   -
  Dividend to parent                                     -             (17,608)                  -
                                               -----------            ---------          ----------
BALANCE, DECEMBER 31, 1994                               -              94,688               9,286

  Net income                                             -                   -              17,171
                                              ------------           ----------        ------------
BALANCE, DECEMBER 31, 1995                               -              94,688              26,457

  Net income                                             -                   -              22,266
                                              ------------          -----------       -------------
BALANCE, DECEMBER 31, 1996                    $                       $ 94,688             $48,723
                                              ============          ===========       =============


                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                                      ------------------  ------------------  ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                                     $ 22,266            $ 17,171            $ 10,515
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Depreciation and amortization                                     9,586               9,011               9,056
Deferred tax provision                                              165              (2,020)              4,154
Net change in assets and liabilities:
 Decrease (increase) in inventories                             (16,980)            (45,175)              6,851
 Decrease (increase) in receivables                               5,173              (3,331)             (2,031)
 Increase in accounts payable
  and accrued liabilities                                         8,226              26,945              10,202
Other, net                                                       (4,984)             (9,934)             (7,510)
                                                               --------            --------            --------

Net cash provided (used) by
 operating activities                                            23,452              (7,333)             31,237
                                                               --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(purchase) of marketable securities                              -               5,000              (5,000)
Purchase of property, plant & equipment                          (3,764)             (2,129)             (1,471)
Proceeds from sale of property,
 plant & equipment                                                  155                  12                 646
                                                               --------            --------            --------

Net cash provided (used) by investing
 activities                                                      (3,609)              2,883              (5,825)
                                                               --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in advances from affiliates                                (69)            (10,059)            (11,315)
Principal repayments of term
 debt and land acquisition borrowings                              (214)               (200)             (1,688)
Net borrowings (repayments) under credit
 lines and other notes payable                                        -                   -              (1,950)
Dividend to parent                                                    -                   -             (17,608)
Capital contribution                                                  -                   -              22,020
                                                               --------            --------            --------

Net cash used by financing activities                              (283)            (10,259)            (10,541)
                                                               --------            --------            --------

Net increase (decrease) in cash                                  19,560             (14,709)             14,871
Cash, beginning of the year                                      51,911              66,620              51,749
                                                               --------            --------            --------

Cash, end of year                                              $ 71,471            $ 51,911            $ 66,620
                                                               ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the year                                 $ 16,210            $ 16,253            $ 16,181
                                                               ========            ========            ========

 Taxes paid during the year
  (net of refunds)                                             $  2,226            $  2,291            $    775
                                                               ========            ========            ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

1.   Basis of Presentation

     The accompanying consolidated financial statements include consolidated financial information for NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994. Homes is a wholly-owned subsidiary of NVR, Inc. ("NVR"). All significant intercompany transactions have been eliminated in consolidation.

2.   NATURE OF OPERATIONS, AND CERTAIN CONCENTRATIONS

     Homes is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan area, where Homes derived approximately 72% of its 1996 homebuilding revenues. The Company primarily constructs and sells single-family detached homes, townhomes and condominium buildings in two distinct product lines, through two divisions: Ryan Homes and NVHomes. Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes short-term investments with original maturities of three months or less.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     HOMEBUILDING INVENTORY

          Inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Field construction supervisors' salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1996 and 1995 was $23,378 and $16,330, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     HOMEBUILDING REVENUES

          Homes builds light-frame, low-rise residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer. Additionally, to a significantly lesser degree, Homes sells house packages to builder-dealers and other homebuilders and recognizes revenue at the time the product is delivered to the builder-dealer or homebuilder.

     DEPRECIATION

          Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

     INCOME TAXES

          Homes is included in the consolidated federal income tax return of NVR and therefore has entered into a tax allocation agreement with NVR. According to this agreement, Homes will generally make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based upon the amount of the tax obligation of Homes on a "separate return" basis. Also, in the event Homes incurs a tax loss on a "separate return" basis for any year, Homes will generally be compensated for the tax effects of such tax loss through payments received from others in the consolidated group.

          Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

     FINANCIAL INSTRUMENTS

          Management believes that insignificant differences exist between the carrying value and fair value of Homes' financial instruments. Homes has guaranteed the 11% Senior Notes due 2003 ("Senior Notes") of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.

     IMPAIRMENT OF LONG-LIVED ASSETS

          During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such adoption did not have a material impact on the Company's financial condition or results of operations.

     ROYALTY FEES

          Beginning in the fourth quarter of 1996, Homes incurs royalty expenses for use of the Ryan Homes and NVHomes tradenames based upon a percentage of settlement revenues. The royalty expenses are included on the consolidated statement of income as a component of selling, general and administrative expenses.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


4.   RELATED PARTY TRANSACTIONS

     During 1996, 1995, and 1994, Homes purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled $6,612, $8,877 and $8,738 during 1996, 1995 and 1994, respectively, and Homes expects to purchase the remaining lots under contract at December 31, 1996 over the next 18 to 24 months for an aggregate purchase price of $26,000.

     During 1996, Homes incurred $4,711 of royalty expenses for the use of the Ryan Homes and NVHomes tradenames (the "Tradenames"). The Tradenames are owned by RVN, Inc. ("RVN"), a subsidiary of NVR. At December 31, 1996, Homes had a $1,441 royalty expense payable due to RVN.

     As of December 31, 1996 and 1995, Homes had $26,946 and $25,546,
respectively, of non-interest bearing intercompany advances to NVR due on demand, offset by a $133,460 note payable to NVR due in 2003 which accrues interest at a rate of 11%. Also, at December 31, 1996 and 1995, Homes had $(59) and $51, respectively, of non-interest bearing intercompany advances due to
(from) NVR Financial Services, Inc. ("NVRFS"), a subsidiary of NVR.

     Certain selling, general and administrative expenses incurred by NVR were allocated to its subsidiaries, including Homes. Homes was allocated $7,625, $8,308 and $9,485 in selling, general and administrative expenses during the years ended December 31, 1996, 1995 and 1994, respectively.

     The Senior Notes, issued by NVR on September 30, 1993, are secured by a first priority pledge of the capital stock of Homes, NVR's mortgage banking subsidiary, NVR Financial Services, Inc. ("NVRFS"), and RVN. The Senior Notes are also guaranteed on a senior unsecured basis by Homes, RVN and NVRFS provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness.

5.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, which are stated at cost, consist of the following:


                                                   DECEMBER 31,
                                             ----------------------------
                                                1996               1995
                                             ----------         ---------

     Office facilities and other             $    3,176         $   3,866
     Model home furniture and fixtures            4,255             2,410
     Manufacturing facilities                     7,964             7,620
     Property under capital leases excluding
      manufacturing facilities                    4,033             4,033
                                             ----------         ---------
                                                 19,428            17,929
     Less accumulated depreciation
      and amortization                           (9,156)           (9,076)
                                             ----------         ---------
                                             $   10,272         $   8,853
                                             ==========         =========

     The property, plant and equipment listed above is collateral for various debt of Homes as more fully discussed in note 6.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



6.   DEBT

     Debt consists of the following:

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
         Notes payable:
          Working capital revolving credit (a)       $        -      $        -
                                                     ==========      ==========
         Other term debt:
          Capital lease and financing obligations
           and mortgages due in monthly
           installments through 2014 (b)             $    5,859      $    6,073
                                                     ==========      ==========

(a) On September 30,1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility was amended and restated during December 1996 and currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for overhead, taxes and certain interest payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $5,345 and $5,360 were issued at December 31, 1996 and 1995, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 1999 and outstanding amounts bear interest, at the election of the Company, at (i) the base rate of interest announced by the facility agent or (ii) 2.0% above the Eurodollar rate. The weighted average interest rate for amounts outstanding under the facility was 8.0% and $9.6% during 1996 and 1995, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

     The Working Capital Revolving Credit agreement contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of Homes. In addition, the Working Capital Revolving Credit agreement contains restrictions on the ability of Homes and, in certain cases, NVR to, among other things, incur debt and make investments.

     The Working Capital Revolving Credit agreement restricts substantially all dividends and intercompany loans from Homes to NVR. Dividends and intercompany loans from Homes to NVR are permitted by the Working Capital Revolving Credit agreement up to the amount of any capital contributions made by NVR subsequent to the Effective Date, as long as NVR is in compliance with certain covenants in the agreement. During 1994, NVR made a $22,020 capital contribution to Homes and received from Homes an allowable dividend of $17,608. The agreement also prohibits NVR from paying dividends to shareholders.

(b) The capital lease and financing obligations and mortgages have either fixed or variable interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of $5,470 and $5,807 at December 31, 1996 and 1995, respectively.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1996:

                        YEARS ENDING DECEMBER 31:
               ---------------------------------------
               1997                            $   886
               1998                                830
               1999                                846
               2000                                853
               2001                                853
               Thereafter                        9,055
                                               -------
                                                13,323
               Amount representing interest     (7,464)
                                               -------
                                               $ 5,859
                                               =======

     Maturities with respect to notes payable and other term debt as of December 31, 1996 are as follows:

                       YEARS ENDING DECEMBER 31:
               ---------------------------------------
               1997                            $   230
               1998                                193
               1999                                225
               2000                                261
               2001                                285
               Thereafter                        4,665


7.   PROFIT SHARING AND INCENTIVE PLANS

     Employees of Homes participate in various employee incentive and option plans of NVR, summarized as follows:

     Profit Sharing Plans -- Employees of Homes participate in NVR's trustee administered profit sharing retirement plan (the "Profit Sharing Plan") and Employee Stock Ownership Plan ("ESOP"). The Profit Sharing Plan and ESOP provide for contributions in amounts as determined by the NVR board of
directors.   NVR's combined retirement plan expense (a portion of which has been recognized by Homes) for the years ended December 31, 1996, 1995 and 1994 was $4,627, $3,993 and $4,023, respectively.

     The Management Incentive Plan provides several types of equity incentives to NVR's and Homes' executives and managers. As of December 31, 1996, participants in the Management Incentive Plan hold options to purchase a total of 1,076,424 NVR shares (the "1993 NVR Share Options") with exercise prices ranging from $5.06 to $9.11 per share. Each 1993 NVR Share Option entitles the holder to buy a share of NVR common stock during a ten-year exercise period. All of the 1993 NVR Share Options have vested as of December 31, 1996. The options expire in September 2003.

     Certain participants in the Management Incentive Plan also received a total of 836,551 NVR shares subject to achievement of certain performance goals (the "1993 Performance Shares"). As of December 31, 1996, all of the 1993 Performance Shares have vested.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     In addition, during 1994, the Board of Directors adopted the 1994 Incentive Plan (the "1994 Incentive Plan") under which executive officers and other key employees of the Company will be eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There are 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. A total of 1,040,000 1994 Performance Shares have been granted to employees as of December 31, 1996. There have been no grants of 1994 Share Options.

     Each 1994 NVR Share Option entitles the holder to buy a share of NVR common stock during a ten year exercise period. Thirty-three and one third percent of the 1994 NVR Share Options vest on each of December 31, 1997 and 1998 and 33.4% vest on December 31, 1999 with vesting based upon continued employment. The 1994 NVR Share Options expire in November 2004. Up to 33.3% of the 1994 Performance Shares vest on each of December 31, 1997 and 1998 and up to 33.4% vest on December 31, 1999 if certain earnings targets are met or exceeded. All 1994 Performance Shares that do not vest are forfeited back to NVR on December 31, 1999.

     Under the Management Long-Term Stock Option Plan (the "Stock Option Plan"), awards of non-qualified stock options ("Options") to purchase 2,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option is granted for a period of ten
(10) years from the date of grant. During 1996, 1,554,000 Options were granted under the Stock Option Plan at exercise prices ranging from $9.13 to $10.63 per share, the prices of which were equal to the market price of the Company's
Shares on the date of grant.   The weighted average exercise price and the
weighted average grant-date fair value of the options granted during the year
were $10.58 and $6.14 per share, respectively.   The Options granted will vest
as to thirty-three and one-third percent (33 1/3 %) of the underlying Shares on each of December 31, 2000, 2001, and 2002, with vesting based upon continued employment.

8.   INCOME TAXES

     The provision for income taxes consists of the following:

                                    YEAR ENDED          YEAR ENDED         YEAR ENDED
                                DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                ------------------  ------------------  -----------------
          Current:
            Federal             $           15,978  $           14,832  $           7,963
            State                            3,833               3,993              1,530

          Deferred:
            Federal                           (149)             (1,725)             3,335
            State                              314                (295)               819
                                ------------------  ------------------  -----------------
                                $           19,976   $          16,805  $          13,647
                                ==================  ==================  =================

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



     Deferred income taxes on Homes' consolidated balance sheets are comprised of the following:


                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996             1995
                                                    -----------     ----------

              Deferred tax assets                   $    13,807     $   13,996
              Less: valuation allowance                   4,078         11,078
                                                    -----------     ----------
                                                          9,729          2,918
              Less: deferred tax liabilities                  2             26
                                                    -----------     ----------
              Deferred tax assets, net              $     9,727     $    2,892
                                                    ===========     ==========

     Deferred tax assets arise principally as a result of various reserves required for financial reporting purposes which are not currently deductible for tax return purposes in addition to higher tax basis inventory resulting from uniform capitalization and interest capitalization required for tax purposes but not for financial reporting.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $51,937, $37,197, and $24,009 for the years ended December 31, 1996, 1995 and 1994.

     Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 will be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the years ended December 31, 1996, 1995 and 1994, $7,000, $0 and $4,803,
respectively, of such benefits were realized. Unrecognized deferred tax assets which arose as of September 30, 1993 amounted to $4,078 and $11,078 as of December 31, 1996 and 1995, respectively.

     A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:



                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1996  DECEMBER 31, 1995  DECEMBER 31, 1994
                                      -----------------  -----------------  -----------------
     Income taxes computed at the
       Federal statutory rate         $          14,785  $          11,892  $           8,457
     State income taxes, net of
      Federal income tax benefit                  2,696              2,404              1,489
     Non-deductible amortization                  2,467              2,467              2,591
     Other, net                                      28                 42              1,110
                                      -----------------  -----------------  -----------------
                                      $          19,976  $          16,805  $          13,647
                                     ==================  =================  ==================

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     Homes is committed under several non-cancelable operating leases involving office space, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1996 are as follows:

                               YEARS ENDED DECEMBER 31:
                         -------------------------------------
                         1997                         $   1,532
                         1998                             1,201
                         1999                               696
                         2000                               439
                         2001                               285
                         Thereafter                       1,942
                                                      ---------
                                                      $   6,095
                                                      =========

     Total rent expense incurred under operating leases was approximately $1,493, $1,518 and $1,541 for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the ordinary course of operating its business, Homes is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. Homes had approximately $10,093 of contingent obligations under such agreements as of December 31, 1996. Homes believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     Homes is also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position of Homes.

     At December 31, 1996, Homes has restricted cash of $2,934, representing deposits on homes under sales contracts in certain markets where the Company operates.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholder
RVN, Inc.:

We have audited the accompanying balance sheet of RVN, Inc. as of December 31, 1996 and the related statements of income, shareholder's equity, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RVN Inc. as of December 31, 1996 and the results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 30, 1997

                                   RVN, INC.
                                 Balance Sheet
                   (dollars in thousands, except share data)

                                                     DECEMBER 31,
                                                         1996
                                                     ------------
ASSETS

Cash and cash equivalents                            $         62
Royalty receivable                                          1,441
                                                     ------------
   TOTAL ASSETS                                      $      1,503
                                                     ============

LIABILITIES AND SHAREHOLDER'S EQUITY

 Accounts payable and accrued expenses               $        530

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
 Common stock, $1 par value; 3,000 shares
  authorized; 1,000 shares issued and outstanding               1
 Additional paid-in capital                                    64
 Retained earnings                                            908
                                                     ------------
  Total shareholder's equity                                  973
                                                     ------------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $      1,503
                                                     ============


                                   RVN, INC.
                              Statement of Income
                            (dollars in thousands)

                                              THREE MONTHS ENDED
                                              DECEMBER 31, 1996
                                              ------------------
REVENUES:
Royalty Revenue                                   $    4,711


EXPENSES:
  Selling, general and administrative                    (30)
                                                  ----------

Income before income tax expense                       4,681
Income tax expense                                    (1,638)
                                                  ----------
NET INCOME                                        $    3,043
                                                  ==========

                       See notes to financial statements

                                   RVN, INC.
                       Statement of Shareholder's Equity
                             (dollars in thousands)

                                              ADDITIONAL
                                   COMMON      PAID-IN         RETAINED
                                   STOCK       CAPITAL         EARNINGS
                                   -----       -------         --------
BALANCE, OCTOBER 1, 1996        $       -     $        -       $      -
  Capital contribution                  1             64              -
  Net income                            -              -          3,043
  Dividend to parent                    -              -         (2,135)
                                ---------      ---------      ---------
BALANCE, DECEMBER 31, 1996      $       1      $      64      $     908
                                =========      =========      =========


                                   RVN, INC.
                            Statement of Cash Flows
                            (dollars in thousands)

                                                      THREE MONTHS ENDED
                                                       DECEMBER 31, 1996
                                                      ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                             $     3,043
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Net change in assets and liabilities:
 Increase in receivables                                    (1,441)
 Increase in accounts payable
  and accrued liabilities                                      530
                                                       -----------
Net cash provided by operating activities                    2,132
                                                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend to parent                                          (2,135)
Capital contribution                                            65
                                                       -----------
Net cash used by financing activities                       (2,070)
                                                       -----------

Net increase in cash                                            62
Cash, beginning of the period                                    -
                                                       -----------
Cash, end of period                                    $        62
                                                       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the period                       $         -
                                                       ===========
 Taxes paid during the Period
  (net of refunds)                                     $         -
                                                       ===========

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)



1.   BASIS OF PRESENTATION

     The accompanying financial statements include financial information for RVN, Inc. ("RVN" or the "Company") as of December 31, 1996 and for the three months ended December 31, 1996. RVN is a wholly-owned subsidiary of NVR, Inc. ("NVR").

2.   NATURE OF OPERATIONS AND CERTAIN CONCENTRATIONS

     On October 1, 1996, NVR capitalized RVN, a Delaware holding company, with $65 in cash and the Ryan Homes and NVHomes tradenames (the "Tradenames"). Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. (Homes), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Tradenames to market homes. RVN earns 100% of its revenue from Homes.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes short-term investments with original maturities of three months or less.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES

          RVN is included in the consolidated federal income tax return of NVR and therefore has entered into a tax allocation agreement with NVR. According to this agreement, RVN will generally make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based upon the amount of the tax obligation of RVN on a "separate return" basis. Also, in the event RVN incurs a tax loss on a "separate return" basis for any year, RVN will generally be compensated for the tax effects of such tax loss through payments received from others in the consolidated group.

     FINANCIAL INSTRUMENTS

          Management believes that insignificant differences exist between the carrying value and fair value of RVN's financial instruments. RVN has guaranteed the 11% Senior Notes due 2003 ("Senior Notes") of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


     ROYALTY FEES

          Royalty fees are recorded in the same period that the associated settlement revenue is recognized by Homes. Homes recognizes settlement revenue in the period when the construction process is complete and title passes to its customer.


4.   RELATED PARTY TRANSACTIONS

     During 1996, RVN earned $4,711 in royalty fees for allowing Homes to use the Tradenames to market its homes. At December 31, 1996, RVN had a $1,441 royalty receivable due from Homes.

     The Senior Notes, issued by NVR on September 30, 1993, are secured by a first priority pledge of the capital stock of RVN, Homes and NVR Financial Services, Inc. ("NVRFS"). The Senior Notes are also guaranteed on a senior unsecured basis by RVN, Homes and NVRFS provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness.

5.   INCOME TAXES

     The provision for income taxes consists of the following:

                           YEAR ENDED
                         DECEMBER 31, 1996
                         -----------------
          Current:
            Federal      $       1,638,000
            State                        -

          Deferred:
            Federal                      -
            State                        -
                                         -
                         -----------------
                         $       1,638,000
                         =================

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholders
NVR, Inc.:

Under date of January 30, 1997, we reported on the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 which are included in the NVR, Inc. annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of NVR, Inc. and subsidiaries referred to above contains an explanatory paragraph as to the adoption, effective January 1, 1995, of the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."



/s/ KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 30, 1997

                                                                      SCHEDULE I

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                               1996                1995
                                                            ----------          ----------
     ASSETS
          Cash and cash equivalents                         $        -          $        -
          Property and equipment, net                            7,644               8,029
          Investment in and advances to
            homebuilding subsidiaries                          250,897             229,059
          Investment in and advances to
            financial services subsidiaries                     28,599              49,850
          Other assets                                           2,987               4,359
                                                            ----------          ----------
            TOTAL ASSETS                                    $  290,127          $  291,297
                                                            ==========          ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

          Accounts payable and accrued expenses             $    9,847          $   17,072
          Note payable                                              86                  93
          Other term debt                                        8,184               7,952
          Senior notes                                         120,000             120,000
                                                            ----------          ----------
            TOTAL LIABILITIES                                  138,117             145,117
                                                            ----------          ---------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY:
          Common stock, $0.01 par value; 60,000,000
            shares authorized; 19,881,515 and
            18,384,083 shares issued for 1996
            and 1995, respectively                                 199                 184
          Additional paid-in-capital                           157,842             144,072
          Retained earnings                                     47,098              21,626
          Less treasury stock at cost- 6,307,108 and
            3,170,721 shares at December 31, 1996
            and 1995, respectively                             (53,129)            (19,702)
                                                            ----------          ----------
            TOTAL SHAREHOLDERS' EQUITY                         152,010             146,180
                                                            ----------          ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  290,127          $  291,297
                                                            ==========          ==========

                  See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF INCOME
                            (dollars in thousands)

                                                YEAR ENDED         YEAR ENDED          YEAR ENDED
                                            DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                            -----------------   -----------------   -----------------
REVENUES
  Interest and other income                 $             197   $              78   $             901
  Interest income-affiliates, net                      15,461              14,837              15,155
                                            -----------------   -----------------   -----------------
           Total revenues                              15,658              14,915              16,056

EXPENSES
  Interest expense                                    (14,888)            (15,178)            (18,354)
  General and administrative, net of
   allocations to subsidiaries                           (770)             (1,309)                888
  Equity in earnings
   of homebuilding subsidiaries                        25,309              17,171              10,515
  Equity in earnings
   of financial services subsidiaries                     603                 146                   6
                                            -----------------   -----------------   -----------------
            Total expenses                             10,254                 830              (6,945)
                                            -----------------   -----------------   -----------------

  Income before income taxes
   and extraordinary gain                              25,912              15,745               9,111

  Income tax (expense) benefit                           (131)                655                 524

  Extraordinary gain-repurchase of
   debt (net of tax expense of $645
   and $580 for the years ended December
   31, 1995 and 1994, respectively)                         -                 927                 834
                                            -----------------   -----------------    ----------------

  NET INCOME                                $          25,781   $          17,327    $         10,469
                                            =================   =================    ================

                   See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                    ADDITIONAL        RETAINED
                                  COMMON             PAID-IN          EARNINGS       TREASURY
                                   STOCK             CAPITAL          (DEFICIT)       STOCK
                                 --------          -----------       ----------      --------
BALANCE, DECEMBER 31, 1993       $    179          $  140,788        $  (6,170)      $       -

Net income                              -                   -           10,469               -
Purchase of common stock
  for Treasury                          -                   -                -         (17,121)
Performance share activity              2               1,341                -               -
Option activity                         -                  34                -               -
                                ---------          ----------        ---------       ---------


BALANCE, DECEMBER 31, 1994            181             142,163            4,299         (17,121)

Net income                              -                   -           17,327               -
Purchase of common stock
  for treasury                          -                   -                -          (2,581)
Performance share activity              1               1,739                -               -
Warrant Activity                        -                   1                -               -
Option activity                         2                 169                -               -
                                ---------          ----------        ---------       ---------

BALANCE, DECEMBER 31, 1995            184             144,072           21,626         (19,702)


Net income                              -                   -           25,781               -
Purchase of common stock
  for treasury                          -                   -                -         (35,137)
Performance share activity              -                 529                -           1,710
Warrant Activity                       15              13,146             (309)              -
Option activity                         -                  95                -               -
                                ---------          ----------        ---------       ---------

BALANCE, DECEMBER 31, 1996      $     199          $  157,842        $  47,098       $ (53,129)
                                =========          ==========        =========       =========

                  See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)


                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                               YEAR ENDED             YEAR ENDED             YEAR ENDED
                                            DECEMBER 31, 1996      DECEMBER 31, 1995      DECEMBER 31, 1994
                                          ----------------------  -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                               $          25,781   $             17,327     $          10,469
 Adjustments to reconcile net
  income to net cash
  used by operating activities:
 Depreciation and amortization                        1,313                  1,311                 1,624
 Extraordinary gain - extinguishment of debt              -                 (1,572)               (1,414)
 Equity in income of subsidiaries                   (25,912)               (17,317)              (10,521)
 Net change in assets and liabilities:
     Decrease in accounts payable and
      accrued expenses                               (7,225)                (9,912)               (6,158)
     Other                                            3,370                  2,510                   956
                                          -----------------   --------------------     -----------------

 Net cash used
  by operating activities                            (2,673)                (7,653)               (5,044)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                    (455)                  (445)                 (698)
 Investments in and advances to/from
  homebuilding and financial
  services subsidiaries, net                         25,325                 23,542                39,101
                                          -----------------   --------------------     -----------------
 Net cash provided by investing
  activities                                         24,870                 23,097                38,403
                                          -----------------   --------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repurchase of senior debt                                -                (12,962)              (22,760)
 Purchase of treasury stock and warrants            (35,446)                (2,581)              (17,121)
 Other, net                                          13,249                     99                   (24)
                                          -----------------   --------------------     -----------------
 Net cash used by financing activities              (22,197)               (15,444)              (39,905)
                                          -----------------   --------------------     -----------------

 Net decrease in cash                                     -                      -                (6,546)
 Cash, beginning of year                                  -                      -                 6,546
                                          -----------------   --------------------     -----------------

 Cash, end of year                        $               -   $                  -     $               -
                                          =================   ====================     =================

                  See notes to financial statement schedule.

                                   NVR, INC.
                               (Parent Company)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (dollars in thousands)

1.   DEBT AND GUARANTEES

                                          DECEMBER 31,
                                -------------------------------
                                  1996                   1995
                                --------               --------
 Note payable                   $     86               $     93
 Other term debt                   8,184                  7,952
 Senior notes (a)                120,000                120,000
                                --------               --------
                                $128,270               $128,045
                                ========               ========

(a) On September 30, 1993, NVR, Inc. ("NVR" or the "Company") received gross proceeds of $160,000 from the sale of its Senior Notes. The Senior Notes bear interest at a rate of 11% per annum, payable semi-annually on June 1 and December 1 of each year and are due in 2003. The Senior Notes will be redeemable at the option of NVR, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 105.5% of par in 1998 to par beginning in 2001.

     The Senior Notes are senior obligations of NVR and rank pari passu in right of payment to all existing and future senior indebtedness of NVR and senior in right of payment to all existing and future subordinated indebtedness of NVR. The Senior Notes are secured by a first priority pledge of the capital stock of NVR Homes, Inc. ("Homes"), NVR Financial Services, Inc. ("NVRFS") and RVN, Inc. ("RVN"), (Homes, NVRFS, and RVN collectively, the "Guarantors"). The Senior Notes also are guaranteed on a senior, unsecured basis by the Guarantors; provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness. During the years ended December 31, 1995 and 1994, NVR purchased in the open market $15,000 and $25,000 in principal amount, respectively, of its Senior Notes. These transactions resulted in pre-tax gains of $1,572 and $1,414 for the years ended December 31, 1995 and 1994, respectively, and are included in the accompanying financial statements as extraordinary items, net of the applicable taxes.

     The indenture governing the Senior Notes has, among other items, limitations on asset sales by NVR and the Guarantors and requires that NVR, on a consolidated basis, maintain net worth of at least $80,000. In addition, the indenture limits dividends, certain investments and NVR's and the Guarantors' ability to incur additional debt if NVR is in default under the indenture or if NVR does not meet certain fixed charge coverage ratios.

     Also on September 30, 1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility was amended and restated in December 1996 and currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for overhead, taxes and certain interest payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $5,345 and $5,360 was outstanding at December 31, 1996 and 1995, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 1999 and outstanding amounts bear interest, at the election of the Company, at
(i) the base rate of interest announced by the facility agent or (ii) 2.0% above the Eurodollar Rate. The weighted average interest rate for amounts outstanding under the facility was 8.0% and 9.6% during 1996 and 1995, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

                                   NVR, INC.
                               (Parent Company)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (dollars in thousands)

     The Working Capital Revolving Credit agreement contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of Homes. In addition, the Working Capital Revolving Credit agreement contains restrictions on the ability of Homes and, in certain cases, NVR to, among other things, incur debt and make investments. Also, the Working Capital Revolving Credit agreement prohibits NVR from paying dividends to shareholders.

     Maturities with respect to the notes payable, other term debt and the Senior Notes as of December 31, 1996 are as follows:

                           YEARS ENDING DECEMBER 31:
                    ---------------------------------------
                    1997                           $     10
                    1998                                 10
                    1999                                 10
                    2000                                 10
                    2001                                 10
                    Thereafter                      131,736

     The $131,736 maturing after 2001 includes $120,000 in Senior Notes which mature in April 2003.

2.   DIVIDENDS PAID TO THE REGISTRANT

     NVR received returns of capital of $24,928 and $3,000 from its consolidated subsidiaries during the years ended December 31, 1996 and 1995, respectively. During 1994, the Company received total dividends of $17,608 and returns of capital of $40,496 from its consolidated subsidiaries.