Form 10-Q
period 1997-03-31
NVR INC
filed 1997-04-24
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                        Commission file number 1-12378

                                   NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                       54-1394360
---------------------------------               --------------------------------
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

                               (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       ------

As of April 16, 1997, there were 11,850,654 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X     No
                          ------    ------

                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
     ----------------------------------------------------------------------


                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION
------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 1997
          (unaudited) and December 31, 1996................................    3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1997 (unaudited) and
          March 31, 1996 (unaudited).......................................    5

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 (unaudited) and
          March 31, 1996 (unaudited).......................................    6

          Notes to Consolidated Financial Statements.......................    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................    9

PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K.................................   11

          Signature........................................................   12


                                    PART I
                                    ------
Item 1.
-------

                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                 March 31, 1997  December 31, 1996
                                                 --------------  -----------------
ASSETS                                             (unaudited)

  Homebuilding:
     Cash and cash equivalents                         $ 53,299           $ 71,533
     Receivables                                          5,902              2,927
     Inventory:
      Lots and housing units, covered under
       sales agreements with customers                  127,866            126,456
      Unsold lots and housing units                      38,013             37,940
      Manufacturing materials and other                   4,848              7,297
                                                       --------           --------
                                                        170,727            171,693

     Property, plant and equipment, net                  17,734             17,916
     Reorganization value in excess of amounts
      allocable to identifiable assets, net              74,205             75,818
     Contract land deposits                              36,310             36,383
     Other assets                                        21,131             21,008
                                                       --------           --------
                                                        379,308            397,278
                                                       --------           --------
  Financial Services:
     Cash and cash equivalents                            3,960              3,247
     Mortgage loans held for sale, net                   91,510             75,735
     Mortgage servicing rights, net                       6,266              6,309
     Property and equipment, net                            738                917
     Reorganization value in excess of amounts
      allocable to identifiable assets, net              12,516             12,788
     Other assets                                         4,535              4,891
                                                       --------           --------
                                                        119,525            103,887
                                                       --------           --------

       Total assets                                    $498,833           $501,165
                                                       --------           --------

                See notes to consolidated financial statements.

                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                      March 31, 1997   December 31, 1996
                                                      --------------   -----------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS'
 EQUITY

  Homebuilding:
     Accounts payable                                       $ 50,346            $ 54,894
     Accrued expenses and other liabilities                   85,528              85,260
     Notes payable                                                85                  86
     Other term debt                                          14,036              14,043
     Senior notes                                            120,000             120,000
                                                            --------            --------
                                                             269,995             274,283
                                                            --------            --------
  Financial Services:
     Accounts payable and other liabilities                    7,211               7,409
     Notes payable                                            86,955              67,463
                                                            --------            --------
                                                              94,166              74,872
                                                            --------            --------

      Total liabilities                                      364,161             349,155
                                                            --------            --------

  Commitments and contingencies

  Shareholders' equity:
     Common stock, $0.01 par value; 60,000,000
      shares authorized; 19,934,130 and 19,881,515
      shares issued as of March 31, 1997 and
      December 31, 1996, respectively                            199                 199
     Paid-in-capital                                         155,810             157,842
     Retained earnings                                        52,861              47,098
     Less treasury stock at cost- 7,812,810 and
      6,307,108 at March 31, 1997 and
      December 31, 1996, respectively                        (74,198)            (53,129)
                                                            --------            --------
      Total shareholders' equity                             134,672             152,010
                                                            --------            --------
         Total liabilities and shareholders'
          equity                                            $498,833            $501,165
                                                            --------            --------

                See notes to consolidated financial statements.

                                   NVR, Inc.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended   Three Months Ended
                                                 March 31, 1997        March 31,1996
                                               -------------------  -------------------
  Homebuilding:
    Revenues                                         $ 238,987            $ 200,235
    Other income                                           509                  405
    Cost of sales                                     (207,469)            (173,845)
    Selling, general and administrative                (16,094)             (14,049)
    Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                                (1,613)              (1,761)
                                                     ---------            ---------
    Operating income                                    14,320               10,985
    Interest expense                                    (4,057)              (4,160)
                                                     ---------            ---------
     Homebuilding income                                10,263                6,825
                                                     ---------            ---------

  Financial Services:
    Mortgage banking fees                                5,122                5,999
    Interest income                                      1,083                1,163
    Other income                                            53                    3
    General and administrative                          (5,029)              (5,822)
    Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                                  (272)                (272)
    Interest expense                                      (390)                (504)
                                                     ---------            ---------
     Operating  income                                     567                  567
                                                     ---------            ---------

  Total segment income                                  10,830                7,392

    Income tax expense                                  (5,067)              (3,652)
                                                     ---------            ---------

    Net income                                       $   5,763            $   3,740
                                                     ---------            ---------

  Earnings per share                                 $    0.42            $    0.24
                                                     ---------            ---------

                See notes to consolidated financial statements.

                                   NVR, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       Three Months Ended   Three Months Ended
                                                          March 31, 1997      March 31, 1996
                                                       ------------------   ------------------
Cash flows from operating activities:

 Net income                                                     $   5,763        $   3,740
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                                      3,286            3,748
 Interest accrued and added to bond principal                           -              346
 Mortgage loans closed                                           (297,698)        (289,228)
 Proceeds from sales of mortgage loans                            282,630          302,564
 Gain on sale of loans                                             (3,092)          (3,260)
 Net change in assets and liabilities:
  Decrease/(increase) in inventories                                  966          (19,336)
  Decrease/(increase) in receivables                               (2,663)             500
  Decrease in accounts payable and accrued expenses                (4,634)          (5,278)
 Other, net                                                             -           (1,650)
                                                                ---------        ---------

Net cash used by operating activities                             (15,442)          (7,854)
                                                                ---------        ---------

Cash flows from investing activities:

 Proceeds from sales of mortgage-backed securities                  6,910                -
 Purchase of property, plant and equipment                           (684)            (901)
 Principal payments on mortgage-backed securities                   1,013            5,529
 Proceeds from sales of mortgage servicing rights                   2,102            5,442
 Purchases of mortgage servicing rights                                 -              (85)
 Other, net                                                          (712)          (2,500)
                                                                ---------        ---------

 Net cash provided by investing activities                          8,629            7,485
                                                                ---------        ---------

Cash flows from financing activities:

 Decrease in other term debt                                          (57)             (52)
 Redemption of bonds                                               (7,042)          (3,622)
 Net borrowings (repayments) under notes payable                   19,492           (6,382)
 Purchase of treasury stock                                       (23,475)               -
 Other, net                                                           374               89
                                                                ---------        ---------

 Net cash used by financing activities                            (10,708)          (9,967)
                                                                ---------        ---------

 Net decrease in cash                                             (17,521)         (10,336)
 Cash, beginning of the period                                     74,780           55,567
                                                                ---------        ---------

 Cash, end of period                                            $  57,259        $  45,231
                                                                ---------        ---------

Supplemental disclosures of cash flow information:

 Interest paid during the period                                $   1,387        $   2,443
                                                                ---------        ---------
 Income taxes paid, net of refunds                              $     161        $   4,354
                                                                ---------        ---------

                See notes to consolidated financial statements.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.   Basis of Presentation

     The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2.   Adoption of New Accounting Principles

     During the quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10 for a discussion of SFAS No. 128, Earnings per Share.


3.   Shareholders' Equity

     A summary of changes in Shareholders' equity is presented below:

                              Common   Paid-In   Retained   Treasury
                              Stock    Capital   Earnings    Stock
                              ------  ---------  --------  ----------

Balance, December 31, 1996      $199  $157,842    $47,098   $(53,129)

Net income                         -         -      5,763          -
Option activity                    -       374          -          -
Treasury Stock purchases           -         -          -    (23,475)
Performance share activity         -    (2,406)         -      2,406
                              ------  --------    -------   --------
Balance, March 31, 1997         $199  $155,810    $52,861   $(74,198)
                              ------  --------    -------   --------

     During the quarter ended March 31, 1997, the Company repurchased approximately 1,678,000 shares of its common stock at an aggregate purchase price of $23,475. Approximately 172,000 of those shares were reissued from the treasury during February 1997 in satisfaction of an employee benefit liability accrued at December 31, 1996. The average cost basis for the shares reissued from the treasury

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)



was $13.97 per share. Subsequent to March 31, 1997, the Company repurchased an additional 272,600 shares at an aggregate purchase price of $4,058. In addition, 56,112 options were exercised during the first quarter of 1997, with NVR realizing approximately $374 in aggregate equity proceeds.

4.   Debt

     During the quarter ended March 31, 1997, NVR Mortgage Finance, Inc. ("NVR Finance") entered into an additional annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.

Item 2.
-------
                                   NVR, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
            (dollars in thousands, except per share and share data)

     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and financial services. Holding company general and administrative expenses are fully allocated to the homebuilding and financial services segments in the information presented below.

Homebuilding Segment

Three Months Ended March 31, 1997 and 1996

     During the first quarter of 1997, homebuilding operations generated revenues of $238,987 compared to revenues of $200,235 in the first quarter of 1996. The change in revenues was due primarily to an 18.8% increase in the number of homes settled from 1,107 units in 1996 to 1,315 units in 1997. The increase in settlements is attributed to the mild winter weather that was experienced in most of the Company's markets in the current year quarter as compared to the prior year quarter. New orders for the 1997 period of 1,445 were comparable to the 1,492 new orders generated in the first quarter ended March 31, 1996.

     Gross profit margins were 13.2% in each of the quarters ended March 31, 1997 and 1996. SG&A expenses for the first quarter of 1997 increased $2,045 from the first quarter of 1996, but as a percentage of revenues, decreased to 6.7% in 1997 from 7.0% in 1996. The increase in SG&A dollars is due primarily to the increase in revenues noted above.

     Backlog units and dollars were 2,596 and $496,993, respectively, at March 31, 1997 compared to 2,856 and $519,704, respectively, at March 31, 1996. The decrease in backlog units and dollars is primarily attributable to the 18.8% increase in the number of homes settled in the current quarter as compared to the same 1996 period.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a meaningful comparison of operating performance of the homebuilding segment because it excludes the amortization of certain intangible assets. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

Calculation of Homebuilding EBITDA:

                                               Three months Ended March 31,
                                              ------------------------------
                                                   1997            1996
                                              --------------  --------------
     Operating income                               $14,320         $10,985
     Depreciation                                       830             718
     Amortization of excess reorganization
      value                                           1,613           1,761
                                                    -------         -------
     Homebuilding EBITDA                            $16,763         $13,464
                                                    -------         -------
      % of Homebuilding revenues                        7.0%            6.7%
                                                    -------         -------

     Homebuilding EBITDA in the first quarter of 1997 was $3,299 higher than in the first quarter of 1996, and, as a percentage of homebuilding revenues, increased from 6.7% to 7.0%.

Financial Services Segment

Three Months Ended March 31, 1997 and 1996

     The financial services segment generated operating income of $567 for each of the three months ended March 31, 1997 and 1996. Loan closings were $297,698 and $289,228 during the respective quarters ended March 31, 1997 and 1996, representing an increase of 3%.

     Mortgage banking fees decreased $877, or 15%, when comparing the respective quarters of March 31, 1997 and 1996. This decrease is attributed to the lower servicing fee income resulting from the decrease in the servicing portfolio. The total servicing portfolio at March 31, 1997 was $570,955 compared with $1,385,580 at March 31, 1996. A summary of mortgage banking fees is noted below:

Mortgage Banking Fees:        1997     1996
                             -------  -------
Net gain on sale of loans     $3,092   $3,260
Servicing                        715    1,459
Title services                 1,315    1,280
                              ------   ------
                              $5,122   $5,999
                              ------   ------

     Subsequent to March 31, 1997, the mortgage banking operations began the sale of its remaining mortgage servicing portfolio. The sale of the remaining mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR's homebuyers.



Pending Adoption of New Accounting Principle

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the first quarters of 1997 and 1996 presented on the accompanying statements of income are calculated under the guidance of Opinion No. 15.

     Under SFAS No. 128, Basic EPS would have been $0.45 and $0.24 per share for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS would have been $0.42 and $0.23 per share for the same respective quarters.

Liquidity and Capital Resources

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit agreement to fund its working capital needs, under which no amounts were borrowed during the first quarter of 1997.

     NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") is currently engaged in discussions to renew its mortgage warehouse facility, which expires in the second quarter of 1997, and expects to have a new agreement in place prior to the original agreement's expiration date.

     During the quarter ended March 31, 1997, NVR Finance entered into an additional annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.


     Other Elements Impacting Liquidity

     During the quarter ended March 31, 1997, the Company repurchased approximately 1,678,000 shares of its common stock at an aggregate purchase price of $23,475. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements. Subsequent to March 31, 1997, the Company repurchased an additional 272,600 shares at an aggregate purchase price of $4,058.


                                    Part II
                                    -------

     Item  6.  Exhibits and Reports on Form 8-K
     --------

               (a)   11.  Computation of Earnings per Share.

               (b) The Company did not file any reports on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 24, 1997                         NVR, Inc.



                                           By: /s/ Paul C. Saville
                                               -------------------
                                               Paul C. Saville
                                               Senior Vice President Finance and
                                                  Chief Financial Officer