Form 10-Q
period 1997-06-30
NVR INC
filed 1997-07-25
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from     to
                                       ----  ----

                        Commission file number 1-12378

                                   NVR, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                   54-1394360
   --------------------------------    ------------------------------------
   (State or other jurisdiction of     (IRS employer identification number)
     incorporation or organization)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
       -----------------------------------------------------------------
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
               -----------------------------------------------
               (Former name, former address, and former fiscal
                      year if changed since last report)


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

      As of July 18, 1997 there were 11,717,000 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No
                         -----    -----

                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
    =======================================================================

                                                                          Page
                                                                          ----
PART I     FINANCIAL INFORMATION
------
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at June 30, 1997 (unaudited)
           and December 31, 1996 ........................................   3

           Consolidated  Statements  of  Income  for  the
           Three Months Ended June 30, 1997 (unaudited)
           and June 30, 1996  (unaudited) and the
           Six Months Ended June 30, 1997 (unaudited)
           and June 30, 1996 (unaudited).................................   5

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1997 (unaudited) and
           June 30, 1996 (unaudited).....................................   6

           Notes to Consolidated Financial Statements....................   7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   9

PART II    OTHER INFORMATION
-------
Item 4.    Submission of Matters to a Vote of Security Holders...........  14

Item 6.    Exhibits and Reports on Form 8-K..............................  14

           Exhibit Index.................................................  15

           Signature.....................................................  16

                                    PART I
Item 1.
-------


                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                                   JUNE 30, 1997        DECEMBER 31, 1996
                                                                  --------------        -----------------
         ASSETS                                                     (unaudited)
              Homebuilding:
                  Cash and cash equivalents                       $     41,174            $    71,533
                  Receivables                                            8,470                  2,927
                  Inventory:
                    Lots and housing units, covered under
                      sales agreements with customers                  153,644                126,456
                    Unsold lots and housing units                       35,267                 37,940
                    Manufacturing materials and other                    5,836                  7,297
                                                                     ---------              ---------
                                                                       194,747                171,693

                  Property, plant and equipment, net                    17,275                 17,916
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               72,592                 75,818
                  Contract land deposits                                36,612                 36,383
                  Other assets                                          21,773                 21,008
                                                                     ---------              ---------
                                                                       392,643                397,278
                                                                     ---------              ---------
              Financial Services:
                  Cash and cash equivalents                              4,549                  3,247
                  Mortgage loans held for sale, net                    106,937                 75,735
                  Mortgage servicing rights, net                         2,070                  6,309
                  Property and equipment, net                              622                    917
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               12,244                 12,788
                  Other assets                                           3,620                  4,891
                                                                     ---------              ---------
                                                                       130,042                103,887
                                                                     ---------              ---------

                      Total assets                                   $ 522,685              $ 501,165
                                                                     =========              =========


                See notes to consolidated financial statements.

                                    NVR, Inc.
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                       JUNE 30, 1997        DECEMBER 31, 1996
                                                       -------------        -----------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS'
  EQUITY

  Homebuilding:
    Accounts payable                                   $     58,407            $    54,894
    Accrued expenses and other liabilities                   85,174                 85,260
    Notes payable                                                83                     86
    Other term debt                                          14,028                 14,043
    Senior notes                                            120,000                120,000
                                                       ------------            -----------
                                                            277,692                274,283
                                                       ------------            -----------
  Financial Services:
    Accounts payable and other liabilities                    8,147                  7,409
    Notes payable                                            99,023                 67,463
                                                       ------------            -----------
                                                            107,170                 74,872
                                                       ------------            -----------
       Total liabilities                                    384,862                349,155
                                                       ------------            -----------
  Commitments and contingencies

  Shareholders' equity:
    Common stock,  $0.01 par value;  60,000,000
      shares authorized 19,938,540 and 19,881,515
      shares issued as of June 30, 1997
      and December 31, 1996, respectively                       199                    199
    Paid-in-capital                                         155,844                157,842
    Retained earnings                                        61,904                 47,098
    Less treasury stock at cost 8,221,540
      and 6,307,108 shares at June 30, 1997
      and December 31, 1996, respectively                   (80,124)               (53,129)
                                                       ------------            -----------

      Total shareholders' equity                            137,823                152,010
                                                       ------------            -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                       $    522,685            $   501,165
                                                       ============            ===========


                See notes to consolidated financial statements.

                                    NVR, Inc.
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                               ------------------------------           ------------------------------
                                                  1997                1996                 1997               1996
                                               ----------         -----------          ----------          ----------
  Homebuilding:
      Revenues                                 $   281,437        $   283,532         $   520,424         $   483,767
      Other income                                     258                120                 767                 525
      Cost of sales                               (242,809)          (245,357)           (450,278)           (419,202)
      Selling, general and administrative          (17,222)           (16,116)            (33,316)            (30,165)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets                         (1,613)            (1,761)             (3,226)             (3,522)
                                               -----------        -----------         -----------         -----------
      Operating income                              20,051             20,418              34,371              31,403
      Interest expense                              (4,264)            (4,240)             (8,321)             (8,400)
                                               -----------        -----------         -----------         -----------
         Homebuilding income                        15,787             16,178              26,050              23,003
                                               -----------        -----------         -----------         -----------

   Financial Services:
      Mortgage banking fees                          6,698              6,819              11,820              12,818
      Interest income                                1,280              1,241               2,363               2,404
      Other income                                     108                 (2)                161                   1
      General and administrative                    (5,737)            (6,108)            (10,766)            (11,930)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets                           (272)              (272)               (544)               (544)
      Interest expense                                (869)              (525)             (1,259)             (1,029)
                                               -----------        -----------         -----------         -----------
        Operating income                             1,208              1,153               1,775               1,720

   Total segment income                             16,995             17,331              27,825              24,723
      Income tax expense                            (7,952)            (8,561)            (13,019)            (12,213)
                                               -----------        -----------         -----------         -----------
   Net Income                                  $     9,043        $     8,770         $    14,806         $    12,510
                                               ===========        ===========         ===========         ===========

   Earnings per share                          $      0.71        $      0.54         $      1.13         $      0.77
                                               ===========        ===========         ===========         ===========



                See notes to consolidated financial statements.

                                            NVR, Inc.
                              Consolidated Statements of Cash Flows
                            (dollars in thousands, except share data)
                                           (unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------------------
                                                                         1997                            1996
                                                                   ---------------                 ---------------
Cash flows from operating activities:
   Net income                                                      $        14,806                 $        12,510
   Adjustments to reconcile net income to
     net cash used by operating activities:
   Depreciation and amortization                                             6,552                           7,368
   Interest accrued and added to bond principal                                  -                             395
   Mortgage loans closed                                                  (646,951)                       (611,023)
   Proceeds from sales of mortgage loans                                   618,062                         603,937
   Gain on sale of mortgage servicing rights                                (1,143)                              -
   Gain on sale of loans                                                    (6,507)                         (7,119)
   Net change in assets and liabilities:
     Increase in inventories                                               (23,054)                        (30,577)
     Increase in receivables                                                (4,930)                         (1,971)
     Increase in accounts payable and accrued expenses                       3,646                           2,879
   Other, net                                                               (1,246)                         (1,053)
                                                                   ---------------                 ---------------

   Net cash used by operating activities                                   (40,765)                        (24,654)
                                                                   ---------------                 ---------------

Cash flows from investing activities:
   Increase in funds held by trustee                                          (347)                         (1,374)
   Proceeds from sales of mortgage-backed securities                        14,419                          17,814
   Purchase of property, plant and equipment                                (1,131)                         (2,026)
   Principal payments on mortgage-backed securities                          1,896                          11,569
   Proceeds from sales of mortgage servicing rights                          9,184                           8,150
   Purchases of mortgage servicing rights                                        -                            (112)
   Other, net                                                                  654                           1,483
                                                                   ---------------                 ---------------
   Net cash provided by investing activities                                24,675                          35,504
                                                                   ---------------                 ---------------
Cash flows from financing activities:
   Redemption of bonds                                                     (15,416)                        (27,562)
   Net borrowings under notes payable                                       31,442                          16,776
   Purchases of treasury stock                                             (29,401)                         (8,551)
   Other, net                                                                  408                              89
                                                                   ---------------                 ---------------
   Net cash used by financing activities                                   (12,967)                        (19,248)

   Net decrease in cash                                                    (29,057)                         (8,398)
   Cash, beginning of the period                                            74,780                          55,567
                                                                   ---------------                 ---------------
   Cash, end of period                                             $        45,723                 $        47,169
                                                                   ===============                 ===============
Supplemental disclosures of cash flow information:
   Interest paid during the period                                 $        10,113                 $        12,324
                                                                   ===============                 ===============
   Income taxes paid, net of refunds                               $         9,799                 $        12,112
                                                                   ===============                 ===============


                See notes to consolidated financial statements.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.       ADOPTION OF NEW ACCOUNTING PRINCIPLE

         During the quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 9 for a discussion of SFAS No. 128, Earnings per Share.


3.       SHAREHOLDERS' EQUITY

         A summary of changes in shareholders' equity is presented below:


                                    Common           Paid-In          Retained      Treasury
                                     Stock           Capital          Earnings        Stock
                                   ---------        ----------       -----------   -----------
BALANCE, DECEMBER 31, 1996         $     199        $  157,842       $    47,098   $   (53,129)

Net income                                 -                 -            14,806             -
Option activity                            -               408                 -             -
Treasury stock purchases                   -                 -                 -       (29,401)
Performance share activity                 -            (2,406)                -         2,406
                                   ---------        ----------       -----------   -----------
BALANCE, JUNE 30, 1997             $     199        $  155,844       $    61,904   $   (80,124)
                                   =========        ==========       ===========   ===========


       During the six months ended June 30, 1997, the Company repurchased approximately 2,087,000 shares of its common stock at an aggregate purchase price of $29,401. Approximately 172,000 of those shares were reissued from the treasury during February 1997 in satisfaction of an employee benefit liability accrued at December 31, 1996. The average cost basis for the shares reissued from the treasury was $13.97 per share. In addition, 60,512 options were exercised during the first half of 1997, with NVR realizing approximately $408 in aggregate equity proceeds.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

4.       Debt

         In June 1997, the Company amended and restated its working capital revolving credit facility (the "Facility") for a three year term expiring on May 31, 2000 under an agreement with a syndicate of financial institutions. The Facility continues to provide for borrowings up to $60,000. The amended Facility resulted in a more favorable borrowing rate and a reduction in certain fees. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1996.

         In June 1997, NVR Mortgage Finance, Inc. ("NVR Finance") renewed its mortgage warehouse facility for two years. The available borrowing limit remained at $105,000. The other terms and conditions are substantially the same as those in effect at December 31, 1996.

         During the quarter ended March 31, 1997, NVR Finance entered into an additional annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral, and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.

Item 2.

                                    NVR, Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and financial services. Holding company general and administrative expenses are fully allocated to the homebuilding and financial services segments in the information presented below.

HOMEBUILDING SEGMENT

Three Months Ended June 30, 1997 and 1996

         During the second quarter of 1997, homebuilding operations generated revenues of $281,437 compared to revenues of $283,532 in the second quarter of 1996. The change in revenues is primarily due to a 4.0% decrease in the number of homes settled from 1,556 in 1996 to 1,494 in 1997, offset by a 3.1% increase in the average settlement price from $181.3 in 1996 to $187.0 in 1997. The decrease in settlements was due to a lower level of unit backlog at March 31, 1997 as compared to the prior March 31. New orders of 2,041 during the second quarter of 1997 were 13.3% higher than the 1,801 new orders generated during the prior 1996 period. The increase in new orders is attributable to the Company's operations outside the Baltimore and Washington markets.

         Gross profit margins in the second quarter of 1997 increased to 13.7% compared to 13.5% for the second quarter of 1996. The increase in gross profit margins was due in part to decreased costs as a result of the milder winter weather conditions in NVR's principal markets during the first quarter of 1997 as compared to the first quarter of 1996, and to the Company's continued focus on controlling construction costs.

         SG&A expenses for the second quarter of 1997 increased $1,106 as compared to the same 1996 period, and as a percentage of revenues increased 0.4%. The increase in SG&A was primarily due to increased costs attributable to market expansion undertaken within the last two years, and to increased selling and marketing expenses caused by more competitive market conditions in certain of the Company's markets.

         Backlog units and dollars were 3,143 and $601,276, respectively, at June 30, 1997 compared to 3,101 and $563,948, respectively, at June 30, 1996. The increase in backlog dollars is primarily due to the 1.4% increase in backlog units, coupled with a 4% increase in average selling prices during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

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

Calculation of EBITDA:

                                                      THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------------
                                                        1997               1996
                                                   -------------       -------------
     Operating income                              $      20,051       $      20,418
     Depreciation                                            861                 685
     Amortization of excess reorganization
       value                                               1,613               1,761
                                                   -------------       -------------
     Homebuilding EBITDA                           $      22,525       $      22,864
                                                   =============       =============
     % of Homebuilding revenues                              8.0%               8.1%


     Homebuilding EBITDA in the second quarter of 1997 was $339 or 1.5% lower than in the second quarter of 1996, and as a percentage of revenue decreased from 8.1% to 8.0%.


FINANCIAL SERVICES SEGMENT

Three Months Ended June 30, 1997 and 1996

         The financial services segment generated operating income of $1,208 for the three months ended June 30, 1997 compared to operating income of $1,153 during the same period in 1996. Loan closings were $349,253 and $321,795 during the respective quarters ending June 30, 1997 and 1996, representing an increase of 9%. This result was achieved despite the continued price competition in the mortgage banking market.

         Mortgage banking fees had a net decrease of $121, representing a 2% decrease when comparing the respective quarters of June 30, 1997 and 1996. Mortgage banking fees in 1997 have been impacted by the higher deferral of loan origination income associated with increased loan inventory. The results have also been impacted by the lower servicing fee income resulting from the decrease in the servicing portfolio, partially offset by the higher gain on sale of servicing rights. A summary of mortgage banking fees for the three month period ended June 30, 1997 and 1996 is noted below:

      Mortgage Banking Fees:                                  1997               1996
                                                         -------------       -------------
           Net gain on sale of loans                     $       3,415       $       3,859
           Servicing                                               511               1,348
           Title services                                        1,629               1,612
           Gain on sale of servicing rights                      1,143                   -
                                                         -------------       -------------
                                                         $       6,698       $       6,819
                                                         =============       =============

         Effective during the second quarter of 1997, the mortgage banking operations sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR's homebuyers. The total servicing portfolio at June 30, 1997 was $189,616 compared with $1,338,256 at June 30, 1996.


HOMEBUILDING SEGMENT

Six Months Ended June 30, 1997 and 1996

         During the first six months of 1997, homebuilding operations generated revenues of $520,424 compared to revenues of $483,767 in the first six months of 1996. The increase in revenues was primarily due to a 5.4% increase in the number of homes settled from 2,663 in 1996 to 2,809 in 1997, and to a 1.9% increase in the average settlement price from $180.8 in 1996 to $184.3 in 1997. New orders increased by 5.9% to 3,486 for the six months ended June 30, 1997 compared with 3,293 for the six months ended June 30, 1996. The increase in new orders is primarily attributable to the Company's operations outside the Baltimore and Washington markets.

         Gross profit margins for the first six months of 1997 increased to 13.5% compared to 13.3% for the six months ended June 30, 1996. The increase in gross profit margins was primarily due to decreased costs as a result of the milder winter weather conditions in NVR's principal markets during the first quarter of 1997 as compared to the first quarter of 1996, and to the Company's continued focus on controlling construction costs.

         SG&A expenses for 1997 increased $3,151 as compared to the same 1996 period, and as a percentage of revenues increased 0.2%. The increase in SG&A was primarily due to increased costs attributable to market expansion undertaken within the last two years, increased revenues as noted above, and to increased selling and marketing expenses caused by more competitive market conditions in certain of the Company's markets.

Calculation of Homebuilding EBITDA:

                                                             SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------------
                                                            1997                     1996
                                                       -------------             -------------
         Operating income                              $      34,371             $      31,403
         Depreciation                                          1,691                     1,403
         Amortization of excess reorganization
           value                                               3,226                     3,522
                                                       -------------             -------------
         Homebuilding EBITDA                           $      39,288             $      36,328
                                                       =============             =============
         % of Homebuilding revenues                              7.5%                      7.5%


         Homebuilding EBITDA for the first six months of 1997 was $2,960 or 8.1% higher than the first six months of 1996, but as a percentage of revenues was unchanged at 7.5%.


FINANCIAL SERVICES SEGMENT

Six Months Ended June 30, 1997 and 1996

         The financial services segment generated operating income of $1,775 for the six months ended June 30, 1997 compared to operating income of $1,720 during the same period in 1996. Loan closings were $646,951 and $611,023 during the respective first halves of 1997 and 1996, representing an increase of 6%.

         Mortgage banking fees had a net decrease of $998, representing an 8% decrease when comparing the respective first halves of 1997 and 1996. Mortgage banking fees in 1997 have been impacted by the higher deferral of loan origination income associated with increased loan inventory. The results have also been impacted by the lower servicing fee income resulting from the decrease in the servicing portfolio, partially offset by the higher gain on sale of servicing rights. A summary of mortgage banking fees is noted below:

         Mortgage Banking Fees:                                    1997                   1996
                                                              -------------           -------------
              Net gain on sale of loans                       $       6,507           $       7,119
              Servicing                                               1,226                   2,807
              Title services                                          2,944                   2,892
              Gain on sale of servicing rights                        1,143                       -
                                                              -------------           -------------
                                                              $      11,820           $      12,818
                                                              =============           =============

         Effective during the second quarter of 1997, the mortgage banking operations sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR's homebuyers.


PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the periods presented on the accompanying statements of income are calculated under the guidance of Opinion No. 15.

              Under SFAS No. 128, EPS data would have been as follows:

                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                               -------------------------------        ------------------------------
                                                  1997                 1996              1997               1996
                                               -----------         -----------        -----------        -----------
        BASIC EPS                              $      0.77         $      0.58        $      1.21        $      0.82
        DILUTED EPS                            $      0.71         $      0.56        $      1.12        $      0.79



LIQUIDITY AND CAPITAL RESOURCES

         NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit facility (the "facility") to fund its working capital needs, under which no amounts were outstanding at June 30, 1997.

         NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $90,348 were outstanding at June 30, 1997.

         During March 1997, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility. There were $8,675 outstanding under all existing repurchase agreements at June 30, 1997.

         The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.

         Other Elements Impacting Liquidity

         During the six months ended June 30, 1997, the Company repurchased approximately 2,087,000 shares of its common stock at an aggregate purchase price of $29,401. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

                                    PART II
                                    -------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
             NVR held its Annual Meeting of Shareholders on May 6, 1997. Two matters were voted upon at the Annual Meeting:

                                                                           VOTES      WITHHELD AUTHORITY
                                         MATTER                             FOR             TO VOTE
                      ---------------------------------------------    -----------    ------------------
                      1.  Election of three directors to serve
                          three year terms:
                             C. Scott Bartlett, Jr.                     11,917,412           26,049
                             William A. Moran                           11,881,648           61,813
                             Richard H. Norair, Sr.                     11,916,948           26,513

                                                                          VOTES          VOTES                          NOT
                                                                           FOR          AGAINST      ABSTENTIONS       VOTED
                                                                       -----------    -----------    -----------    -----------
                      2.  Ratification of appointment of KPMG
                          Peat Marwick LLP as independent auditors
                          for NVR                                       11,918,207          4,574         20,680        457,983


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
-------
                      a.   11.  Computation of Earnings per Share.


                      b.   Financial Data Schedule.


                      c. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION                                       PAGE
-------            -----------                                       ----

11                 Computation of Earnings per Share                  17

27                 Financial Data Schedule                            18

                                   SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 25, 1997                      NVR, Inc.



                                          By: /s/ Paul C. Saville
                                             -----------------------------------
                                                  Paul C. Saville
                                                  Senior Vice President Finance,
                                                  Chief Financial Officer, and
                                                  Treasurer