Form 10-Q
period 1997-09-30
NVR INC
filed 1997-10-31
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

                         Commission file number 1-12378

                                   NVR, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Virginia                               54-1394360
      -------------------------------         ----------------------------
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

As of October 21, 1997 there were 11,294,922 total shares of common stock outstanding.


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
Yes  X       No
   -----       -----

                                    NVR, Inc.
                                    FORM 10-Q
                                      INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I        FINANCIAL INFORMATION
------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1997 (unaudited)
              and December 31, 1996.......................................     3

              Consolidated Statements of Operations for the Three Months
              Ended September 30, 1997 (unaudited) and September 30,
              1996 (unaudited) and the Nine Months Ended September 30,
              1997 (unaudited) and September 30, 1996 (unaudited).........     5

              Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1997 (unaudited) and
              September 30, 1996 (unaudited)..............................     6

              Notes to Consolidated Financial Statements..................     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................     9


PART II       OTHER INFORMATION
-------

Item 6.       Exhibits and Reports on Form 8-K............................    14

              Exhibit Index...............................................    15

              Signature...................................................    16

                                     PART I
                                     ------
Item 1.
-------



                                    NVR, Inc.
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)


ASSETS                                             September 30, 1997  December 31, 1996
                                                   ------------------  -----------------
                                                       (unaudited)
  Homebuilding:
    Cash and cash equivalents                              $ 53,233         $ 71,533
    Receivables                                               9,095            2,927
    Inventory:
      Lots and housing units, covered under
       sales agreements with customers                      157,460          126,456
      Unsold lots and housing units                          38,074           37,940
      Manufacturing materials and other                       5,677            7,297
                                                           --------         --------
                                                            201,211          171,693

    Property, plant and equipment, net                       17,240           17,916
    Reorganization value in excess of amounts
      allocable to identifiable assets, net                  70,979           75,818
    Contract land deposits                                   36,915           36,383
    Other assets                                             21,555           21,008
                                                           --------         --------
                                                            410,228          397,278
                                                           --------         --------
  Financial Services:
    Cash and cash equivalents                                 3,862            3,247
    Mortgage loans held for sale, net                        98,199           75,735
    Mortgage servicing rights, net                            1,892            6,309
    Property and equipment, net                                 612              917
    Reorganization value in excess of amounts
      allocable to identifiable assets, net                  11,972           12,788
    Other assets                                              3,514            4,891
                                                           --------         --------
                                                            120,051          103,887
                                                           --------         --------
       Total assets                                        $530,279         $501,165
                                                           ========         ========



                 See notes to consolidated financial statements.

                                    NVR, Inc.
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                         September 30, 1997    December 31, 1996
                                                         ------------------    -----------------
                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS'
  EQUITY

  Homebuilding:
    Accounts payable                                          $  59,473             $  54,894
    Accrued expenses and other liabilities                       96,718                85,260
    Notes payable                                                    81                    86
    Other term debt                                              14,022                14,043
    Senior notes                                                120,000               120,000
                                                              ---------             ---------
                                                                290,294               274,283
                                                              ---------             ---------
   Financial Services:
     Accounts payable and other liabilities                       8,645                 7,409
     Notes payable                                               90,336                67,463
                                                              ---------             ---------
                                                                 98,981                74,872
                                                              ---------             ---------

         Total liabilities                                      389,275               349,155
                                                              ---------             ---------
   Commitments and contingencies

   Shareholders' equity:
     Common stock, $0.01 par value; 60,000,000
       shares authorized; 19,970,900 and 19,881,515
       shares issued as of September 30, 1997 and
       December 31, 1996, respectively                              200                   199
     Additional paid-in-capital                                 156,092               157,842
     Retained earnings                                           70,910                47,098
     Less treasury stock at cost- 8,475,478
       and 6,307,108 shares at September 30, 1997
       and December 31, 1996, respectively                      (86,198)              (53,129)
                                                              ---------             ---------

       Total shareholders' equity                               141,004               152,010
                                                              ---------             ---------
         Total liabilities and shareholders'
         equity                                               $ 530,279             $ 501,165
                                                              =========             =========


                 See notes to consolidated financial statements.

                                    NVR, Inc.
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                 ----------------------    ----------------------
                                                   1997         1996         1997         1996
                                                 ---------    ---------    ---------    ---------
Homebuilding:
   Revenues                                      $ 316,874    $ 312,658    $ 837,298    $ 796,425
   Other income                                        162          238          929          763
   Cost of sales                                  (272,308)    (270,375)    (722,586)    (689,577)
   Selling, general and administrative             (23,589)     (20,687)     (56,905)     (50,852)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                            (1,613)      (1,761)      (4,839)      (5,283)
                                                 ---------    ---------    ---------    ---------
     Operating income                               19,526       20,073       53,897       51,476
   Interest expense                                 (3,936)      (4,136)     (12,257)     (12,536)
                                                 ---------    ---------    ---------    ---------
     Homebuilding income                            15,590       15,937       41,640       38,940
                                                 ---------    ---------    ---------    ---------

Financial Services:
   Mortgage banking fees                             6,407        6,225       18,227       19,043
   Interest income                                   1,585        1,632        3,948        4,036
   Other income                                        102           10          263           11
   General and administrative                       (5,412)      (6,407)     (16,178)     (18,337)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets                              (272)        (272)        (816)        (816)
   Interest expense                                 (1,074)        (772)      (2,333)      (1,801)
                                                 ---------    ---------    ---------    ---------
     Operating income                                1,336          416        3,111        2,136

Total segment income                                16,926       16,353       44,751       41,076

   Income tax expense                               (7,920)      (8,079)     (20,939)     (20,292)
                                                 ---------    ---------    ---------    ---------

Net Income                                       $   9,006    $   8,274    $  23,812    $  20,784
                                                 =========    =========    =========    =========
Earnings per share:
   Primary                                       $    0.68    $    0.59    $    1.80    $    1.37
                                                 =========    =========    =========    =========
   Fully - diluted                               $    0.66    $    0.59    $    1.70    $    1.37
                                                 =========    =========    =========    =========

                 See notes to consolidated financial statements.

                                   NVR, Inc.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                            Nine Months Ended September 30,
                                                           --------------------------------
                                                              1997                 1996
                                                           -----------          -----------
Cash flows from operating activities:
  Net income                                               $    23,812          $    20,784
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
  Depreciation and amortization                                  9,757                9,236
  Interest accrued and added to bond principal                    --                    446
  Mortgage loans closed                                     (1,043,068)            (949,918)
  Proceeds from sales of mortgage loans                      1,023,509              960,537
  (Gain) loss on sale of mortgage servicing rights              (1,143)               1,104
  Gain on sale of loans                                        (10,904)             (11,531)
  Net change in assets and liabilities:
    Increase in inventories                                    (29,518)              (8,904)
    Decrease (increase) in receivables                          (4,721)                 308
    Increase in accounts payable and accrued expenses           16,340                7,745
  Other, net                                                    (1,390)              (3,917)
                                                           -----------          -----------
  Net cash provided (used) by operating activities             (17,326)              25,890
                                                           -----------          -----------
Cash flows from investing activities:

  Decrease (increase) in funds held by trustee                    (327)                 265
  Proceeds from sales of mortgage-backed securities             15,126               32,722
  Purchase of property, plant and equipment                     (2,108)              (2,890)
  Principal payments on mortgage-backed securities               3,001               14,002
  Proceeds from sales of mortgage servicing rights              11,829               12,316
  Purchases of mortgage servicing rights                          --                   (112)
  Other, net                                                       674                1,771
                                                           -----------          -----------
  Net cash provided by investing activities                     28,195               58,074
                                                           -----------          -----------

Cash flows from financing activities:
  Redemption of bonds                                          (16,431)             (45,800)
  Net borrowings under notes payable                            22,695                 (226)
  Purchases of treasury stock                                  (35,475)             (23,179)
  Other                                                            657                3,314
                                                           -----------          -----------
  Net cash used by financing activities                        (28,554)             (65,891)

  Net increase (decrease) in cash                              (17,685)              18,073
  Cash, beginning of the period                                 74,780               55,567
                                                           -----------          -----------
  Cash, end of period                                      $    57,095          $    73,640
                                                           ===========          ===========


Supplemental disclosures of cash flow information:

  Interest paid during the period                          $    12,141          $    15,996
                                                           ===========          ===========
  Income taxes paid during the period, net of refunds      $    19,753          $    22,362
                                                           ===========          ===========

                See notes to consolidated financial statements.

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                    (dollars in thousands, except share data)

1.      Basis of Presentation

        The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

3.      Shareholders' Equity

        A summary of changes in shareholders' equity is presented below:

                                          Additional
                               Common      Paid-In     Retained    Treasury
                                Stock      Capital     Earnings      Stock
                              ---------   ---------    ---------   ---------
Balance, December 31, 1996    $     199   $ 157,842    $  47,098   $ (53,129)

Net income                           --          --       23,812          --
Option activity                       1         656           --          --
Purchases of treasury stock          --          --           --     (35,475)
Performance share activity           --      (2,406)          --       2,406
                              ---------   ---------    ---------   ---------

Balance, September 30, 1997   $     200   $ 156,092    $  70,910   $ (86,198)
                              =========   =========    =========   =========

        During the nine months ended September 30, 1997, the Company repurchased approximately 2.3 million shares of its common stock at an aggregate purchase price of $35,475. Approximately 172,000 of those shares were reissued from the treasury during February 1997 in satisfaction of an employee benefit liability accrued at December 31, 1996. The average cost basis for the shares reissued from the treasury was $13.97 per share. In addition, approximately 92,900 options were exercised during the first nine months of 1997, with NVR realizing approximately $657 in aggregate equity proceeds.

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                    (dollars in thousands, except share data)

4.      Debt

        In June 1997, the Company amended its working capital revolving credit facility with a syndicate of financial institutions(the "Facility") to provide for a three year term expiring on May 31, 2000. The Facility continues to provide for borrowings up to $60,000. The amended Facility resulted in a more favorable borrowing rate and a reduction in certain fees. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1996.

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

5.      Earning Per Share

      Primary and fully-diluted earnings per share are calculated by dividing net income by the weighted-average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive impact of the assumed exercise of certain outstanding stock options and, in the 1996 period, warrants. Both calculations are made using the modified treasury stock method pursuant to Accounting Principles Board Opinion No. 15, Earnings per Share. Dilution occurs for the three and nine month periods ended September 30, 1997 because the end of period market price for the Company's common stock of $26.00 per share used to calculate the number of common stock equivalents for fully diluted earnings per share was higher than the weighted average stock prices used to calculate common stock equivalents for primary earnings per share. Earnings per share for each of the periods presented is calculated as follows:

                                                    Three Months Ended         Nine Months Ended
                                                    ------------------         -----------------
                                                       September 30               September 30
                                                       ------------               ------------
                                                   1997          1996         1997          1996
                                               ------------  -----------   -----------  ------------
Net income                                     $     9,006   $     8,274   $    23,812  $     20,784
                                               ===========   ===========   ===========  ============

Weighted average shares outstanding                 11,682        13,643        12,051        14,696
Common stock equivalents - primary                   1,531           374         1,205           442
                                               ------------  -----------   -----------  ------------
Weighted average number of shares
    and share equivalents outstanding               13,213        14,017        13,256        15,138
                                               ===========   ===========   ===========  ============
Primary earnings per share                     $      0.68   $      0.59   $      1.80  $       1.37
                                               ===========   ===========   ===========  ============

Weighted average shares outstanding                 11,682        13,643        12,051        14,696
Common stock equivalents - fully-diluted             1,885           374         1,931           442
                                               ------------  -----------   -----------  ------------
Weighted average number of shares and
    share equivalents, assuming full dilution       13,567        14,017        13,982        15,138
                                               ===========   ===========   ===========  ============
Fully diluted earnings per share               $      0.66   $      0.59   $      1.70  $       1.37
                                               ===========   ===========   ===========  ============

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

Homebuilding Segment

Three Months Ended September 30, 1997 and 1996

        During the third quarter of 1997, homebuilding operations generated revenues of $316,874 compared to revenues of $312,658 in the third quarter of 1996. The change in revenues is primarily due to a 2.0% decrease in the number of homes settled from 1,672 in 1996 to 1,639 in 1997 and to a 3.3% increase in the average settlement price from $186.0 in 1996 to $192.1 in 1997. New orders of 1,366 during the third quarter of 1997 increased 41.0% compared with the 969 new orders generated during the same 1996 period. The increase in new orders is attributable to higher sales in the Company's core Baltimore and Washington markets due to an improved interest rate environment in the current period as compared to the prior year third quarter, as well as to sales associated with the Company's expansion markets.

        Gross profit margins in the third quarter of 1997 increased to 14.1% compared to 13.5% for the same 1996 quarter. The increase in gross profit margins from the prior year quarter was primarily due to more favorable market conditions in certain of the Company's markets as compared to the prior year quarter, and continued emphasis on controlling construction costs.

        SG&A expenses for the third quarter of 1997 increased both in dollars and as a percentage of revenues compared to the prior year 1996 quarter. A portion of the increase was due to a non-recurring $1,600 incentive payment earned by the Company's Board of Directors pursuant to the terms of the Company's Plan of Reorganization that became effective on September 30, 1993. Additionally, the increase is also partially attributable to a net quarter to quarter increase in costs associated with certain management incentive plans, as well as to costs incurred to grow the Company's expansion markets to full operational levels.

        Backlog units and dollars were 2,870 and $553,409, respectively, at September 30, 1997 compared to 2,398 and $436,487, respectively, at September 30, 1996. The increase in backlog units and dollars is primarily attributable to a 23% increase in new orders for the six month period ended September 30, 1997 compared to the same 1996 period.

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


Calculation of EBITDA:
                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                      1997               1996
                                                   ----------         -----------
        Operating income                           $   19,526         $    20,073
        Depreciation                                      840                 701
        Amortization of excess reorganization
         value                                          1,613               1,761
        Other non cash expense                          2,000                   -
                                                   ----------         -----------
        Homebuilding EBITDA                        $   23,979         $    22,535
                                                   ==========         ===========
        % of Homebuilding revenues                       7.6%                7.2%

        Homebuilding EBITDA in the third quarter of 1997 was $1,444 or 6.4% higher than in the third quarter of 1996, and as a percentage of revenues increased to 7.6% from 7.2%.


Financial Services Segment

Three Months Ended September 30, 1997 and 1996

        The financial services segment generated operating income of $1,336 for the three months ended September 30, 1997 compared to operating income of $416 during the same period in 1996. Loan closings were $396,117 and $338,895 during the respective quarters ended September 30, 1997 and 1996, representing an increase of 17% in 1997. This result was achieved despite continued price competition in the mortgage banking market.

        Mortgage banking fees had a net increase of $182, representing a 3% increase when comparing the respective quarters of September 30, 1997 and 1996. Mortgage banking fees have been impacted by the lower servicing fee income resulting from the decrease in the servicing portfolio. This has been offset by the lower loss on the sale of servicing rights during the 1997 period. A summary of mortgage banking fees is noted below:


        Mortgage Banking Fees:                        1997            1996
                                                   -----------     -----------
           Net gain on sale of loans               $     4,397     $     4,412
           Servicing                                       244           1,239
           Title services                                1,766           1,678
           Loss on sale of servicing rights                  -         (1,104)
                                                   -----------     -----------
                                                   $     6,407     $     6,225
                                                   ===========     ===========

        Effective during the second quarter of 1997, the mortgage banking operations sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR's homebuyers. The total servicing portfolio at September 30, 1997 was $180,327 compared with $583,964 at September 30, 1996.

Homebuilding Segment

Nine Months Ended September 30, 1997 and 1996

        During the first nine months of 1997, homebuilding operations generated revenues of $837,298 compared to revenues of $796,425 in the first nine months of 1996. The increase in revenues was primarily due to a 2.6% increase in the number of homes settled from 4,335 in 1996 to 4,448 in 1997, and to a 2.4% increase in the average settlement price from $182.8 in 1996 to $187.1 in 1997. New orders increased by 13.8% to 4,852 during the first nine months of 1997 compared with 4,262 during the first nine months of 1996. The increase in new orders is attributable to higher sales in the Company's core Baltimore and Washington markets due to an improved interest rate environment in the current period as compared to the prior nine month period, as well as to sales associated with the Company's expansion markets.

        Gross profit margins increased to 13.7% in the first nine months of 1997 compared to 13.4% in the first nine months of 1996. The increase in gross profit margins from the prior year was primarily attributable to more favorable market conditions in certain of the Company's markets, fewer additional weather-related costs incurred in the construction of homes as a result of mild winter weather conditions in NVR's principal markets in the first quarter of 1997 as compared to the first quarter of 1996 and continued emphasis on controlling construction costs.

        SG&A expenses for the nine month period ending September 30, 1997 increased both in dollars as well as a percentage of revenues compared to the prior year 1996 period. A portion of the increase was due to a non-recurring $1,600 incentive payment earned by the Company's Board of Directors pursuant to the terms of the Company's Plan of Reorganization that became effective on September 30, 1993. Additionally, the increase is also attributable to a net period to period increase in costs associated with certain management incentive plans, increased costs that correspond to the aforementioned increase in revenues, and costs incurred to grow the Company's expansion markets to full operational levels.

        The Company's executive officers and certain other key management personnel participate in the 1994 Management Incentive Plan (the "Plan"), a variable stock award plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization. Approximately one-third of the 1,089,200 total shares granted under the Plan are eligible to vest on December 31, 1997 if certain full year earnings targets are met or exceeded. Because the Plan qualifies as a variable plan pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees, the current year expense, if earned, will be based on the closing price of NVR common stock as quoted on the American Stock Exchange on December 31, 1997. There are approximately 200,000 more shares eligible for vesting in the current year under the Plan than were available under a similar plan expensed in 1996. Because of the increased number of shares available for vesting under the Plan, and based upon the significant appreciation in the market price of NVR's common stock during the third quarter of 1997, the additional non-cash expense, if fully earned, associated with this Plan in the fourth quarter of 1997 could be significantly greater than the amounts expensed under the similar plan in the fourth quarter of 1996. As of September 30, 1997 the Company has accrued approximately $3,000 associated with the Plan.


Calculation of Homebuilding EBITDA:
                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                        1997               1996
                                                     ----------         -----------
        Operating income                             $   53,897         $    51,476
        Depreciation                                      2,531               2,104
        Amortization of excess reorganization
         value                                            4,839               5,283
        Other non-cash expense                            3,000                   -
                                                     ----------         -----------
        Homebuilding EBITDA                          $   64,267         $    58,863
                                                     ==========         ===========
        % of Homebuilding revenues                         7.7%                7.4%

        Homebuilding EBITDA for the first nine months of 1997 was $5,404 or 9.2% higher than the first nine months of 1996, and as a percentage of revenues increased to 7.7% from 7.4%.

Financial Services Segment

Nine Months Ended September 30, 1997 and 1996

        The financial services segment generated operating income of $3,111 for the nine months ended September 30, 1997 compared to operating income of $2,136 during the same period in 1996. Loan closings were $1,043,068 and $949,918 during the respective nine month periods in 1997 and 1996, representing an increase of 10%.

        Mortgage banking fees had a net decrease of $816, representing a 4% decrease when comparing the respective nine month periods of 1997 and 1996. This decrease can be primarily attributed to the lower servicing fee income resulting from the decrease in the servicing portfolio, partially offset by the higher gain on sale of servicing rights and the lower gain on sale of loans resulting from continued price competition in the mortgage banking market. A summary of mortgage banking fees is noted below:


        Mortgage Banking Fees:                        1997            1996
                                                   -----------     -----------
           Net gain on sale of loans               $    10,904     $    11,531
           Servicing                                     1,470           4,046
           Title services                                4,710           4,570
           Gain/(loss) on sale of servicing rights       1,143         (1,104)
                                                   -----------     -----------
                                                   $    18,227     $    19,043
                                                   ===========     ===========

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


Pending Adoption of New Accounting Principles

        In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the periods presented on the accompanying statements of income are calculated under the guidance of Opinion No. 15.


           Under SFAS No. 128, EPS data would have been as follows:

                                     Three Months Ended Sept.  30,      Nine Months Ended Sept.  30,
                                    ----------------------------------------------------------------
                                       1997               1996           1997             1996
                                    -----------       ------------   -------------   --------------
       Basic EPS                      $    0.77       $       0.61     $      1.98     $       1.41
       Diluted EPS                    $    0.68       $       0.58     $      1.80     $       1.36

        In June 1997, the FASB also issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on the nature of the Company's operations, Management does not expect that, upon adoption of SFAS No. 130, future reported comprehensive income will differ materially from future reported net income. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Adoption of SFAS No. 131 will have no impact on the Company's results of operations or financial condition.

Liquidity and Capital Resources

        NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit facility (the "facility") to fund its working capital needs, under which there were no amounts outstanding at September 30, 1997.

        NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $80,262 was outstanding at September 30, 1997.

        During March 1997, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral, and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility. There was $10,074 outstanding under all existing repurchase agreements at September 30, 1997.

        The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near term cash requirements for working capital in both its homebuilding and mortgage banking operations.


Other Elements Impacting Liquidity

        Subsequent to September 30, 1997, NVR Fox Ridge, Inc. ("Fox Ridge"), a wholly owned subsidiary of NVR Homes, Inc., itself an NVR wholly owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading builder in Nashville, Tennessee. In addition to Fox Ridge assuming approximately $11,000 of FRH's construction debt plus certain other liabilities, Fox Ridge paid to FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note carries terms for interest at a rate tied to NVR's revolving credit facility, and will be paid in three annual installments on October 31, 1998, 1999, and 2000, including accrued interest.

        During the nine months ended September 30, 1997, the Company repurchased approximately 2.3 million shares of its common stock at an aggregate purchase price of $35,475 . The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

Forward-Looking Statements

        Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, certain conditions in financial markets and other factors over which the Company has little or no control.


                                    Part II
                                    -------

        Item 6.   Exhibits and Reports on Form 8-K
        -------
                  a. 11.  Computation of Earnings per Share.

                  b. 27.  Financial Data Schedule.

                  c. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                  Exhibit Index

Exhibit
Number            Description                                           Page
------            ---------------------------------                     ----

11                Computation of Earnings per Share                       17

27                Financial Data Schedule                                 18

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 31, 1997                  NVR, Inc.,



                                  By: /s/ Paul C. Saville
                                     --------------------
                                      Paul C. Saville
                                      Senior Vice President Finance and
                                      Chief Financial Officer