Form 10-Q/A
period 1997-03-31
NVR INC
filed 1998-02-24
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QA

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                        Commission file number 1-12378

                                      NVR, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Virginia                                        54-1394360
--------------------------------                ------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No_____
                                       ------

As of April 16, 1997, there were 11,850,654 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X     No ___
                          ------

                                   NVR, INC.
                                  FORM 10-QA
                                     INDEX
             =====================================================

                                                                                       Page
                                                                                       ----
     PART I    FINANCIAL INFORMATION
     ------

     Item 1.   NVR, Inc. Consolidated Financial Statements
               -------------------------------------------
               Consolidated Balance Sheets at March 31, 1997
               (unaudited) and December 31, 1996.........................................    4
               Consolidated Statements of Income for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................    6
               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................    7
               Notes to Consolidated Financial Statements................................    8

               NVR Homes, Inc. Consolidated Financial Statements
               -------------------------------------------------
               Consolidated Balance Sheets at March 31, 1997
               (unaudited) and December 31, 1996.........................................   10
               Consolidated Statements of Income for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   11
               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   12
               Notes to Consolidated Financial Statements................................   13

               NVR Financial Services, Inc. Consolidated Financial Statements
               --------------------------------------------------------------
               Consolidated Balance Sheets at March 31, 1997
               (unaudited) and December 31, 1996.........................................   14
               Consolidated Statements of Income for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   15
               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   16
               Notes to Consolidated Financial Statements................................   17

               RVN, Inc. Financial Statements
               ------------------------------
               Balance Sheets at March 31, 1997
               (unaudited) and December 31, 1996.........................................   18
               Statements of Income for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   18
               Statements of Cash Flows for the Three
               Months Ended March 31, 1997 (unaudited) and
               March 31, 1996 (unaudited)................................................   19
               Notes to Financial Statements.............................................   20

                                   NVR, INC.
                                  FORM 10-QA
                                INDEX-CONTINUED
             =====================================================

                                                                    Page
                                                                    ----
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............    21

     PART II   OTHER INFORMATION
     -------

     Item 6.   Exhibits and Reports on Form 8-K..................    26

               Exhibit Index.....................................    27

               Signature.........................................    28

                                    PART I
                                    ------
ITEM 1.
-------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                          MARCH 31, 1997  DECEMBER 31, 1996
                                          --------------  -----------------
ASSETS                                     (unaudited)
  HOMEBUILDING:
    Cash and cash equivalents                 $ 53,299         $ 71,533
    Receivables                                  5,902            2,927
    Inventory:
      Lots and housing units, covered under
       sales agreements with customers         127,866          126,456
      Unsold lots and housing units             38,013           37,940
      Manufacturing materials and other          4,848            7,297
                                              --------         --------
                                               170,727          171,693

    Property, plant and equipment, net          17,734           17,916
    Reorganization value in excess of amounts
      allocable to identifiable assets, net     74,205           75,818
    Contract land deposits                      36,310           36,383
    Other assets                                21,131           21,008
                                              --------         --------
                                               379,308          397,278
                                              --------         --------
  FINANCIAL SERVICES:
    Cash and cash equivalents                    3,960            3,247
    Mortgage loans held for sale, net           91,510           75,735
    Mortgage servicing rights, net               6,266            6,309
    Property and equipment, net                    738              917
    Reorganization value in excess of amounts
      allocable to identifiable assets, net     12,516           12,788
    Other assets                                 4,535            4,891
                                              --------         --------
                                               119,525          103,887
                                              --------         --------

      TOTAL ASSETS                            $498,833         $501,165
                                              ========         ========

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                        MARCH 31, 1997    DECEMBER 31, 1996
                                        ----------------  ------------------
                                          (unaudited)
LIABILITIES AND SHAREHOLDERS'
  EQUITY

  HOMEBUILDING:
    Accounts payable                              $ 50,346      $ 54,894
    Accrued expenses and other liabilities          85,528        85,260
    Notes payable                                       85            86
    Other term debt                                 14,036        14,043
    Senior notes                                   120,000       120,000
                                                  --------      --------
                                                   269,995       274,283
                                                  --------      --------
  FINANCIAL SERVICES:
    Accounts payable and other liabilities           7,211         7,409
    Notes payable                                   86,955        67,463
                                                  --------      --------
                                                    94,166        74,872
                                                  --------      --------

     Total liabilities                             364,161       349,155
                                                  --------      --------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
    Common stock, $0.01 par value; 60,000,000
     shares authorized; 19,934,130 and 19,881,515
     shares issued as of March 31, 1997 and
     December 31, 1996, respectively                   199           199
    Paid-in-capital                                155,810       157,842
    Retained earnings                               52,861        47,098
    Less treasury stock at cost- 7,812,810 and
     6,307,108 at March 31, 1997 and
     December 31, 1996, respectively               (74,198)      (53,129)
                                                  --------      --------
     Total shareholders' equity                    134,672       152,010
                                                  --------      --------
       TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                     $498,833      $501,165
                                                  ========      ========


                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)



                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 MARCH 31, 1997        MARCH 31,1996
                                               -------------------  -------------------
     HOMEBUILDING:
       Revenues                                         $ 238,987            $ 200,235
       Other income                                           509                  405
       Cost of sales                                     (207,469)            (173,845)
       Selling, general and administrative                (16,094)             (14,049)
       Amortization of reorganization value
        in excess of amounts allocable to
        indentifiable assets                               (1,613)              (1,761)
                                                        ---------            ---------
       Operating income                                    14,320               10,985
       Interest expense                                    (4,057)              (4,160)
                                                        ---------            ---------
         Homebuilding income                               10,263                6,825
                                                        ---------            ---------

     FINANCIAL SERVICES:
       Mortgage banking fees                                5,122                5,999
       Interest income                                      1,083                1,163
       Other income                                            53                    3
       General and administrative                          (5,029)              (5,822)
       Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets                                  (272)                (272)
       Interest expense                                      (390)                (504)
                                                        ---------            ---------
        Operating income                                      567                  567
                                                        ---------            ---------

     TOTAL SEGMENT INCOME                                  10,830                7,392

       Income tax expense                                  (5,067)              (3,652)
                                                        ---------            ---------

       Net income                                       $   5,763            $   3,740
                                                        =========            =========

     EARNINGS PER SHARE                                 $    0.42            $    0.24
                                                        =========            =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          MARCH 31, 1997        MARCH 31,1996
                                                        -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                     $   5,763        $   3,740
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                                      3,286            3,748
 Interest accrued and added to bond principal                           -              346
 Mortgage loans closed                                           (297,698)        (289,228)
 Proceeds from sales of mortgage loans                            282,630          302,564
 Gain on sale of loans                                             (3,092)          (3,260)
 Net change in assets and liabilities:
  Decrease/(increase) in inventories                                  966          (19,336)
  Decrease/(increase) in receivables                               (2,663)             500
  Decrease in accounts payable and accrued expenses                (4,634)          (5,278)
 Other, net                                                             -           (1,650)
                                                                ---------        ---------

Net cash used by operating activities                             (15,442)          (7,854)
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sales of mortgage-backed securities                  6,910                -
 Purchase of property, plant and equipment                           (684)            (901)
 Principal payments on mortgage-backed securities                   1,013            5,529
 Proceeds from sales of mortgage servicing rights                   2,102            5,442
 Purchases of mortgage servicing rights                                 -              (85)
 Other, net                                                          (712)          (2,500)
                                                                ---------        ---------

 Net cash provided by investing activities                          8,629            7,485
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Decrease in other term debt                                          (57)             (52)
 Redemption of bonds                                               (7,042)          (3,622)
 Net borrowings (repayments) under notes payable                   19,492           (6,382)
 Purchase of treasury stock                                       (23,475)               -
 Other, net                                                           374               89
                                                                ---------        ---------

 Net cash used by financing activities                            (10,708)          (9,967)
                                                                ---------        ---------

 Net decrease in cash                                             (17,521)         (10,336)
 Cash, beginning of the period                                     74,780           55,567
                                                                ---------        ---------

 Cash, end of period                                            $  57,259        $  45,231
                                                                =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                                $   1,387        $   2,443
                                                                =========        =========
 Income taxes paid, net of refunds                              $     161        $   4,354
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

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 for a discussion of SFAS No. 128, Earnings per Share.

3.   SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is presented below:

                              COMMON   PAID-IN   RETAINED   TREASURY
                              STOCK    CAPITAL   EARNINGS    STOCK
                              ------  ---------  --------  ----------
BALANCE, DECEMBER 31, 1996      $199  $157,842    $47,098   $(53,129)

Net income                         -         -      5,763          -
Option activity                    -       374          -          -
Treasury Stock purchases           -         -          -    (23,475)
Performance share activity         -    (2,406)         -      2,406
                              ------  --------    -------   --------
BALANCE, MARCH 31, 1997         $199  $155,810    $52,861   $(74,198)
                              ======  ========    =======   ========

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

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                          MARCH 31, 1997     DECEMBER 31, 1996
                                         ---------------     -----------------
ASSETS                                     (unaudited)

          Cash and cash equivalents          $ 53,274            $ 71,471
          Receivables                           6,408               3,247
          Inventory:
           Lots and housing units,
            covered under
            sales agreements with
             customers                        127,866             126,456
           Unsold lots and housing
            units                              38,013              37,940
           Manufacturing materials
            and other                           4,848               7,297
                                             --------            --------
                                              170,727             171,693

          Property, plant and
           equipment, net                      10,192              10,272
          Reorganization value in excess
           of amounts allocable to
           identifiable assets, net            74,205              75,818
          Contract land deposits               36,310              36,383
          Other assets                         18,029              18,058
                                             --------            --------
            TOTAL ASSETS                     $369,145            $386,942
                                             ========            ========

     LIABILITIES AND SHAREHOLDER'S
       EQUITY

          Accounts payable                   $ 49,663            $ 54,325
          Accrued expenses and other
           liabilities                         54,633              75,451
          Advances from affiliates,
           net                                112,603             107,896
          Other term debt                       5,803               5,859
                                             --------            --------
            TOTAL LIABILITIES                 222,702             243,531

       SHAREHOLDER'S EQUITY:
          Common stock, $0.01 par
           value; 100
           shares authorized; 100
            shares
           issued and outstanding                   -                   -
          Additional paid-in capital           94,688              94,688
          Retained earnings                    51,755              48,723
                                             --------            --------
           Total shareholder's equity         146,443             143,411
                                             --------            --------
              TOTAL LIABILITIES AND
               SHAREHOLDER'S EQUITY          $369,145            $386,942
                                             ========            ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                          THREE MONTHS     THREE MONTHS
                                              ENDED            ENDED
                                         MARCH 31, 1997   MARCH 31, 1996
                                         ---------------  ---------------
REVENUES:
Homebuilding revenues                          $238,987         $200,235
Other income                                        509              399
                                               --------         --------
 Total revenues                                 239,496          200,634


EXPENSES:
 Cost of sales                                  207,469          173,845
 Interest expense-external                          333              428
 Interest expense-affiliates                      3,669            3,669
 Selling, general and administrative             20,357           13,971
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                    1,613            1,761
                                               --------         --------
 Total expenses                                 233,441          193,674

Income before income tax expense                  6,055            6,960
Income tax expense                               (3,023)          (3,383)
                                               --------         --------

NET INCOME                                     $  3,032         $  3,577
                                               ========         ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                      MARCH 31, 1997   MARCH 31, 1996
                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  3,032         $  3,577
Adjustments to reconcile net income
  to net cash used by operating activities:
Depreciation and amortization                                  2,325            2,451
Net change in assets and liabilities:
  Decrease (increase) in inventories                             966          (19,336)
  Increase in receivables                                     (3,161)             (40)
  Decrease in accounts payable and accrued liabilities       (25,480)         (15,232)
Other, net                                                        63           (1,575)
                                                            --------         --------

Net cash used by operating activities                        (22,255)         (30,155)
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                         (594)          (1,036)
Proceeds from sale of property,
  plant & equipment                                                1               21
                                                            --------         --------
Net cash used by investing
  activities                                                    (593)          (1,015)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates                           4,707           21,480
Principal repayments of term debt                                (56)             (52)
                                                            --------         --------
Net cash provided by financing activities                      4,651           21,428
                                                            --------         --------

Net decrease in cash                                         (18,197)          (9,742)
Cash, beginning of the period                                 71,471           51,911
                                                            --------         --------

Cash, end of period                                         $ 53,274         $ 42,169
                                                            ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid during the period                           $  3,955         $  3,969
                                                            ========         ========
  Taxes paid during the period (net of refunds)             $ 17,023         $ 15,135
                                                            ========         ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries. Homes is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations. The statements are provided pursuant to Homes' status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

     During the quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                          MARCH 31,   DECEMBER 31,
                                                             1997         1996
                                                          ----------  -------------
                                                          (unaudited)
ASSETS

    FINANCIAL SERVICES:
        Cash and cash equivalents                          $  3,960       $  3,247
        Receivables                                           3,085          3,596
        Mortgage loans held for sale, net                    91,510         75,735
        Property and equipment, net                             738            917
        Real estate acquired through foreclosure                660            538
        Mortgage servicing rights, net                        6,266          6,309
        Reorganization value in excess of amount
         allocable to identifiable assets, net               12,516         12,788
        Other assets                                            780            753
                                                           --------       --------
                                                            119,515        103,883
    LIMITED-PURPOSE FINANCING SUBSIDIARIES:
        Mortgage-backed securities, net                      30,181         37,294
        Funds held by trustee                                 1,330            557
        Receivables                                             471            548
        Other assets                                            508            840
                                                           --------       --------
                                                             32,490         39,239
                                                           --------       --------
            TOTAL ASSETS                                   $152,005       $143,122
                                                           ========       ========
    LIABILITIES AND SHAREHOLDER'S EQUITY

    FINANCIAL SERVICES:
        Accounts payable                                   $  5,478       $  3,480
        Accrued expenses and other liabilities                2,345          4,286
        Due to affiliates                                     1,183          1,173
        Notes payable                                        86,955         67,463
                                                           --------       --------
                                                             95,961         76,402
    LIMITED-PURPOSE FINANCING SUBSIDIARIES:
        Accrued expenses and other liabilities                  999            771
        Bonds payable, net                                   31,481         38,464
                                                           --------       --------
                                                             32,480         39,235
                                                           --------       --------
            TOTAL LIABILITIES                               128,441        115,637

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDER'S EQUITY:
        Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                          -              -
        Additional paid-in capital                           24,685         28,711
        Retained deficit                                     (1,121)        (1,226)
                                                           --------       --------
            Total shareholder's equity                       23,564         27,485
                                                           --------       --------

            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $152,005       $143,122
                                                           ========       ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                             THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                            MARCH 31, 1997   MARCH 31, 1996
                                            ---------------  ---------------
FINANCIAL SERVICES:
  Interest income                               $ 1,083          $ 1,162
  Gain on sales of mortgage loans                 3,092            3,260
  Servicing fees                                    715            1,459
  Title fees                                      1,315            1,280
  Other, net                                         50                1
                                                -------          -------
    Total revenues                                6,255            7,162
                                                -------          -------

  Interest expense                                 (390)            (504)
  Interest on advances from affiliates             (328)            (135)
  General and administrative                     (4,872)          (5,293)
  Amortization of mortgage servicing rights        (157)            (529)
  Amortization of reorganization
    value in excess of amounts
    allocable to identifiable assets               (272)            (272)
                                                -------          -------
    Total expenses                               (6,019)          (6,733)
                                                -------          -------

      Operating income                              236              429

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
  Interest income                                   596            2,152
  Interest expense                                 (545)          (2,105)
  Other, net                                        (48)             (44)
                                                -------          -------
      Operating income                                3                3
                                                -------          -------

TOTAL OPERATING INCOME                              239              432

Income tax expense                                 (134)            (450)
                                                -------          -------

NET INCOME (LOSS)                               $   105          $   (18)
                                                =======          =======

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                            THREE MONTHS     THREE MONTHS
                                                                ENDED            ENDED
                                                           MARCH 31, 1997   MARCH 31, 1996
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $     105        $     (18)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Accretion of net discount on mortgage-backed securities           (63)            (100)
  Amortization                                                      537              886
  Gain on sales of loans                                         (3,092)          (3,260)
  Mortgage loans closed                                        (297,698)        (289,228)
  Proceeds from sales of mortgage loans                         282,630          302,564
  Interest accrued and added to bond principal                        -              346
  Other, net                                                        586           (2,571)
                                                              ---------        ---------
  Net cash provided by (used in) operating activities           (16,995)           8,619
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in funds held by trustee                     (773)          (2,712)
  Principal payments on mortgage-backed securities                1,013            5,529
  Proceeds from sales of mortgage-backed securities               6,910                -
  Purchases of office facilities and equipment                      (25)             (60)
  Proceeds from sales of mortgage servicing rights                2,102            5,442
  Purchases of mortgage servicing rights                              -              (85)
  Other, net                                                         47              191
                                                              ---------        ---------
  Net cash provided by investing activities                       9,274            8,305
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                           19,492           (6,382)
  Redemption of bonds                                            (7,042)          (3,622)
  Return of capital/dividend to parent                           (4,026)          (6,000)
  Change in due to affiliates                                        10           (1,514)
                                                              ---------        ---------

  Net cash provided by (used in) financing activities             8,434          (17,518)
                                                              ---------        ---------

Net increase (decrease) in cash                                     713             (594)
Cash, beginning of period                                         3,247            3,656
                                                              ---------        ---------

Cash, end of period                                           $   3,960        $   3,062
                                                              =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                               $   1,167        $   2,035
                                                              =========        =========
Taxes paid during the period, net of refunds                  $     (79)       $     402
                                                              =========        =========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company") and its subsidiaries. NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations. The statements are provided pursuant to NVRFS' status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

     During the quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                                          ADDITIONAL
                                    COMMON     PAID-IN     RETAINED       TOTAL
                                    STOCK      CAPITAL     (DEFICIT)     EQUITY
                                    ------      -------    ---------      ------
BALANCE, DECEMBER 31, 1996          $    -      $28,711   $(1,226)      $27,485

  Return of capital                      -       (4,026)        -        (4,026)
  Net income                             -            -       105           105
                                    ------      -------   -------       -------
BALANCE, MARCH 31, 1997             $    -      $24,685   $(1,121)      $23,564
                                    ======      =======   =======       =======

4.   DEBT

     During the quarter ended March 31, 1997, NVR Mortgage Finance, Inc. ("NVR Finance"), a wholly owned subsidiary of NVRFS, entered into an additional annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVRFS's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.

                                   RVN, INC.
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                     MARCH 31,  DECEMBER 31,
                                                       1997         1996
                                                     ---------  ------------
                                                     (unaudited)
ASSETS
   Cash and cash equivalents                            $   25        $   62
   Royalty receivable                                    1,626         1,441
                                                        ------        ------
     TOTAL ASSETS                                       $1,651        $1,503
                                                        ======        ======

LIABILITIES AND SHAREHOLDER'S EQUITY

   Accounts payable and accrued expenses                $  569        $  530

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
   Common stock, $1 par value; 3,000 shares
     authorized; 1,000 shares issued and outstanding         1             1
   Additional paid-in capital                               64            64
   Retained earnings                                     1,017           908
                                                        ------        ------
     Total shareholder's equity                          1,082           973
                                                        ------        ------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $1,651        $1,503
                                                        ======        ======

                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                                        THREE           THREE
                                                        MONTHS         MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                         1997           1996
                                                      ----------      ---------
REVENUES:
Royalty revenue                                         $ 4,548           $   -
Other income                                                  3               -
                                                        -------       ---------
                                                          4,551               -

EXPENSES:
   General and administrative                               (14)              -
                                                        -------       ---------

Income before income tax expense                          4,537               -
Income tax expense                                       (1,588)              -
                                                        -------       ---------

NET INCOME                                              $ 2,949           $   -
                                                        =======       =========

                       See notes to financial statements

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                          THREE MONTHS     THREE MONTHS
                                                              ENDED           ENDED
                                                         MARCH 31, 1997   MARCH 31, 1996
                                                         ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 2,949         $      -
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Increase in royalty receivables                                (185)               -
  Increase in accounts payable and accrued liabilities             39                -
                                                              -------         --------
  Net cash provided by operating activities                     2,803                -
                                                              -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to parent                                           (2,840)               -
                                                              -------         --------

  Net cash used by financing activities                        (2,840)               -
                                                              -------         --------

Net decrease in cash                                              (37)               -
Cash, beginning of period                                          62                -
                                                              -------         --------

Cash, end of period                                           $    25         $      -
                                                              =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                               $     -         $      -
                                                              =======         ========
Taxes paid during the period, net of refunds                  $ 1,524         $      -
                                                              =======         ========

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     NVR capitalized RVN on October 1, 1996. As such, there is no financial information to report for the quarter ended March 31, 1996.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

     During the quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                        ADDITIONAL
                                 COMMON  PAID-IN   RETAINED
                                 STOCK   CAPITAL   EARNINGS
                                 ------  -------  -----------
BALANCE, DECEMBER 31, 1996           $1      $64     $   908

  Net income                          -        -       2,949
  Dividend to parent                  -        -      (2,840)
                                 ------  -------     -------
BALANCE, MARCH 31, 1997              $1      $64     $ 1,017
                                 ======  =======     =======

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-QA, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, certain conditions in financial markets and other factors over which the Company has little or no control.

NVR, INC. CONSOLIDATED
----------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

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

CALCULATION OF HOMEBUILDING EBITDA:

                                                          THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------------
                                                          1997                      1996
                                                   ---------------------          -----------
          Operating income                                   $14,320              $10,985
          Depreciation                                           830                  718
          Amortization of excess reorganization
               value                                           1,613                1,761
                                                             -------              -------
          HOMEBUILDING EBITDA                                $16,763              $13,464
                                                             =======              =======
               % OF HOMEBUILDING REVENUES                        7.0%                 6.7%
                                                             =======              =======

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

          Mortgage banking fees decreased $877, or 15%, when comparing the respective quarters of March 31, 1997 and 1996. This decrease is attributed to the lower servicing fee income resulting from the decrease in the servicing portfolio. The total servicing portfolio at March 31, 1997 was $570,955 compared with $1,385,580 at March 31, 1996. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:        1997     1996
                             -------  -------
Net gain on sale of loans     $3,092   $3,260
Servicing                        715    1,459
Title services                 1,315    1,280
                              ------   ------
                              $5,122   $5,999
                              ======   ======

          Subsequent to March 31, 1997, the mortgage banking operations began the sale of its remaining mortgage servicing portfolio. The sale of the remaining mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR and other homebuyers.

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

          The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

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

NVR HOMES, INC. CONSOLIDATED
----------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

          During the first quarter of 1997, Homes generated revenues of $238,987 compared to revenues of $200,235 in the first quarter of 1996. The change in revenues was due primarily to an 18.8% increase in the number of homes settled from 1,107 units in 1996 to 1,315 units in 1997. The increase in settlements is attributed to the mild winter weather that was experienced in most of the Company's markets in the current year quarter as compared to the prior year quarter. New orders for the 1997 period of 1,445 were comparable to the 1,492 new orders generated in the first quarter ended March 31, 1996.

          Gross profit margins were 13.2% in each of the quarters ended March 31, 1997 and 1996. SG&A expenses for the first quarter of 1997 increased $6,386 from the first quarter of 1996, and as a percentage of revenues increased to 8.5% in 1997 from 7.0% in 1996. The dollar increase in SG&A is partially due to increased costs that correspond to the aforementioned increase in revenues. Further, beginning on October 1, 1996, Homes incurs royalty expenses for use of the Ryan Homes and NVHomes tradenames based on a percentage of settlement
revenues.   The tradenames are owned by RVN, Inc., a subsidiary of NVR.  During the quarter ended March 31, 1997, Homes incurred royalty expenses totaling
$4,548.

          Backlog units and dollars were 2,596 and $496,993, respectively, at March 31, 1997 compared to 2,856 and $519,704, respectively, at March 31, 1996. The decrease in backlog units and dollars is primarily attributable to the 18.8% increase in the number of homes settled in the current quarter as compared to the same 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

          Homes generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The Company has available a $60,000 Working Capital Revolving Credit agreement to fund its working capital needs, under which no amounts were borrowed during the first quarter of 1997. The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its homebuilding operations.

NVR FINANCIAL SERVICES, INC. CONSOLIDATED
-----------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.

          NVRFS generated operating income of $239 and $432 for the three months ended March 31, 1997 and 1996, respectively. Loan closings were $297,698 and $289,228 during the respective quarters ended March 31, 1997 and 1996, representing an increase of 3%.

          Mortgage banking fees decreased $877, or 15%, when comparing the respective quarters of March 31, 1997 and 1996. This decrease is attributed to the lower servicing fee income resulting from the decrease in the servicing portfolio. The total servicing portfolio at March 31, 1997 was $570,955 compared with $1,385,580 at March 31, 1996. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:        1997     1996
                             -------  -------
Net gain on sale of loans     $3,092   $3,260
Servicing                        715    1,459
Title services                 1,315    1,280
                              ------   ------
                              $5,122   $5,999
                              ======   ======

     The decrease in mortgage banking fees was partially offset by a current period reduction in G&A expenses of $421 as compared to the prior period quarter. The decrease was attributable to the reduction in the servicing portfolio in the third quarter of 1996, resulting in lower servicing administrative expenses in the current period, and to improvement in the efficiency of the mortgage banking operations. Further, expenses related to the amortization of mortgage servicing rights decreased $372 as compared to the prior period also due to the servicing portfolio reduction.

          Subsequent to March 31, 1997, NVRFS began the sale of its core remaining mortgage servicing portfolio. The sale of the remaining mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR and other homebuyers.

LIQUIDITY AND CAPITAL RESOURCES

          NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") is currently engaged in discussions to renew its mortgage warehouse facility, which expires in the second quarter of 1997, and expects to have a new agreement in place prior to the original agreement's expiration date.

          During the quarter ended March 31, 1997, NVR Finance entered into an additional annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVRFS's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility.

          The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its mortgage banking operations.

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          On October 1, 1996, NVR, Inc. ("NVR") capitalized RVN, Inc. ("RVN"), a Delaware holding company, with $65 in cash and the Ryan Homes and NVHomes tradenames (the "Tradenames"). Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. ("Homes"), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Tradenames to market homes. RVN earns 100% of its revenue from Homes. RVN earned royalty revenues of $4,548 during the quarter ended March 31, 1997, and has no significant other income or general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

          RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended March 31, 1997, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.


                                    PART II
                                    -------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------

               a.  11.  Computation of Earnings per Share.

               b.  27.  Financial Data Schedule.

               c. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                 EXHIBIT INDEX
EXHIBIT
NUMBER     DESCRIPTION                        PAGE
------     ---------------------------------  ----

11         Computation of Earnings per Share    29

27         Financial Data Schedule              30

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 24, 1998                   NVR, Inc.



                                    By: /s/ Paul C. Saville
                                        ---------------------
                                        Paul C. Saville
                                        Senior Vice President Finance and
                                        Chief Financial Officer