Form 10-Q/A
period 1997-06-30
NVR INC
filed 1998-02-24
CIK 906163

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

                         Commission file number 1-12378

                                   NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                                        54-1394360
            --------                                        ----------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X      No ______
                        ------

                                   NVR, INC.
                                  FORM 10-QA
                                     INDEX
================================================================================

                                                                                         Page
                                                                                         ----
PART I         FINANCIAL INFORMATION
------

Item 1.        NVR, Inc. Consolidated Financial Statements
               -------------------------------------------
               Consolidated Balance Sheets at June 30, 1997 (unaudited)
               and December 31, 1996..........................................              4
               Consolidated Statements of Income for the
               Three Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited) and the
               Six Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited)..................................              6
               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 (unaudited) and
               June 30, 1996 (unaudited)......................................              7
               Notes to Consolidated Financial Statements.....................              8

               NVR Homes, Inc. Consolidated Financial Statements
               ----------------------------------------------------------------
               Consolidated Balance Sheets at June 30, 1997 (unaudited)
               and December 31, 1996..........................................             10
               Consolidated Statements of Income for the
               Three Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited) and the
               Six Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited)..................................             11
               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 (unaudited) and
               June 30, 1996 (unaudited)......................................             12
               Notes to Consolidated Financial Statements.....................             13

               NVR Financial Services, Inc. Consolidated Financial Statements
               ---------------------------------------------------------------
               Consolidated Balance Sheets at June 30, 1997 (unaudited)
               and December 31, 1996..........................................             14
               Consolidated Statements of Income for the
               Three Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited) and the
               Six Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited)..................................             15
               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 (unaudited) and
               June 30, 1996 (unaudited)......................................             16
               Notes to Consolidated Financial Statements.....................             17

                                   NVR, INC.
                                  FORM 10-QA
                                INDEX-CONTINUED
================================================================================

                                                                                         Page
                                                                                         ----
               RVN, Inc. Financial Statements
               ------------------------------
               Balance Sheets at June 30, 1997 (unaudited)
               and December 31, 1996..........................................             18
               Statements of Income for the
               Three Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited) and the
               Six Months Ended June 30, 1997 (unaudited)
               and June 30, 1996 (unaudited)..................................             18
               Statements of Cash Flows for the Six
               Months Ended June 30, 1997 (unaudited) and
               June 30, 1996 (unaudited)......................................             19
               Notes to Financial Statements..................................             20

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................             21

PART II        OTHER INFORMATION
-------

Item 4.        Submission of Matters to a Vote of Security Holders............             29

Item 6.        Exhibits and Reports on Form 8-K...............................             29

               Exhibit Index..................................................             30

               Signature......................................................             31

                                     PART I
                                     ------
ITEM 1.
-------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                             JUNE 30, 1997   DECEMBER 31, 1996
                                             -------------   -----------------
     ASSETS                                   (unaudited)
       HOMEBUILDING:
          Cash and cash equivalents             $  41,174         $ 71,533
          Receivables                               8,470            2,927
          Inventory:
           Lots and housing units,
             covered under
             sales agreements with customers      153,644          126,456
           Unsold lots and housing units           35,267           37,940
           Manufacturing materials and other        5,836            7,297
                                                 --------         --------
                                                  194,747          171,693

          Property, plant and equipment, net       17,275           17,916
          Reorganization value in excess of
            amounts
           allocable to identifiable
            assets, net                            72,592           75,818
          Contract land deposits                   36,612           36,383
          Other assets                             21,773           21,008
                                                 --------         --------
                                                  392,643          397,278
                                                 --------         --------
       FINANCIAL SERVICES:
          Cash and cash equivalents                 4,549            3,247
          Mortgage loans held for sale, net       106,937           75,735
          Mortgage servicing rights, net            2,070            6,309
          Property equipment, net                     622              917
          Reorganization value in excess
           of amounts allocable to identifiable
           assets, net                             12,244           12,788
          Other assets                              3,620            4,891
                                                 --------         --------
                                                  130,042          103,887
                                                 --------         --------

            TOTAL ASSETS                         $522,685         $501,165
                                                 ========         ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                  JUNE 30, 1997    DECEMBER 31, 1996
                                                  -------------    -----------------
                                                   (UNAUDITED)
     LIABILITIES AND SHAREHOLDERS'
       EQUITY

       HOMEBUILDING:
          Accounts payable                           $ 58,407         $ 54,894
          Accrued expenses and other liabilities       85,174           85,260
          Notes payable                                    83               86
          Other term debt                              14,028           14,043
          Senior notes                                120,000          120,000
                                                     --------         --------
                                                      277,692          274,283
                                                     --------         --------

       FINANCIAL SERVICES:
          Accounts payable and other
           liabilities                                  8,147            7,409
          Notes payable                                99,023           67,463
                                                     --------         --------
                                                      107,170           74,872
                                                     --------         --------

           Total liabilities                          384,862          349,155
                                                     --------         --------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY:
          Common stock, $0.01 par
           value; 60,000,000
           shares authorized 19,938,540
            and 19,881,515
           shares issued as of June 30, 1997 and
           December 31, 1996, respectively                199              199
          Paid-in-capital                             155,844          157,842
          Retained earnings                            61,904           47,098
          Less treasury stock at cost 8,221,540
           and 6,307,108 shares at June 30, 1997
           and December 31, 1996, respectively        (80,124)         (53,129)
                                                     --------         --------

           Total shareholders' equity                 137,823          152,010
                                                     --------         --------
              TOTAL LIABILITIES AND
               SHAREHOLDERS'
              EQUITY                                 $522,685         $501,165
                                                     ========         ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1997           1996           1997           1996
                                           --------------  -------------  -------------  ------------
HOMEBUILDING:
   Revenues                                $     281,437   $    283,532   $    520,424   $   483,767
   Other income                                      258            120            767           525
   Cost of sales                                (242,809)      (245,357)      (450,278)     (419,202)
   Selling, general and administrative           (17,222)       (16,116)       (33,316)      (30,165)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                           (1,613)        (1,761)        (3,226)       (3,522)
                                           -------------   ------------   ------------   -----------
   Operating income                               20,051         20,418         34,371        31,403
   Interest expense                               (4,264)        (4,240)        (8,321)       (8,400)
                                           -------------   ------------   ------------   -----------
   Homebuilding income                            15,787         16,178         26,050        23,003
                                           -------------   ------------   ------------   -----------

FINANCIAL SERVICES:
   Mortgage banking fees                           6,698          6,819         11,820        12,818
   Interest income                                 1,280          1,241          2,363         2,404
   Other income                                      108             (2)           161             1
   General and administrative                     (5,737)        (6,108)       (10,766)      (11,930)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                             (272)          (272)          (544)         (544)
   Interest expense                                 (869)          (525)        (1,259)       (1,029)
                                           -------------   ------------   ------------   -----------
    Operating income                               1,208          1,153          1,775         1,720

TOTAL SEGMENT INCOME                              16,995         17,331         27,825        24,723
   Income tax expense                             (7,952)        (8,561)       (13,019)      (12,213)
                                           -------------   ------------   ------------   -----------

NET INCOME                                 $       9,043   $      8,770   $     14,806   $    12,510
                                           =============   ============   ============   ===========
EARNINGS PER SHARE                         $        0.71   $       0.54   $       1.13   $      0.77
                                           =============  =============   ============   ===========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                             SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------
                                                          1997                    1996
                                                       ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                            $  14,806               $  12,510
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                             6,552                   7,368
 Interest accrued and added to bond principal                  -                     395
 Mortgage loans closed                                  (646,951)               (611,023)
 Proceeds from sales of mortgage loans                   618,062                 603,937
 Gain on sale of mortgage servicing rights                (1,143)                      -
 Gain on sale of loans                                    (6,507)                 (7,119)
 Net change in assets and liabilities:
  Increase in inventories                                (23,054)                (30,577)
  Increase in receivables                                 (4,930)                 (1,971)
  Increase in accounts payable and accrued expenses        3,646                   2,879
 Other, net                                               (1,246)                 (1,053)
                                                       ---------               ---------

 Net cash used by operating activities                   (40,765)                (24,654)
                                                       ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Increase in funds held by trustee                          (347)                 (1,374)
 Proceeds from sales of mortgage-backed securities        14,419                  17,814
 Purchase of property, plant and equipment                (1,131)                 (2,026)
 Principal payments on mortgage-backed securities          1,896                  11,569
 Proceeds from sales of mortgage servicing rights          9,184                   8,150
 Purchases of mortgage servicing rights                        -                    (112)
 Other, net                                                  654                   1,483
                                                       ---------               ---------

 Net cash provided by investing activities                24,675                  35,504
                                                       ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of bonds                                     (15,416)                (27,562)
 Net borrowings under notes payable                       31,442                  16,776
 Purchases of treasury stock                             (29,401)                 (8,551)
 Other, net                                                  408                      89
                                                       ---------               ---------
 Net cash used by financing activities                   (12,967)                (19,248)

 Net decrease in cash                                    (29,057)                 (8,398)
 Cash, beginning of the period                            74,780                  55,567
                                                       ---------               ---------

 Cash, end of period                                   $  45,723               $  47,169
                                                       =========               =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                       $  10,113               $  12,324
                                                       =========               =========
 Income taxes paid, net of refunds                     $   9,799               $  12,112
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

     See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24 for a discussion of SFAS No. 128, Earnings per Share.

3.   SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is presented below:

                              COMMON   PAID-IN   RETAINED    TREASURY
                              STOCK    CAPITAL   EARNINGS     STOCK
                              ------  ---------  --------  ---------

BALANCE, DECEMBER 31, 1996    $  199  $ 157,842  $ 47,098 $ (53,129)

Net income                         -          -    14,806         -
Option activity                    -        408         -         -
Treasury stock purchases           -          -         -   (29,401)
Performance share activity         -     (2,406)        -     2,406
                              ------  ---------  -------- ---------
BALANCE, JUNE 30, 1997        $  199  $ 155,844  $ 61,904 $ (80,124)
                              ======  =========  ======== =========

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

4.   DEBT

     In June 1997, the NVR Homes, Inc. amended and restated its working capital revolving credit facility (the "Facility") for a three year term expiring on May 31, 2000 under an agreement with a syndicate of financial institutions. The Facility continues to provide for borrowings up to $60,000. The amended Facility resulted in a more favorable borrowing rate and a reduction in certain fees. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1996.

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

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                            JUNE 30, 1997       DECEMBER 31, 1996
                                                            -------------       -----------------
ASSETS                                                       (unaudited)
     Cash and cash equivalents                              $    41,153         $      71,471
     Receivables                                                  8,894                 3,247
     Inventory:
       Lots and housing units, covered under
         sales agreements with customers                        153,644               126,456
       Unsold lots and housing units                             35,267                37,940
       Manufacturing materials and other                          5,836                 7,297
                                                            -----------         -------------
                                                                194,747               171,693

     Property, plant and equipment, net                           9,895                10,272
     Reorganization value in excess of amounts
       allocable to identifiable assets, net                     72,592                75,818
     Contract land deposits                                      36,612                36,383
     Other assets                                                18,802                18,058
                                                            -----------         -------------
          TOTAL ASSETS                                      $   382,695         $     386,942
                                                            ===========         =============

LIABILITIES AND SHAREHOLDER'S EQUITY

     Accounts payable                                       $   57,794          $      54,325
     Accrued expenses and other liabilities                     64,404                 75,451
     Advances from affiliates, net                             103,045                107,896
     Other term debt                                             5,745                  5,859
                                                            ----------          -------------
          TOTAL LIABILITIES                                    230,988                243,531

SHAREHOLDER'S EQUITY:
     Common stock, $0.01 par value; 100
       shares authorized; 100 shares
       issued and outstanding                                        -                      -
     Additional paid-in capital                                 94,688                 94,688
     Retained earnings                                          57,019                 48,723
                                                            ----------          -------------
        Total shareholder's equity                             151,707                143,411
                                                            ----------          -------------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $  382,695          $     386,942
                                                            ==========          =============

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                             (dollars in thousands)
                                  (unaudited)



                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1997           1996           1997           1996
                                           --------------  -------------  -------------  ------------
REVENUES:
   Revenues                                     $281,437       $283,532       $520,424      $483,767
   Other income                                      248            115            757           514
                                                --------       --------       --------      --------
    Total Revenues                               281,685        283,647        521,181       484,281

EXPENSES:
   Cost of sales                                 242,809        245,357        450,278       419,202
   Interest expense-external                         462            500            795           928
   Interest expense-affiliates                     3,669          3,669          7,338         7,338
   Selling, general and administrative            22,619         16,093         42,976        30,064
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                            1,613          1,761          3,226         3,522
                                                --------       --------       --------      --------
    Total expenses                               271,172        267,380        504,613       461,054

   Income before income tax expense               10,513         16,267         16,568        23,227
   Income tax expense                             (5,249)        (7,905)        (8,272)      (11,288)
                                                --------       --------       --------      --------

 NET INCOME                                     $  5,264       $  8,362       $  8,296      $ 11,939
                                                ========       ========       ========      ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                        SIX MONTHS      SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 1997   JUNE 30, 1996
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  8,296        $ 11,939
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                 4,670           4,819
Net change in assets and liabilities:
 Increase in inventories                                    (23,054)        (30,577)
 Increase in receivables                                     (5,647)         (3,053)
 (Decrease) increase in accounts payable
  and accrued liabilities                                    (7,578)            502
Other, net                                                   (1,063)         (1,247)
                                                           --------        --------
Net cash used by operating activities                       (24,376)        (17,617)
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                      (1,010)         (1,714)
Proceeds from sale of property,
 plant & equipment                                               33              27
                                                           --------        --------
Net cash used by investing activities                          (977)         (1,687)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates              (4,851)          8,418
Principal repayments of term debt                              (114)           (105)
Net borrowings (repayments) under credit
 lines and other notes payable                                    -           1,000
                                                           --------        --------
Net cash provided (used by)
 financing activities                                        (4,965)          9,313
                                                           --------        --------

Net decrease in cash                                        (30,318)         (9,991)
Cash, beginning of the period                                71,471          51,911
                                                           --------        --------

Cash, end of period                                        $ 41,153        $ 41,920
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                           $  8,077        $  8,137
                                                           ========        ========
 Taxes paid during the period
  (net of refunds)                                         $ 17,929        $ 16,282
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

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                        JUNE 30,       DECEMBER 31,
                                                          1997             1996
                                                       -----------     ------------
                                                       (unaudited)
   ASSETS

     FINANCIAL SERVICES:
       Cash and cash equivalents                         $  4,549       $  3,247
       Receivables                                          2,742          3,596
       Mortgage loans held for sale, net                  106,937         75,735
       Property and equipment, net                            622            917
       Real estate acquired through foreclosure               207            538
       Mortgage servicing rights, net                       2,070          6,309
       Reorganization value in excess of amount
         allocable to identifiable assets, net             12,244         12,788
       Other assets                                           661            753
                                                         --------       --------
                                                          130,032        103,883

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                     22,537         37,294
       Funds held by trustee                                  904            557
       Receivables                                            474            548
       Other assets                                           237            840
                                                         --------       --------
                                                           24,152         39,239
                                                         --------       --------
         TOTAL ASSETS                                    $154,184       $143,122
                                                         ========       ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

     FINANCIAL SERVICES:
       Accounts payable                                  $  5,498       $  3,480
       Accrued expenses and other liabilities               3,077          4,286
       Due to affiliates                                    1,377          1,173
       Notes payable                                       99,023         67,463
                                                         --------       --------
                                                          108,975         76,402

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities               1,026            771
       Bonds payable, net                                  23,116         38,464
                                                         --------       --------
                                                           24,142         39,235
                                                         --------       --------
         TOTAL LIABILITIES                                133,117        115,637

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                        -              -
       Additional paid-in capital                          21,682         28,711
       Retained deficit                                      (615)        (1,226)
                                                         --------       --------
         Total shareholder's equity                        21,067         27,485
                                                         --------       --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $154,184       $143,122
                                                         ========       ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1997           1996           1997           1996
                                           --------------  -------------  -------------  ------------
 FINANCIAL SERVICES:
   Interest income                                $1,280        $ 1,242        $ 2,363       $ 2,404
   Gain on sales of mortgage loans                 3,415          3,859          6,507         7,119
   Servicing fees                                    511          1,348          1,226         2,807
   Gain on sale of servicing                       1,143              -          1,143             -
   Title fees                                      1,629          1,612          2,944         2,892
   Other, net                                        107             (1)           157             -
                                                  ------        -------        -------       -------
    Total revenues                                 8,085          8,060         14,340        15,222

   Interest expense-external                         869            525          1,259         1,029
   Interest expense-affiliates                        84             89            412           224
   General and administrative                      5,621          5,595         10,493        10,888
   Amortization of mortgage
    servicing rights                                 116            513            273         1,042
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                              272            272            544           544
                                                  ------        -------        -------       -------

    Total expenses                                 6,962          6,994         12,981        13,727
                                                  ------        -------        -------       -------
     Operating income                              1,123          1,066          1,359         1,495

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Interest income                                   574          1,995          1,170         4,147
   Interest expense                                 (625)        (1,854)        (1,170)       (3,959)
   Other, net                                         52           (143)             4          (187)
                                                  ------        -------        -------       -------
     Operating income                                  1             (2)             4             1

 TOTAL OPERATING INCOME                            1,124          1,064          1,363         1,496

   Income tax expense                               (618)          (514)          (752)         (964)
                                                  ------        -------        -------       -------

 NET INCOME                                       $  506        $   550        $   611       $   532
                                                  ======        =======        =======       =======

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)


                                                       SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1997   JUNE 30, 1996
                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $     611       $     532
 Adjustments to reconcile net income to net cash
  used in operating activities:
 Accretion of net discount on
  mortgage-backed securities                                   (70)           (114)
 Amortization                                                1,015           1,619
 Gain on sales of loans                                     (6,507)         (7,119)
 Mortgage loans closed                                    (646,951)       (611,023)
 Proceeds from sales of mortgage loans                     618,062         603,937
 (Gain) loss on sales of mortgage
   servicing rights                                         (1,143)              -
 Interest accrued and added to bond principal                    -             395
 Other, net                                                  1,243             177
                                                         ---------       ---------
 Net cash used in operating activities                     (33,740)        (11,596)
                                                         ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in funds held by trustee                            (347)         (1,374)
 Principal payments on mortgage-
  backed securities                                          1,896          11,569
 Proceeds from sales of mortgage-
  backed securities                                         14,419          17,814
 Purchases of office facilities and equipment                  (50)            (76)
 Proceeds from sales of mortgage
  servicing rights                                           9,184           8,150
 Purchases of mortgage servicing rights                          -            (112)
 Other, net                                                    621           1,455
                                                         ---------       ---------
 Net cash provided by investing activities                  25,723          37,426
                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable                                  31,560          15,884
 Redemption of bonds                                       (15,416)        (27,562)
 Return of capital/dividend to parent                       (7,029)        (12,779)
 Change in due to affiliates                                   204             220
                                                         ---------       ---------

 Net cash provided by (used in)
   financing activities                                      9,319         (24,237)
                                                         ---------       ---------

Net increase in cash                                         1,302           1,593
Cash, beginning of period                                    3,247           3,656
                                                         ---------       ---------

Cash, end of period                                      $   4,549       $   5,249
                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                          $   2,628       $   4,667
                                                         =========       =========
Taxes paid during the period, net of refunds             $   1,189       $     387
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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                            ADDITIONAL
                                 COMMON      PAID-IN      RETAINED      TOTAL
                                  STOCK       CAPITAL      DEFICIT      EQUITY
                                 ------     ---------     --------      ------
BALANCE, DECEMBER 31, 1996       $    -     $  28,711     $ (1,226)   $ 27,485

 Return of capital                    -        (7,029)           -      (7,029)
 Net income                      $    -             -          611         611
                                 ------     ---------     --------    --------
BALANCE, JUNE 30, 1997                -     $  21,682     $   (615)   $ 21,067
                                 ======     =========     ========    ========

4.   DEBT

     In June 1997, NVR Mortgage Finance, Inc. ("NVR Finance"), a wholly owned subsidiary of NVRFS, renewed its mortgage warehouse facility for two years. The available borrowing limit remained at $105,000. The other terms and conditions are substantially the same as those in effect at December 31, 1996.

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

                                   RVN, INC.
                                Balance Sheets
                   (dollars in thousands, except share data)


                                                             JUNE 30,         DECEMBER 31,
                                                               1997              1996
                                                            -----------      ------------
                                                            (unaudited)
     ASSETS
        Cash and cash equivalents                           $        21      $         62
        Royalty receivable                                        2,194             1,441
                                                            -----------      ------------
            TOTAL ASSETS                                    $     2,215      $      1,503
                                                            ===========      ============

     LIABILITIES AND SHAREHOLDER'S EQUITY

       Accounts payable and accrued expenses                $       761      $        530

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value; 3,000 shares
         authorized; 1,000 shares issued and outstanding              1                 1
       Additional paid-in capital                                    64                64
       Retained earnings                                          1,389               908
                                                            -----------      ------------
          Total shareholder's equity                              1,454               973
                                                            -----------      ------------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $     2,215      $      1,503
                                                            ===========      ============

                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                 ----------------------------    --------------------------
                                      1997           1996             1997          1996
                                 --------------   -----------    -------------   ----------
 REVENUES:
   Royalty revenue               $        5,362   $         -    $       9,910   $        -
   Other income                               1             -                4            -
                                 --------------   -----------    -------------   ----------
    Total revenues                        5,363             -            9,914            -

 EXPENSES:
   General and administrative                 6             -               20            -
                                 --------------   -----------    -------------   ----------

 Income before income tax                 5,357             -            9,894            -
 Income tax expense                      (1,868)            -           (3,456)           -
                                 --------------   -----------    -------------   ----------

 NET INCOME                      $        3,489   $         -    $       6,438   $        -
                                 ==============   ===========    =============   ==========

                      See notes to financial statements.

                                   RVN, INC.
                            Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                       SIX MONTHS         SIX MONTHS
                                                         ENDED               ENDED
                                                     JUNE 30, 1997       JUNE 30, 1996
                                                     --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $       6,438       $           -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Increase in royalty receivables                              (753)                  -
 Increase in accounts payable and
  accrued liabilities                                          231                   -
                                                     -------------       -------------
 Net cash provided by
  operating activities                                       5,916                   -
                                                     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend to parent                                         (5,957)                  -
                                                     -------------       -------------

 Net cash used by
   financing activities                                     (5,957)                  -
                                                     -------------       -------------

Net increase (decrease) in cash                                (41)                  -
Cash, beginning of period                                       62                   -
                                                     -------------       -------------

Cash, end of period                                  $          21       $           -
                                                     =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                      $           -       $           -
                                                     =============       =============
Taxes paid during the period, net of refunds         $       3,200       $           -
                                                     =============       =============

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

     NVR capitalized RVN on October 1, 1996. As such, there is no financial information to report for the quarter or year to date period ended June 30, 1996.

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in Shareholder's equity is presented below:

                                      ADDITIONAL
                              COMMON   PAID-IN    RETAINED
                              STOCK    CAPITAL    EARNINGS
                              ------  ----------  ---------

BALANCE, DECEMBER 31, 1996    $    1  $       64   $    908

  Net income                       -           -      6,438
  Dividend to parent               -           -     (5,957)
                              ------  ----------   --------
BALANCE, JUNE 30, 1997        $    1  $       64   $  1,389
                              ======  ==========   ========

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS
               (dollars in thousands, except per share amounts)

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

CALCULATION OF EBITDA:

                                              THREE MONTHS ENDED JUNE 30,
                                            --------------------------------
                                                  1997              1996
                                            ---------------    -------------
     Operating income                       $       20,051     $      20,418
     Depreciation                                      861               685
     Amortization of excess reorganization
      value                                          1,613             1,761
                                            --------------     -------------
     HOMEBUILDING EBITDA                    $       22,525     $      22,864
                                            ==============     =============
     % OF HOMEBUILDING REVENUES                        8.0%              8.1%

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

MORTGAGE BANKING FEES:                       1997     1996
                                           -------   ------

       Net gain on sale of loans           $ 3,415   $ 3,859
       Servicing                               511     1,348
       Title services                        1,629     1,612
       Gain on sale of servicing rights      1,143         -
                                           -------   -------
                                           $ 6,698   $ 6,819
                                           =======   =======

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

CALCULATION OF HOMEBUILDING EBITDA:

                                                  SIX MONTHS ENDED JUNE 30,
                                               ------------------------------
                                                  1997                1996
                                               ----------          ----------
     Operating income                         $    34,371          $   31,403
     Depreciation                                   1,691               1,403
     Amortization of excess reorganization
      value                                         3,226               3,522
                                              -----------          ----------
     HOMEBUILDING EBITDA                      $    39,288          $   36,328
                                              ===========          ==========
     % OF HOMEBUILDING REVENUES                       7.5%                7.5%

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

     MORTGAGE BANKING FEES:                  1997      1996
                                           --------  --------

       Net gain on sale of loans           $  6,507  $  7,119
       Servicing                              1,226     2,807
       Title services                         2,944     2,892
       Gain on sale of servicing rights       1,143         -
                                           --------  --------
                                           $ 11,820  $ 12,818
                                           ========  ========

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


          Under SFAS No. 128, EPS data would have been as follows:


                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                   ---------------------------  -------------------------
                       1997           1996          1997         1996
                   -------------  ------------  ------------  -----------
     BASIC EPS     $        0.77  $       0.58   $      1.21  $      0.82
     DILUTED EPS   $        0.71  $       0.56   $      1.12  $      0.79

LIQUIDITY AND CAPITAL RESOURCES

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 Working Capital Revolving Credit facility (the "facility") to fund its working capital needs, under which no amounts were outstanding at June 30, 1997.

     NVR's financial services segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $90,348 was outstanding at June 30, 1997.

     During March 1997, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVR's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility. There was $8,675 outstanding under all existing repurchase agreements at June 30, 1997.

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

NVR HOMES, INC. CONSOLIDATED
----------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     During the second quarter of 1997, Homes generated revenues of $281,437 compared to revenues of $283,532 in the second quarter of 1996. The change in revenues is primarily due to a 4.0% decrease in the number of homes settled from 1,556 in 1996 to 1,494 in 1997, offset by a 3.1% increase in the average settlement price from $181.3 in 1996 to $187.0 in 1997. The decrease in settlements was due to a lower level of unit backlog at March 31, 1997 as compared to the prior March 31. New orders of 2,041 during the second quarter of 1997 were 13.3% higher than the 1,801 new orders generated during the prior 1996 period. The increase in new orders is attributable to the Company's operations outside the Baltimore and Washington markets.

     Gross profit margins in the second quarter of 1997 increased to 13.7% compared to 13.5% for the second quarter of 1996. The increase in gross profit margins was due in part to decreased costs as a result of the milder winter weather conditions in the Company's principal markets during the first quarter of 1997 as compared to the first quarter of 1996, and to the Company's continued focus on controlling construction costs.

     SG&A expenses for the second quarter of 1997 increased $6,526 as compared to the same 1996 period, and as a percentage of revenues increased to 8.0% in the 1997 quarter from 5.7% in the 1996 quarter. The increase in SG&A was partially due to increased costs attributable to market expansion undertaken within the last two years, and to increased selling and marketing expenses caused by more competitive market conditions in certain of the Company's markets. Further, beginning on October 1, 1996, Homes incurs royalty expenses for use of the Ryan Homes and NVHomes tradenames based on a percentage of
settlement revenues.   The tradenames are owned by RVN, Inc., a subsidiary of
NVR. During the quarter ended June 30, 1997, Homes incurred royalty expenses totaling $5,362.

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

     Gross profit margins for the first six months of 1997 increased to 13.5% compared to 13.3% for the six months ended June 30, 1996. The increase in gross profit margins was primarily due to decreased costs as a result of the milder winter weather conditions in the Company's principal markets during the first quarter of 1997 as compared to the first quarter of 1996, and to the Company's continued focus on controlling construction costs.

     SG&A expenses for 1997 increased $12,912 as compared to the same 1996 period, and as a percentage of revenues increased to 8.3% in 1997 from 6.2% in 1996. The increase in SG&A was partially due to increased costs attributable to market expansion undertaken within the last two years, increased revenues as noted above, and to increased selling and marketing expenses caused by more competitive market conditions in certain of the Company's markets. The increase is also due to royalty expenses incurred for use of the Ryan Homes and NVHomes tradenames as explained above. During the six months ended June 30, 1997, Homes incurred royalty expenses totaling $9,910.

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

NVR FINANCIAL SERVICES, INC. CONSOLIDATED
-----------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.

     NVRFS generated operating income of $1,124 for the three months ended June 30, 1997 compared to operating income of $1,064 during the same period in 1996. Loan closings were $349,253 and

$321,795 during the respective quarters ending June 30, 1997 and 1996, representing an increase of 9%. This result was achieved despite the continued price competition in the mortgage banking market.

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

     MORTGAGE BANKING FEES:                  1997     1996
                                           -------  -------

       Net gain on sale of loans           $ 3,415  $ 3,859
       Servicing                               511    1,348
       Title services                        1,629    1,612
       Gain on sale of servicing rights      1,143        -
                                           -------  -------
                                           $ 6,698  $ 6,819
                                           =======  =======

     Also affecting operating income was a reduction in the expenses relating to the amortization of mortgage servicing rights due to the reduction in the servicing portfolio as discussed below, and an increase in interest expense that was related to the increased loan closing activity.

     Effective during the second quarter of 1997, NVRFS sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR and other homebuyers. The total servicing portfolio at June 30, 1997 was $189,616 compared with $1,338,256 at June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     NVRFS generated operating income of $1,363 for the six months ended June 30, 1997 compared to operating income of $1,496 during the same period in 1996. Loan closings were $646,951 and $611,023 during the respective first halves of 1997 and 1996, representing an increase of 6%.

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

     MORTGAGE BANKING FEES:                  1997       1996
                                           --------  --------

       Net gain on sale of loans           $  6,507  $  7,119
       Servicing                              1,226     2,807
       Title services                         2,944     2,892
       Gain on sale of servicing rights       1,143         -
                                           --------  --------
                                           $ 11,820  $ 12,818
                                           ========  ========

     General and administrative expenses in the current period decreased $395 as compared to the prior period quarter. The decrease was attributable to the reduction in the servicing portfolio in the third quarter of 1996, resulting in lower servicing administrative expenses in the current period, and to improvement in the efficiency of the mortgage banking operations. Further, expenses related to the amortization of mortgage servicing rights decreased $769 as compared to the prior period also due to the servicing portfolio reduction.

     Effective during the second quarter of 1997, NVRFS sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage finance and related services to NVR and other homebuyers.

LIQUIDITY AND CAPITAL RESOURCES

     NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $105,000 mortgage warehouse facility to fund its mortgage origination activities, under which $90,348 was outstanding at June 30, 1997.

     During March 1997, NVR Finance entered into an annually renewable, uncommitted gestation mortgage-backed security repurchase agreement (the "Repo Facility"). The maximum amount available under the Repo Facility is $45,000, bringing NVRFS's total available borrowings under all such similar agreements to $145,000. Amounts outstanding under the Repo Facility accrue interest at various rates tied to the federal funds rate, depending on the type of collateral and are collateralized by gestation mortgage-backed securities. The covenants under the Repo Facility are consistent with NVR Finance's mortgage warehouse credit facility. There was $8,675 outstanding under all existing repurchase agreements at June 30, 1997.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its mortgage banking operations.

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

     On October 1, 1996, NVR, Inc. ("NVR") capitalized RVN, Inc. ("RVN"), a Delaware holding company, with $65 in cash and the Ryan Homes and NVHomes tradenames (the "Tradenames"). Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. ("Homes"), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Tradenames to market homes. RVN earns 100% of its revenue from Homes. RVN earned royalty revenues of $5,362 and $9,910 during the quarter ended June 30, 1997 and the six months ended June 30, 1997, respectively, and has no significant other income or general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended June 30, 1997, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

                                    PART II
                                    -------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------


               NVR held its Annual Meeting of Shareholders on May 6, 1997. Two matters were voted upon at the Annual Meeting:

                                                                    VOTES             WITHHELD AUTHORITY
                                    MATTER                           FOR                    TO VOTE
               ----------------------------------------------     ----------        --------------------------
               1. Election of three directors to serve
                  three year terms:
                      C. Scott Bartlett, Jr.                      11,917,412                    26,049
                      William A. Moran                            11,881,648                    61,813
                      Richard H. Norair, Sr.                      11,916,948                    26,513

                                                                    VOTES       VOTES                    NOT
                                                                     FOR        AGAINST    ABSTENTIONS  VOTED
                                                                  ----------    --------   -----------  ------
               2. Ratification of appointment of KPMG
                  Peat Marwick LLP as independent auditors
                  for NVR                                         11,918,207    4,574      20,680      457,983

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

          a. 11. Computation of Earnings per Share.

          b. 27. Financial Data Schedule.

          c. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION                          PAGE
-------    -------------                        ----

11         Computation of Earnings per Share    32

27         Financial Data Schedule              33

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 24, 1998             NVR, Inc.

                              By: /s/ Paul C. Saville
                                  -------------------
                                  Paul C. Saville
                                  Senior Vice President Finance,
                                  Chief Financial Officer, and
                                  Treasurer