Form 10-Q/A
period 1997-09-30
NVR INC
filed 1998-02-24
CIK 906163

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____
                                       -----

As of October 21, 1997 there were 11,294,922 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X    No ___
                          -----

                                   NVR, INC.
                                  FORM 10-QA
                                     INDEX
================================================================================

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION
------

Item 1.   NVR, Inc. Consolidated Financial Statements
          -------------------------------------------
          Consolidated Balance Sheets at September 30, 1997 (unaudited)
          and December 31, 1996............................................    4
          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited) and the
          Nine Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited)...............................    6
          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 (unaudited) and
          September 30, 1996 (unaudited)...................................    7
          Notes to Consolidated Financial Statements.......................    8

          NVR Homes, Inc. Consolidated Financial Statements
          -------------------------------------------------
          Consolidated Balance Sheets at September 30, 1997 (unaudited)
          and December 31, 1996............................................   10
          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited) and the
          Nine Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited)...............................   11
          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 (unaudited) and
          September 30, 1996 (unaudited)...................................   12
          Notes to Consolidated Financial Statements.......................   13

          NVR Financial Services, Inc. Consolidated Financial Statements
          --------------------------------------------------------------
          Consolidated Balance Sheets at September 30, 1997 (unaudited)
          and December 31, 1996............................................   14
          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited) and the
          Nine Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited)...............................   15
          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 (unaudited) and
          September 30, 1996 (unaudited)...................................   16
          Notes to Consolidated Financial Statements.......................   17

                                   NVR, INC.
                                  FORM 10-QA
                                     INDEX
================================================================================

                                                                            Page
                                                                            ----
          RVN, Inc. Financial Statements
          ------------------------------
          Balance Sheets at September 30, 1997 (unaudited)
          and December 31, 1996............................................   18
          Statements of Operations for the
          Three Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited) and the
          Nine Months Ended September 30, 1997 (unaudited)
          and September 30, 1996 (unaudited)...............................   18
          Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 (unaudited) and
          September 30, 1996 (unaudited)...................................   19
          Notes to Financial Statements....................................   20

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   21

PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K.................................   31

          Exhibit Index....................................................   32

          Signature........................................................   33

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

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                     SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                     ------------------       -----------------
                                                         (UNAUDITED)
   LIABILITIES AND SHAREHOLDERS'
    EQUITY

    HOMEBUILDING:
       Accounts payable                                   $ 59,473                 $ 54,894
       Accrued expenses and other liabilities               96,718                   85,260
       Notes payable                                            81                       86
       Other term debt                                      14,022                   14,043
       Senior notes                                        120,000                  120,000
                                                          --------                 --------
                                                           290,294                  274,283
                                                          --------                 --------
    FINANCIAL SERVICES:
       Accounts payable and other liabilities                8,645                    7,409
       Notes payable                                        90,336                   67,463
                                                          --------                 --------
                                                            98,981                   74,872
                                                          --------                 --------

           Total liabilities                               389,275                  349,155
                                                          --------                 --------
    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY:
       Common stock, $0.01 par value; 60,000,000
        shares authorized; 19,970,900 and 19,881,515
        shares issued as of September 30, 1997 and
        December 31, 1996, respectively                        200                      199
       Additional paid-in-capital                          156,092                  157,842
       Retained earnings                                    70,910                   47,098
       Less treasury stock at cost- 8,475,478
        and 6,307,108 shares at September 30, 1997
        and December 31, 1996, respectively                (86,198)                 (53,129)
                                                           --------                 --------

        Total shareholders' equity                         141,004                  152,010
                                                          --------                 --------
           TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                         $530,279                 $501,165
                                                          ========                 ========


                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------  ---------------------------------
                                                   1997              1996              1997             1996
                                             ----------------  ----------------  ----------------  ---------------
 HOMEBUILDING:
   Revenues                                      $ 316,874         $ 312,658         $ 837,298        $ 796,425
   Other income                                        162               238               929              763
   Cost of sales                                  (272,308)         (270,375)         (722,586)        (689,577)
   Selling, general and administrative             (23,589)          (20,687)          (56,905)         (50,852)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                             (1,613)           (1,761)           (4,839)          (5,283)
                                                 ---------         ---------         ---------        ---------
    Operating income                                19,526            20,073            53,897           51,476
   Interest expense                                 (3,936)           (4,136)          (12,257)         (12,536)
                                                 ---------         ---------         ---------        ---------
    Homebuilding income                             15,590            15,937            41,640           38,940
                                                 ---------         ---------         ---------        ---------

 FINANCIAL SERVICES:
   Mortgage banking fees                             6,407             6,225            18,227           19,043
   Interest income                                   1,585             1,632             3,948            4,036
   Other income                                        102                10               263               11
   General and administrative                       (5,412)           (6,407)          (16,178)         (18,337)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                               (272)             (272)             (816)            (816)
   Interest expense                                 (1,074)             (772)           (2,333)          (1,801)
                                                 ---------         ---------         ---------        ---------
    Operating income                                 1,336               416             3,111            2,136

 TOTAL SEGMENT INCOME                               16,926            16,353            44,751           41,076

   Income tax expense                               (7,920)           (8,079)          (20,939)         (20,292)
                                                 ---------         ---------         ---------        ---------

 NET INCOME                                      $   9,006         $   8,274         $  23,812        $  20,784
                                                 =========         =========         =========        =========

 EARNINGS PER SHARE:
   Primary                                           $0.68             $0.59             $1.80            $1.37
                                                 =========         =========         =========        =========

   Fully - diluted                                   $0.66             $0.59             $1.70            $1.37
                                                 =========         =========         =========        =========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------
                                                            1997                                1996
                                                       ----------------                   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $    23,812                           $  20,784
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
 Depreciation and amortization                               9,757                               9,236
 Interest accrued and added to bond principal                    -                                 446
 Mortgage loans closed                                  (1,043,068)                           (949,918)
 Proceeds from sales of mortgage loans                   1,023,509                             960,537
 (Gain) loss on sale of mortgage servicing rights           (1,143)                              1,104
 Gain on sale of loans                                     (10,904)                            (11,531)
 Net change in assets and liabilities:
  Increase in inventories                                  (29,518)                             (8,904)
  Decrease (increase) in receivables                        (4,721)                                308
  Increase in accounts payable and accrued expenses         16,340                               7,745
Other, net                                                  (1,390)                             (3,917)
                                                       -----------                           ---------

 Net cash provided (used) by operating activities          (17,326)                             25,890
                                                       -----------                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in funds held by trustee                 (327)                                265
 Proceeds from sales of mortgage-backed securities          15,126                              32,722
 Purchase of property, plant and equipment                  (2,108)                             (2,890)
 Principal payments on mortgage-backed securities            3,001                              14,002
 Proceeds from sales of mortgage servicing rights           11,829                              12,316
 Purchases of mortgage servicing rights                          -                                (112)
 Other, net                                                    674                               1,771
                                                       -----------                           ---------
 Net cash provided by investing activities                  28,195                              58,074
                                                       -----------                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of bonds                                       (16,431)                            (45,800)
 Net borrowings under notes payable                         22,695                                (226)
 Purchases of treasury stock                               (35,475)                            (23,179)
 Other                                                         657                               3,314
                                                       -----------                           ---------
 Net cash used by financing activities                     (28,554)                            (65,891)

 Net increase (decrease) in cash                           (17,685)                             18,073
 Cash, beginning of the period                              74,780                              55,567
                                                       -----------                           ---------
 Cash, end of period                                   $    57,095                           $  73,640
                                                       ===========                           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the period                       $    12,141                           $  15,996
                                                       ===========                           =========
 Income taxes paid during the period, net of refunds   $    19,753                           $  22,362
                                                       ===========                           =========

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

3.   SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is presented below:

                                       ADDITIONAL
                              COMMON    PAID-IN    RETAINED    TREASURY
                              STOCK     CAPITAL    EARNINGS      STOCK
                              ------   ---------   --------    --------
BALANCE, DECEMBER 31, 1996     $199     $157,842   $47,098     $(53,129)

Net income                        -            -    23,812            -
Option activity                   1          656         -            -
Purchases of treasury stock       -            -         -      (35,475)
Performance share activity        -       (2,406)        -        2,406
                               ----     --------   -------     --------

BALANCE, SEPTEMBER 30, 1997    $200     $156,092   $70,910     $(86,198)
                               ====     ========   =======     ========

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

4.   DEBT

     In June 1997, NVR Homes, Inc. amended its working capital revolving credit facility with a syndicate of financial institutions(the "Facility") to provide for a three year term expiring on May 31, 2000. The Facility continues to provide for borrowings up to $60,000. The amended Facility resulted in a more favorable borrowing rate and a reduction in certain fees. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1996.

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

5.   EARNINGS PER SHARE

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

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  ------------------   -----------------
                                                    SEPTEMBER 30          SEPTEMBER 30
                                                    ------------          ------------
                                                  1997       1996        1997      1996
                                                 -------   --------     -------  -------
Net income                                       $ 9,006   $ 8,274      $23,812  $20,784
                                                 =======   =======      =======  =======

Weighted average shares outstanding               11,682    13,643       12,051   14,696
Common stock equivalents - primary                 1,531       374        1,205      442
                                                 -------   -------      -------  -------
Weighted average number of shares
    and share equivalents outstanding             13,213    14,017       13,256   15,138
                                                 =======   =======      =======  =======
Primary earnings per share                       $  0.68   $  0.59      $  1.80  $  1.37
                                                 =======   =======      =======  =======

Weighted average shares outstanding               11,682    13,643       12,051   14,696
Common stock equivalents - fully-diluted           1,885       374        1,931      442
                                                 -------   -------      -------  -------
Weighted average number of shares and
    share equivalents, assuming full dilution     13,567    14,017       13,982   15,138
                                                 =======   =======      =======  =======
Fully diluted earnings per share                 $  0.66   $  0.59      $  1.70  $  1.37
                                                 =======   =======      =======  =======

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                  SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                  -------------------  -----------------
ASSETS                                                (unaudited)
     Cash and cash equivalents                         $ 53,219            $ 71,471
     Receivables                                          9,208               3,247
     Inventory:
      Lots and housing units, covered under
       sales agreements with customers                  157,460             126,456
      Unsold lots and housing units                      38,074              37,940
      Manufacturing materials and other                   5,677               7,297
                                                       --------            --------
                                                        201,211             171,693

     Property, plant and equipment, net                  10,015              10,272
     Reorganization value in excess of amounts
      allocable to identifiable assets, net              70,979              75,818
     Contract land deposits                              36,915              36,383
     Other assets                                        18,758              18,058
                                                       --------            --------
       TOTAL ASSETS                                    $400,305            $386,942
                                                       ========            ========

LIABILITIES AND SHAREHOLDER'S
   EQUITY

     Accounts payable                                  $ 58,909            $ 54,325
     Accrued expenses and other liabilities              73,150              75,451
     Advances from affiliates, net                      105,930             107,896
     Other term debt                                      5,686               5,859
                                                       --------            --------
       TOTAL LIABILITIES                                243,675             243,531

   SHAREHOLDER'S EQUITY:
     Common stock, $0.01 par value; 100
       shares authorized; 100 shares
       issued and outstanding                                 -                   -
     Additional paid-in capital                          94,688              94,688
     Retained earnings                                   61,942              48,723
                                                       --------            --------
         Total shareholder's equity                     156,630             143,411
                                                       --------            --------
           TOTAL LIABILITIES AND SHAREHOLDER'S
           EQUITY                                      $400,305            $386,942
                                                       ========            ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                           -------------------------------  -----------------------------
                                                1997             1996            1997           1996
                                           ---------------  --------------  --------------  -------------
REVENUES:
   Revenues                                      $316,874        $312,658        $837,298       $796,425
   Other income                                       143             234             900            748
                                                 --------        --------        --------       --------
    Total Revenues                                317,017         312,892         838,198        797,173

EXPENSES:
   Cost of sales                                  272,308         270,375         722,586        689,577
   Interest expense-external                          292             394           1,087          1,322
   Interest expense-affiliates                      3,666           3,669          11,004         11,007
   Selling, general and administrative             29,305          20,524          72,281         50,588
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                             1,613           1,761           4,839          5,283
                                                 --------        --------        --------       --------
    Total expenses                                307,184         296,723         811,797        757,777

   Income before income tax expense                 9,833          16,169          26,401         39,396
   Income tax expense                              (4,910)         (7,858)        (13,182)       (19,146)
                                                 --------        --------        --------       --------

 NET INCOME                                      $  4,923        $  8,311        $ 13,219       $ 20,250
                                                 ========        ========        ========       ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                        NINE MONTHS      NINE MONTHS
                                                           ENDED            ENDED
                                                      SEPT. 30, 1997   SEPT. 30, 1996
                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 13,219          $20,250
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Depreciation and amortization                                  6,979            7,171
Net change in assets and liabilities:
 Increase in inventories                                     (29,518)          (8,904)
 Decrease (increase) in receivables                           (5,961)             374
 Increase in accounts payable
  and accrued liabilities                                      2,283            8,310
Other, net                                                    (1,328)          (4,328)
                                                            --------          -------
Net cash provided (used) by
 operating activities                                        (14,326)          22,873
                                                            --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                       (1,821)          (2,522)
Proceeds from sale of property,
 plant & equipment                                                34              124
                                                            --------          -------
Net cash used by investing activities                         (1,787)          (2,398)
                                                            --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in advances from affiliates                          (1,966)          (2,630)
Principal repayments of term debt                               (173)            (159)
                                                            --------          -------
Net cash used by financing activities                         (2,139)          (2,789)
                                                            --------          -------

Net increase (decrease) in cash                              (18,252)          17,686
Cash, beginning of the period                                 71,471           51,911
                                                            --------          -------

Cash, end of period                                         $ 53,219          $69,597
                                                            ========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                            $ 12,018          $12,181
                                                            ========          =======
 Taxes paid during the period
  (net of refunds)                                          $ 18,315          $17,189
                                                            ========          =======

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

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                  --------------  -------------
                                                    (unaudited)
ASSETS

  FINANCIAL SERVICES:
   Cash and cash equivalents                           $  3,862       $  3,247
   Receivables                                            2,622          3,596
   Mortgage loans held for sale, net                     98,199         75,735
   Property and equipment, net                              612            917
   Real estate acquired through foreclosure                 206            538
   Mortgage servicing rights, net                         1,892          6,309
   Reorganization value in excess of amount
    allocable to identifiable assets, net                11,972         12,788
   Other assets                                             677            753
                                                       --------       --------
                                                        120,042        103,883
  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Mortgage-backed securities, net                       21,733         37,294
   Funds held by trustee                                    884            557
   Receivables                                              346            548
   Other assets                                             224            840
                                                       --------       --------
                                                         23,187         39,239
                                                       --------       --------
    TOTAL ASSETS                                       $143,229       $143,122
                                                       ========       ========
 LIABILITIES AND SHAREHOLDER'S EQUITY

  FINANCIAL SERVICES:
   Accounts payable                                    $  5,709       $  3,480
   Accrued expenses and other liabilities                 3,205          4,286
   Due to affiliates                                        233          1,173
   Notes payable                                         90,336         67,463
                                                       --------       --------
                                                         99,483         76,402
  LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Accrued expenses and other liabilities                   997            771
   Bonds payable, net                                    22,181         38,464
                                                       --------       --------
                                                         23,178         39,235
                                                       --------       --------
    TOTAL LIABILITIES                                   122,661        115,637

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDER'S EQUITY:
   Common stock, $1 par value, 1,000
    shares authorized; 100 shares issued
    and outstanding                                           -              -
   Additional paid-in capital                            20,682         28,711
   Retained deficit                                        (114)        (1,226)
                                                       --------       --------
    Total shareholder's equity                           20,568         27,485
                                                       --------       --------

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $143,229       $143,122
                                                       ========       ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                           ------------------------------  -----------------------------
                                                1997            1996            1997           1996
                                           --------------  --------------  --------------  -------------
 FINANCIAL SERVICES:
   Interest income                                $1,585         $ 1,632         $ 3,948        $ 4,036
   Gain on sales of mortgage loans                 4,397           4,412          10,904         11,531
   Servicing fees                                    244           1,239           1,470          4,046
   Gain on sale of servicing                           -          (1,104)          1,143         (1,104)
   Title fees                                      1,766           1,678           4,710          4,570
   Other, net                                        102               -             259              -
                                                  ------         -------         -------        -------
    Total revenues                                 8,094           7,857          22,434         23,079

   Interest expense-external                       1,074             772           2,333          1,801
   Interest expense-affiliates                       229             232             641            456
   General and administrative                      5,295           6,005          15,788         16,893
   Amortization of mortgage
    servicing rights                                 117             402             390          1,444
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                              272             272             816            816
                                                  ------         -------         -------        -------

    Total expenses                                 6,987           7,683          19,968         21,410
                                                  ------         -------         -------        -------
     Operating income                              1,107             174           2,466          1,669

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Interest income                                   599           2,426           1,769          6,573
   Interest expense                                 (617)         (2,054)         (1,787)        (6,013)
   Other, net                                         18            (362)             22           (549)
                                                  ------         -------         -------        -------
     Operating income                                  -              10               4             11

 TOTAL OPERATING INCOME                            1,107             184           2,470          1,680

   Income tax expense                               (606)           (122)         (1,358)        (1,086)
                                                  ------         -------         -------        -------

 NET INCOME                                       $  501         $    62         $ 1,112        $   594
                                                  ======         =======         =======        =======

              See notes to the consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       NINE MONTHS      NINE MONTHS
                                                          ENDED            ENDED
                                                     SEPT. 30, 1997   SEPT. 30, 1996
                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $     1,112        $     594
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Accretion of net discount on
  mortgage-backed securities                                   (148)          (1,962)
 Amortization                                                 1,510            2,533
 Gain on sales of loans                                     (10,904)         (11,531)
 Mortgage loans closed                                   (1,043,068)        (949,918)
 Proceeds from sales of mortgage loans                    1,023,509          960,537
 (Gain) loss on sales of mortgage
   servicing rights                                          (1,143)           1,104
 Interest accrued and added to bond principal                     -              446
 Other, net                                                   2,214              (44)
                                                        -----------        ---------
 Net cash provided by
  (used in) operating activities                            (26,918)           1,759
                                                        -----------        ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in funds held by trustee                  (327)             265
 Principal payments on mortgage-
  backed securities                                           3,001           14,002
 Proceeds from sales of mortgage-
  backed securities                                          15,126           32,722
 Purchases of office facilities and equipment                  (209)            (115)
 Proceeds from sales of mortgage
  servicing rights                                           11,829           12,316
 Purchases of mortgage servicing rights                           -             (112)
 Other, net                                                     640            1,647
                                                        -----------        ---------
 Net cash provided by investing activities                   30,060           60,725
                                                        -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                        22,873              (64)
 Redemption of bonds                                        (16,431)         (45,800)
 Return of capital/dividend to parent                        (8,029)         (17,422)
 Change in due to affiliates                                   (940)           1,189
                                                        -----------        ---------

 Net cash used in financing activities                       (2,527)         (62,097)
                                                        -----------        ---------

Net increase in cash                                            615              387
Cash, beginning of period                                     3,247            3,656
                                                        -----------        ---------

Cash, end of period                                     $     3,862        $   4,043
                                                        ===========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                         $     4,458        $   7,972
                                                        ===========        =========
Taxes paid during the period, net of refunds            $     2,101        $   1,046
                                                        ===========        =========

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                             ADDITIONAL
                                 COMMON       PAID-IN      RETAINED      TOTAL
                                  STOCK       CAPITAL      DEFICIT      EQUITY
                                 -------     ----------    --------    --------
BALANCE, DECEMBER 31, 1996       $    -       $28,711      $(1,226)    $27,485

 Return of capital                    -        (8,029)           -      (8,029)
 Net income                           -             -        1,112       1,112
                                 ------       -------      -------     -------
BALANCE, SEPTEMBER 30, 1997      $    -       $20,682      $  (114)    $20,568
                                 ======       =======      =======     =======

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

                                   RVN, INC.
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 1997           1996
                                                            --------------  ------------
                                                             (unaudited)
     ASSETS
       Cash and cash equivalents                                   $   14         $   62
       Royalty receivable                                           2,033          1,441
                                                                   ------         ------
          TOTAL ASSETS                                             $2,047         $1,503
                                                                   ======         ======

     LIABILITIES AND SHAREHOLDER'S EQUITY

       Accounts payable and accrued expenses                       $  710         $  530

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value; 3,000 shares
         authorized; 1,000 shares issued and outstanding                1              1
       Additional paid-in capital                                      64             64
       Retained earnings                                            1,272            908
                                                                   ------         ------
          Total shareholder's equity                                1,337            973
                                                                   ------         ------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $2,047         $1,503
                                                                   ======         ======

                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                 THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                 -----------------------------  ----------------------------
                                      1997            1996           1997           1996
                                 ---------------  ------------  ---------------  -----------
 REVENUES:
   Royalty revenue                   $ 5,992       $        -       $ 15,902        $       -
   Other income                            2                -              6                -
                                     -------       ----------       --------        ---------
    Total revenues                     5,994                -         15,908                -

 EXPENSES:
   General and administrative              8                -             28                -
                                     -------       ----------       --------        ---------

 Income before income tax              5,986                -         15,880                -
 Income tax expense                   (2,102)               -         (5,558)               -
                                     -------       ----------       --------        ---------

 NET INCOME                          $ 3,884       $        -       $ 10,322        $       -
                                     =======       ==========       ========        =========

                    See notes to the financial statements.

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       NINE MONTHS     NINE MONTHS
                                                          ENDED           ENDED
                                                     SEPT. 30, 1997   SEPT. 30, 1996
                                                     ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 10,322        $        -
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 Increase in royalty receivables                             (592)                -
 Increase in accounts payable and
  accrued liabilities                                         180                 -
                                                         --------        ----------
 Net cash provided by
  operating activities                                      9,910                 -
                                                         --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend to parent                                        (9,958)                -
                                                         --------        ----------

 Net cash used by
   financing activities                                    (9,958)                -
                                                         --------        ----------

Net increase (decrease) in cash                               (48)                -
Cash, beginning of period                                      62                 -
                                                         --------        ----------

Cash, end of period                                      $     14        $        -
                                                         ========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                          $      -        $        -
                                                         ========        ==========
Taxes paid during the period, net of refunds             $  5,353        $        -
                                                         ========        ==========

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

     NVR capitalized RVN on October 1, 1996. As such, there is no financial information to report for the quarter or year to date period ended September 30, 1996.

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                       ADDITIONAL
                               COMMON   PAID-IN    RETAINED
                               STOCK    CAPITAL    EARNINGS
                               ------  ----------  ---------

BALANCE, DECEMBER 31, 1996     $    1   $      64   $   908

  Net income                        -           -    10,322
  Dividend to parent                -           -    (9,958)
                               ------   ---------   -------
BALANCE, SEPTEMBER 30, 1997    $    1   $      64   $ 1,272
                               ======   =========   =======

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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


CALCULATION OF EBITDA:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                    1997              1996
                                              ----------------  ----------------
     Operating income                                 $19,526           $20,073
     Depreciation                                         840               701
     Amortization of excess reorganization
      value                                             1,613             1,761
     Other non cash expense                             2,000                 -
                                                      -------           -------
     HOMEBUILDING EBITDA                              $23,979           $22,535
                                                      =======           =======
     % OF HOMEBUILDING REVENUES                           7.6%              7.2%

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

     MORTGAGE BANKING FEES:                      1997     1996
                                                ------  --------

        Net gain on sale of loans               $4,397  $ 4,412
        Servicing                                  244    1,239
        Title services                           1,766    1,678
        Loss on sale of servicing rights             -   (1,104)
                                                ------  -------
                                                $6,407  $ 6,225
                                                ======  =======

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

CALCULATION OF HOMEBUILDING EBITDA:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                    1997             1996
                                              ----------------  ---------------
     Operating income                                 $53,897          $51,476
     Depreciation                                       2,531            2,104
     Amortization of excess reorganization
      value                                             4,839            5,283
     Other non-cash expense                             3,000                -
                                                      -------          -------
     HOMEBUILDING EBITDA                              $64,267          $58,863
                                                      =======          =======
     % OF HOMEBUILDING REVENUES                           7.7%             7.4%

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

     MORTGAGE BANKING FEES:                             1997      1996
                                                       -------  --------
        Net gain on sale of loans                      $10,904  $11,531
        Servicing                                        1,470    4,046
        Title services                                   4,710    4,570
        Gain/(loss) on sale of servicing rights          1,143   (1,104)
                                                       -------  -------
                                                       $18,227  $19,043
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

     Under SFAS No. 128, EPS data would have been as follows:

                   THREE MONTHS ENDED SEPT.  30,  NINE MONTHS ENDED SEPT.  30,
                   -----------------------------  ----------------------------
                        1997           1996           1997           1996
                   --------------  -------------  -------------  -------------
    BASIC EPS               $0.77          $0.61          $1.98          $1.41
    DILUTED EPS             $0.68          $0.58          $1.80          $1.36

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

     OTHER ELEMENTS IMPACTING LIQUIDITY

     Subsequent to September 30, 1997, NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR Homes, Inc., itself wholly owned by NVR, purchased substantially all of the assets and assumed certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading builder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November, 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     During the third quarter of 1997, Homes generated revenues of $316,874 compared to revenues of $312,658 in the third quarter of 1996. The change in revenues is primarily due to a 2.0% decrease in the number of homes settled from 1,672 in 1996 to 1,639 in 1997 and to a 3.3% increase in the average settlement price from $186.0 in 1996 to $192.1 in 1997. New orders of 1,366 during the third quarter of 1997 increased 41.0% compared with the 969 new orders generated during the same 1996 period. The increase in new orders is attributable to higher sales in the Company's core Baltimore and Washington markets due to an improved interest rate environment in the current period as compared to the prior year third quarter, as well as to sales associated with the Company's expansion markets.

     Gross profit margins in the third quarter of 1997 increased to 14.1% compared to 13.5% for the same 1996 quarter. The increase in gross profit margins from the prior year quarter was primarily due to more favorable market conditions in certain of the Company's markets as compared to the prior year quarter, and continued emphasis on controlling construction costs.

     SG&A expenses for the third quarter of 1997 increased $8,781 as compared to the same 1996 period, and as a percentage of revenues increased to 9.2% in the 1997 quarter from 6.6% in the 1996 quarter. The increase is partially attributable to a net quarter to quarter increase in costs associated with certain management incentive plans, as well as to costs incurred to grow the Company's expansion markets to full operational levels. Further, beginning on October 1, 1996, Homes incurs royalty expenses for use of the Ryan Homes and NVHomes tradenames based on a percentage of settlement revenues. The tradenames are owned by RVN, Inc., a subsidiary of NVR. During the quarter ended September 30, 1997, Homes incurred royalty expenses totaling $5,992.

     Backlog units and dollars were 2,870 and $553,409, respectively, at September 30, 1997 compared to 2,398 and $436,487, respectively, at September 30, 1996. The increase in backlog units and dollars is primarily attributable to a 23% increase in new orders for the six month period ended September 30, 1997 compared to the same 1996 period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     During the first nine months of 1997, Homes generated revenues of $837,298 compared to revenues of $796,425 in the first nine months of 1996. The increase in revenues was primarily due to a 2.6% increase in the number of homes settled from 4,335 in 1996 to 4,448 in 1997, and to a 2.4% increase in the average settlement price from $182.8 in 1996 to $187.1 in 1997. New orders increased by 13.8% to 4,852 during the first nine months of 1997 compared with 4,262 during the first nine months of 1996. The increase in new orders is attributable to higher sales in the Company's core Baltimore and Washington markets due to an improved interest rate environment in the current period as compared to the prior nine month period, as well as to sales associated with the Company's expansion markets.

     Gross profit margins increased to 13.7% in the first nine months of 1997 compared to 13.4% in the first nine months of 1996. The increase in gross profit margins from the prior year was primarily attributable to more favorable market conditions in certain of the Company's markets, fewer additional weather-related costs incurred in the construction of homes as a result of mild winter weather conditions in Homes' principal markets in the first quarter of 1997 as compared to the first quarter of 1996 and continued emphasis on controlling construction costs.

     SG&A expenses for the period ended September 30, 1997 increased $21,693 as compared to the same 1996 period, and as a percentage of revenues increased to 8.6% in the 1997 period from 6.4% in the 1996 period. The increase is partially attributable to a net period to period increase in costs associated with certain management incentive plans, increased costs that correspond to the aforementioned increase in revenues, and costs incurred to grow the Company's expansion markets to full operational levels. The increase is also due to royalty expenses incurred for use of the Ryan Homes and NVHomes tradenames as explained above. During the nine months ended September 30, 1997, Homes incurred royalty expenses totaling $15,902.

PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLES

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on the nature of the Company's operations, Management does not expect that, upon adoption of SFAS No. 130, future reported comprehensive income will differ materially from future reported net income. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Adoption of SFAS No. 131 will have no impact on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Homes generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The Company has available a $60,000 Working Capital Revolving Credit agreement to fund its working capital needs, under which no amounts were outstanding at September 30, 1997. The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its homebuilding operations.

     OTHER ELEMENTS IMPACTING LIQUIDITY

     Subsequent to September 30, 1997, NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR Homes, Inc., itself wholly owned by NVR, purchased substantially all of the assets and assumed certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading builder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November, 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

NVR FINANCIAL SERVICES, INC. CONSOLIDATED
-----------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.

     NVRFS generated operating income of $1,107 for the three months ended September 30, 1997 compared to operating income of $184 during the same period in 1996. Loan closings were $396,117 and $338,895 during the respective quarters ended September 30, 1997 and 1996, representing an increase of 17% in 1997. This result was achieved despite continued price competition in the mortgage banking market.

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

     MORTGAGE BANKING FEES:                      1997     1996
                                                ------  --------
       Net gain on sale of loans                $4,397  $ 4,412
       Servicing                                   244    1,239
       Title services                            1,766    1,678
       Loss on sale of servicing rights              -   (1,104)
                                                ------  -------
                                                $6,407  $ 6,225
                                                ======  =======

     General and administrative expenses in the current period decreased $710 as compared to the prior period quarter. The decrease was attributable to the reduction in the servicing portfolio in the third quarter of 1996, resulting in lower servicing administrative expenses in the current period, and to improvement in the efficiency of the mortgage banking operations. Further, expenses related to the amortization of mortgage servicing rights decreased $285 as compared to the prior period also due to the servicing portfolio reduction.

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

The total servicing portfolio at September 30, 1997 was $180,327 compared with $583,964 at September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NVRFS generated operating income of $2,470 for the nine months ended September 30, 1997 compared to operating income of $1,680 during the same period in 1996. Loan closings were $1,043,068 and $949,918 during the respective nine month periods in 1997 and 1996, representing an increase of 10%.

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

     MORTGAGE BANKING FEES:                             1997      1996
                                                       -------  --------
       Net gain on sale of loans                       $10,904  $11,531
       Servicing                                         1,470    4,046
       Title services                                    4,710    4,570
       Gain/(loss) on sale of servicing rights           1,143   (1,104)
                                                       -------  -------
                                                       $18,227  $19,043
                                                       =======  =======

     The decrease in mortgage banking fees was partially offset by a current period reduction in expenses related to the amortization of mortgage servicing rights of $1,054 as compared to the prior period due to the reduction in the size of the Company's servicing portfolio as described below. Further, general and administrative expenses in the current period decreased $1,105 as compared to the prior period quarter. The decrease was attributable to the reduction in the servicing portfolio in the third quarter of 1996, resulting in lower servicing administrative expenses in the current period, and to improvement in the efficiency of the mortgage banking operations.

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

PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLES

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on the nature of the Company's operations, Management does not expect that, upon adoption of SFAS No. 130, future reported comprehensive income will differ materially from future reported net income. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Adoption of SFAS No. 131 will have no impact on the Company's results of operations or financial condition.

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

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     On October 1, 1996, NVR, Inc. ("NVR") capitalized RVN, Inc. ("RVN"), a Delaware holding company, with $65 in cash and the Ryan Homes and NVHomes tradenames (the "Tradenames"). Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. ("Homes"), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Tradenames to market homes. RVN earns 100% of its revenue from Homes. RVN earned royalty revenues of $5,992 and $15,902 during the quarter ended September 30, 1997 and the nine months ended September 30, 1997, respectively, and has no significant other income or general and administrative expenses.

PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLES

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on the nature of the Company's operations, Management does not expect that, upon adoption of SFAS No. 130, future reported comprehensive income will differ materially from future reported net income. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Adoption of SFAS No. 131 will have no impact on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended September 30, 1997, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

                                    PART II
                                    -------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

          A.   11.  Computation of Earnings per Share.


          B.   27.  Financial Data Schedule.


          C. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION                                               PAGE
-------        ---------------------------------                         ----

11             Computation of Earnings per Share                           34

27             Financial Data Schedule                                     35

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