Form 10-K405
period 1997-12-31
NVR INC
filed 1998-03-09
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
            (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ____ to _______________

                         Commission file number 1-12378

                                    NVR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                            54-1394360
-------------------------------------                ---------------------------
(State or other jurisdiction of                                 (IRS employer
incorporation or organization)                            identification number)


                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            ____________________

            Securities registered pursuant to Section 12(b) of the Act:
         --------------------------------------------------------------

     Title of each class                                Name of each exchange on
     -------------------                               -------------------------
                                                          which registered
                                                          ----------------
Common stock, par value $0.01 per share                American Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:  None
      -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of February 24 1998 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange was approximately $323 million. As of February 24, 1998 there were 11,515,562 total shares of common stock outstanding.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No____
                            -----

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT OF NVR, INC. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                              Page 1 of 266 pages
                     The Exhibit Index begins on page 24.

                                     INDEX

PART I                                                                                PAGE
------                                                                                ----
Item 1.   Business..................................................................    3
Item 2.   Properties................................................................    6
Item 3.   Legal Proceedings.........................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.......................    7
          Executive Officers of the Registrant......................................    7

PART II
-------

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.....    8
Item 6.   Selected Financial Data...................................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................   11
Item 8.   Financial Statements and Supplementary Data...............................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure......................................................   22

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant........................   22
Item 11.  Executive Compensation....................................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and Management............   22
Item 13.  Certain Relationships and Related Transactions............................   22

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   23

                                     PART I
                                     ------
ITEM 1.   BUSINESS
-------   --------


GENERAL

     NVR, Inc. ("NVR" or the "Company"), formed in 1980 as NVHomes, Inc. ("NVH"), is a holding company that currently operates, through its subsidiaries, in two business segments: 1) the construction and marketing of homes and 2) mortgage banking. Unless the context otherwise requires, references to "NVR" or the "Company" include its subsidiaries.

     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived an aggregate of approximately 66% and 72% of its 1997 and 1996 homebuilding revenues, respectively. NVR's homebuilding operations construct and sell single-family detached homes, townhomes and condominium buildings in three distinct product lines, through two divisions and one wholly owned subsidiary:
Ryan Homes, NVHomes and Fox Ridge Homes, Inc. ("Fox Ridge"). Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers. Fox Ridge, acquired by NVR on October 31, 1997, builds moderately priced homes in Nashville, Tennessee and markets its homes primarily to first-time buyers (see Item 7, Management's Discussion and Analysis, and Note 2 to the consolidated financial statements for further information related to the acquisition of Fox Ridge). In 1997, the average price of a unit settled by NVR was approximately $187,700.

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

     In addition to building and selling homes, NVR provides a number of mortgage-related services through its national mortgage banking operations, which operate in 15 states. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 43% of the aggregate dollar amount of loans closed in 1997. In 1997, NVR's mortgage banking business closed approximately 12,300 loans with an aggregate principal amount of approximately $1.49 billion. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets. During 1997, NVR sold the remaining portion of its core mortgage servicing portfolio, and intends to sell future originated mortgage servicing rights on a flow basis in order to concentrate its mortgage banking operations on the primary business of providing mortgage financing to NVR and other homebuyers. The total servicing portfolio balance at December 31, 1997 has been reduced to approximately $224 million. NVR's mortgage banking business generates revenues primarily from origination fees, gains on marketing of loans, title fees, and sales of servicing rights.

     Segment information for NVR's homebuilding and mortgage banking businesses is included in note 3 to NVR's consolidated financial statements.

HOMEBUILDING

     PRODUCTS

     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs which have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from 985 to 5,410 square feet, with two to five bedrooms, and are priced from approximately $70,000 to $640,000.

     MARKETS

     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                              CONTRACTS FOR SALE
                                  SETTLEMENTS               (NET OF CANCELLATIONS)
                            YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                        ------------------------------  -------------------------------
REGION                    1997        1996       1995      1997         1996      1995
------                  --------   --------   --------  ---------   ---------   -------
Washington/Baltimore       3,774      3,834      3,375      4,084      3,751     3,842
Other (1)                  2,333      1,861      1,482      2,602      1,939     1,764
                           -----      -----      -----      -----      -----     -----

Total                      6,107      5,695      4,857      6,686      5,690     5,606
                           =====      =====      =====      =====      =====     =====

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

MORTGAGE BANKING

     NVR provides a number of mortgage related services to its homebuilding customers and to other customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate companies which broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees.

     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly-owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance") is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. The size of its servicing portfolio has decreased to approximately $224 million in principal amount of loans being serviced at the end of 1997, from $579 million at the end of 1996, due to the sale of its core mortgage servicing portfolio during 1997. NVR's mortgage banking operations intend to sell future originated mortgage servicing rights on a flow basis in order to concentrate its mortgage banking operations on the primary business of providing mortgage financing to NVR and other homebuyers.

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

     COMPETITION AND MARKET FACTORS

     NVR's mortgage banking operations operate in 15 states and have 23 offices. Their main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

EMPLOYEES

     At December 31, 1997, NVR employed 2,013 full-time persons, of whom 630 were officers and management personnel, 145 were technical and construction personnel, 363 were sales personnel, 383 were administrative personnel and 492 were engaged in various other service and labor activities. None of the Company's employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes that its employee relations are good.


ITEM 2.   PROPERTIES
-------   ----------

     NVR's executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one-half year term expiring in March 2005.

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

     NVR's manufacturing facilities are located in Thurmont, Maryland; Farmington, New York; Clover, South Carolina and Darlington, Pennsylvania. NVR has leased the Thurmont and Farmington manufacturing facilities for a term expiring in 2014 with various options for extension of the leases and for the purchase of the facilities. The Clover and Darlington leases expire in 2002 and 2005, respectively, and also contain various options for extensions of the leases and for the purchase of the facilities.

     NVR also leases office space in 66 locations in 16 states for field offices, mortgage banking and title services branches and certain model homes under leases expiring at various times through 2007. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

ITEM 3.   LEGAL PROCEEDINGS
-------   ------------------

     NVR and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, this litigation will not have any material adverse effect on the financial position or results of operations of NVR.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

     NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth pertinent information with respect to the executive officers of NVR.

     NAME                 AGE              POSITIONS
     ----                 ---              ---------
     Dwight C. Schar       56  Chairman of the Board, President and Chief Executive Officer of NVR

     William J. Inman      50  President of NVR Financial Services, Inc.

     James M. Sack         47  Vice President, Secretary and General Counsel of NVR

     Paul C. Saville       42  Senior Vice President Finance and Chief Financial Officer

     Dennis M. Seremet     42  Vice President and Controller of NVR

     Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

     William J. Inman has been president of NVR Financial Services, Inc. ("NVRFS") since September 30, 1993 and NVR Mortgage Finance, Inc. since January 1992.

     James M. Sack has been vice president, secretary and general counsel of NVR since September 30, 1993. Mr. Sack is currently principal of the law firm Sack & Associates, P.C. in McLean, Virginia.

     Paul C. Saville has been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993.

     Dennis M. Seremet has been vice president and controller of NVR since April 1, 1995. Mr. Seremet also currently serves as vice president finance of NVR Homes, Inc., to which he was appointed on September 30, 1993.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------  ----------------------------------------------------------------------

     NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 1997 and 1996 as reported by the AMEX.

                                                           HIGH         LOW
                                                           ----         ----
     PRICES PER SHARE:

          1996:
               First Quarter.........................         11        9-1/8
               Second Quarter........................     11-1/8        9-1/2
               Third Quarter.........................         11       9-3/16
               Fourth Quarter........................         13        8-7/8


          1997:
               First Quarter.........................     15-5/8       12-1/4
               Second Quarter........................         16       12-1/4
               Third Quarter.........................     27-3/4           15
               Fourth Quarter........................    25-7/16       20-3/4

     As of the close of business on February 24, 1998, there were 1,128 shareholders of record.

     NVR has not paid any cash dividends on its shares of common stock during the years 1997 or 1996. NVR's bank indebtedness and the indenture governing NVR's 11% Senior Notes due 2003 contain restrictions on the ability of NVR to pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA (dollars in thousands, except per Share/Unit
-------  -----------------------
amounts)

     The following tables set forth selected consolidated financial information for NVR. The selected statement of operations and balance sheet data have been extracted from NVR's consolidated financial statements for each of the periods presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

                                                           (SUCCESSOR) (1)                               (PREDECESSOR)(1)
                                                        (POST-REORGANIZATION)                          (PRE-REORGANIZATION)
                                   -----------------------------------------------------------------------------------------
                                                                                           THREE MONTHS     NINE MONTHS
                                                     YEAR ENDED                                ENDED            ENDED
                                   -------------------------------------------------------
                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                       1997          1996          1995          1994           1993           1993(2)
                                   ------------  ------------  ------------  -------------  -------------  ------------
STATEMENT OF OPERATIONS DATA:
HOMEBUILDING DATA:
 Revenues                            $1,154,022    $1,045,930      $869,119      $820,915       $209,466       $528,418
 Gross profits (3)                      158,167       139,675       118,084       104,827         19,083         62,064
MORTGAGE BANKING:
 Mortgage banking fees (4)               25,946        24,029        26,297        25,118          4,354         26,573
 Interest income                          6,415         5,351         4,744         5,288          2,256          1,919
 Interest expense                         3,544         2,249         2,090         2,364          1,557          2,296
CONSOLIDATED DATA:
 Income (loss) before
  discontinued
  operations and extraordinary
   gains                             $   28,879    $   25,781      $ 16,400      $  9,018       $ (7,010)      $(17,178)
 Income (loss) before
  discontinued
  operations and extraordinary
   gains
  per Share/Unit (5)                      $2.18         $1.70         $1.06         $0.53         $(0.40)        $(0.57)

                                                        DECEMBER 31,
                                     ------------------------------------------------------------------
                                        1997          1996           1995          1994       1993 (2)
                                     ----------    ----------    ----------     ---------     ---------
CONSOLIDATED BALANCE SHEET DATA:
 Homebuilding inventory              $  224,041    $  171,693    $  154,713      $109,538     $116,389
 Total assets (6)                       564,621       501,165       513,598       446,942      558,091
 Notes and loans payable (6)            248,138       201,592       221,295       184,414      297,208
 Equity (7)                             144,640       152,010       146,180       129,522      134,797

(1) Under NVR L.P.'s (the "Predecessor") plan of reorganization (the "Plan") that was completed on September 30, 1993 (the "Effective Date"), the Predecessor, which was a master limited partnership, was reorganized as a corporation (the "Incorporation Transaction"). The Incorporation Transaction included the merger of Ryan Homes, Inc. ("RHI") into NVR, Inc., (the "Successor") a newly formed Virginia corporation. NVR, Inc. then succeeded to all of the assets and liabilities of the Predecessor (the "Merger") on the Effective Date. In connection with the Plan and following a series of other consolidation and merger transactions, NVR, Inc. conducts substantially all of its homebuilding operations in NVR Homes, Inc. ("Homes"), NVR's wholly-owned homebuilding company, and its mortgage banking operations in NVR Financial Services, Inc. ("NVRFS"), NVR's wholly owned mortgage banking holding company. Unless the context otherwise requires, "NVR" or the "Company" refers to NVR L.P. prior to the Merger and to NVR, Inc. after the Merger.

(2) Effective September 30, 1993, NVR Savings Bank, F.S.B. ("NVRSB") is presented on a discontinued operations basis. Statement of operations and balance sheet data for prior periods have been reclassified to reflect this change. In March, 1994 NVR completed the sale of the assets and liabilities of NVRSB to a financial institution.

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

(4) Effective January 1, 1995, NVR adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting For Mortgage Servicing Rights. SFAS No. 122, as superseded by SFAS No. 125, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. Retroactive application of SFAS No. 122 to periods prior to the fiscal year of adoption is prohibited, and thus, mortgage banking fees for the years ended December 31, 1997, 1996 and 1995 are not directly comparable to prior periods. For the years ended December 31, 1997, 1996 and 1995, application of SFAS No. 122 increased (decreased) mortgage banking fees by $(928), $906 and $1,717, respectively.

(5) In connection with the effectiveness of the Plan, NVR was reorganized as a corporation and 17,057,326 common shares were issued and outstanding on September 30, 1993. For the years ended December 31, 1997, 1996, 1995 and 1994, and for the three months ended December 31, 1993, income (loss) from continuing operations per share was computed based on 13,244,677, 15,137,009, 15,405,263, 17,097,172 and 17,690,553 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding. The weighted average number of Units outstanding and the weighted average number of Unit equivalents, which include option rights and warrants, were approximately 30,396,000 for the nine months ended September 30, 1993. The weighted average number of shares and share equivalents and the weighted average number of units and unit equivalents were calculated based upon the requirements of SFAS No. 128, Earnings per Share, for all periods presented and represent the shares/units and share/unit equivalents used to calculate diluted earnings per share before discontinued operations and extraordinary gains. Prior year earnings per share data has been restated to conform with the requirements of SFAS No. 128.

(6) Effective in the fourth quarter of 1996, the Limited Purpose Financing Subsidiaries are presented on a net basis. Accordingly, balance sheet data for prior periods have been reclassified to reflect this change. See note 1 to the accompanying consolidated financial statements.

(7) On September 30, 1993, the preferred partnership interests and the Units, including the Units issued in connection with NVR's subordinated debt-for-equity exchange, were exchanged for 17,057,326 common shares with an aggregate fair value on the date of the exchange of $130,000. No cash dividends for common stock were declared for any of the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
         (dollars in thousands except per share data)
         --------------------------------------------

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-K, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, certain conditions in financial markets, technological problems encountered with the Year 2000 Issue (defined below) and other factors over which the Company has little or no control.

NVR, INC. CONSOLIDATED
----------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and mortgage banking. The results of these two segments are discussed separately below. Holding company general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

HOMEBUILDING SEGMENT

     Homebuilding revenues for 1997 increased 10.3% to $1,154,022 from $1,045,930 in 1996. The increase in revenues was primarily due to a 7.2% increase in the number of homes settled from 5,695 in 1996 to 6,107 in 1997 and to a 2.7% increase in the average settlement price from $182.7 in 1996 to $187.7 in 1997. New orders for 1997 increased 17.5% to 6,686 compared with 5,690 in 1996. The increase in new orders is attributed to a more favorable interest rate environment in the current year compared to the prior year, and to sales associated with the Company's expansion markets. Homebuilding revenues for 1996 increased 20.3% to $1,045,930 from $869,119 in 1995. The increase in revenues was primarily due to a 17.3% increase in the number of homes settled from 4,857 in 1995 to 5,695 in 1996 and to a 2.8% increase in the average settlement price from $177.7 in 1995 to $182.7 in 1996. New orders for 1996 increased 1.5% to 5,690 compared with 5,606 in 1995.

     Gross profit margins increased to 13.7% in 1997 compared to 13.4% in 1996. The increase in gross profit margins from that experienced in 1996 was primarily attributable to more favorable market conditions in certain of the Company's markets, fewer additional weather-related costs incurred in the construction of homes as a result of mild winter weather conditions in NVR's principal markets in the first quarter of 1997 as compared to the first quarter of 1996, and continued emphasis on controlling construction costs. Gross profit margins decreased to 13.4% in 1996 compared to 13.6% in 1995. The decrease in gross profit margins in 1996 from the 1995 year was primarily attributable to more competitive market conditions in certain of the Company's markets and, to a lesser extent, higher lumber costs.

     SG&A expenses for 1997 increased $16,047 to $87,231 from $71,184 in 1996, and as a percentage of revenues increased to 7.8% in 1997 from 6.8% in 1996.
The dollar increase is partially due to increased costs that correspond to the aforementioned increase in revenues, and costs incurred to grow the Company's expansion markets to full operational levels. Further, the higher SG&A is also attributable to an increase of approximately $6,000 for a non-cash expense associated with an equity based management incentive plan, and to a non-recurring $1,600 incentive payment earned by the Company's Board of Directors pursuant to the terms of the Company's Plan of Reorganization that became effective on September 30, 1993. SG&A expenses for 1996 increased $7,984 to $71,184 from $63,200 in 1995, but as a percentage of revenues decreased from 7.3% in 1995 to 6.8% in 1996. The dollar increase in SG&A expenses in 1996 was primarily due to increased costs that correspond to the aforementioned increase in revenues.

     Backlog units and dollars were 3,195 and $623,705, respectively, at December 31, 1997 compared to backlog units of 2,466 and dollars of $453,211 at December 31, 1996. The increase in backlog dollars and units was primarily due to a 33.5% increase in new orders for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. Backlog units and dollars were 2,466 and $453,211, respectively, at December 31, 1996 compared to backlog units of 2,471 and dollars of $442,268 at December 31, 1995. The increase in backlog dollars was primarily due to a 2.6% increase in the average sales prices during 1996 as compared to the same 1995 period.

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

CALCULATION OF HOMEBUILDING EBITDA:
                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                1997      1996      1995
                                              --------  --------  --------
     Operating income                         $65,533   $62,755   $49,413
     Depreciation                               3,588     2,863     2,211
     Amortization of excess reorganization
      value/goodwill                            6,635     7,048     7,048
     Other non-cash items                       7,986     2,239     1,740
                                              -------   -------   -------
     Homebuilding EBITDA                      $83,742   $74,905   $60,412
                                              =======   =======   =======
     % of Homebuilding revenues                   7.3%      7.2%      7.0%

     Homebuilding EBITDA in 1997 was 11.8% higher than in 1996, and as a percentage of revenues increased from 7.2% in 1996 to 7.3% in 1997. Homebuilding EBITDA in 1996 was 24.0% higher than in 1995, and as a percentage of revenues increased from 7.0% to 7.2%.

MORTGAGE BANKING SEGMENT

     The mortgage banking segment generated operating income of $4,767 for the year ended December 31, 1997 compared to operating income of $2,583 during the year ended December 31, 1996 and operating income of $1,162 during the year ended December 31, 1995. Mortgage loan closings were $1,485,763, $1,243,945 and $1,092,676 during the respective years ended December 31, 1997, 1996 and 1995. The increases in operating income and mortgage loan closings were achieved despite continued strong price competition.

     Mortgage banking fees increased $1,917 when comparing 1997 and 1996 and decreased $2,268 when comparing 1996 and 1995. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                 1997    1996     1995
                                     -------  -------  -------
 Net gain on sale of loans           $16,731  $14,401   $8,320
 Servicing                             1,733    4,894    7,128
 Title services                        6,413    5,928    5,315
 Gain (loss) on sale of servicing      1,069   (1,194)   5,534
                                     -------  -------  -------
                                     $25,946  $24,029  $26,297
                                     =======  =======  =======

     Effective during the second quarter of 1997, the mortgage banking operations sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage financing and related services to NVR and other homebuyers.

     Mortgage banking fees in 1997 were higher in comparison to 1996, primarily as a result of higher gain on sale of loans. The higher gain on sale of loans can be attributed to increased loan closings and higher servicing values realized through the sale of mortgage servicing rights. These gains were partially offset by the lower servicing fee revenues resulting from the reduction in the mortgage servicing portfolio. Operating income was higher in 1997 in comparison to 1996 as a result of the increase in mortgage loan closings noted above and other income from a joint venture which effectively began operations during 1997.

     Mortgage banking fees in 1996 were lower in comparison to 1995, which was primarily attributable to the loss on sale of servicing rights and lower servicing fee revenues resulting from the reduction in the mortgage loan servicing portfolio. These lower revenues were partially offset by the improved marketing results on the sale of mortgage loans and higher servicing values realized through the sale of mortgage servicing rights recognized under Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Operating income was higher in 1996 in comparison to 1995 as a result of the cost cutting measures enacted by the mortgage banking group during 1996 and the increase in mortgage loan closings noted above.

SEASONALITY

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters, and the highest numbers of settlements historically have occurred in the second, third and fourth quarters. Because NVR's mortgage banking operations generate part of their business from NVR's homebuilding operations and from other homebuilders affected by seasonality, to the extent that homebuilding is affected by seasonality, mortgage banking operations may also be affected. The existence of mortgage banking and title services offices outside of the Middle Atlantic region and the existence of third-party business tend to reduce the effects of seasonality on the results of NVR's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on the nature of the Company's operations, Management does not expect that, upon adoption of SFAS No. 130, future reported comprehensive income will differ materially from future reported net income. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Adoption of SFAS No. 131 will have no impact on the Company's results of operations or financial condition.

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its review. Based on a preliminary assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a credit facility. The homebuilding segment has available a $60,000 unsecured Working Capital Revolving Credit Agreement that expires in May 2000 to fund its working capital needs, under which no amounts were outstanding at December 31, 1997.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $125,000 mortgage warehouse facility to fund its mortgage origination activities, under which $77,765 was outstanding at December 31, 1997. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $145,000 of borrowing capacity in such uncommitted and committed facilities. There was an aggregate of $30,628 outstanding under such gestation and repurchase agreements at December 31, 1997.

     On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400 million of the Company's debt securities. The shelf registration statement was declared effective on February 28, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated
debt.   To date, no debt securities have been issued under the shelf registration statement.

     Various debt agreements limit the ability of NVR's subsidiaries to transfer funds to NVR in the form of dividends, loans or advances. NVR's subsidiaries had net assets (after intercompany eliminations) of $261,806 as of December 31, 1997, that were so restricted.

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 1997, NVR's operating activities used cash of $15,025 for this period. The cash was used primarily to increase homebuilding inventory due to a general increase in the Company's business activity. Further, cash was also used due to an increase in mortgage loans held for sale which was related to a 19% increase in mortgage loan closings during 1997 compared to fiscal year 1996's loan closing volume.

     Net cash provided by investing activities was $19,165 for the year ended December 31, 1997. The primary sources of cash were principal payments on and proceeds from the sale of mortgage-backed securities, which are primarily used for the redemption of bonds as discussed below, and proceeds from the sale of mortgage servicing rights. The primary use of cash for investment activities involved the Company's acquisition of Fox Ridge Homes, Inc. on October 31, 1997. NVR Fox Ridge, Inc., ("Fox Ridge"), a wholly owned subsidiary of NVR Homes, Inc., itself wholly owned by NVR, purchased substantially all of the assets and assumed certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a home builder in Nashville, Tennessee. In addition to Fox Ridge assuming approximately $11,000 of FRH's construction debt plus certain other liabilities, Fox Ridge paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999, and 2000, including accrued interest.

     Net cash used for financing activities was $33,195 for the year ended December 31, 1997. Cash was primarily used for NVR's purchase of approximately
2.8 million shares of its common stock for an aggregate purchase price of $45,545 during the year ended December 31, 1997. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements. NVR had net borrowings under the mortgage banking credit lines of approximately $40,930 used to finance mortgage loan inventory. The Company also repaid the $11,000 construction loan assumed in the acquisition of Fox Ridge noted above. Cash was also used for the redemption of collateralized bonds using cash provided by the related mortgage backed securities as discussed above.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

NVR FINANCIAL SERVICES, INC.
----------------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"), and through its subsidiaries, conducts all of NVR's mortgage banking operations.

     NVRFS generated operating income of $3,930 for the year ended December 31, 1997 compared to operating income of $1,785 during the year ended December 31, 1996 and operating income of $978 during the year ended December 31, 1995. Mortgage loan closings were $1,485,763, $1,243,945 and $1,092,676 during the respective years ended December 31, 1997, 1996 and 1995. The increases in operating income and mortgage loan closings were achieved despite continued strong price competition.

     Mortgage banking fees increased $1,917 when comparing 1997 and 1996 and decreased $2,268 when comparing 1996 and 1995. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                1997      1996     1995
                                     -------  -------- -------
 Net gain on sale of loans           $16,731  $14,401  $ 8,320
 Servicing                             1,733    4,894    7,128
 Title services                        6,413    5,928    5,315
 Gain (loss) on sale of servicing      1,069   (1,194)   5,534
                                     -------  -------  -------
                                     $25,946  $24,029  $26,297
                                     =======  =======  =======

     Effective during the second quarter of 1997, NVRFS sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage financing and related services to NVR and other homebuyers.

     Mortgage banking fees in 1997 were higher in comparison to 1996, primarily as a result of higher gain on sale of loans. The higher gain on sale of loans can be attributed to increased loan closings and higher servicing values realized through the sale of mortgage servicing rights. These gains were partially offset by the lower servicing fee revenues resulting from the reduction in the mortgage servicing portfolio. Operating income was higher in 1997 in comparison to 1996 as a result of the increase in mortgage loan closings noted above and other income from a joint venture which effectively began operations during 1997.

     Mortgage banking fees in 1996 were lower in comparison to 1995, which was primarily attributable to the loss on sale of servicing rights and lower servicing fee revenues resulting from the reduction in the mortgage loan servicing portfolio. These lower revenues were partially offset by the improved marketing results on the sale of mortgage loans and higher servicing values realized through the sale of mortgage servicing rights recognized under Statement of Financial Accounting Standards ("SFAS")

No. 122, Accounting for Mortgage Servicing Rights. Operating income was higher in 1996 in comparison to 1995 as a result of the cost cutting measures enacted by the mortgage banking group during 1996 and the increase in mortgage loan closings noted above.

RECENT ACCOUNTING PRONOUNCEMENTS

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

SEASONALITY

     Because NVRFS's mortgage banking operations generate part of their business from NVR's homebuilding operations and from other homebuilders affected by seasonality, to the extent that homebuilding is affected by seasonality, mortgage banking operations may also be affected. The existence of mortgage banking and title services offices outside of the Middle Atlantic region and the existence of third-party business tend to reduce the effects of seasonality on the results of NVRFS's operations.

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its review. Based on a preliminary assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Mortgage Finance, Inc. ("NVR Finance") has available a $125,000 mortgage warehouse facility to fund its mortgage origination activities, under which $77,765 was outstanding at December 31, 1997. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $145,000 of borrowing capacity in such uncommitted and committed facilities. There was an aggregate of $30,628 outstanding under such gestation and repurchase agreements at December 31, 1997.

     Various debt agreements limit the ability of NVRFS to transfer funds to NVR in the form of dividends, loans or advances. NVRFS had net assets (after intercompany eliminations) of $8,750 as of December 31, 1997, that were so restricted.

     As shown in NVRFS's consolidated statement of cash flows for the year ended December 31, 1997, operating activities used cash of $47,104 for this period. The cash was used primarily to increase mortgage loans held for sale which was related to a 19% increase in mortgage loan closings during 1997 compared to fiscal year 1996's loan closing volume.

     Net cash provided by investing activities was $34,373 for the year ended December 31, 1997. The primary sources of cash were principal payments on and proceeds from the sale of mortgage-backed securities, which are primarily used for the redemption of bonds as discussed below, and proceeds from the sale of mortgage servicing rights.

     Net cash provided by financing activities was $13,525 for the year ended December 31, 1997. Cash was primarily used for the redemption of collateralized bonds using cash provided by the related mortgage backed securities as discussed above. NVRFS also issued dividends of $8,329 to NVR during the year ended December 31, 1997. Offsetting the cash outflows were net borrowings under the mortgage banking credit lines of approximately $40,930 used to finance mortgage loan inventory.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service.

NVR HOMES, INC. CONSOLIDATED
----------------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     NVR Homes, Inc. ("Homes") is a wholly owned subsidiary of NVR, Inc. ("NVR"), and conducts all of NVR's homebuilding operations.

     Homes' revenues for 1997 increased 10.3% to $1,154,022 from $1,045,930 in 1996. The increase in revenues was primarily due to a 7.2% increase in the number of homes settled from 5,695 in 1996 to 6,107 in 1997 and to a 2.7% increase in the average settlement price from $182.7 in 1996 to $187.7 in 1997. New orders for 1997 increased 17.5% to 6,686 compared with 5,690 in 1996. The increase in new orders is attributed to a more favorable interest rate environment in the current year compared to the prior year, and to sales associated with the Company's expansion markets. Homebuilding revenues for 1996 increased 20.3% to $1,045,930 from $869,119 in 1995. The increase in revenues was primarily due to a 17.3% increase in the number of homes settled from 4,857 in 1995 to 5,695 in 1996 and to a 2.8% increase in the average settlement price from $177.7 in 1995 to $182.7 in 1996. New orders for 1996 increased 1.5% to 5,690 compared with 5,606 in 1995.

     Gross profit margins increased to 13.7% in 1997 compared to 13.4% in 1996. The increase in gross profit margins from that experienced in 1996 was primarily attributable to more favorable market conditions in certain of the Company's markets, fewer additional weather-related costs incurred in the construction of homes as a result of mild winter weather conditions in Homes' principal markets in the first quarter of 1997 as compared to the first quarter of 1996, and continued emphasis on controlling construction costs. Gross profit margins decreased to 13.4% in 1996 compared to 13.6% in 1995. The decrease in gross profit margins in 1996 from the 1995 year was primarily attributable to more competitive market conditions in certain of the Company's markets and, to a lesser extent, higher lumber costs.

     SG&A expenses for 1997 increased $33,141 to $108,236 from $75,095 in 1996, and as a percentage of revenues increased to 9.4% in 1997 from 7.2% in 1996.
The dollar increase is partially due to increased costs that correspond to the aforementioned increase in revenues, and costs incurred to grow the Company's expansion markets to full operational levels. Further, beginning on October 1, 1996, Homes incurs royalty expenses for use of the Ryan Homes and NVHomes
tradenames based on a percentage of settlement revenues.   The tradenames are
owned by RVN, Inc., a subsidiary of NVR. During the years ended December 31, 1997 and 1996, Homes incurred royalty expenses totaling $21,687 and $4,711,
respectively.   SG&A expenses for 1996 increased $13,204 to $75,095 from $61,891 in 1995, and as a percentage of revenues increased from 7.1% in 1995 to 7.2% in 1996. The dollar increase in SG&A expenses in 1996 was primarily due to increased costs that correspond to the aforementioned increase in revenues, and to the royalty expenses described above.

     Backlog units and dollars were 3,195 and $623,705, respectively, at December 31, 1997 compared to backlog units of 2,466 and dollars of $453,211 at December 31, 1996. The increase in backlog dollars and units was primarily due to a 33.5% increase in new orders for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. Backlog units and dollars were 2,466 and $453,211, respectively, at December 31, 1996 compared to backlog units of 2,471 and dollars of $442,268 at December 31, 1995. The increase in backlog dollars was primarily due to a 2.6% increase in the average sales prices during 1996 as compared to the same 1995 period.

SEASONALITY

     The results of the Company's operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters, and the highest numbers of settlements historically have occurred in the second, third and fourth quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its review. Based on a preliminary assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Homes' generally provides for its working capital cash requirements using cash generated from operations and a credit facility. The Company has available a $60,000 unsecured Working Capital Revolving Credit Agreement that expires in May 2000 to fund its working capital needs, under which no amounts were outstanding at December 31, 1997.

     Various debt agreements limit the ability of Homes to transfer funds to NVR in the form of dividends, loans or advances. Homes had net assets (after intercompany eliminations) of $253,056 as of December 31, 1997, that were so restricted.

     As shown in Homes' consolidated statement of cash flows for the year ended December 31, 1997, operating activities provided cash of $3,350 for this period. Operating cash generated during the period was used to increase homebuilding inventory due to a general increase in the Company's business activity.

     Net cash used by investing activities was $15,087 for the year ended December 31, 1997. The primary use of cash for investment activities involved
the Company's acquisition of Fox Ridge Homes, Inc. on October 31, 1997.   NVR
Fox Ridge, Inc., ("Fox Ridge"), a wholly owned subsidiary of Homes, purchased substantially all of the assets and assumed certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a home builder in Nashville, Tennessee. In addition to Fox Ridge assuming approximately $11,000 of FRH's construction debt plus certain other liabilities, Fox Ridge paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price.
The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999, and 2000, including accrued interest.

     Net cash used for financing activities was $18,061 for the year ended December 31, 1997. Cash was primarily used to repay the $11,000 construction loan assumed in the acquisition of Fox Ridge noted above. Cash was also used to repay non-interest bearing intercompany advances from NVR.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service in its homebuilding operations.

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED DECEMBER 31, 1996

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

     RVN earned royalty revenues of $21,687 for the year ended December 31, 1997 compared to $4,711 for the three months ended December 31, 1996. The increase was attributable to earning royalty revenue on a full year of Homes' settlement revenues as compared to only three months of operation in the 1996 calendar year. RVN has no significant other income or general and administrative expenses.

SEASONALITY AND CERTAIN CONCENTRATIONS

     RVN earns 100% of its revenue from Homes.   As Homes' revenues are affected
by seasonality, RVN is similarly affected. Homes' homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. Homes historically has entered into more sales contracts in this region during the first and second quarters, and the highest numbers of settlements historically have occurred in the second, third and fourth quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its review. Based on a preliminary assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the year ended December 31, 1997, operating activities provided cash of $13,659 for this period, and was derived substantially by net income. Net cash used for financing activities was $13,710, which reflects aggregate dividend payments issued to NVR during 1997. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

FOX RIDGE HOMES, INC.
---------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor") in November, 1997. To consummate the purchase on October 31, 1997 (the "Purchase Date"), Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

     Fox Ridge accounted for this acquisition using the purchase method, which resulted in a new basis of accounting for the assets and liabilities assumed at the Purchase Date. Excess of amounts paid for the business acquisition over the net fair value of the assets acquired and the liabilities assumed ("Goodwill") generated pursuant to the Purchase Transaction is being amortized using the straight line method over 10 years.

     The below analysis of the results of operations includes combined results of the Predecessor and the Successor for the year ended December 31, 1997.

     Fox Ridge revenues for 1997 decreased 13.3% to $47,617 from $54,891 in 1996. The decrease in revenues was primarily due to a 21.8% decrease in the number of homes settled from 436 in 1996 to 341 in 1997, which was partially offset by a 10.9% increase in average settlement price from $125.9 in 1996 to $139.6 in 1997. New orders for 1997 increased 11.1% to 360 compared with 324 in 1996 due to a more favorable interest rate environment in the current year compared to the prior year. Revenues for 1996 increased 42.1% to $54,891 from $38,622 in 1995. The increase in revenues was primarily due to a 36.3% increase in the number of homes settled from 320 in 1995 to 436 in 1996 and to a 4.3% increase in the average settlement price from $120.7 in 1995 to $125.9 in 1996. New orders for 1996 decreased

23.0% to 324 compared with 421 in 1995. The large number of new orders in 1995 were the result of extremely favorable overall market conditions in the Nashville, Tennessee market. Market conditions returned to more normal sustainable levels during 1996.

     Gross profit margins decreased to 19.0% in 1997 compared to 21.5% in 1996. The decrease in gross profit margins is primarily attributable to more competitive market conditions and to a lessor extent an increase in finished lot costs. Gross profit margins decreased to 21.5% in 1996 compared to 22.2% in 1995 primarily due to an increase in finished lot costs.

     SG&A expenses for 1997 increased $208 to $5,694 from $5,486 in 1996. The dollar increase is primarily due to the amortization of goodwill for the two months ended December 31, 1997 as described above. SG&A expenses for 1996 increased $927 to $5,486 from $4,559 in 1995, and as a percentage of revenues decreased to 10.0% in 1996 from 11.8% in 1995. The dollar increase is primarily due to increased costs that correspond to the aforementioned increase in revenues.

     Backlog units and dollars were 135 and $20,029, respectively, at December 31, 1997 compared to backlog units of 116 and dollars of $16,147 at December 31, 1996. Backlog units and dollars were 228 and $27,357, respectively, at December 31, 1995. The decrease in backlog units and dollars at December 31, 1996 was due to the aforementioned decrease in new orders for 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its review. Based on a preliminary assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Fox Ridge generally provides for its working capital cash requirements using cash generated from operations and working capital intercompany advances from Homes.

     As shown in Fox Ridge's statement of cash flows for the two months ended December 31, 1997, operating activities provided cash of $1,580 for this period, and was primarily provided by the reduction of homebuilding inventory. Net cash used by investing activities was $16 representing fixed asset purchases for the two months ended December 31, 1997. Net cash used for financing activities was $3,281 for the two months ended December 31, 1997 and was used primarily to repay intercompany working capital borrowings with Homes.

     Insofar as Homes' ability to make working capital intercompany advances is not impaired, the Company believes that internally generated cash and borrowings available from Homes will be sufficient to satisfy near and long term cash requirements.


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

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Item 10 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     Item 11 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     Item 12 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     Item 13 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

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

     FOX RIDGE HOMES, INC. - FINANCIAL STATEMENTS
     Report of Independent Auditors
     Balance Sheets
     Statements of Income
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements

     RVN, INC. - FINANCIAL STATEMENTS
     Report of Independent Auditors
     Balance Sheets
     Statements of Income
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements

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

       3.6 Bylaws of NVR Financial Services, Inc. Incorporated by reference to Exhibit 3.6 in NVR, Inc.'s 1993 Registration Statement.

       3.7     Certificate of Incorporation of RVN, Inc.

       3.8     Bylaws of RVN, Inc.

       3.9     Charter of Fox Ridge Homes, Inc. Incorporated by reference to
               Exhibit 3.9 in NVR's Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.

      3.10     Bylaws of Fox Ridge Homes, Inc. Incorporated by reference to
               Exhibit 3.10 in NVR's Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.

       4.1 Form of Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc. and NVR Financial Services, Inc. as guarantors, and IBJ Schroder Bank & Trust Company as trustee. Incorporated by reference to Exhibit 4.1 in NVR, Inc.'s 1993 Registration Statement.

       4.2     Form of Note (included in Indenture filed as Exhibit 4.1).

       4.4 Form of Supplemental Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc., NVR Financial Services, Inc. and RVN, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee.

      *4.5 Form of Second Supplemental Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc., NVR Financial Services, Inc., RVN, Inc. and Fox Ridge Homes, Inc., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee.

      10.1 Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 1996.

      10.3 Executive Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 1995.

      10.5 Employment Agreement between NVR, Inc. and William J. Inman dated November 13, 1995.

      10.6 Second Amended and Restated Loan Agreement dated as of June 13, 1996 among NVR Mortgage Finance, Inc. and Bank One, Texas, N.A., as Agent, and the other lenders party thereto.

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

     10.28 Second modification of amended and restated credit and security agreement dated as of May 5, 1996 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

     10.29 Third modification of amended and restated credit and security agreement dated as of December 31, 1996 among NVR Homes, Inc. as borrower and NVR, Inc. as Guarantor and Certain Banks and The First National Bank of Boston, as Agent for itself and Certain Banks.

     10.30 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996.

     10.31 Uncommitted Gestation Financing Agreement dated as of March 15, 1996 between NVR Mortgage Finance, Inc. and Bank One, Texas, National Association.

    *10.32 Whole Loan Purchase and Sale Agreement between NVR Mortgage Finance, Inc., as seller, and Prudential Securities Realty Funding Corporation, as Purchaser, dated as of August 11, 1997.

    *10.33 Mortgage Loan Purchase and Sale Agreement dated as of January 15, 1997 between Prudential Securities Realty Funding Corporation and NVR Mortgage Finance, Inc.

    *10.34 Gestation Financing Agreement between NVR Mortgage Finance, Inc. and Bank One Investment Advisors Corporation dated as of August 15, 1997.

    *10.35 Standby Gestation Financing Agreement between NVR Mortgage Finance and Bank One, Texas N.A. dated as of August 15, 1997.

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

                                   NVR, Inc.



                                   By:   /s/ Dwight C. Schar
                                    ------------------------------------------
                                         Dwight C. Schar
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Dated:  March 9, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                    DATE
     ---------                         -----                    ----
                                 Chairman of the Board
                                 of Directors, President and
/s/ Dwight C. Schar              Chief Executive Officer
-----------------------------
Dwight C. Schar                                                 March 9, 1998


/s/ C. Scott Bartlett, Jr.       Director
-----------------------------
C. Scott Bartlett, Jr.                                          March 9, 1998

/s/ Manuel H. Johnson            Director
-----------------------------
Manuel H. Johnson                                               March 9, 1998

/s/ William A. Moran             Director
-----------------------------
William A. Moran                                                March 9, 1998

/s/ Richard H. Norair, Sr.       Director
-----------------------------
Richard H. Norair, Sr.                                          March 9, 1998

/s/ David A. Preiser             Director
-----------------------------
David A. Preiser                                                March 9, 1998

/s/ George E. Slye               Director
-----------------------------
George E. Slye                                                  March 9, 1998

/s/ John M. Toups                Director
-----------------------------
John M. Toups                                                   March 9, 1998

                                 Senior Vice President,
                                 Chief Financial Officer
/s/ Paul C. Saville              and Treasurer
-----------------------------
Paul C. Saville                                                 March 9, 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Shareholders
NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 28, 1998

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                     DECEMBER 31,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
ASSETS

  HOMEBUILDING:
     Cash and cash equivalents                    $ 41,684  $ 71,533
     Receivables                                     3,398     2,927
     Inventory:
      Lots and housing units, covered under
          sales agreements with customers          165,132   126,456
      Unsold lots and housing units                 51,434    37,940
      Manufacturing materials and other              7,475     7,297
                                                  --------  --------
                                                   224,041   171,693

     Property, plant and equipment, net             17,241    17,916
     Reorganization value in excess of amounts
      allocable to identifiable assets, net         69,366    75,818
     Goodwill, net                                  10,753         -
     Contract land deposits                         36,992    36,383
     Other assets                                   22,424    21,008
                                                  --------  --------

                                                   425,899   397,278
                                                  --------  --------

  MORTGAGE BANKING:
     Cash and cash equivalents                       4,041     3,247
     Mortgage loans held for sale, net             115,744    75,735
     Mortgage servicing rights, net                  2,220     6,309
     Property and equipment, net                       637       917
     Reorganization value in excess of amounts
      allocable to identifiable assets, net         11,700    12,788
     Other assets                                    4,380     4,891
                                                  --------  --------

                                                   138,722   103,887
                                                  --------  --------

        TOTAL ASSETS                              $564,621  $501,165
                                                  ========  ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                     DECEMBER 31,
                                                 --------------------
                                                   1997       1996
                                                 ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

  HOMEBUILDING:
     Accounts payable                             $ 67,987   $ 54,894
     Accrued expenses and other liabilities         94,931     85,260
     Notes payable                                   5,728         86
     Other term debt                                14,017     14,043
     Senior notes                                  120,000    120,000
                                                  --------   --------
                                                   302,663    274,283
                                                  --------   --------
  MORTGAGE BANKING:
     Accounts payable and other liabilities          8,925      7,409
     Notes payable                                 108,393     67,463
                                                  --------   --------
                                                   117,318     74,872
                                                  --------   --------


        Total liabilities                          419,981    349,155
                                                  --------   --------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value; 60,000,000
      shares authorized; 19,995,494 and
      19,881,515 shares issued
      for 1997 and 1996, respectively                  200        199
     Additional paid-in-capital                    164,731    157,842
     Retained earnings                              75,977     47,098
     Less treasury stock at cost - 8,900,972
      and 6,307,108 shares at December 31,
      1997 and 1996, respectively                  (96,268)   (53,129)
                                                  --------   --------
      Total shareholders' equity                   144,640    152,010
                                                  --------   --------
         TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                   $564,621   $501,165
                                                  ========   ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                   (dollars in thousands, except share data)

                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                             DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                             ------------------  ------------------  ------------------
HOMEBUILDING:
 Revenues                                           $1,154,022          $1,045,930           $ 869,119
 Other income                                            1,232               1,312               1,577
 Cost of sales                                        (995,855)           (906,255)           (751,035)
 Selling, general and administrative                   (87,231)            (71,184)            (63,200)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                          (6,635)             (7,048)             (7,048)
                                                    ----------          ----------           ---------
  Operating income                                      65,533              62,755              49,413
 Interest expense                                      (16,410)            (16,611)            (17,166)
                                                    ----------          ----------           ---------
  Homebuilding income                                   49,123              46,144              32,247

MORTGAGE BANKING:
 Mortgage banking fees                                  25,946              24,029              26,297
 Interest income                                         6,415               5,351               4,744
 Other income                                              674                  47                  46
 General and administrative                            (23,636)            (23,507)            (26,747)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                                   (1,088)             (1,088)             (1,088)
 Interest expense                                       (3,544)             (2,249)             (2,090)
                                                    ----------          ----------           ---------
  Operating income                                       4,767               2,583               1,162

TOTAL SEGMENT INCOME                                    53,890              48,727              33,409

Income tax expense                                     (25,011)            (22,946)            (17,009)
                                                    ----------          ----------           ---------
Income before extraordinary gains                       28,879              25,781              16,400
Extraordinary gain-repurchase of debt
 (net of tax expense of $645 for the year
 ended December 31, 1995)                                    -                   -                 927
                                                    ----------          ----------           ---------
NET INCOME                                          $   28,879          $   25,781           $  17,327
                                                    ==========          ==========           =========

BASIC EARNINGS PER SHARE:
 Income before extraordinary gain                   $     2.44          $     1.76           $    1.07
 Extraordinary gain                                          -                   -                0.06
                                                    ----------          ----------           ---------
 Basic earnings per share                           $     2.44          $     1.76           $    1.13
                                                    ==========          ==========           =========

DILUTED EARNINGS PER SHARE:
 Income before extraordinary gain                   $     2.18          $     1.70           $    1.06
 Extraordinary gain                                          -                   -                0.06
                                                    ----------          ----------           ---------
 Diluted earnings per share                         $     2.18          $     1.70           $    1.12
                                                    ==========          ==========           =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                                     ADDITIONAL
                                   COMMON  PAID-IN    RETAINED    TREASURY
                                   STOCK   CAPITAL    EARNINGS      STOCK
                                   ------  --------  -----------  ---------
BALANCE, DECEMBER 31, 1994           $181  $142,163     $ 4,299   $(17,121)

 Net income                             -         -      17,327          -
 Purchase of common stock
  for treasury                          -         -           -     (2,581)
 Performance share activity             1     1,739           -          -
 Warrant activity                       -         1           -          -
 Option activity                        2       169           -          -
                                   ------  --------     -------   --------
BALANCE, DECEMBER 31, 1995            184   144,072      21,626    (19,702)

 Net income                             -         -      25,781          -
 Purchase of common stock
  for treasury                          -         -           -    (35,137)
 Performance share activity             -       529           -      1,710
 Warrant activity                      15    13,146        (309)         -
 Option activity                        -        95           -          -
                                     ----  --------     -------   --------
BALANCE, DECEMBER 31, 1996            199   157,842      47,098    (53,129)

 Net income                             -         -      28,879          -
 Purchase of common stock
  for  treasury                         -         -           -    (45,545)
 Performance share activity             -     5,580           -      2,406
 Tax benefit from stock options
  exercised                             -       464           -          -
 Option activity                        1       845           -          -
                                     ----  --------     -------   --------
BALANCE, DECEMBER 31, 1997           $200  $164,731     $75,977   $(96,268)
                                     ====  ========     =======   ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                                       ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                  $    28,879         $    25,781         $    17,327
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Extraordinary gain - extinguishment of debt                           -                   -              (1,572)
 Depreciation and amortization                                    13,338              15,417              14,814
 Gain on sales of loans                                          (16,731)            (14,401)             (8,320)
 Deferred tax provision                                             (629)               (322)             (3,596)
 Interest accrued and added to bond principal                          -               1,180               2,749
 Mortgage loans closed                                        (1,485,763)         (1,243,945)         (1,092,676)
 Proceeds from sales of mortgage loans                         1,450,618           1,268,254           1,052,550
 (Gain) loss on sales of mortgage servicing rights                (1,069)              1,194              (5,534)
 Net change in assets and liabilities:
  Increase in inventories                                        (31,354)            (16,980)            (45,175)
  Decrease (increase) in receivables                                 693               5,084              (2,191)
  Increase (decrease) in accounts payable and
   accrued expenses                                               20,556                (611)             20,720
 Other, net                                                        6,437              (1,869)             (7,184)
                                                             -----------         -----------         -----------

 Net cash provided (used) by operating activities                (15,025)             38,782             (58,088)
                                                             -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale of marketable securities                                         -                   -               5,000
 Proceeds from sales of mortgage-backed securities                15,126              45,835               1,069
 Business acquisition, net of cash acquired                      (12,533)                  -                   -
 Purchase of property, plant and equipment                        (3,053)             (4,267)             (3,590)
 Principal payments on mortgage-backed securities                  4,190              15,511              16,932
 Purchase of mortgage servicing rights                                 -                (193)            (10,664)
 Proceeds from sales of mortgage servicing rights                 14,199              23,518              16,050
 Other, net                                                        1,236               4,458               1,242
                                                             -----------         -----------         -----------

 Net cash provided by investing activities                        19,165              84,862              26,039
                                                             -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of bonds                                             (18,019)            (62,306)            (20,104)
 Repurchase of senior notes                                            -                   -             (12,962)
 Purchases of treasury stock                                     (45,545)            (35,137)             (2,581)
 Net borrowings (repayments) under notes payable
  and credit lines                                                29,523             (19,935)             51,663
 Other, net                                                          846              12,947                 124
                                                             -----------         -----------         -----------
 Net cash provided (used) by financing activities                (33,195)           (104,431)             16,140
                                                             -----------         -----------         -----------

 Net increase (decrease) in cash                                 (29,055)             19,213             (15,909)
 Cash, beginning of year                                          74,780              55,567              71,476
                                                             -----------         -----------         -----------

 Cash, end of year                                           $    45,725         $    74,780         $    55,567
                                                             ===========         ===========         ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the year                               $    21,255         $    22,160         $    25,214
                                                             ===========         ===========         ===========
 Income taxes paid during the year, net of refunds           $    23,018         $    26,492         $    16,745
                                                             ===========         ===========         ===========

                See notes to consolidated financial statements.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of NVR, Inc. ("NVR" or "The Company"), its wholly-owned subsidiaries and certain partially-owned entities. All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets ("reorganization value") is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1997 and 1996 was $34,489 and $26,948, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     GOODWILL

          The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed ("Goodwill") is amortized using the straight line method over ten years, and originated from the October 31, 1997 acquisition of Fox Ridge Homes, Inc. See Note 2. Accumulated amortization was $182 at December 31, 1997. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale are valued at the lower of cost or market on a net aggregate basis.

     MORTGAGE-BACKED SECURITIES AND MORTGAGE-BACKED BONDS

          Prior to 1996, the Company's ownership interests in mortgage-backed securities and the related mortgage-backed bonds were presented on a gross basis on the consolidated balance sheets and income statements. Accordingly, the book values of the mortgage-backed securities and mortgage-backed bonds were presented separately as assets and liabilities, respectively, on the consolidated balance sheets, and interest income on mortgage-backed securities and interest expense of the mortgage-backed bonds were presented separately as income and expense, respectively, on the consolidated income statements. All of such interests are at, or are nearing, the ends of their economic useful lives, and as such, NVR does not anticipate that such assets will generate significant amounts of income or cash flow in the future. The Company's consolidated balance sheets for all periods presented reflect its ownership interests in mortgage-backed securities net of the related mortgage-backed bonds as a component of other assets of the mortgage banking segment, and the consolidated statements of income for all periods presented reflect earnings from such interests net of the related interest expense as a component of other income of the mortgage banking segment.

     ADOPTION OF NEW ACCOUNTING PRINCIPLES

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15") and requires the calculation and dual the measures of primary is effective for prior period EPS data presentation of Basic and fully-diluted EPS as financial statements to conform with SFAS and Diluted earnings per reported under Opinion issued for periods No. 128 is required. share ("EPS"), replacing No. 15. SFAS No. 128 ending December 31, 1997. Restatement of prior period EPS data to conform with SFAS No. 128 is required.

          The following weighted average shares and share equivalents are used to calculate Basic and Diluted EPS for the years ended December 31, 1997, 1996 and 1995:

                                           YEAR ENDED            YEAR ENDED             YEAR ENDED
                                        DECEMBER 31, 1997     DECEMBER 31, 1996      DECEMBER 31, 1995
                                        -----------------     -----------------      ------------------
Weighted average number of
  shares outstanding used to
  calculate Basic EPS                       11,838,743             14,620,593              15,334,148

Dilutive securities:
  Warrants                                           -                211,502                       -
  Stock Options                              1,405,934                304,914                  71,115
                                        --------------        ---------------        ----------------

Weighted average number of
 shares and share
  equivalents
 outstanding used to
  calculate
 Diluted EPS                                13,244,677             15,137,009              15,405,263
                                        ==============        ===============        ================

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

          The Company also adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities during the year ended December 31, 1997. Such adoption did not have a material impact on the Company's financial condition or results of operations.

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

     MORTGAGE SERVICING RIGHTS

          Mortgage servicing rights are recorded by allocating the total cost of acquiring mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


     INCOME TAXES

          NVR files a consolidated federal income tax return. Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

     FINANCIAL INSTRUMENTS

          Except as otherwise noted in notes 1 and 4 to the financial statements, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR's 11% Senior Notes due 2003 ("Senior Notes") as of December 31, 1997 and 1996 was $130,776 and $127,044, respectively, with a carrying value of $120,000 at both respective dates. The estimated fair values are based on quoted market prices for these instruments.

     STOCK-BASED COMPENSATION

          As permitted under SFAS No. 123, NVR has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation arrangements. The pro forma financial information required by SFAS No. 123 is included in footnote 10.

2.   ACQUISITION

     NVR Fox Ridge, Inc., a wholly owned subsidiary of Homes, was formed during 1997 to purchase substantially all of the assets and assume certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading homebuilder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November, 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

     Fox Ridge accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated statements of income since its acquisition. Goodwill that was generated pursuant to the purchase transaction is being amortized using the straight line method over 10 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1997 acquisition of FRH as if such acquisition had occurred on the first day of the respective periods presented.

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                      1997         1996
                                   -----------  ----------

     Homebuilding revenues          $1,192,684  $1,100,821
     Net income                         29,343      28,209
     Diluted earnings per share           2.22        1.86

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

3.   SEGMENT INFORMATION, NATURE OF OPERATIONS, AND CERTAIN CONCENTRATIONS

     NVR is a holding company that operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 66% of its 1997 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings in three distinct product lines, through two divisions and one wholly owned subsidiary: Ryan Homes, NVHomes and Fox Ridge. Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers. Fox Ridge Homes, Inc. builds moderately priced homes in Nashville, TN and also markets its homes primarily to first-time homebuyers.

     The mortgage banking segment, which operates under NVR Financial Services, Inc. ("NVRFS"), currently includes a national mortgage banking operation and a limited-purpose financing subsidiary (the "Limited-Purpose Financing Subsidiary") which was formed to facilitate the financing of long-term mortgage loans through the sale of non-recourse bonds collateralized by mortgage-backed securities. The Company sells all of the mortgage loans it closes into the secondary markets and sells its originated mortgage servicing rights on a flow basis. A significant portion of the Company's mortgage operations are conducted in the Washington, D.C. and Baltimore, Maryland metropolitan area. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 43% of the dollar amount of loans closed in 1997.

     Because there are no significant holding company revenues, unallocable selling, general and administrative expense and assets other than its investment in the homebuilding and mortgage banking subsidiaries, the holding company (excluding its investment in its subsidiaries) is presented as part of the homebuilding segment in the accompanying consolidated financial statements and following:

                                   YEAR ENDED         YEAR ENDED         YEAR ENDED
                                DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                -----------------  -----------------  -----------------
REVENUES:
 Homebuilding                         $1,155,254         $1,047,242           $870,696
 Mortgage Banking                         33,035             29,427             31,087
                                      ----------         ----------           --------
                                      $1,188,289         $1,076,669           $901,783
                                      ==========         ==========           ========

                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                               DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                               -----------------  -----------------  -----------------
OPERATING INCOME:
 Homebuilding                         $   65,533         $   62,755           $ 49,413
 Mortgage Banking                          3,932              1,804              1,005
 Intersegment transactions*                  835                779                157
                                      ----------         ----------           --------
                                      $   70,300         $   65,338           $ 50,575
                                      ==========         ==========           ========

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                  DECEMBER 31, 1997  DECEMBER 31, 1996
                                  -----------------  -----------------
IDENTIFIABLE ASSETS:
 Homebuilding                              $425,899           $397,278
 Mortgage Banking                           138,722            103,887
                                           --------           --------
                                           $564,621           $501,165
                                           ========           ========

                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                     DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                     -----------------  -----------------  -----------------
DEPRECIATION AND AMORTIZATION:
 Homebuilding                              $ 11,019           $ 10,899            $10,322
 Mortgage Banking                             2,319              4,518              4,492
                                           --------           --------            -------
 Total                                     $ 13,338           $ 15,417            $14,814
                                           ========           ========            =======

CAPITAL EXPENDITURES:
 Homebuilding                              $  2,708           $  4,019            $ 2,448
 Mortgage Banking                               345                248              1,142
                                           --------           --------            -------
 Total                                     $  3,053           $  4,267            $ 3,590
                                           ========           ========            =======


   *Intersegment transactions primarily represent intercompany advances and related interest income/expense of the mortgage banking segment.


4.   RELATED PARTY TRANSACTIONS

      During 1997, 1996, and 1995, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled $8,066, $6,612, and $8,877 during 1997, 1996 and 1995, respectively. NVR expects to purchase the remaining lots under contract as of December 31, 1997 over the next 18 to 24 months for an aggregate purchase price of approximately $32,000.

     During the years ended December 31, 1997, 1996 and 1995, one of the executive officers of NVR was a partner in a law firm which billed NVR approximately $375, $344 and $324, respectively, in fees and expenses for legal services.

     During the year ended December 31, 1995, NVR paid $181 to a company partially owned by the chief executive officer of NVR as rent for its executive office space. Effective October 1995, the chief executive officer divested his ownership interest.

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

5.   LOAN SERVICING PORTFOLIO, MORTGAGE LOAN COMMITMENTS AND OFF-BALANCE SHEET
     RISK

     At December 31, 1997 and 1996, NVRFS was servicing approximately 2,947 and 9,200 mortgage loans for various investors with aggregate balances of approximately $224,000 and $579,000, respectively.

     At December 31, 1997, NVRFS had capitalized mortgage servicing rights of $2,220 which related to approximately $175 million of the aggregate $224 million in loans serviced. The mortgage servicing rights associated with the remaining $49 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995. At December 31, 1996, NVRFS had capitalized purchased mortgage servicing rights of $6,309.

     NVRFS assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $2,471 and $7,563 at December 31, 1997 and 1996, respectively. The fair value of the mortgage servicing rights not subject to capitalization was $490 and $650 at December 31, 1997 and 1996, respectively. Based on management's estimate of the fair value of the designated strata, no impairment valuation allowance is necessary.

     NVRFS amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the periods ending December 31, 1997, 1996 and 1995 was $506, $1,627 and $2,665, respectively.

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

     There were mortgage loan commitments aggregating approximately $129,949 and $94,901 outstanding at December 31, 1997 and 1996, respectively. There were open forward delivery contracts aggregating approximately $195,719 and $130,891 at December 31, 1997 and 1996, respectively.

     NVR Finance enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR Finance. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date to a broker/dealer. This market risk is managed by entering into forward contracts as discussed below.

     Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     NVR Finance enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specific prices and dates to broker/dealers. NVR Finance has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1997 and 1996 there were no such positions. There were no counterparty default losses on forward contracts in 1997, 1996 or 1995. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVR Finance limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with broker/dealers. In the event NVR Finance has forward delivery contract commitments in excess of available mortgage-backed securities, NVR Finance completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVRFS has no market risk associated with optional delivery contracts because NVRFS has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

6.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                      DECEMBER 31,
                                                  --------------------
                                                    1997       1996
                                                  ---------  ---------
HOMEBUILDING:
Office facilities and other                       $  7,926   $  7,460
Model home furniture and fixtures                    5,947      4,255
Manufacturing facilities                             7,199      7,964
Property under capital leases                       14,177     14,177
                                                  --------   --------
                                                    35,249     33,856
Less accumulated depreciation
 and amortization                                  (18,008)   (15,940)
                                                  --------   --------
                                                  $ 17,241   $ 17,916
                                                  ========   ========
MORTGAGE BANKING:

Office facilities and other                       $  3,965   $  4,284
Less accumulated depreciation and amortization      (3,328)    (3,367)
                                                  --------   --------
                                                  $    637   $    917
                                                  ========   ========

     Included in Homebuilding property, plant and equipment are amounts for land totaling $1,732 at December 31, 1997 and 1996.

     Certain property, plant and equipment listed above is collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 7.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

7.   DEBT

                                                             DECEMBER 31,
                                                         ------------------
                                                          1997      1996
                                                         -------  ---------
       HOMEBUILDING:
          Notes payable:
          Working capital revolving credit (a)           $      -  $      -
          Other (b)                                         5,728        86
                                                         --------  --------
                                                         $  5,728  $     86
                                                         ========  ========

          Other term debt:
          Capital lease and financing obligations
           and mortgages due in monthly
           installments through 2014 (c)                 $ 14,017  $ 14,043
                                                         ========  ========
          Senior notes (d)                               $120,000  $120,000
                                                         ========  ========
       MORTGAGE BANKING:
          Mortgage warehouse revolving credit (e)        $ 77,765  $ 61,259
          Mortgage repurchase facility (f)                 30,628     6,204
                                                         --------  --------

                                                         $108,393  $ 67,463
                                                         ========  ========

(a) On September 30, 1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for certain payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $6,059 and $5,345 were outstanding at December 31, 1997 and 1996, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 2000 and outstanding amounts bear interest at the election of the Company, at
(i) the base rate of interest announced by the Facility agent or (ii) 2.0% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the facility were 8.1% and 8.0% for 1997 and 1996, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

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

(b) Other notes payable as of December 31, 1997 is principally comprised of a $4,750 note payable issued in connection with the acquisition of Fox Ridge (see
Note 2). The weighted average interest rate was 7.5% during 1997.

(c) The capital lease and financing obligations and mortgages have either fixed or variable interest rates ranging from 3.0% to 13.9% and are collateralized by land, buildings and equipment with a net book value of $11,602 and $12,181 at December 31, 1997 and 1996, respectively.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1997:

                             YEARS ENDING DECEMBER 31:
                      --------------------------------------
                      1998                          $  1,783
                      1999                             1,851
                      2000                             1,851
                      2001                             1,870
                      2002                             1,929
                      Thereafter                      34,748
                                                    --------
                                                      44,032
                      Amount representing interest   (30,015)
                                                    --------
                                                    $ 14,017
                                                    ========

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

     The Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Senior Notes are secured by a first priority pledge of the capital stock of Homes, Fox Ridge, NVRFS and RVN, Inc. ("RVN") (Homes, Fox Ridge, NVRFS and RVN, collectively, the "Guarantors"). The Senior Notes also are guaranteed on a senior, unsecured basis by the Guarantors; provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness. During the year ended 1995, the Company purchased $15,000 in principal amount of its Senior Notes in the open market. These transactions resulted in a pre-tax gain of $1,572 for the year ended 1995, and is included in the accompanying financial statements as an extraordinary item, net of applicable taxes. Through December 31, 1997, the Company has repurchased $40,000 in the aggregate of its Senior Notes in the open market.

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

(e) The mortgage warehouse facility (the "Mortgage Warehouse Revolving Credit") of NVR Mortgage Finance, Inc. ("NVR Finance") currently has a borrowing limit of $105,000. The interest rate under the Mortgage Warehouse Revolving Credit is either: (i) the federal funds rate plus either 1.35% or 1.5% depending on the type of collateral, or (ii) 1.5% to the extent that NVR Finance provides compensating balances. The weighted average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit line were 5.4% and 3.6% during 1997 and 1996, respectively. The Mortgage Warehouse Revolving Credit is collateralized primarily by mortgage loans and gestation mortgage-backed securities. The Mortgage Warehouse Revolving Credit Agreement is an annually renewable facility and currently expires in June 1998.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth.

(f) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $145,000 of borrowing capacity in such uncommitted and committed facilities. Amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted and committed facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under the uncommitted and committed facilities were 6.8% and 6.1% during 1997 and 1996, respectively.

     Maturities with respect to the other notes payable, other term debt, and the Senior Notes as of December 31, 1997 are as follows:

                                 YEARS ENDING DECEMBER 31:
                         ---------------------------------------
                         1998                           $  2,056
                         1999                              2,160
                         2000                              2,107
                         2001                                331
                         2002                                323
                         Thereafter                      136,078

     The $136,078 maturing after 2002 includes $120,000 in Senior Notes which mature in April 2003.

     Various debt agreements limit the ability of NVR's subsidiaries to transfer funds to NVR in the form of dividends, loans or advances. NVR's subsidiaries had net assets, after intercompany eliminations, of $261,806 as of December 31, 1997 that were so restricted.

     At December 31, 1997, the homebuilding and mortgage banking segments had restricted cash of $1,272 and $3,723, respectively, which includes customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

8.   COMMON STOCK

     There were 11,094,522 and 13,574,402 common shares outstanding at December 31, 1997 and 1996, respectively. As of December 31, 1997, NVR had reacquired a total of 9,247,255 shares of NVR common shares at an aggregate cost of $100,383. In February 1997 and 1996, 172,247 and 174,036 common shares, respectively, were issued from the treasury in satisfaction of employee benefit liabilities accrued at December 31, 1996 and 1995. The average cost basis for the shares reissued from the treasury in 1997 was $13.97 per share, and the average cost basis for those reissued in 1996 was $9.82 per share. In addition, 117,472 stock options were exercised during 1997 with NVR realizing $846 in equity proceeds.

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

aggregate purchase price of $309. NVR retired the repurchased warrants with a charge to retained earnings equal to the purchase price. A total of 106,178 warrants expired unexercised.

9.   INCOME TAXES

     The provision for income taxes consists of the following:

                     YEAR ENDED          YEAR ENDED          YEAR ENDED
                  DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                  ------------------  ------------------  ------------------
     CURRENT:
       Federal              $22,539             $19,070             $16,383
       State                  3,101               4,198               4,222
     DEFERRED:
       Federal               (1,030)               (539)             (3,071)
       State                    401                 217                (525)
                            -------             -------             -------
                            $25,011             $22,946             $17,009
                            =======             =======             =======

     In addition to amounts applicable to income before taxes, the following income tax expense (benefit) amounts were recorded in shareholders' equity:

                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                    DECEMBER 31, 1997   DECEMBER 31, 1996  DECEMBER 31, 1995
                                    ------------------  -----------------  -----------------
Compensation expense for tax
 purposes in excess of amounts
 recognized for financial
 statement purposes                 $            (464)  $               -  $               -
                                    =================   =================  =================

     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                             DECEMBER 31,
                                           ----------------
                                             1997    1996
                                           -------  -------
          Total deferred tax assets         23,561  $23,830
          Less: valuation allowance          2,852    2,852
                                           -------  -------
                                            20,709   20,978
          Less: deferred tax liabilities     9,158   10,056
                                           -------  -------
                                           $11,551  $10,922
                                           =======  =======

     Deferred tax assets arise principally as a result of various reserves required for financial reporting purposes which are not currently deductible for tax return purposes. Deferred tax liabilities arise principally as a result of depreciation and accounting for certain sales on the installment method for tax return purposes.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $66,833, $56,159 and $43,454 for the years ended December 31, 1997, 1996 and 1995.

     Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 will be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the years ended December 31, 1997, 1996 and 1995, $0, $7,000 and $0, respectively, of such benefits were realized. Unrecognized deferred tax assets which arose as of September 30, 1993 amounted to $2,852 as of December 31, 1997 and 1996, respectively.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes, discontinued operations and extraordinary gains is as follows:

                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                      -----------------  -----------------  -----------------
Income taxes computed at the
 Federal statutory rate                         $18,862            $17,054            $11,693
State income taxes, net of Federal
 income tax benefit                               2,276              2,870              2,403
Non-deductible amortization                       2,639              2,848              2,848
Non-deductible expense                            1,093                  -                  -
Other, net                                          141                174                 65
                                                -------            -------            -------
                                                $25,011            $22,946            $17,009
                                                =======            =======            =======

10.  PROFIT SHARING AND INCENTIVE PLANS

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual contributions in amounts as determined by the NVR Board of Directors (the "Board"). The combined retirement plan expense for the years ended December 31, 1997, 1996 and 1995 was $3,081, $4,627 and $3,993,
respectively. During 1997 and 1996, the ESOP purchased in the open market 110,569 and 150,000 shares respectively of NVR common stock using cash contributions provided by NVR. As of December 31, 1997, all shares held by the ESOP have been allocated to participant accounts.

     Management Incentive Plans--Management long-term incentive plans provide several types of equity incentives to NVR's executives and managers. The equity incentives take the form of stock options and performance share awards as described below. Stock options issued under the management long-term incentive plans are issued with an exercise price equal to the market value of the underlying shares on the date of grant.

     Under the Management Incentive Plan adopted by the Board in 1993, participants received options to purchase a total of 1,117,949 NVR shares (the "1993 NVR Share Options"). The 1993 NVR Share Options issued under the Management Incentive Plan were fully vested as of December 31, 1996, and generally expire 10 years after the dates upon which they were granted.

                                      1997               1996                 1995
                              -------------------- ------------------  ------------------
                                          Weighted           Weighted            Weighted
                                           Average            Average             Average
                                          Exercise           Exercise            Exercise
MANAGEMENT INCENTIVE PLAN     Options     Prices   Options    Prices   Options    Prices
-------------------------     ----------  ------  ----------  ------  ----------  ------
Options outstanding at the
  beginning of the year       1,076,424    $7.60  1,085,450    $7.59  1,130,213    $7.58
Granted                               -        -      6,503     8.21     24,528     7.96
Canceled                         (5,000)    7.62       (800)    7.62    (46,965)    7.62
Exercised                      (117,472)    7.64    (14,729)    7.16    (22,326)    7.62
                              ---------    -----  ---------    -----  ---------    -----
Outstanding at end of year      953,952    $7.60  1,076,424    $7.60  1,085,450    $7.59
                              =========    =====  =========    =====  =========    =====
Exercisable at end of year      953,952    $7.60  1,076,424    $7.60    868,360    $7.59
                              =========    =====  =========    =====  =========    =====

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     Exercise prices for Management Incentive Plan options outstanding at December 31, 1997 range from $5.06 to $9.11 per share, and their weighted average remaining contractual life equals 5.75 years.

     Under the 1994 Management Incentive Plan (the "1994 Incentive Plan"), executive officers and other key employees of the Company are eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There are 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options generally expire 10 years after the dates upon which they were granted, and vest in one-third increments on each of December 31, 1997, 1998 and 1999, with vesting based upon continued employment.


                                    1997                  1996                1995
                              ----------------     ------------------   ------------------
                                        Weighted             Weighted             Weighted
                                         Average              Average              Average
                                        Exercise             Exercise             Exercise
1994 INCENTIVE PLAN            Options   Prices    Options    Prices    Options    Prices
-------------------           --------  --------   --------   -------   --------   -------
Options outstanding at the
  beginning of the year              -    $    -          -    $    -          -   $    -
Granted                         35,000     14.00          -         -          -        -
Canceled                             -         -          -         -          -        -
Exercised                            -         -          -         -          -        -
                                ------    ------    -------    ------    -------   ------
Outstanding at end of year      35,000    $14.00          -         -    $     -   $    -
                                ======    ======    =======    ======    =======   ======
Exercisable at end of year      11,667    $14.00          -         -    $     -   $    -
                                ======    ======    =======    ======    =======   ======

     All 1994 Incentive Plan options outstanding at December 31, 1997 have an exercise price of $14.00 per share, and their weighted average remaining contractual life equals 9.2 years.

     A total of 1,105,200 1994 Performance Shares have been granted to employees as of December 31, 1997 and one-third of the 1994 Performance Shares have vested. Up to one-third of the total 1994 Performance Shares authorized may vest on each of December 31, 1998 and 1999 if certain earnings targets are met
or exceeded.   All 1994 Performance Shares that do not vest are forfeited back to NVR on December 31, 1999.

     During 1996, the Company's Shareholders approved the Board of Directors' adoption of the Management Long-Term Stock Option Plan (the "Management Long Term Stock Option Plan"). There are 2,000,000 non-qualified stock options ("Options") authorized under the Management Long Term Stock Option Plan. The Options generally expire 10 years after the dates upon which they were granted, and vest in one-third increments on each of December 31, 2000, 2001 and 2002, with vesting based upon continued employment.

                                       1997                  1996                  1995
                              --------------------   -------------------    -------------------
                                          Weighted              Weighted               Weighted
                                           Average               Average                Average
MANAGEMENT LONG-TERM                      Exercise              Exercise               Exercise
STOCK OPTION PLAN              Options    Prices     Options      Prices    Options     Prices
-----------------             ---------   -------    -------     -------    --------   -------
Options outstanding at the
  beginning of the year       1,554,000    $10.58            -   $    -           -    $    -
Granted                         216,000     16.51    1,554,000    10.58           -         -
Canceled                              -         -            -        -           -         -
Exercised                             -         -            -        -           -         -
                              ---------    ------    ---------   ------    --------    ------
Outstanding at end of year    1,770,000    $11.30    1,554,000   $10.58           -    $    -
                              =========    ======    =========   ======    ========    ======
Exercisable at end of year            -    $    -            -   $    -           -    $    -
                              =========    ======    =========   ======    ========    ======

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     Exercise prices for Management Long-Term Incentive Plan options outstanding at December 31, 1997 range from $10.625 to $22.625 per share, and their weighted average remaining contractual life equals 9.6 years.

     The weighted average fair values of grants made in 1997 and 1996 for management incentive plans were $10.13 and $6.14, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                  1997       1996
                                ---------  ---------
     Estimated option life       10 years   10 years
     Risk free interest rate        6.79%      7.10%
     Expected volatility           35.16%      28.9%
     Expected dividend yield         0.0%       0.0%

     Directors' Incentive Plans -- The NVR Directors' Long Term Incentive Plan provides for each eligible director to be granted options ("Directors' Options") to purchase 22,750 shares of common stock with a maximum number of shares issuable under the plan of 364,000. There were 182,000 Directors' Options granted to eligible directors on September 30, 1993, leaving 182,000 options available for future grants as of December 31, 1997. The option exercise price for those options granted on September 30, 1993 was $16.60 per share, which exceeded the fair value of the underlying shares on the date of grant. None of the Directors' Options granted have been canceled or exercised since the grant date. The options became exercisable six months after the date of grant and expire in September 2003. Pursuant to the plan, each outside director also received a one-time cash payment of $200 during 1997 for the achievement of certain performance goals under a five-year measurement period beginning September 30, 1993.

     In addition, there were 192,000 NVR share options authorized and granted in 1996 to the Company's outside directors under the Directors' Long Term Stock Option Plan (the "Directors' Long Term Plan"). There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10 year period beginning from the date of grant, and vest in one-third increments on each of December 31, 1999, 2000, and 2001. The weighted average grant-date fair value of the options granted during 1996 was $5.98 per share. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions: i) the estimated option life was equal to ten years, ii) the risk free interest rate was 7.1% (based on the U.S. Treasury Strip quote on the date of grant, iii) the expected volatility equaled 28.9%, and iv) the estimated dividend yield was 0%.

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, pro forma net income and earnings per share would have been $27,637 ($2.09 per diluted share), $24,849 ($1.64 per diluted share), and $17,327 ($1.12 per diluted share) for the years ended December 31, 1997, 1996 and 1995, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 1997, 1996 and 1995 effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to the grants could differ.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     NVR is committed under several non-cancelable operating leases involving office space and equipment, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1997 are as follows:

                             YEARS ENDED DECEMBER 31,
                     -----------------------------------------
                     1998                              $ 4,418
                     1999                                2,559
                     2000                                1,626
                     2001                                1,031
                     2002                                  831
                     Thereafter                          3,558
                                                       -------
                                                       $14,023
                                                       =======

     Total rent expense incurred under operating leases was approximately $3,425, $3,180 and $3,363 for the years ended December 31, 1997, 1996 and 1995, respectively.

     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $13,364 of contingent obligations under such agreements as of December 31, 1997. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of NVR.

12. MORTGAGE-BACKED SECURITIES, NET OF MORTGAGE-BACKED BONDS, AND RELATED ASSETS AND LIABILITIES

     Mortgage-backed securities ("MBS") serve as collateral for the related mortgage-backed bonds ("Bonds") sold to third parties. The MBS cannot be sold except upon specified call dates of the Bonds. The calling of the Bonds at those dates is solely at the option of the Company. Principal and interest payments on the MBS are used to make the quarterly payments on the Bonds. In addition, prepayments of the underlying MBS are passed through as repayments of the Bonds so that the Bonds may be fully paid prior to their stated maturities. The Bonds are not guaranteed by NVR or any of its subsidiaries, other than the issuing Limited-Purpose Financing Subsidiary.

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     During 1997, NVR sold, at a premium, MBS totaling $15,126, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $14,074. The sales of the MBS resulted in a pre-tax gain of $590, which was substantially offset by a pre-tax loss on the related Bonds of $552.

     During 1996, NVR sold, at a premium, MBS totaling $45,835, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $44,518. The sales of the MBS resulted in a pre-tax gain of $2,077, which was partially offset by a pre-tax loss on the related Bonds of $1,586.

     The following comprise the assets and liabilities of the Limited Purpose Financing Subsidiary:

                                                             DECEMBER 31,
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
     ASSETS:
     Mortgage-backed securities, net                      $20,010   $37,294
     Funds held by trustee                                    245       557
     Other assets                                           1,030     1,388
                                                          -------   -------
      TOTAL ASSETS                                         21,285    39,239
                                                          -------   -------

     LIABILITIES:
     Accrued expenses and other liabilities                   681       771
     Mortgage-backed bonds                                 21,243    39,211
     Unamortized discounts                                   (648)     (747)
                                                          -------   -------
      TOTAL LIABILITIES                                    21,276    39,235
                                                          -------   -------

     Mortgage-backed securities, net of mortgage-
      backed bonds, and related assets and liabilities    $     9   $     4
                                                          =======   =======

     The weighted average portfolio yield on the MBS was 9.1% and 8.9% at December 31, 1997 and 1996, respectively. The Bonds mature through May 1, 2017 and bear interest ranging from 8.0% to 9.0%.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

13.  QUARTERLY RESULTS [UNAUDITED]

     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 1997 and 1996.

                                                YEAR ENDED DECEMBER 31, 1997
                                           ---------------------------------------
                                             1ST       2ND        3RD       4TH
                                           QUARTER   QUARTER    QUARTER   QUARTER
                                           --------  --------  ---------  --------
Revenues-homebuilding
 operations                                $238,987  $281,437   $316,874  $316,724
Gross profit - homebuilding
 operations                                $ 31,518  $ 38,628   $ 44,566  $ 43,455
Mortgage banking fees                      $  5,122  $  6,698   $  6,407  $  7,719
Income before discontinued
  operations and extraordinary gain        $  5,763  $  9,043   $  9,006  $  5,067
Earnings per share before discontinued
  operations and extraordinary gain (1)       $0.42     $0.71      $0.68     $0.39
Contracts for sale, net
  of cancellations (homes)                    1,445     2,041      1,366     1,834
Settlements (homes)                           1,315     1,494      1,639     1,659
Backlog, end of period (homes) (2)            2,596     3,143      2,870     3,195
Loans closed                               $297,698  $349,253   $396,117  $442,695

                                                YEAR ENDED DECEMBER 31, 1997
                                           ---------------------------------------
                                             1ST       2ND        3RD       4TH
                                           QUARTER   QUARTER    QUARTER   QUARTER
                                           --------  --------  ---------  --------
Revenues-homebuilding
 operations                                $200,235  $283,532   $312,658  $249,505
Gross profit - homebuilding
 operations                                $ 26,390  $ 38,175   $ 42,283  $ 32,827
Mortgage banking fees                      $  5,999  $  6,819   $  6,225  $  4,986
Income before discontinued
  operations and extraordinary gain        $  3,740  $  8,770   $  8,274  $  4,997
Earnings per share before discontinued
  operations and extraordinary gain (1)       $0.23     $0.56      $0.58     $0.34
Contracts for sale, net
  of cancellations (homes)                    1,492     1,801        969     1,428
   Settlements (homes)                        1,107     1,556      1,672     1,360
Backlog, end of period (homes)                2,856     3,101      2,398     2,466
Loans closed                               $289,228  $321,795   $338,895  $294,027

(1) Earnings per share before discontinued operations and extraordinary gains represent diluted earnings per share as defined in SFAS No. 128. Quarterly data for the year ended December 31, 1996 and for the first three quarters of 1997 have been restated from earnings per share data previously published in the Company's Form 10-Q's for the respective quarters pursuant to the requirements of SFAS No. 128.

(2) As discussed in Note 2, Homes acquired Fox Ridge on October 31, 1997. The acquisition of Fox Ridge increased the Company's backlog by 150 units on the date of the acquisition.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholder
NVR Financial Services, Inc.:


We have audited the accompanying consolidated balance sheets of NVR Financial Services, Inc. and subsidiaries, a wholly owned subsidiary of NVR, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR Financial Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


Pittsburgh, Pennsylvania
January 28, 1998

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                          DECEMBER 31,
                                                       -------------------
                                                         1997      1996
                                                       --------  ---------
   ASSETS

     MORTGAGE BANKING:
       Cash and cash equivalents                       $  4,041  $  3,247
       Receivables                                        3,308     3,596
       Mortgage loans held for sale, net                115,744    75,735
       Property and equipment, net                          637       917
       Real estate acquired through foreclosure             504       538
       Mortgage servicing rights, net                     2,220     6,309
       Reorganization value in excess of amount
         allocable to identifiable assets, net           11,700    12,788
       Other assets                                         559       753
                                                       --------  --------
                                                        138,713   103,883

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                   20,010    37,294
       Funds held by trustee                                245       557
       Receivables                                          799       548
       Other assets                                         231       840
                                                       --------  --------
                                                         21,285    39,239
                                                       --------  --------
         TOTAL ASSETS                                  $159,998  $143,122
                                                       ========  ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

     MORTGAGE BANKING:
       Accounts payable                                $  5,380  $  3,480
       Accrued expenses and other liabilities             3,824     4,286
       Due to affiliates                                    116     1,173
       Notes payable                                    108,393    67,463
                                                       --------  --------
                                                        117,713    76,402
     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities               681       771
       Bonds payable, net                                20,595    38,464
                                                       --------  --------
                                                         21,276    39,235
                                                       --------  --------
         TOTAL LIABILITIES                              138,989   115,637

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                      -         -
       Additional paid-in capital                        20,382    28,711
       Retained earnings (deficit)                          627    (1,226)
                                                       --------  --------
         Total shareholder's equity                      21,009    27,485
                                                       --------  --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $159,998  $143,122
                                                       ========  ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)

                                               YEAR ENDED          YEAR ENDED          YEAR ENDED
                                           DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                           ------------------  ------------------  ------------------
MORTGAGE BANKING:
 Interest income                                    $  6,415            $  5,351            $  4,744
 Gain on sales of mortgage
  loans                                               16,731              14,401               8,320
 Servicing fees                                        1,733               4,894               7,128
 Gain (loss) on sales of servicing                     1,069              (1,194)              5,534
 Title fees                                            6,413               5,928               5,315
 Other, net                                              672                  28                   -
                                                    --------            --------            --------
  Total revenues                                      33,033              29,408              31,041
                                                    --------            --------            --------

 Interest expense                                     (3,544)             (2,249)             (2,090)
 Interest on advances
  from affiliates                                       (835)               (779)               (138)
 General and administrative                          (23,130)            (21,880)            (24,082)
 Amortization of mortgage
  servicing rights                                      (506)             (1,627)             (2,665)
 Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                                              (1,088)             (1,088)             (1,088)
                                                    --------            --------            --------
  Total expenses                                     (29,103)            (27,623)            (30,063)
                                                    --------            --------            --------

   Operating income                                    3,930               1,785                 978

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
 Interest income                                       2,212               6,260               8,309
 Interest expense                                     (2,217)             (6,398)             (8,143)
 Other, net                                                7                 157                (139)
                                                    --------            --------            --------
   Operating income                                        2                  19                  27
                                                    --------            --------            --------

TOTAL OPERATING INCOME                                 3,932               1,804               1,005

Income tax expense                                    (2,079)             (1,201)               (859)
                                                    --------            --------            --------

NET INCOME                                          $  1,853            $    603            $    146
                                                    ========            ========            ========

                See notes to consolidated financial statements.

                          NVR FINANCIAL SERVICES, INC.
                Consolidated Statements of Shareholder's Equity
                             (dollars in thousands)

                                        ADDITIONAL     RETAINED
                               COMMON     PAID-IN      EARNINGS       TOTAL
                                STOCK     CAPITAL     (DEFICIT)      EQUITY
                             ---------  -----------   ---------      ------
BALANCE, DECEMBER 31, 1994    $     -     $ 54,504     $(1,975)    $ 52,529

 Return of capital                  -       (3,000)          -       (3,000)
 Net income                         -            -         146          146
                              -------     --------     -------     --------
BALANCE, DECEMBER 31, 1995          -       51,504      (1,829)      49,675

 Return of capital                  -      (22,793)          -      (22,793)
 Net income                         -            -         603          603
                              -------     --------     -------     --------
BALANCE, DECEMBER 31, 1996          -       28,711      (1,226)      27,485

 Return of capital                  -       (8,329)          -       (8,329)
 Net income                         -            -       1,853        1,853
                              -------     --------     -------     --------
BALANCE, DECEMBER 31, 1997    $     -     $ 20,382     $   627     $ 21,009
                              =======     ========     =======     ========

                See notes to consolidated financial statements.

                          NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                         YEAR ENDED           YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996   DECEMBER 31, 1995
                                                     ------------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $           1,853    $             603         $       146
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Accretion of net discount on
  mortgage-backed securities                                       (95)                (237)              1,469
 Amortization                                                    1,840                4,083               2,320
 Gain on sales of loans                                        (16,731)             (14,401)             (8,320)
 Mortgage loans closed                                      (1,485,763)          (1,243,945)         (1,092,676)
 Proceeds from sales of mortgage loans                       1,450,618            1,268,254           1,052,550
 (Gain) loss on sales of mortgage
   servicing rights                                             (1,069)               1,194              (5,534)
 Interest accrued and added to bond principal                        -                1,180               2,749
 Deferred tax provision                                           (987)                 278              (1,650)
 Other, net                                                      3,230               (2,380)              5,844
                                                     ------------------   -----------------   -----------------
 Net cash provided by
  (used in) operating activities                               (47,104)              14,629             (43,102)
                                                     ------------------   -----------------   -----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in funds held by trustee                                 312                1,977                 141
 Principal payments on mortgage-
  backed securities                                              4,190               15,511              16,932
 Proceeds from sales of mortgage-
  backed securities                                             15,126               45,835               1,069
 Purchases of office facilities and equipment                     (345)                (248)             (1,142)
 Proceeds from sales of mortgage
  servicing rights                                              14,199               23,518              16,050
 Purchases of mortgage servicing rights                              -                 (193)            (10,664)
 Other, net                                                        891                2,326               1,215
                                                     ------------------   -----------------   -----------------
 Net cash provided by investing activities                      34,373               88,726              23,601
                                                     ------------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                           40,930              (19,714)             51,936
 Redemption of bonds                                           (18,019)             (62,306)            (20,104)
 Return of capital/dividend to parent                           (8,329)             (22,793)             (3,000)
 Payment of financing fees                                           -                    -                 (48)
 Change in due to affiliates                                    (1,057)               1,049             (10,483)
                                                     ------------------   -----------------   -----------------

 Net cash provided by (used in)
   financing activities                                         13,525             (103,764)             18,301
                                                     ------------------   -----------------   -----------------

Net increase (decrease) in cash                                    794                 (409)             (1,200)
Cash, beginning of year                                          3,247                3,656               4,856
                                                     ------------------   -----------------   -----------------

Cash, end of year                                    $           4,041    $           3,247   $           3,656
                                                     ==================   =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                        $           6,502    $           7,211   $           9,166
                                                     ==================   =================   =================
Taxes paid during the year, net of refunds           $           2,913    $           1,013   $            (278)
                                                     ==================   =================   =================

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company"), its wholly owned subsidiaries and certain majority owned entities. NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"). All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale are valued at the lower of cost or market on a net aggregate basis, including effects of forward contracts.

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

     PROPERTY AND EQUIPMENT

          Property and equipment are valued at cost less accumulated depreciation of $3,328 and $3,367 at December 31, 1997 and 1996, respectively. Depreciation is based on the estimated useful lives of the assets using the straight-line method.

     ADOPTION OF ACCOUNTING PRINCIPLE

          The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities during the year ended December 31, 1997. SFAS No. 125 superseded SFAS No. 122, Accounting for Mortgage Servicing Rights. Such adoption did not have a material impact on the Company's financial condition or results of operations.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     MORTGAGE SERVICING RIGHTS

          Mortgage servicing rights are recorded by allocating the total cost of acquiring mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

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

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1997 and 1996 was $4,658 and $3,570, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     MORTGAGE SERVICING

          Trust funds of mortgagors on deposit in special bank accounts in connection with serviced mortgage loans are not included in the accompanying consolidated balance sheets. The amount of such trust funds as of December 31, 1997 and 1996 was $4,899 and $6,859, respectively. Servicing fees are recognized upon receipt of cash payments.

     GAIN ON SALES OF MORTGAGE LOANS

          Gains on sales of mortgage loans are recorded at the time of funding by the investor as the difference between the sale proceeds and NVRFS's cost (including adjustments, if any, to value loans at the lower of cost or market) as adjusted for loan origination fees, direct loan origination costs and adjustment to the gain or loss recognized in an amount measured by the relative fair value of the mortgage servicing rights related to such loans.

     LOAN ORIGINATION FEES

          Loan origination fees offset by direct loan origination costs are deferred and recognized either upon the sale of the loan or amortized as an adjustment of yield over the life of the loan if held for investment.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     FINANCIAL INSTRUMENTS

          Management believes that insignificant differences exist between the carrying value and fair value of NVRFS's financial instruments except as otherwise noted in note 10 to the financial statements. As discussed in
     Note 4, NVRFS has guaranteed the 11% Senior Notes due 2003 of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.


2.   LIMITED-PURPOSE FINANCING SUBSIDIARY

     The Limited-Purpose Financing Subsidiary was organized to facilitate the financing of long-term mortgage loans on homes sold by Ryan Homes, Inc., the predecessor to NVR, and its subsidiaries and affiliates through issuing bonds collateralized by GNMA, FNMA and/or FHLMC mortgage-backed securities. NVR Mortgage Finance, Inc. ("NVR Finance"), a subsidiary of NVRFS, acts as servicing agent for mortgage loans backing certain of the mortgage-backed securities and receives a normal servicing fee. There have been no bonds issued since 1988.


3.   NATURE OF OPERATIONS AND CERTAIN CONCENTRATIONS

     NVRFS is primarily a national mortgage banking operation that provides financing to residential mortgage customers and also includes a limited-purpose financing subsidiary as described in note 2 above. NVRFS sells all of the mortgage loans it closes into the secondary markets. During 1997, NVR sold the remaining portion of its core mortgage servicing portfolio, and intends to sell future originated mortgage servicing rights on a flow basis. A significant portion of the Company's mortgage operations are conducted in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 43% of the dollar amount of loans closed in 1997.

4.   RELATED PARTY TRANSACTIONS

     NVRFS loan closing activity includes mortgage loans to buyers of homes built by a homebuilding subsidiary of NVR; and in connection therewith, NVRFS typically collects a 1% origination fee. The amount of such loans was $634,346, $558,629 and $453,929 during the years ended December 31, 1997, 1996 and 1995, respectively.

     Certain general and administrative expenses incurred by NVR were allocated to its subsidiaries, including NVRFS. NVRFS was allocated general and administrative expenses of $2,400 in each of the years ended December 31, 1997, 1996 and 1995.

     The Senior Notes, issued by NVR on September 30,1993, are secured by a first priority pledge of the capital stock of NVRFS; NVR Homes, Inc. ("Homes"); Fox Ridge Homes, Inc. ("Fox Ridge"); and RVN, Inc. ("RVN"). The Senior Notes are also guaranteed on a senior unsecured basis by NVRFS, RVN, Homes and Fox Ridge provided, however, that the guarantee by Homes is subordinated up to $60,000 of senior bank indebtedness.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

5.   CASH AND CASH EQUIVALENTS

     As of December 31, 1997 and 1996, NVRFS had restricted cash of $3,723 and $2,103, respectively, which includes mortgagor tax, insurance, completion escrows and other amounts collected at closing which relate to mortgage loans held for sale.


6.   MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale consist of first mortgage loans on residential property which are in the process of being pooled into mortgage-backed securities or sold to private investors. Premiums (discounts) adjusting the principal balance of mortgage loans consist of the following items:

                                                    DECEMBER 31,
                                              ------------------------
                                                   1997         1996
                                              --------------  --------
      Premiums received at closing                 $    532   $   134
      Deferred loan origination income                 (118)     (171)
      Valuation allowance                              (215)     (102)
                                                   --------   -------
                                                   $    199   $  (139)
                                                   ========   =======

7.    NOTES PAYABLE

                                                      DECEMBER 31,
                                                   ------------------
                                                     1997      1996
                                                   --------   -------
     Mortgage Warehouse Revolving Credit: (a)
      Outstanding                                  $ 69,484   $57,119
      In-transit                                      8,281     4,140
     Repo Facility (b)                               30,628     6,204
     Subordinated note to NVR (c)                         -         -
                                                   --------   -------
                                                   $108,393   $67,463
                                                   ========   =======

(a) The mortgage warehouse facility (the "Mortgage Warehouse Revolving Credit") currently has a borrowing limit of $105,000. The interest rate under the Mortgage Warehouse Revolving Credit is either: (i) the federal funds rate plus either 1.35% or 1.5% depending on the type of collateral, or (ii) 1.5% to the extent that NVR Finance provides compensating balances. The weighted average interest rates for amounts outstanding under the facility were 5.4% and 3.6% during 1997 and 1996, respectively. The Mortgage Warehouse Revolving Credit is collateralized primarily by mortgage loans and gestation mortgage-backed securities. The Mortgage Warehouse Revolving Credit agreement is an annually renewable facility and currently expires in June 1999.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth.

     In-transit items represent closed loans for which the related funding draft has not yet been presented to the agent bank for payment which will result in amounts outstanding under the Mortgage Warehouse Revolving Credit.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

(b) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $145,000 of borrowing capacity in such uncommitted and committed facilities. Amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted and committed facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under the uncommitted and committed facilities were 6.8% and 6.1% during 1997 and 1996, respectively.

     Information related to the uncommitted and committed facilities during 1997 and 1996 is as follows:

                                  YEAR ENDED          YEAR ENDED
                              DECEMBER 31, 1997   DECEMBER 31, 1996
                              ------------------  ------------------
Average amount outstanding
 during the year                 $        9,583      $       13,788
Maximum amount outstanding       $       43,123      $       64,957
Weighted average rate
 during the year                            6.8%                6.1%
Rate at end of the year                     6.5%                5.9%

(c) NVRFS entered into a subordinated demand revolving credit borrowing facility with NVR. This indebtedness is subordinated in right of payment to the Mortgage Warehouse Revolving Credit. The maximum amount available under this facility is $75,000, and it accrues interest at the monthly short-term applicable Federal Rate published monthly by the Internal Revenue Service.

8.   BONDS PAYABLE AND MORTGAGE-BACKED SECURITIES

     Bonds payable at December 31 consist of the following series of bonds issued by the indicated Limited-Purpose Financing Subsidiary and collateralized by mortgage-backed securities:

                    BOND PRINCIPAL                                                 MORTGAGE-BACKED
                      OUTSTANDING                                RANGE OF             SECURITIES
                 --------------------                                           --------------------
  ISSUER            1997       1996      RANGE OF RATES (%)    STATED MATURITY     1997       1996
  ------         ---------   --------    ------------------    ---------------  ---------  ---------
 RYMAC IV        $  21,243  $  39,211      8.0%  to 9.0%          4/1/15 to     $  20,597  $  38,845
                                                                   5/1/16

 Less discounts       (648)      (747)                                               (587)    (1,551)
                 ---------   --------                                           ---------  ---------

                 $  20,595  $  38,464                                           $  20,010  $  37,294
                 =========  =========                                           ========== =========

    Principal and interest payments on the mortgage-backed securities are used tr make the quarterly payments on the bonds payable. In addition, prepayments of the underlying mortgage-backed securities are passed through as repayments of the bonds payable so that the bonds payable may be fully paid prior to their stated maturities.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     The Limited-Purpose Financing Subsidiary may also be required under certain circumstances to pledge, as additional collateral, certain reserve amounts for each series of bonds. These amounts may be used by the trustee for the payment of interest on the bonds to the extent cash is not otherwise available. The obligation of the Limited-Purpose Financing Subsidiary to establish reserve amounts may be satisfied by either cash or letters of credit. There were no such letters of credit or cash pledged as of December 31, 1997 and 1996. The bonds payable are not guaranteed by NVRFS or any of its subsidiaries other than the issuing Limited-Purpose Financing Subsidiary.

     The mortgage-backed securities and the reserve amounts which constitute the collateral for the bonds of a series are held by the trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1997 and 1996 was $21,546 and $40,044, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $1,536 and $2,750 at December 31, 1997 and 1996, respectively. There were no gross unrealized holding losses related to the mortgage-back securities at the same respective dates. The specific collateral pledged to secure a particular series is not available as collateral for any other series. In addition, the Limited-Purpose Financing Subsidiary may, under certain circumstances, redeem certain series of bonds.

     The weighted average portfolio yield on mortgage-backed securities was 9.1% and 8.9% at December 31, 1997 and 1996, respectively. During 1997, NVR sold, at a premium, MBS totaling $15,126, the proceeds of which were used to redeem in full the related outstanding Bonds, which totaled $14,074. The sales of the MBS resulted in a pre-tax gain of $590, which was substantially offset by a pre-tax loss on the related Bonds of $552. During 1996, NVR sold, at a premium, MBS totaling $45,835, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $44,518. The sales of the MBS resulted in a pre-tax gain of $2,077, which was partially offset by a pre-tax loss on the related redemptions of the Bonds of $1,586.

     Funds held by trustee represent cash deposited with the trustee for the exclusive use of payment of principal and interest on the bonds payable.

9.   GAIN ON SALES OF MORTGAGE LOANS

     Gain on sales of mortgage loans is comprised of the following items:

                                      YEAR ENDED          YEAR ENDED          YEAR ENDED
                                  DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                  ------------------  ------------------  ------------------
 Cash gain (loss) on sales                 $  1,096            $    201            $ (1,825)
 Servicing rights produced                   23,226              18,819              15,702
 Loan origination fees                       12,437              11,156              10,568
 Direct loan origination costs              (19,373)            (16,029)            (15,683)
 Change in market valuation
  allowance                                       -                  45                   -
 Effect of deferrals                           (655)                209                (442)
                                           --------            --------            --------
                                           $ 16,731            $ 14,401            $  8,320
                                           ========            ========            ========

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

10.  MORTGAGE LOAN SERVICING PORTFOLIO

     At December 31, 1997 and 1996, NVRFS was servicing approximately 2,947 and 9,200 mortgage loans for various investors with aggregate balances of approximately $224,000 and $579,000, respectively.

     At December 31, 1997, NVRFS had capitalized mortgage servicing rights of $2,220 which related to approximately $175 million of the aggregate $224 million in loans serviced. The mortgage servicing rights associated with the remaining $49 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVRFS's adoption of SFAS No. 122 on January 1, 1995. At December 31, 1996, NVRFS had capitalized purchased mortgage servicing rights of $6,309.

     NVRFS assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the discounted present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $2,471 and $7,563 at December 31, 1997 and 1996, respectively. The fair value of the mortgage servicing rights not subject to capitalization was $490 and $650 at December 31, 1997 and 1996, respectively. Based on management's estimate of the fair value of the designated strata, no impairment valuation allowance is necessary.

     NVRFS amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the years ending December 31, 1997, 1996 and 1995 was $506, $1,627 and $2,665, respectively.

     As of December 31, 1997, NVRFS had aggregate fidelity bond and errors and omissions insurance coverage of $1,275.

11.  INCOME TAXES

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

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

     The provision for income taxes consists of the following:

                                DECEMBER 31, 1997   DECEMBER 31, 1996  DECEMBER 31, 1995
                                ------------------  -----------------  ------------------
          CURRENT:
            Federal             $           2,527   $             708  $           2,122
            State                             539                 215                387

          DEFERRED:
            Federal                          (903)                252             (1,409)
            State                             (84)                 26               (241)
                                ------------------  -----------------  ------------------

                                $           2,079   $           1,201  $             859
                                ==================  =================  ==================

     Deferred income taxes on NVRFS' consolidated balance sheets are comprised of the following:

                                                   DECEMBER 31
                                           --------------------------
                                              1997              1996
                                           --------           -------
     Deferred tax assets                   $  2,778           $ 3,120
     Deferred tax liabilities                 1,286             2,615
                                           --------           -------
     Deferred tax assets, net              $  1,492           $   505
                                           ========           =======

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

     A reconciliation of income tax expense in the accompanying statement of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and discontinued operations is as follows:



                                    YEAR ENDED         YEAR ENDED         YEAR ENDED
                                 DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                 -----------------  -----------------  -----------------
 Income taxes computed at the
  Federal statutory rate         $       1,377      $        631       $       352
 State income taxes, net of
  Federal income tax benefit               296               157                95
 Non-deductible amortization               381               381               381
 Other, net                                 25                32                31
                                 -----------------  -----------------  -----------------
                                 $       2,079      $      1,201       $       859
                                 =================  =================  ==================

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

12.  COMMITMENTS AND CONTINGENCIES

     NVRFS is committed under several non-cancelable operating leases involving office space and equipment. Future minimum lease payments under these operating leases as of December 31, 1997, are as follows:

                                YEARS ENDED DECEMBER 31:
                         --------------------------------------
                         1998                            $1,673
                         1999                             1,047
                         2000                               504
                         2001                               120
                         2002                                21
                         Thereafter                           -
                                                         ------
                                                         $3,365
                                                         ======

     Total rent expense incurred under operating leases was $1,383, $1,353 and $1,579 for the years ended December 31, 1997, 1996 and 1995, respectively.

     NVRFS is required to enter into collateral arrangements with various state regulatory agencies in order to conduct its mortgage lending operations. NVRFS has approximately $1,621 of contingent obligations under such agreements as of December 31, 1997. NVRFS believes it will fulfill its obligation under the contracts and does not anticipate any losses under these bond arrangements.

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     A summary of off-balance-sheet financial instruments is as follows:

                                                              CONTRACT AMOUNTS DECEMBER 31,
                                                            -------------------------------
                                                                1997               1996
                                                            ------------       ------------
     FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
      REPRESENT CREDIT RISK:
     Commitments to extend credit                               $129,949             94,901
                                                            ============       ============
     FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACT
      AMOUNTS EXCEED THE AMOUNT OF CREDIT RISK:
     Forward contracts                                          $195,719           $130,891
                                                            ============       ============

     NVRFS enters into contractual commitments to extend credit to buyers of single family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within timeframes established by NVRFS. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

time of the "lock-in" of rates by the borrower and sale date to a broker/dealer. This market risk is managed by entering into forward contracts as discussed below.

     Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     NVRFS enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specified prices and dates to broker/dealers. NVRFS has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1997 and 1996, there were no such positions. There were no counterparty default losses on forward contracts in 1997, 1996, or 1995. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVRFS limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with broker/dealers. In the event NVRFS has forward delivery contract commitments in excess of available mortgage-backed securities, NVRFS completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVRFS has no market risk associated with optional delivery contracts because NVRFS has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholder
NVR Homes, Inc.:

We have audited the accompanying consolidated balance sheets of NVR Homes, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR Homes, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 28, 1998

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                      DECEMBER 31,
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
ASSETS

Cash and cash equivalents                          $ 41,673  $ 71,471
Receivables                                           3,671     3,247
Inventory:
  Lots and housing units, covered under
    sales agreements with customers                 165,132   126,456
  Unsold lots and housing units                      51,434    37,940
  Manufacturing materials and other                   7,475     7,297
                                                   --------  --------
                                                    224,041   171,693

Property, plant & equipment, net                     10,147    10,272
Reorganization value in excess of amounts
 allocable to identifiable assets, net               69,366    75,818
Goodwill, net                                        10,753         -
Contract land deposits                               36,992    36,383
Other assets                                         19,869    18,058
                                                   --------  --------
   TOTAL ASSETS                                    $416,512  $386,942
                                                   ========  ========

LIABILITIES AND SHAREHOLDER'S EQUITY

 Accounts payable                                  $ 67,534  $ 54,325
 Accrued expenses and other liabilities              77,453    75,451
 Advances from affiliates, net                      102,461   107,896
 Notes payable                                        5,650         -
 Other term debt                                      5,627     5,859
                                                   --------  --------
   TOTAL LIABILITIES                                258,725   243,531

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
 Common stock, $0.01 par value; 100 shares
  authorized; 100 shares issued and outstanding           -         -
 Additional paid-in capital                          94,688    94,688
 Retained earnings                                   63,099    48,723
                                                   --------  --------
  Total shareholder's equity                        157,787   143,411
                                                   --------  --------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $416,512  $386,942
                                                   ========  ========

                See notes to consolidated financial statements

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)

                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                         DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                         ------------------  ------------------  ------------------

REVENUES:
Homebuilding revenues                           $1,154,022          $1,045,930            $869,119
Other income                                         1,203               1,311               1,499
                                                ----------          ----------            --------
 Total revenues                                  1,155,225           1,047,241             870,618


EXPENSES:
 Cost of sales                                     995,855             906,451             751,035
 Interest expense-external                           1,507               1,729               1,992
 Interest expense-affiliates                        14,675              14,676              14,676
 Selling, general and administrative               108,236              75,095              61,891
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                       6,635               7,048               7,048
                                                ----------          ----------            --------
 Total expenses                                  1,126,908           1,004,999             836,642

Income before income tax expense                    28,317              42,242              33,976
Income tax expense                                 (13,941)            (19,976)            (16,805)
                                                ----------          ----------            --------
NET INCOME                                      $   14,376          $   22,266            $ 17,171
                                                ==========          ==========            ========

                                NVR HOMES, INC.
                Consolidated Statements of Shareholder's Equity
                            (dollars in thousands)

                                                ADDITIONAL
                                   COMMON         PAID-IN        RETAINED
                                    STOCK         CAPITAL        EARNINGS
                                    -----         -------        --------
BALANCE, DECEMBER 31, 1994        $     -         $94,688         $ 9,286

  Net income                            -               -          17,171
                                  -------         -------         -------
BALANCE, DECEMBER 31, 1995              -          94,688          26,457

  Net income                            -               -          22,266
                                  -------         -------         -------
BALANCE, DECEMBER 31, 1996              -          94,688          48,723

  Net income                            -               -          14,376
                                  -------         -------         -------
BALANCE, DECEMBER 31, 1997        $     -         $94,688         $63,099
                                  =======         =======         =======

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                                                      ------------------  ------------------  ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                                                     $ 14,376            $ 22,266            $ 17,171
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Depreciation and amortization                                     9,686               9,586               9,011
Deferred tax provision                                              482                 165              (2,020)
Net change in assets and liabilities:
 Increase in inventories                                        (31,354)            (16,980)            (45,175)
 Decrease (increase) in receivables                                (282)              5,173              (3,331)
 Increase in accounts payable
  and accrued liabilities                                        12,068               8,226              26,945
Other, net                                                       (1,626)             (4,984)             (9,934)
                                                               --------            --------            --------
Net cash provided (used) by
 operating activities                                             3,350              23,452              (7,333)
                                                               --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                                         -                   -               5,000
Purchase of property, plant & equipment                          (2,587)             (3,764)             (2,129)
Business acquisition, net of cash acquired                      (12,533)                  -                   -
Proceeds from sale of property,
 plant & equipment                                                   33                 155                  12
                                                               --------            --------            --------
Net cash provided (used) by investing
 activities                                                     (15,087)             (3,609)              2,883
                                                               --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in advances from affiliates                             (6,662)                (69)            (10,059)
Principal repayments of term debt                                  (232)               (214)               (200)
Net borrowings (repayments) under credit
 lines and other notes payable                                  (11,167)                  -                   -
                                                               --------            --------            --------
Net cash used by financing activities                           (18,061)               (283)            (10,259)
                                                               --------            --------            --------

Net increase (decrease) in cash                                 (29,798)             19,560             (14,709)
Cash, beginning of the year                                      71,471              51,911              66,620
                                                               --------            --------            --------

Cash, end of year                                              $ 41,673            $ 71,471            $ 51,911
                                                               ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the year                                 $ 16,022            $ 16,210            $ 16,253
                                                               ========            ========            ========
 Taxes paid during the year
  (net of refunds)                                             $ 18,279            $ 17,707            $  8,090
                                                               ========            ========            ========

                See notes to consolidated financial statements.

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          The accompanying consolidated financial statements include consolidated financial information for NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995. Homes is a wholly-owned subsidiary of NVR, Inc. ("NVR"). All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1997 and 1996 was $29,831 and $23,378, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     GOODWILL

          The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed ("Goodwill") is amortized using the straight line method over ten years, and originated from the October 31, 1997 acquisition of Fox Ridge Homes, Inc. (See Note 2.) Accumulated amortization was $182 at December 31, 1997. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

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

     FINANCIAL INSTRUMENTS

          Management believes that insignificant differences exist between the carrying value and fair value of Homes' financial instruments. Homes and Fox Ridge have guaranteed the 11% Senior Notes due 2003 ("Senior Notes") of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.

     ROYALTY FEES

          Homes incurs royalty expenses for use of the Ryan Homes and NVHomes tradenames based upon a percentage of settlement revenues. The royalty expenses are included on the consolidated statement of income as a component of selling, general and administrative expenses.

     ADOPTION OF ACCOUNTING PRINCIPLE

          During 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Such adoption did not have a material impact on the Company's financial condition or results of operations.

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


2.   ACQUISITION

     NVR Fox Ridge, Inc., a wholly owned subsidiary of Homes, was formed during 1997 to purchase substantially all of the assets and assume certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading homebuilder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November, 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

     Fox Ridge accounted for this acquisition under the purchase method, and the operations of the acquired business have been included in Home's consolidated statements of income since its acquisition. Goodwill that was generated pursuant to the purchase transaction is being amortized using the straight line method over 10 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1997 acquisition of FRH as if such acquisition had occurred on the first day of the respective periods presented.

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                         1997         1996
                                      -----------  ----------
     Revenues                          $1,192,684  $1,100,821
     Net income                            14,840      24,694

3.   NATURE OF OPERATIONS, AND CERTAIN CONCENTRATIONS

     Homes is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan area, where Homes derived approximately 66% of its 1997 homebuilding revenues. The Company primarily constructs and sells single-family detached homes, townhomes and condominium buildings in three distinct product lines, through two divisions and one wholly owned subsidiary: Ryan Homes, NVHomes and Fox Ridge. Ryan Homes builds moderately priced homes in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, and markets its homes primarily to first-time buyers. NVHomes builds homes largely in the Washington, D.C. metropolitan area, and markets its homes primarily to move-up buyers. Fox Ridge builds moderately priced homes in Tennessee and also markets its homes primarily to first-time buyers.

4.   RELATED PARTY TRANSACTIONS

     During 1997, 1996, and 1995, Homes purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled $8,066, $6,612, and $8,877 during 1997, 1996 and 1995, respectively, and Homes expects to purchase the remaining lots under contract at December 31, 1997 over the next 18 to 24 months for an aggregate purchase price of approximately $32,000.

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


      During the years ended December 31, 1997 and 1996, Homes incurred $21,687 and $4,711, respectively, of royalty expenses for the use of the Ryan Homes and
NVHomes tradenames (the "Tradenames"). The Tradenames are owned by RVN, Inc. ("RVN"), a subsidiary of NVR. Homes had a $1,880 and $1,441 royalty expense payable due to RVN at December 31, 1997 and 1996, respectively.

     As of December 31, 1997 and 1996, Homes had $32,948 and $26,946,
respectively, of non-interest bearing intercompany advances to NVR due on demand, offset by a $133,460 note payable to NVR due in 2003 which accrues interest at a rate of 11%. Also, at December 31, 1997 and 1996, Homes had $69 and $(59), respectively, of non-interest bearing intercompany advances due to
(from) NVR Financial Services, Inc. ("NVRFS"), a subsidiary of NVR.

     Certain selling, general and administrative expenses incurred by NVR were allocated to its subsidiaries, including Homes. Homes was allocated $17,158, $7,625 and $8,308 in selling, general and administrative expenses during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Senior Notes, issued by NVR on September 30, 1993, are secured by a first priority pledge of the capital stock of Homes; Fox Ridge; NVR Financial Services, Inc. ("NVRFS"); and RVN. The Senior Notes are also guaranteed on a senior unsecured basis by Homes, Fox Ridge, RVN and NVRFS provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness.


5.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, which are stated at cost, consist of the following:

                                                   DECEMBER 31,
                                                -------------------
                                                  1997       1996
                                                ---------  --------

     Office facilities and other                $  3,727   $ 3,176
     Model home furniture and fixtures             5,947     4,255
     Manufacturing facilities                      7,199     7,964
     Property under capital leases excluding
      manufacturing facilities                     4,033     4,033
                                                --------   -------
                                                  20,906    19,428
     Less accumulated depreciation
      and amortization                           (10,759)   (9,156)
                                                --------   -------
                                                $ 10,147   $10,272
                                                ========   =======

     The property, plant and equipment listed above is collateral for various debt of Homes as more fully discussed in note 6.

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


6.   DEBT

     Debt consists of the following:

                                                          DECEMBER 31,
                                                     --------------------
                                                       1997        1996
                                                     -------     --------
         Notes payable:
          Working capital revolving credit (a)       $     -     $      -
                                                     =======     ========

          Other (b)                                  $ 5,650     $      -
                                                     =======     ========

         Other term debt:
          Capital lease and financing obligations
           and mortgages due in monthly
           installments through 2014 (c)             $ 5,627     $  5,859
                                                     =======     ========

(a) On September 30,1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for certain payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $6,059 and $5,345 were issued at December 31, 1997 and 1996, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 2000 and outstanding amounts bear interest, at the election of the Company, at (i) the base rate of interest announced by the facility agent or (ii) 2.0% above the Eurodollar rate. The weighted average interest rates for amounts outstanding under the facility were 8.1% and 8.0% during 1997 and 1996, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

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

(b) Other notes payable as of December 31, 1997 is principally comprised of a $4,750 note payable issued in connection with the acquisition of Fox Ridge (see
Note 2). The weighted average interest rate was 7.5% during 1997.

(c) The capital lease and financing obligations and mortgages have either fixed or variable interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of $5,169 and $5,470 at December 31, 1997 and 1996, respectively.

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1997:

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


                                      YEARS ENDING DECEMBER 31:
                         -----------------------------------------------
                          1998                                   $   830
                          1999                                       853
                          2000                                       853
                          2001                                       853
                          2002                                       853
                          Thereafter                               8,202
                                                                 -------
                                                                  12,444
                          Amount representing interest            (6,817)
                                                                 -------
                                                                 $ 5,627
                                                                 =======

Maturities with respect to notes payable and other term debt as of December 31, 1997 are as follows:

                                     YEARS ENDING DECEMBER 31:
                         -----------------------------------------------
                          1998                                   $ 2,046
                          1999                                     2,150
                          2000                                     2,097
                          2001                                       321
                          2002                                       313
                          Thereafter                               4,350

7.   INCOME TAXES

     The provision for income taxes consists of the following:

                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                     DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                     -----------------   -----------------   -----------------
 Current:
  Federal                 $11,312             $15,978             $14,832
  State                     2,147               3,833               3,993

 Deferred:
  Federal                     (33)               (149)             (1,725)
  State                       515                 314                (295)
                          -------             -------             -------
                          $13,941             $19,976             $16,805
                          =======             =======             =======

Deferred income taxes on Homes' consolidated balance sheets are comprised of the following:

                                                                             DECEMBER 31,
                                                                   ----------------------------
                                                                      1997              1996
                                                                   ----------         ---------
                       Deferred tax assets                           $14,239            $13,807
                       Less: valuation allowance                       2,852              4,078
                                                                     -------          ---------
                                                                      11,387              9,729
                       Less: deferred tax liabilities                    915                  2
                                                                     -------          ---------
                       Deferred tax assets, net                      $10,472            $ 9,727
                                                                     =======          =========

     Deferred tax assets arise principally as a result of various reserves required for financial reporting purposes which are not currently deductible for tax return purposes in addition to higher tax basis inventory resulting from uniform capitalization and interest capitalization required for tax purposes but not

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


for financial reporting. Deferred tax liabilities arise principally as a result of the goodwill that originated from the acquisition of Fox Ridge having a higher basis for financial reporting purposes.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $34,300, $49,457, and $37,197 for the years ended December 31, 1997, 1996 and 1995.

     Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 will be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the years ended December 31, 1997, 1996 and 1995, $0, $7,000 and $0, respectively, of such benefits were realized. Unrecognized deferred tax assets which arose as of September 30, 1993 amounted to $2,852 as of December 31, 1997 and 1996.

     A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

                                         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                      -----------------  -----------------  -----------------

Income taxes computed at the
 Federal statutory rate                     $ 9,911            $14,785            $11,892
State income taxes, net of Federal
 income tax benefit                           1,730              2,696              2,404
Non-deductible amortization                   2,259              2,467              2,467
Other, net                                       41                 28                 42
                                            -------            -------            -------
                                            $13,941            $19,976            $16,805
                                            =======            =======            =======

                                NVR Homes, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Homes is committed under several non-cancelable operating leases involving office space, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1997 are as follows:

                                  YEARS ENDED DECEMBER 31:
                         --------------------------------------
                         1998                            $2,437
                         1999                             1,195
                         2000                               797
                         2001                               578
                         2002                               469
                         Thereafter                       2,760
                                                         ------
                                                         $8,236
                                                         ======

     Total rent expense incurred under operating leases was approximately $1,703, $1,493 and $1,518 for the years ended December 31, 1997, 1996 and 1995, respectively.

     During the ordinary course of operating its business, Homes is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. Homes had approximately $11,434 of contingent obligations under such agreements as of December 31, 1997. Homes believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     Homes is also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of Homes.

     At December 31, 1997, Homes has restricted cash of $1,272, representing deposits on homes under sales contracts in certain markets where the Company operates.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholder
Fox Ridge Homes, Inc.:

We have audited the accompanying balance sheets of Fox Ridge Homes, Inc. as of December 31, 1997 and 1996 and the related statements of income, shareholder's equity, and cash flows for the two months ended December 31, 1997, the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fox Ridge Homes, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the two months ended December 31, 1997, the ten months ended October 31, 1997, and the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, certain assets of the Predecessor were acquired and certain liabilities of the Predecessor were assumed by Fox Ridge Homes, Inc. on October 31, 1997. Accordingly, Fox Ridge Homes, Inc. accounted for the transaction as a purchase pursuant to the requirements of Accounting Principles Board Opinion No. 16, "Business Combinations". As a result, the financial statements for periods subsequent to October 31, 1997 are not comparable to the financial statements for periods prior to this date.



KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 28, 1998

                             FOX RIDGE HOMES, INC.
                                 Balance Sheets
                             (dollars in thousands)

                                                          SUCCESSOR  *PREDECESSOR
                                                          ---------  ------------
                                                               DECEMBER 31,
                                                          -----------------------
                                                            1997         1996
                                                          ---------  ------------
       ASSETS
          Cash and cash equivalents                         $     -       $   657
          Restricted cash                                         -             3
          Accounts receivable                                   302           142
          Inventory, net                                     19,879        17,232
          Prepaid expenses                                       12            18
          Investment in FRP, LP                                 179           298
          Note receivable-Valley Brooke, LLC                      -           475
          Property and equipment, net                           228           191
          Goodwill, net                                      10,753             -
          Non-compete agreement, less accumulated
           amortization of $404                                   -           179
                                                            -------       -------

            TOTAL ASSETS                                    $31,353       $19,195
                                                            =======       =======

       LIABILITIES AND SHAREHOLDER'S EQUITY
          Notes payable - lot acquisitions                  $   900       $     -
          Notes payable - construction loans                      -         6,205
          Notes payable - acquisition note                    4,750             -
          Accounts payable                                    2,281         1,850
          Due to affiliate                                    8,012             -
          Accrued expenses                                      637         1,242
          Deferred taxes                                        281             -
          Dividends payable                                       -           999
          Negative goodwill, less accumulated
           amortization of $132                                   -           373
                                                            -------       -------
            TOTAL LIABILITIES                                16,861        10,669
                                                            -------       -------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDER'S EQUITY:
          Common stock, 100,000 ($.01 par) and
           4,000,000 (no par) shares authorized at
           December 31, 1997 and 1996, respectively;
           100 and 1,798,206 shares issued and
           outstanding for 1997 and 1996, respectively            -             -
          Additional paid in capital                         14,250         2,000
          Retained earnings                                     242         6,526
                                                            -------       -------
           Total shareholder's equity                        14,492         8,526
                                                            -------       -------
              TOTAL LIABILITIES AND SHAREHOLDER'S
              EQUITY                                        $31,353       $19,195
                                                            =======       =======

*Period is prior to the date that the Company was acquired by NVR, Inc. (see note 1).

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                              STATEMENTS OF INCOME
                             (dollars in thousands)

                                         [SUCCESSOR]                           [PREDECESSOR]*
                                     -----------------     ---------------------------------------------------------
                                      TWO MONTHS ENDED     TEN MONTHS ENDED       YEAR ENDED          YEAR ENDED
                                     DECEMBER 31, 1997     OCTOBER 31, 1997   DECEMBER 31, 1996   DECEMBER  31, 1995
                                     -----------------     ----------------   -----------------   ------------------
Sales                                      $8,955               $38,662            $54,891              $38,622
Cost of sales                               7,138                31,455             43,062               30,051
                                           ------               -------            -------              -------
  Gross profit                              1,817                 7,207             11,829                8,571
Selling, general and administrative         1,261                 4,433              5,486                4,559
                                          -------               -------            -------              -------
  Income from operations                      556                 2,774              6,343                4,012

Other income (expense):
 Interest income                                3                    36                 34                   35
Interest expense                             (186)                 (676)              (847)                (702)
 Gain on condemnation of
  inventory                                     -                     -                  -                  209
 Equity in earnings of
  FRP, LP                                      17                    51                 77                  120
 Other, net                                    10                   257                 46                   38
                                           ------               -------            -------              -------
  Net other expense                          (156)                 (332)              (690)                (300)
Income before income taxes                    400                 2,442              5,653                3,712
Income tax expense                            158                   197                338                  227
                                           ------               -------            -------              -------
Net income                                 $  242               $ 2,245            $ 5,315              $ 3,485
                                           ======               =======            =======              =======

*Periods are prior to the date that the Company was acquired by NVR, Inc. (see note 1).

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                      Statements of Shareholder's Equity
                            (dollars in thousands)


                                                    (SUCCESSOR)                                      *(PREDECESSOR)
                                   ---------------------------------------------     ---------------------------------------------
                                    COMMON      PAID IN      RETAINED                COMMON      PAID IN      RETAINED
                                    STOCK       CAPITAL      EARNINGS     TOTAL       STOCK      CAPITAL      EARNINGS     TOTAL
                                   -------     ---------    ----------   -------     -------     --------     --------    --------
*Balance, December 31, 1994        $     -      $      -     $    -      $     -     $      -    $  2,000      $   786     $ 2,786

  Net income                             -             -          -            -            -           -        3,485       3,485

  Dividends declared                     -             -          -            -            -           -       (1,038)     (1,038)
                                   -------      --------     ------      -------     --------    --------      -------     -------

*Balance, December 31, 1995              -             -          -            -            -       2,000        3,233       5,233

  Net income                             -             -          -            -            -           -        5,315       5,315

  Dividends declared                     -             -          -            -            -           -       (2,022)     (2,022)
                                   -------      --------     ------      -------     --------    --------      -------     -------

*Balance, December 31, 1996              -             -          -            -            -       2,000        6,526       8,526

  Net income                             -             -          -            -            -           -        2,245       2,245

  Dividends declared                     -             -          -            -            -           -       (1,072)     (1,072)
                                   -------      --------     ------      -------     --------    --------      -------     -------

*Balance, October 31, 1997               -             -          -            -            -       2,000        7,699       9,699

  Effect of acquisition                  -        14,250          -       14,250            -      (2,000)      (7,699)     (9,699)

  Net income                             -             -        242          242            -           -            -           -
                                   -------      --------     ------      -------     --------    --------      -------     -------

Balance, December 31, 1997         $     -      $ 14,250     $  242      $14,492     $     -     $      -      $     -     $     -
                                   =======      ========     ======      =======     ========    ========      =======     =======

*Periods are prior to the date that the Company was acquired by NVR, Inc. (see note 1).

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                            Statements of Cash Flows
                             (dollars in thousands)

                                                 [SUCCESSOR]                               [PREDECESSOR]*
                                             ------------------     --------------------------------------------------------------
                                              TWO MONTHS ENDED       TEN MONTHS ENDED       YEAR ENDED            YEAR ENDED
                                              DECEMBER 31, 1997      OCTOBER 31, 1996     DECEMBER 31, 1996     DECEMBER 31 1995
                                             ------------------     ------------------   -------------------   -------------------
Cash flows from operating activities
 Net income                                           $    242             $ 2,245             $ 5,315                $ 3,485
 Adjustments to reconcile
  net income to
    net cash and cash equivalents
    provided (used)
    by operating activities:
 Depreciation                                               36                  95                  91                     51
 Amortization, net                                         182                  56                  67                    141
 Equity in earnings of FRP                                 (17)                (51)                (77)                  (120)
 Gain on condemnation of inventory                           -                   -                   -                   (209)
 Decrease in restricted cash                                 -                   2                  19                    105
 Increase in accounts receivable                          (160)                (53)                (41)                  (158)
 Decrease (increase) in inventories                      1,115              (4,738)             (1,908)                (2,500)
 Deferred tax expense                                      281                   -                   -                      -
 (Increase) decrease in prepaid expenses                     -                   4                  (1)                     3
 (Decrease) increase in accounts payable
    and accrued expenses                                   (99)                 19                 (34)                   955
                                                      --------             -------             -------                -------

Net cash and cash equivalents provided (used)
     by operating activities                             1,580              (2,421)              3,431                  1,753

Cash flows from investing activities:
 Notes receivable from Valley Brook, LLC                     -                   -                (475)                     -
 Notes receivable from Turnberr Homes, LLC                   -                (507)                  -                      -
 Repayments of note receivable from FRP, LP                  -                  78                  24                      -
 Repayments of notes receivable from
    Valley Brooke, LLC                                       -                 153                   -                      -
 Dividends received from FRP, LP                             -                 117                  93                      -
 Purchase of property and equipment                        (16)               (152)               (136)                  (100)
                                                      --------             -------             -------                -------

Net cash and cash equivalents used by
    investing activities                                   (16)               (311)               (494)                  (100)

Cash flows from financing activities:
 Decrease in due to affiliates                          (3,270)                  -                   -                      -
 Dividends paid                                              -              (2,071)             (1,634)                  (944)
 Net borrowings from construction loans                    (11)              4,963                (728)                    35
 Net borrowings under development loans                      -                   -                (103)                  (251)
 Repayment of principal on
    1993 acquisition debt                                    -                   -                   -                   (380)
 Proceeds from notes payable                                 -                 900                   -                      -
                                                      --------             -------             -------                -------

Net cash and cash equivalents provided (used)
    by financing activities                             (3,281)              3,792              (2,465)                (1,540)

Net increase (decrease) in cash and
    cash equivalents                                    (1,717)              1,060                 472                    113

Cash and cash equivalents at
    beginning of period                                  1,717                 657                 185                     72
                                                      --------             -------             -------                -------

Cash and cash equivalents at
    end of period                                     $      -             $ 1,717             $   657                $   185
                                                      ========             =======             =======                =======

Supplemental disclosures of cash  flow information
  Cash paid during the period for:
  Interest                                             $   143             $   624             $   894                $   703
                                                       =======             =======             =======                =======
  Income taxes                                         $     -             $   133             $   286                $   149
                                                       =======             =======             =======                =======

* Periods are prior to the date that the Company was acquired by NVR, Inc. (see note 1).

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


1.   ACQUISITION

     NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor") in November, 1997. To consummate the purchase on October 31, 1997 (the "Purchase Date"), Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

     Fox Ridge accounted for this acquisition using the purchase method, which resulted in a new basis of accounting for the assets acquired and liabilities assumed at the Purchase Date. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to this date. Excess of amounts paid for the business acquisition over the net fair value of the assets acquired and the liabilities assumed ("Goodwill") generated pursuant to the Purchase Transaction is being amortized using the straight line method over 10 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1997 acquisition of FRH as if such acquisition had occurred on the first day of the respective periods presented.

                                        YEAR ENDED DECEMBER 31,
                                  ---------------------------------
                                   1997                     1996
                                   ----                     ----

     Revenues                       $47,617                  $54,891
     Net income                       1,270                    2,864

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of the Successor for the two months ended December 31, 1997, and the accounts of the Predecessor for the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995. Reference to the "Company" refers to the Predecessor prior to the Purchase Date and to the Successor subsequent to the Purchase date unless the context otherwise specifies.

     Certain prior year amounts have been reclassified to conform to the current period presentation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes short-term investments with original maturities of three months or less.

     RESTRICTED CASH

     Restricted cash consists of the compensating balances the Company is required to maintain with municipalities or county authorities for bond arrangements.

     GOODWILL

     Goodwill is amortized using the straight line method over ten years, and originated from the Purchase Transaction (see Note 1). Accumulated amortization was $182 at December 31, 1997. Determination of any impairment loss related to this intangible asset is based on consideration of projected undiscounted cash flows.

     NEGATIVE GOODWILL

     Negative goodwill recorded at December 31, 1996 represents the excess of net assets acquired over the purchase price in connection with a 1993 stock purchase. The negative goodwill was being amortized on a straight-line basis over a period of 15 years. Amortization for the ten months ended October 31, 1997 and for the years ended December 31, 1996 and 1995 was $28, $33 and $33, respectively.

     ADOPTION OF NEW ACCOUNTING PRINCIPLE

     Fox Ridge adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities during the year ended December 31, 1997. Such adoption did not have a material impact on the Company's financial condition or results of operations.

     FINANCIAL INSTRUMENTS

     Management believes that insignificant differences exist between the carrying value and fair value of Fox Ridge's financial instruments. As discussed in Note 8, Fox Ridge has guaranteed the 11% Senior Notes ("Senior Notes") due 2003 of NVR. Management believes that it is not practical to estimate the fair value of such guarantee.

     NON-COMPETE AGREEMENT

     The non-compete agreement was being amortized on a straight-line basis over a period of five years, the length of the agreement. Amortization expense for the ten months ended October 31, 1997 and for the years ended December 31, 1996 and 1995 was $84, $100 and $100, respectively.

     HOMEBUILDING INVENTORY

     Inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Such costs include land, land improvements, property taxes and direct construction costs. Prior to the Purchase Date, interest costs were

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           (dollars in thousands)

capitalized into inventory. Subsequent to the Purchase Date, interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis.

     REVENUES

     Fox Ridge builds light-frame, low-rise residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of 5 years for furniture and equipment, 3 years for motor vehicles, and 2 years for model house furnishings, or the lease term if shorter.

     INCOME TAXES

     Subsequent to the Purchase Date, Fox Ridge is included in the consolidated federal income tax return of NVR and therefore has entered into a tax allocation agreement with NVR. According to this agreement, Fox Ridge will generally make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based upon the amount of the tax obligation of Fox Ridge on a "separate return" basis. Also, in the event Fox Ridge incurs a tax loss on a "separate return" basis for any year, Fox Ridge will generally be compensated for the tax effects of such tax loss through payments received from others in the consolidated group.

     Prior to the Purchase Date, the Company elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. As an S Corporation, any federal tax liability or refund receivable related to income or loss generated during the year is the responsibility of the individual shareholders of the Company. State income taxes are payable directly by the Company.

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

3.   NATURE OF OPERATIONS AND CERTAIN CONCENTRATIONS

     The Company is one of the largest homebuilders in the Nashville, Tennessee metropolitan area, where the Company derived all of its 1997 homebuilding revenues. The Company primarily constructs and sells moderately priced, single-family detached homes and townhomes, and markets its homes primarily to first-time buyers.

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, which are stated at cost, consist of the following:

                                                      DECEMBER 31,
                                               -------------------------
                                                  1997            1996
                                               ----------       --------
     Furniture and equipment                      $   159       $   116
     Motor vehicles                                   208           131
     Model home furnishings                           137            89
     Leasehold improvements                             6             6
                                                  -------       -------
                                                      510           342
     Less accumulated depreciation                   (282)         (151)
                                                  -------       -------
                                                  $   228       $   191
                                                  =======       =======


5.   INVENTORY

     Inventory consists of the following:

                                                      DECEMBER 31,
                                               -------------------------
                                                  1997            1996
                                               ----------       --------
      Undeveloped land                            $   365       $ 1,247
     Finished lots                                  8,802         4,984
     Direct construction costs                     10,362        10,337
     Land development costs                           350           664
                                                  -------       -------
                                                  $19,879       $17,232
                                                  =======       =======

     During 1995, a portion of the Company's inventory with a book value of $41 was condemned. The Company received $250 as proceeds resulting in a gain of $209 included in the accompanying 1995 statement of income.

     As of December 31, 1996, there was $228 of interest capitalized as inventory.


6.   INVESTMENT IN FRP, LP

     On May 17, 1994, the Company invested $140 for a 66 2/3% interest in a limited partnership, FRP, LP (the Partnership). The Partnership purchased a residential development consisting of 122 lots from an unrelated party. At December 31, 1997, the Company has an option to buy the remaining 17 lots from the Partnership at $22 per lot. During the two months ended December 31, 1997, the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995, the Company purchased 3 lots for approximately $66; 21 lots for approximately $327; 37 lots for approximately $564; and 30 lots for approximately $507, respectively. The Company, as a limited partner, does not have control of the business due to the general partner (FRP, Inc.) having control of the management of the partnership and the only authority to bind the partnership. Profits are allocated according to the partners' capital contribution ratios: the Company: 66 2/3% and FRP, Inc.: 33 1/3%. The Company accounts for the investment using the equity method of accounting. The net income for the Partnership for the two months ended December 31, 1997, the ten months ended October 31, 1997 and for the years ended December 31, 1996 and 1995 was $25, $76, $116 and $180, respectively. The Company's portion of that income was $17, $51, $77 and $120, respectively. The Partnership paid dividends of $175 in 1997. The Company's portion of those

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


dividends was $117. Also, at December 31, 1996, the Company had a receivable from FRP, LP in the amount of $78.

     Unaudited condensed balance sheets of the Partnership at December 31, 1997 and 1996 and the respective statements of income for the two months ended December 31, 1997, the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995 follow:

                                                         DECEMBER 31,
                                                  ------------------------
                                                    1997            1996
                                                  --------        --------
     ASSETS:
     Cash                                            $ 138            $ 42
     Finished lots                                     180             450
                                                     -----            ----
       TOTAL ASSETS                                  $ 318            $492
                                                     =====            ====

     LIABILITIES:
     Accounts payable - Fox Ridge Homes, Inc.            -              78
     Notes payable                                       -              34
     Other liabilities                                  51              45
     Partners' equity                                  267             335
                                                     -----            ----
       TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 318            $492
                                                     =====            ====


                                    TWO MONTHS ENDED        TEN MONTHS ENDED         YEAR ENDED             YEAR ENDED
                                    DECEMBER 31, 1997       OCTOBER  31, 1997      DECEMBER 31, 1996      DECEMBER 31, 1995
                                    -----------------       -----------------      -----------------      -----------------
  Net sales                               $    66                     $   327               $  564               $  507
  Cost of sales                                34                         236                  416                  363
                                          -------                     -------               ------               ------
    Gross profit                               32                          91                  148                  144

  Interest expense                              -                           1                   27                   61
  Property taxes                                1                          13                    3                   13
  Other  operating expenses                     7                           1                    2                   16
                                          -------                     -------               ------               ------
                                                                           15                   32                   90

    Income before extraordinary item           25                          76                  116                   54
                                          -------                     -------               ------               ------

  Extraordinary gain-refinancing of
    notes payable                               -                           -                    -                  126
                                          -------                     -------               ------               ------

    Net income                            $    25                     $    76               $  116               $  180
                                          =======                     =======               ======               ======

7.   BENEFIT PLAN

     The Company sponsors a 401(K) plan for all employees with at least one year of service. Contributions to the plan by the Company are discretionary. Participants vest in the Company's contributions at 25% for each year of service with 100% vesting after four years. The Company contributed $30, $131, $199 and $182 for the two months ended December 31, 1997, the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


8.   RELATED PARTY TRANSACTIONS

     During the ten months ended October 31, 1997, the Predecessor purchased, at market prices, developed lots from companies controlled by a member of the Predecessor's board of directors. Those purchases totaled $1,260. Of the total, 50 lots were obtained by issuing a $900 note payable (see note 10); the remaining 20 lots were purchased with $360 in cash. In addition, certain lots were acquired during the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995 from FRP, LP (see note 6). Certain of the Predecessor's board of directors and employees hold controlling equity interests in FRP, LP.

     As of December 31, 1997, Fox Ridge had $8,012 of interest bearing intercompany advances to Homes due on demand to fund its working capital needs. The advances bear interest at 2.0% above the Eurodollar rate.

     The Senior Notes, issued by NVR on September 30, 1993, are secured by a first priority pledge of the capital stock of Fox Ridge; Homes; NVR Financial Services, Inc. ("NVRFS"); and RVN, Inc. ("RVN"). The Senior Notes are also guaranteed on a senior unsecured basis by Fox Ridge, Homes, RVN and NVRFS provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness.

     In 1996 the Company loaned $475 to a limited liability corporation, Valley Brooke, LLC (the Corporation), an entity in whom certain members of the Predecessor's board of directors and certain employees of the Predecessor had a financial interest. The Corporation purchased approximately 194 acres of undeveloped land and an option on an adjoining 30 acres of land from an unrelated party for approximately $2 million. This receivable was not part of the Purchase Transaction.

9.   INCOME TAXES

     Prior to the Purchase Date, the Predecessor elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. As an S Corporation, any federal tax liability or refund receivable related to income or loss generated during the year was the responsibility of the individual shareholders of the Predecessor. Income tax expense incurred prior to the Purchase Date was comprised solely of state income taxes and were payable directly by the Predecessor.

     For the two months ended December 31, 1997, the Successor's income tax expense (benefit) consists of the following:


                              TWO MONTHS ENDED
                              DECEMBER 31, 1997
                              -----------------
          Current:
            Federal                   $ (121)
            State                         (2)

          Deferred:
            Federal                       255
            State                          26
                                      -------
                                      $   158
                                      =======

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


     Deferred income taxes on the Successor's December 31, 1997 balance sheet is comprised of the following:

                                          DECEMBER 31, 1997
                                          -----------------
       Deferred tax assets                         $ 632
       Less: deferred tax liabilities                913
                                                   -----
       Deferred tax liability                      $ 281
                                                   =====

     Deferred tax assets arise principally as a result of inventory acquired in the Purchase Transaction having a higher basis for tax return purposes than for financial reporting purposes. Similarly, deferred tax liabilities arise principally as a result of goodwill originated from the Purchase Transaction having a higher basis for financial reporting purposes than for tax return purposes.

     A reconciliation of income tax expense in the accompanying statement of income for the two months ended December 31, 1997 to the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:


                                             YEAR ENDED
                                           DECEMBER 31, 1997
                                           -----------------
   Income taxes computed at the
     Federal statutory rate                        $  140
   State income taxes, net of Federal
     income tax benefit                                16
   Other, net                                           2
                                                   ------
                                                   $  158
                                                   ======

10.  DEBT

    Debt consists of the following:

                                                DECEMBER 31,
                                        ----------------------------
                                          1997                1996
                                        --------            --------
    Notes payable:
     Lot acquisition (a)                  $  900              $    -
                                          ======              ======

     Acquisition Note (b)                 $4,750              $    -
                                          ======              ======

     Construction loans (c)               $    -              $6,205
                                          ======              ======

(a) The lot acquisition notes consist of two lot acquisition notes with an aggregate face value of $900. Of the total, $270 bears interest at the prime rate and is due in full in October 1998. The remaining $630 of principal outstanding is interest free until October 1998 and then bears interest at the current prime rate, adjusted every six months, and is due in various amounts through 2001. The weighted average interest rate for the two months ended December 31, 1997 for the interest-bearing portion of the debt was 7.5%.

(b) The acquisition note was issued in connection with the Purchase Transaction (see note 1). The acquisition note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments on October 31, 1998, 1999 and 2000, including accrued interest.

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


(c) The construction loans were repaid on October 31, 1997 in connection with the Purchase Transaction (note 1).

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     Fox Ridge is committed under a non-cancelable operating lease involving office space that expires in 1999. Total rent expense incurred under the operating lease was approximately $14, $75, $84, and $74 for the two months ended December 31, 1997, the ten months ended October 31, 1997, and the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments under these operating leases as of December 31, 1997 are as follows:


                           YEARS ENDED DECEMBER 31:
                       ---------------------------------
                         1998                       $ 73
                         1999                         36
                                                    ----
                                                    $109
                                                    ====

     During the ordinary course of operating its business, Fox Ridge is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. Fox Ridge had approximately $1,540 of such contingent obligations under such agreements as of December 31, 1997. Fox Ridge believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     Fox Ridge is also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of Fox Ridge.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholder
RVN, Inc.:

We have audited the accompanying balance sheet of RVN, Inc. as of December 31, 1997 and 1996 and the related statements of income, shareholder's equity, and cash flows for the year ended December 31, 1997 and the three months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RVN Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and the three months ended December 31, 1996, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 28, 1998

                                   RVN, INC.
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                                DECEMBER 31,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
ASSETS

     Cash and cash equivalents                             $   11       $   62
     Royalty receivable                                     1,880        1,441
                                                           ------       ------
        TOTAL ASSETS                                       $1,891       $1,503
                                                           ======       ======

LIABILITIES AND SHAREHOLDER'S EQUITY

     Accounts payable and accrued expenses                 $  643       $  530

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
     Common stock, $1 par value; 3,000 shares
       authorized; 1,000 shares issued and outstanding          1            1
     Additional paid-in capital                                64           64
     Retained earnings                                      1,183          908
                                                           ------       ------
        Total shareholder's equity                          1,248          973
                                                           ------       ------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $1,891       $1,503
                                                           ======       ======


                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)

                                                            THREE
                                             YEAR          MONTHS
                                             ENDED          ENDED
                                         DECEMBER 31,   DECEMBER 31,
                                             1997           1996
                                         ------------   ------------
REVENUES:
Royalty revenue                          $   21,687        $   4,711
Other income                                      8                -
                                         ----------        ---------
                                             21,695            4,711

EXPENSES:
   General and administrative                   (54)             (30)
                                         ----------        ---------

Income before income tax expense             21,641            4,681
Income tax expense                           (7,656)          (1,638)
                                         ----------        ---------

NET INCOME                               $   13,985        $   3,043
                                         ==========        =========

                       See notes to financial statements

                                   RVN, INC.
                      Statements of Shareholder's Equity
                            (dollars in thousands)

                                                  ADDITIONAL
                                   COMMON          PAID-IN       RETAINED
                                    STOCK          CAPITAL       EARNINGS
                                    -----          -------       --------
BALANCE, OCTOBER 1, 1996           $    -         $      -      $       -
   Capital contribution                 1               64              -
   Net income                           -                -          3,043
   Dividend to parent                   -                -         (2,135)
                                   ------         --------      ---------
BALANCE, DECEMBER 31, 1996              1               64            908

   Net income                           -                -         13,985
   Dividend to parent                   -                -        (13,710)
                                   ------         --------      ---------
BALANCE, DECEMBER 31, 1997         $    1         $     64      $   1,183
                                   ======         ========      =========

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)

                                           YEAR ENDED         THREE MONTHS ENDED
                                        DECEMBER 31, 1997      DECEMBER 31, 1996
                                        -----------------      -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
Net income                               $    13,985              $    3,043
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
Net change in assets and liabilities:
   Increase in receivables                      (439)                 (1,441)
   Increase in accounts payable
     and accrued liabilities                     113                     530
                                         -----------              ----------
Net cash provided by operating                13,659                   2,132
   activities                            -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend to parent                           (13,710)                 (2,135)
Capital contribution                               -                      65
                                         -----------              ----------
Net cash used by financing activities        (13,710)                 (2,070)
                                         -----------              ----------

Net (decrease) increase in cash                  (51)                     62
Cash, beginning of the period                     62                       -
                                         -----------              ----------
Cash, end of period                      $        11              $       62
                                         ===========              ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid during the period       $         -              $        -
                                         ===========              ==========
   Taxes paid during the period
     (net of refunds)                    $     7,517              $    1,134
                                         ===========              ==========

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying financial statements include financial information for RVN, Inc. ("RVN" or the "Company") as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and the three months ended December 31, 1996. RVN is a wholly owned subsidiary of NVR, Inc. ("NVR").

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

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

4.   RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1997 and the three months ended December 31, 1996, RVN earned $21,687 and $4,711, respectively, in royalty fees for allowing Homes to use the Tradenames to market its homes. RVN had a $1,880 and $1,441 royalty receivable due from Homes at December 31, 1997 and 1996, respectively.

     The Senior Notes, issued by NVR on September 30, 1993, are secured by a first priority pledge of the capital stock of RVN, Homes, Fox Ridge Homes, Inc. ("Fox Ridge") and NVR Financial Services, Inc. ("NVRFS"). The Senior Notes are also guaranteed on a senior unsecured basis by RVN, Homes, Fox Ridge and NVRFS provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness.

5.   INCOME TAXES

     The provision for income taxes consists of the following:

                                 YEAR ENDED           THREE MONTHS ENDED
                              DECEMBER 31, 1997        DECEMBER 31, 1996
                              -----------------        -----------------
          Current:
             Federal          $    7,531               $    1,638
             State                   125                        -

          Deferred:
             Federal                   -                        -
             State                     -                        -
                              ----------               ----------
                              $    7,656               $    1,638
                              ==========               ==========

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholders
NVR, Inc.:

Under date of January 28, 1998, we reported on the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in the NVR, Inc. annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
January 28, 1998

                                                                      SCHEDULE I

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                   (dollars in thousands, except share data)


                                                             DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
ASSETS
     Cash and cash equivalents                        $         -   $       -
     Property and equipment, net                            7,094       7,644
     Investment in and advances to
       homebuilding subsidiaries                          259,546     250,897
     Investment in and advances to
       mortgage banking subsidiaries                       21,194      28,599
     Other assets                                           2,561       2,987
                                                      -----------   ---------

       TOTAL ASSETS                                   $   290,395   $ 290,127
                                                      ===========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses            $    17,287   $   9,847
     Note payable                                              78          86
     Other term debt                                        8,390       8,184
     Senior notes                                         120,000     120,000
                                                      -----------   ---------

       TOTAL LIABILITIES                                  145,755     138,117
                                                      -----------   ---------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value; 60,000,000
       shares authorized; 19,995,494 and
       19,881,515 shares issued for 1997
       and 1996, respectively                                 200         199
     Additional paid-in-capital                           164,731     157,842
     Retained earnings                                     75,977      47,098
     Less treasury stock at cost - 8,900,972 and
       6,307,108 shares at December 31, 1997
       and 1996, respectively                             (96,268)    (53,129)
                                                      -----------   ---------
       TOTAL SHAREHOLDERS' EQUITY                         144,640     152,010
                                                      -----------   ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   290,395   $ 290,127
                                                      ===========   =========

                  See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)
                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF INCOME
                            (dollars in thousands)


                                                   YEAR ENDED              YEAR ENDED              YEAR ENDED
                                               DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995
                                               -----------------       -----------------       -----------------
REVENUES
    Interest and other income                  $              29       $             197       $              78
    Interest income-affiliates, net                       15,515                  15,461                  14,837
                                               -----------------       -----------------       -----------------
                    Total revenues                        15,544                  15,658                  14,915

EXPENSES
    Interest expense                                     (14,908)                (14,888)                (15,178)
    General and administrative, net of
      allocations to subsidiaries                           (636)                   (770)                 (1,309)
    Equity in earnings
      of homebuilding subsidiaries                        28,361                  25,309                  17,171
    Equity in earnings
      of mortgage banking subsidiaries                     1,853                     603                     146
                                               -----------------       -----------------       -----------------

                    Total expenses                        14,670                  10,254                     830
                                               -----------------       -----------------       -----------------

    Income before income taxes
      and extraordinary gain                              30,214                  25,912                  15,745

    Income tax (expense) benefit                          (1,335)                   (131)                    655

    Extraordinary gain-repurchase of
      debt (net of tax expense of $645
      for the year ended December
      31, 1995                                                 -                       -                     927
                                               -----------------       -----------------       -----------------

    NET INCOME                                 $          28,879       $          25,781       $          17,327
                                               =================       =================       =================

                  See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                             ADDITIONAL
                                             COMMON            PAID-IN          RETAINED         TREASURY
                                              STOCK            CAPITAL          EARNINGS           STOCK
                                             ------          ----------         --------         --------
BALANCE, DECEMBER 31, 1994                   $  181          $  142,163         $  4,299         $ (17,121)

Net income                                        -                   -           17,327                 -
Purchase of common stock
  for treasury                                    -                   -                -            (2,581)
Performance share activity                        1               1,739                -                 -
Warrant activity                                  -                   1                -                 -
Option activity                                   2                 169                -                 -
                                             ------          ----------         --------         ---------

BALANCE, DECEMBER 31, 1995                      184             144,072           21,626           (19,702)


Net income                                        -                   -           25,781                 -
Purchase of common stock
  for treasury                                    -                   -                -           (35,137)
Performance share activity                        -                 529                -             1,710
Warrant activity                                 15              13,146             (309)                -
Option activity                                   -                  95                -                 -
                                             ------          ----------         --------         ---------

BALANCE, DECEMBER 31, 1996                      199             157,842           47,098           (53,129)


Net income                                        -                   -           28,879                 -
Purchase of common stock
  for treasury                                    -                   -                -           (45,545)
Performance share activity                        -               5,580                -             2,406
Tax benefit from stock option exercises           -                 464                -                 -
Option activity                                   1                 845                -                 -
                                             ------          ----------         --------         ---------

BALANCE, DECEMBER 31, 1997                   $  200          $  164,731         $ 75,977         $ (96,268)
                                             ======          ==========         ========         =========

                  See notes to financial statement schedule.

                                                                      SCHEDULE I
                                                                     (continued)

                                   NVR, INC.
                               (Parent Company)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                            YEAR ENDED                 YEAR ENDED               YEAR ENDED
                                                         DECEMBER 31, 1997          DECEMBER 31, 1996        DECEMBER 31, 1995
                                                         -----------------          -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                             $          28,879          $          25,781        $          17,327
  Adjustments to reconcile net
   income to net cash provided/
   (used) by operating activities:
  Depreciation and amortization                                      1,333                      1,313                    1,311
  Extraordinary gain - extinguishment of debt                            -                          -                   (1,572)
  Equity in income of subsidiaries                                 (30,214)                   (25,912)                 (17,317)
  Net change in assets and liabilities:
        Increase (decrease) in accounts payable
          and accrued expenses                                       7,904                     (7,225)                  (9,912)
        Other                                                        7,956                      3,370                    2,510
                                                         -----------------          -----------------        -----------------

  Net cash provided/(used)
    by operating activities                                         15,858                     (2,673)                  (7,653)
                                                         -----------------          -----------------        -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                  (121)                      (455)                    (445)
  Investments in and advances to/from
    homebuilding and mortgage
    banking subsidiaries, net                                       28,970                     25,325                   23,542
                                                         -----------------          -----------------        -----------------
  Net cash provided by investing
    activities                                                      28,849                     24,870                   23,097
                                                         -----------------          -----------------        -----------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of senior debt                                              -                          -                  (12,962)
  Purchase of treasury stock and warrants                          (45,545)                   (35,446)                  (2,581)
  Other, net                                                           838                     13,249                       99
                                                         -----------------          -----------------        -----------------
  Net cash used by financing activities                            (44,707)                   (22,197)                 (15,444)
                                                         -----------------          -----------------        -----------------

  Net decrease in cash                                                   -                          -                        -
  Cash, beginning of year                                                -                          -                        -
                                                         -----------------          -----------------        -----------------

  Cash, end of year                                      $               -          $               -        $               -
                                                         =================          =================        =================

                  See notes to financial statement schedule.

                                   NVR, INC.
                               (Parent Company)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (dollars in thousands)


1.   DEBT AND GUARANTEES

                                                  DECEMBER 31,
                                         -----------------------------
                                            1997                1996
                                         ---------           ---------
          Note payable                   $      78           $      86
          Other term debt                    8,390               8,184
          Senior notes (a)                 120,000             120,000
                                         ---------           ---------
                                         $ 128,468           $ 128,270
                                         =========           =========

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

     The Senior Notes are senior obligations of NVR and rank pari passu in right of payment to all existing and future senior indebtedness of NVR and senior in right of payment to all existing and future subordinated indebtedness of NVR. The Senior Notes are secured by a first priority pledge of the capital stock of NVR Homes, Inc. ("Homes"), Fox Ridge Homes, Inc. ("Fox Ridge"), NVR Financial Services, Inc. ("NVRFS") and RVN, Inc. ("RVN"), (Homes, Fox Ridge, NVRFS, and RVN collectively, the "Guarantors"). The Senior Notes also are guaranteed on a senior, unsecured basis by the Guarantors; provided, however, that the guarantee by Homes is subordinated to up to $60,000 of Senior Bank Indebtedness. During the year ended December 31, 1995, NVR purchased $15,000 in principal amount of its Senior Notes in the open market. These transactions resulted in a pre-tax gain of $1,572 for the year ended December 31, 1995 and is included in the accompanying financial statements as an extraordinary item, net of the applicable taxes. Through December 31, 1997, the Company has repurchased $40,000 in the aggregate of its Senior Notes in the open market.

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

     Also on September 30, 1993, Homes as borrower and NVR as guarantor entered into a working capital revolving credit agreement (the "Working Capital Revolving Credit" or "Senior Bank Indebtedness"). This facility currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations, and is generally available to fund working capital needs of Homes and for certain payments of NVR. Up to approximately $24,000 of this facility is currently available for issuance in the form of letters of credit of which $6,059 and $5,345 was outstanding at December 31, 1997 and 1996, respectively. The Working Capital Revolving Credit is for a three year period ending May 31, 2000 and outstanding amounts bear interest, at the election of the Company, at (i) the base rate of interest announced by the facility agent or
(ii) 2.0% above the Eurodollar Rate. The weighted average interest rates for amounts outstanding under the facility were 8.1% and 8.0% during 1997 and 1996, respectively. NVR's guarantee is a guarantee of collection only and is unsecured.

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

     Maturities with respect to the notes payable, other term debt and the Senior Notes as of December 31, 1997 are as follows:

                           YEARS ENDING DECEMBER 31:
                         -----------------------------
                         1998               $       10
                         1999                       10
                         2000                       10
                         2001                       10
                         2002                       10
                         Thereafter            131,728

     The $131,728 maturing after 2002 includes $120,000 in Senior Notes which mature in April 2003.

2.   DIVIDENDS PAID TO THE REGISTRANT

     NVR received returns of capital of $22,039, $24,928 and $3,000 from its consolidated subsidiaries during the years ended December 31, 1997, 1996 and 1995, respectively.