Form 10-Q
period 1998-03-31
NVR INC
filed 1998-05-12
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                         Commission file number 1-12378

                                   NVR, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Virginia                                        54-1394360
--------------------------------                ----------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
         -------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
  --------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


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

As of May 6, 1998 there were 11,323,796 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No
                          ------    ------

                                   NVR, INC.
                                   FORM 10-Q
                                     INDEX
--------------------------------------------------------------------------------

                                                                                     Page
                                                                                     ----
PART I    FINANCIAL INFORMATION
------
Item 1.   NVR, Inc. Consolidated Financial Statements
          -------------------------------------------
          Consolidated Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997..........................................   4
          Consolidated Statements of Income for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................   6
          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................   7
          Notes to Consolidated Financial Statements.................................   8

          NVR Homes, Inc. Consolidated Financial Statements
          -------------------------------------------------
          Consolidated Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997..........................................  11
          Consolidated Statements of Income for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  12
          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  13
          Notes to Consolidated Financial Statements.................................  14

          NVR Financial Services, Inc. Consolidated Financial Statements
          --------------------------------------------------------------
          Consolidated Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997..........................................  16
          Consolidated Statements of Income for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  17
          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  18
          Notes to Consolidated Financial Statements.................................  19

          RVN, Inc. Financial Statements
          ------------------------------
          Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997..........................................  21
          Statements of Income for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  21
          Statements of Cash Flows for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  22
          Notes to Financial Statements..............................................  23


                                   NVR, INC.
                                   FORM 10-Q
                                INDEX-CONTINUED
--------------------------------------------------------------------------------

                                                                                     Page
                                                                                     ----
          Fox Ridge Homes, Inc. Financial Statements
          ------------------------------------------
          Balance Sheets at March 31, 1998
          (unaudited) and December 31, 1997..........................................  24
          Statements of Income for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  25
          Statements of Cash Flows for the Three
          Months Ended March 31, 1998 (unaudited) and
          March 31, 1997 (unaudited).................................................  26
          Notes to Financial Statements..............................................  27

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................  28

PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K...........................................  34

          Exhibit Index..............................................................  35

          Signature..................................................................  36

                                    PART I
                                    ------
Item 1.
-------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                              MARCH 31, 1998  DECEMBER 31, 1997
                                              --------------  -----------------
                                               (unaudited)
ASSETS

  HOMEBUILDING:
    Cash and cash equivalents                    $ 31,802         $ 41,684
    Receivables                                     4,674            3,398
    Inventory:
      Lots and housing units, covered under
       sales agreements with customers            193,562          165,132
      Unsold lots and housing units                47,522           51,434
      Manufacturing materials and other             4,799            7,475
                                                 --------         --------
                                                  245,883          224,041

    Property, plant and equipment, net             16,820           17,241
    Reorganization value in excess of amounts
     allocable to identifiable assets, net         67,753           69,366
    Goodwill, net                                  10,479           10,753
    Contract land deposits                         37,677           36,992
    Other assets                                   23,585           22,424
                                                 --------         --------
                                                  438,673          425,899
                                                 --------         --------
  MORTGAGE BANKING:
    Cash and cash equivalents                       7,476            4,041
    Mortgage loans held for sale, net             167,517          115,744
    Mortgage servicing rights, net                  2,971            2,220
    Property and equipment, net                       724              637
    Reorganization value in excess of amounts
     allocable to identifiable assets, net         11,428           11,700
    Other assets                                    5,204            4,380
                                                 --------         --------
                                                  195,320          138,722
                                                 --------         --------

        TOTAL ASSETS                             $633,993         $564,621
                                                 ========         ========


                See notes to consolidated financial statements.

                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                              MARCH 31, 1998  DECEMBER 31, 1997
                                              --------------  -----------------
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

  HOMEBUILDING:
     Accounts payable                            $ 63,100         $ 67,987
     Accrued expenses and other liabilities       104,967           94,931
     Notes payable                                  5,706            5,728
     Other term debt                               14,022           14,017
     Senior notes                                 120,000          120,000
                                                 --------         --------
                                                  307,795          302,663
                                                 --------         --------
  MORTGAGE BANKING:
     Accounts payable and other liabilities        11,790            8,925
     Notes payable                                158,079          108,393
                                                 --------         --------
                                                  169,869          117,318
                                                 --------         --------

        Total liabilities                         477,664          419,981
                                                 --------         --------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value; 60,000,000
      shares authorized; 20,053,489 and
      19,995,494 shares issued as of
      March 31, 1998 and December 31, 1997,
      respectively                                    201              200
     Paid-in-capital                              160,433          164,731
     Retained earnings                             86,837           75,977
     Less treasury stock at cost- 8,535,827
      and 8,900,972 shares at March 31, 1998
      and December 31, 1997, respectively         (91,142)         (96,268)
                                                 --------         --------
        Total shareholders' equity                156,329          144,640
                                                 --------         --------
           TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                 $633,993         $564,621
                                                 ========         ========



                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 1998        MARCH 31,1997
                                         -------------------  ------------------
Homebuilding:
  Revenues                                   $ 291,547            $ 238,987
  Other income                                     155                  509
  Cost of sales                               (247,956)            (207,469)
  Selling, general and administrative          (19,965)             (16,094)
  Amortization of reorganization value
   in excess of amounts allocable to
   identifiable assets/goodwill                 (1,886)              (1,613)
                                             ---------            ---------
  Operating income                              21,895               14,320
  Interest expense                              (4,153)              (4,057)
                                             ---------            ---------
    Homebuilding income                         17,742               10,263
                                             ---------            ---------

MORTGAGE BANKING:
  Mortgage banking fees                          7,687                5,122
  Interest income                                1,855                1,083
  Other income                                     222                   53
  General and administrative                    (5,583)              (5,029)
  Amortization of reorganization value
   in excess of amounts allocable to
   identifiable assets                            (272)                (272)
  Interest expense                              (1,491)                (390)
                                             ---------            ---------
    Operating income                             2,418                  567
                                             ---------            ---------

TOTAL SEGMENT INCOME                            20,160               10,830

  Income tax expense                            (9,300)              (5,067)
                                             ---------            ---------

  Net income                                 $  10,860            $   5,763
                                             =========            =========

BASIC EARNINGS PER SHARE                     $    0.95            $    0.45
                                             =========            =========

DILUTED EARNINGS PER SHARE                   $    0.81            $    0.42
                                             =========            =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31, 1998        MARCH 31,1997
                                         -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                   $  10,860            $   5,763
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                    3,450                3,286
 Mortgage loans closed                         (578,334)            (297,698)
 Proceeds from sales of mortgage loans          526,271              282,630
 Gain on sale of loans                           (5,701)              (3,092)
 Net change in assets and liabilities:
  Decrease/(increase) in inventories            (21,842)                 966
  Increase in receivables                        (1,249)              (2,663)
  Increase/(decrease) in accounts
   payable and accrued expenses                   9,451               (4,634)
 Other, net                                      (1,719)                  --
                                              ---------            ---------

 Net cash used by operating activities          (58,813)             (15,442)
                                              ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sales of mortgage-backed
  securities                                        474                6,910
 Purchase of property, plant
  and equipment                                    (932)                (684)
 Principal payments on mortgage-backed
  securities                                      1,152                1,013
 Proceeds from sales of mortgage
  servicing rights                                2,984                2,102
 Other, net                                        (466)                (712)
                                              ---------            ---------

 Net cash provided by investing
  activities                                      3,212                8,629
                                              ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Decrease in other term debt                        (49)                 (57)
 Redemption of bonds                               (476)              (7,042)
 Net borrowings (repayments) under
  notes payable                                  49,664               19,492
 Purchase of treasury stock                          --              (23,475)
 Other, net                                          15                  374
                                              ---------            ---------

 Net cash provided/(used) by
  financing activities                           49,154              (10,708)
                                              ---------            ---------

 Net decrease in cash                            (6,447)             (17,521)
 Cash, beginning of the period                   45,725               74,780
                                              ---------            ---------

 Cash, end of period                          $  39,278            $  57,259
                                              =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Interest paid during the period              $   2,122            $   1,387
                                              =========            =========
 Income taxes paid, net of refunds            $   1,752            $     161
                                              =========            =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's results of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements. The Company will implement SFAS No. 131 in its full year 1998 financial statements.

                                   NVR, INC.
                   Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


3.   SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is presented below:

                                COMMON   PAID-IN   RETAINED   TREASURY
                                STOCK    CAPITAL   EARNINGS    STOCK
                                ------  ---------  --------  ----------

Balance, December 31, 1997       $200    $164,731   $75,977   $(96,268)

Net income                          -           -    10,860          -
Option activity                     1          14         -          -
Tax benefit from stock based
  compensation activity             -         814         -          -
Performance share activity          -      (5,126)        -      5,126
                                 ----    --------   -------   --------
Balance, March 31, 1998          $201    $160,433   $86,837   $ 91,142
                                 ====    ========   =======   ========

     Approximately 365,000 shares were reissued from the treasury during January 1998 in satisfaction of benefits earned and expensed in 1997 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.04 per share. In addition, 87,081 options were exercised during the first quarter of 1998, with NVR realizing approximately $15 in aggregate equity proceeds.

4.   DEBT

     On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400 million of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

     On April 14, 1998, the Company completed an offering under the shelf registration statement for $145 million of senior notes due 2005 (the "New Notes"), resulting in aggregate net proceeds to the Company of approximately $142.8 million after fees and expenses. The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company's other existing and future unsecured indebtedness. The New Notes are guaranteed on a senior unsecured basis by NVR Homes, Inc. An additional $30 million in principal is available for issuance under the New Note offering.

     The Company intends to apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes") (the "Tender Offer"). The Tender Offer expires at 12:00 midnight, New York City

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

time, on May 18, 1998, unless otherwise extended by the Company. The total amount of funds required by the Company to pay the consideration in connection with the Tender Offer, including all related costs and expenses, is estimated to be approximately $130 million, plus accrued interest to the settlement date. Assuming 100% of the outstanding principal amount of the Senior Notes is tendered and accepted for payment prior to the expiration date of the Tender Offer, the Company expects to record an extraordinary loss upon the extinguishment of debt of approximately $8.0 million (net of related income tax benefits of approximately $5.0 million) in the second quarter of 1998. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof.

     In addition, the Company has irrevocably exercised its option to purchase, effective May 1999, certain office buildings currently utilized by NVR's mortgage banking operations, which will thereby extinguish the Company's obligations under the capital lease pertaining to these buildings. The effective interest rate on the capital lease debt is 13.8%. Pending the purchase, the Company has irrevocably deposited approximately $12 million of proceeds from the New Notes into escrow administered by a trustee, which represents the approximate amount necessary to exercise the purchase option.
The Company expects to recognize an extraordinary loss on extinguishment of debt related to this purchase offer of approximately $2.0 million (post-tax) upon the settlement of the capital lease obligation.

     NVR has reached a nonbinding agreement in principle with the agent bank under its $60 million working capital credit facility, which in its current form expires in May 2000, regarding a restructuring of the working capital credit facility. Pursuant to the terms of such agreement in principle, (a) NVR, Inc. would be the borrower under the credit facility instead of NVR Homes, Inc. (b) the facility would provide for borrowings of up to $100 million (with an initial committed amount of $60 million) on an unsecured basis, (c) NVR Homes would guarantee the facility, (d) the facility would be scheduled to expire in May 2001, and (e) NVR would reorganize its corporate structure by merging NVR Homes, NVR Financial Services, Inc. and NVR, Inc. NVR intends to complete the restructuring by May 1999. In the event NVR does not complete the restructuring by that time, the facility would expire in November 1999. As a result of the restructuring, the parent company, NVR, Inc., would conduct its homebuilding business directly and would conduct its mortgage banking business through its direct wholly owned subsidiary, NVR Mortgage Finance, Inc.

     In January 1998, NVR Mortgage Finance, Inc., a subsidiary of NVR's wholly owned mortgage banking subsidiary, NVR Financial Services, Inc., amended its mortgage warehouse facility to increase the available borrowing limit to $125,000 from $100,000. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                          MARCH 31, 1998   DECEMBER 31, 1997
                                                          ---------------  -----------------
ASSETS                                                      (unaudited)

          Cash and cash equivalents                             $ 31,795            $ 41,673
          Receivables                                              5,154               3,671
          Inventory:
           Lots and housing units, covered under
            sales agreements with customers                      193,562             165,132
           Unsold lots and housing units                          47,522              51,434
           Manufacturing materials and other                       4,799               7,475
                                                                --------            --------
                                                                 245,883             224,041

          Property, plant and equipment, net                       9,876              10,147
          Reorganization value in excess of amounts
           allocable to identifiable assets, net                  67,753              69,366
          Goodwill, net                                           10,479              10,753
          Contract land deposits                                  37,677              36,992
          Other assets                                            20,807              19,869
                                                                --------            --------
            Total assets                                        $429,424            $416,512
                                                                ========            ========

     LIABILITIES AND SHAREHOLDER'S
       EQUITY

          Accounts payable                                      $ 62,646            $ 67,534
          Accrued expenses and other liabilities                  71,389              77,453
          Advances from affiliates, net                          119,983             102,461
          Notes payable                                            5,630               5,650
          Other term debt                                          5,579               5,627
                                                                --------            --------
            TOTAL LIABILITIES                                    265,227             258,725

       SHAREHOLDER'S EQUITY:
          Common stock, $0.01 par value; 100
           shares authorized; 100 shares
           issued and outstanding                                      -                   -
          Additional paid-in capital                              94,688              94,688
          Retained earnings                                       69,509              63,099
                                                                --------            --------
           Total shareholder's equity                            164,197             157,787
                                                                --------            --------
              TOTAL LIABILITIES AND SHAREHOLDER'S
              EQUITY                                            $429,424            $416,512
                                                                ========            ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                          THREE MONTHS     THREE MONTHS
                                              ENDED            ENDED
                                         MARCH 31, 1998   MARCH 31, 1997
                                         ---------------  ---------------

REVENUES:
Homebuilding revenues                          $291,547         $238,987
Other income                                        155              509
                                               --------         --------
 Total revenues                                 291,702          239,496


EXPENSES:
 Cost of sales                                  247,956          207,469
 Interest expense-external                          427              333
 Interest expense-affiliates                      3,669            3,669
 Selling, general and administrative             25,249           20,357
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                    1,886            1,613
                                               --------         --------
 Total expenses                                 279,187          233,441

Income before income tax expense                 12,515            6,055
Income tax expense                               (6,105)          (3,023)
                                               --------         --------

NET INCOME                                     $  6,410         $  3,032
                                               ========         ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                      MARCH 31, 1998   MARCH 31, 1997
                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  6,410         $  3,032
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                  2,677            2,325
Net change in assets and liabilities:
 Decrease (increase) in inventories                          (21,842)             966
 Increase in receivables                                      (1,483)          (3,161)
 Decrease in accounts payable
  and accrued liabilities                                    (11,233)         (25,480)
Other, net                                                    (1,356)              63
                                                            --------         --------

Net cash used by operating activities                        (26,827)         (22,255)
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                         (505)            (594)
Proceeds from sale of property,
 plant & equipment                                                 -                1
                                                            --------         --------
Net cash used by investing
 activities                                                     (505)            (593)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from affiliates                          17,522            4,707
Principal repayments of notes payable and
 other term debt                                                 (68)             (56)
                                                            --------         --------
Net cash provided by financing activities                     17,454            4,651
                                                            --------         --------

Net decrease in cash                                          (9,878)         (18,197)
Cash, beginning of the period                                 41,673           71,471
                                                            --------         --------

Cash, end of period                                         $ 31,795         $ 53,274
                                                            ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                            $  3,958         $  3,955
                                                            ========         ========
 Taxes paid during the period
  (net of refunds)                                          $ 11,832         $ 17,023
                                                            ========         ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries. Homes is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations. The statements are provided pursuant to Homes' status as a guarantor of NVR's 11% Senior Notes due 2003. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because the Company has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on the Company's financial statements.

3.   DEBT

     In January 1998, Homes amended its working capital credit facility. The amended facility resulted in a reduction of the borrowing rate from 2.0% above the Eurodollar Rate to 1.5% above the Eurodollar Rate. The other terms and conditions are substantially the same as those under the facility in effect at December 31, 1997. The facility expires in May 2000.

     NVR has reached a nonbinding agreement in principle with the agent bank under the facility, regarding a restructuring of the facility. Pursuant to the terms of such agreement in principle, (a) NVR, Inc. would be the borrower under the facility instead of Homes, (b) the facility would provide for borrowings of up to $100 million (with an initial committed amount of $60 million) on an unsecured basis,

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)



(c) Homes would guarantee the facility, (d) the facility would be scheduled to expire in May 2001, and (e) NVR would reorganize its corporate structure by merging Homes, NVR Financial Services, Inc. and NVR, Inc. NVR intends to complete the restructuring by May 1999. In the event NVR does not complete the restructuring by that time, the facility would expire in November 1999. As a result of the restructuring, the parent company, NVR, Inc., would conduct its homebuilding business directly and would conduct its mortgage banking business through its direct wholly owned subsidiary, NVR Mortgage Finance, Inc.

     On April 14, 1998, NVR completed an offering under a universal shelf registration statement for $145 million of senior notes due 2005 (the "New Notes"). The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. Homes has issued a full and unconditional guarantee relative to the New Notes.

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                        MARCH 31,   DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (unaudited)
ASSETS

     MORTGAGE BANKING:
       Cash and cash equivalents                         $  7,476       $  4,041
       Receivables                                          3,870          3,308
       Mortgage loans held for sale, net                  167,517        115,744
       Property and equipment, net                            724            637
       Real estate acquired through foreclosure               845            504
       Mortgage servicing rights, net                       2,971          2,220
       Reorganization value in excess of amount
         allocable to identifiable assets, net             11,428         11,700
       Other assets                                           479            559
                                                         --------       --------
                                                          195,310        138,713

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                     19,007         20,010
       Funds held by trustee                                1,170            245
       Receivables                                            734            799
       Other assets                                           204            231
                                                         --------       --------
                                                           21,115         21,285
                                                         --------       --------
         TOTAL ASSETS                                    $216,425       $159,998
                                                         ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY

     MORTGAGE BANKING:
       Accounts payable                                  $  9,647       $  5,380
       Accrued expenses and other liabilities               2,795          3,824
       Due to affiliates                                    3,556            116
       Notes payable                                      158,079        108,393
                                                         --------       --------
                                                          174,077        117,713
     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities                 908            681
       Bonds payable, net                                  20,197         20,595
                                                         --------       --------
                                                           21,105         21,276
                                                         --------       --------
         TOTAL LIABILITIES                                195,182        138,989

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                        -              -
       Additional paid-in capital                          20,382         20,382
       Retained earnings                                      861            627
                                                         --------       --------
         Total shareholder's equity                        21,243         21,009
                                                         --------       --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $216,425       $159,998
                                                         ========       ========


                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                           MARCH 31, 1998   MARCH 31, 1997
                                           ---------------  ---------------
MORTGAGE BANKING:
 Interest income                                  $ 1,855          $ 1,083
 Gain on sales of mortgage
  loans                                             5,701            3,092
 Servicing fees                                       192              715
 Title fees                                         1,794            1,315
 Other, net                                           224               50
                                                  -------          -------
  Total revenues                                    9,766            6,255
                                                  -------          -------

 Interest expense                                  (1,491)            (390)
 Interest on advances
  from affiliates                                     (96)            (328)
 General and administrative                        (5,506)          (4,872)
 Amortization of mortgage
  servicing rights                                    (77)            (157)
 Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                                             (272)            (272)
                                                  -------          -------
  Total expenses                                   (7,442)          (6,019)
                                                  -------          -------

   Operating income                                 2,324              236

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
 Interest income                                      409              596
 Interest expense                                    (399)            (545)
 Other, net                                           (12)             (48)
                                                  -------          -------
   Operating income                                    (2)               3
                                                  -------          -------

TOTAL OPERATING INCOME                              2,322              239

Income tax expense                                 (1,088)            (134)
                                                  -------          -------

NET INCOME                                        $ 1,234          $   105
                                                  =======          =======

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                      THREE MONTHS     THREE MONTHS
                                                          ENDED            ENDED
                                                     MARCH 31, 1998   MARCH 31, 1997
                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $   1,234        $     105
 Adjustments to reconcile net income to
  net cash used in
  operating activities:
 Accretion of net discount on
  mortgage-backed securities                                    (86)             (63)
 Amortization                                                   458              537
 Gain on sales of loans                                      (5,701)          (3,092)
 Mortgage loans closed                                     (578,334)        (297,698)
 Proceeds from sales of mortgage loans                      526,271          282,630
 Other, net                                                   4,212              586
                                                          ---------        ---------
 Net cash used in operating activities                      (51,946)         (16,995)
                                                          ---------        ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in funds held by trustee                             (925)            (773)
 Principal payments on mortgage-
  backed securities                                           1,152            1,013
 Proceeds from sales of mortgage-
  backed securities                                             474            6,910
 Purchases of office facilities and equipment                  (413)             (25)
 Proceeds from sales of mortgage
  servicing rights                                            2,984            2,102
 Other, net                                                     459               47
                                                          ---------        ---------
 Net cash provided by investing activities                    3,731            9,274
                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                        49,686           19,492
 Redemption of bonds                                           (476)          (7,042)
 Return of capital/dividend to parent                        (1,000)          (4,026)
 Change in due to affiliates                                  3,440               10
                                                          ---------        ---------

 Net cash provided by financing activities                   51,650            8,434
                                                          ---------        ---------

Net increase in cash                                          3,435              713
Cash, beginning of period                                     4,041            3,247
                                                          ---------        ---------

Cash, end of period                                       $   7,476        $   3,960
                                                          =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                           $   1,560        $   1,167
                                                          =========        =========
Taxes paid during the period, net of refunds              $     481        $     (79)
                                                          =========        =========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


1.   Basis of Presentation

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company") and its subsidiaries. NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.
The statements are provided pursuant to NVRFS' status as a guarantor of NVR's 11% Senior Notes due 2003. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's results of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements. The Company will implement SFAS No. 131 in its full year 1998 financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                       ADDITIONAL
                               COMMON   PAID-IN     RETAINED   TOTAL
                               STOCK    CAPITAL     EARNINGS  EQUITY
                               ------  ----------   --------  -------
BALANCE, DECEMBER 31, 1997     $    -  $   20,382   $    627  $21,009
 Dividend                           -           -     (1,000)  (1,000)
 Net income                         -           -      1,234    1,234
                               ------  ----------   --------  -------
BALANCE, MARCH 31, 1998        $    -  $   20,382   $    861  $21,243
                               ======  ==========   ========  =======


4.   Debt

     In January 1998, NVR Mortgage Finance, Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $125,000 from $100,000. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

                                   RVN, INC.
                                 Balance Sheets
                   (dollars in thousands, except share data)

                                                       MARCH 31,   DECEMBER 31,
                                                         1998         1997
                                                      -----------  ------------
                                                      (unaudited)
ASSETS
  Cash and cash equivalents                                $    7        $   11
  Royalty receivable                                        1,910         1,880
                                                           ------        ------
     Total assets                                          $1,917        $1,891
                                                           ======        ======

LIABILITIES AND SHAREHOLDER'S EQUITY

  Accounts payable and accrued expenses                    $  658        $  643

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, $1 par value; 3,000 shares
    authorized; 1,000 shares issued and outstanding             1             1
  Additional paid-in capital                                   64            64
  Retained earnings                                         1,194         1,183
                                                           ------        ------
     Total shareholder's equity                             1,259         1,248
                                                           ------        ------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $1,917        $1,891
                                                           ======        ======

                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                                         Three         Three
                                                         Months        Months
                                                         Ended         Ended
                                                       March 31,     March 31,
                                                          1998          1997
                                                       ----------    ----------
     REVENUES:
     Royalty revenue                                      $ 5,329       $ 4,548
     Other income                                               1             3
                                                          -------       -------
                                                            5,330         4,551

     EXPENSES:
       General and administrative                              (7)          (14)
                                                          -------       -------

     Income before income tax expense                       5,323         4,537
     Income tax expense                                    (1,885)       (1,588)
                                                          -------       -------

     NET INCOME                                           $ 3,438       $ 2,949
                                                          =======       =======

                       See notes to financial statements

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                      MARCH 31, 1998   MARCH 31, 1997
                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 3,438          $ 2,949
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Increase in royalty receivables                                (30)            (185)
 Increase in accounts payable and
  accrued liabilities                                            15               39
                                                            -------          -------
 Net cash provided by
  operating activities                                        3,423            2,803
                                                            -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend to parent                                          (3,427)          (2,840)
                                                            -------          -------
 Net cash used by
   financing activities                                      (3,427)          (2,840)
                                                            -------          -------

Net decrease in cash                                             (4)             (37)
Cash, beginning of period                                        11               62
                                                            -------          -------

Cash, end of period                                         $     7          $    25
                                                            =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                             $     -          $     -
                                                            =======          =======
Taxes paid during the period, net of refunds                $ 1,842          $ 1,524
                                                            =======          =======

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because the Company has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on the Company's financial statements.

3.  SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                      ADDITIONAL
                              COMMON   PAID-IN    RETAINED
                              STOCK    CAPITAL    EARNINGS
                              ------  ----------  ---------

BALANCE, DECEMBER 31, 1997    $    1  $       64  $  1,183

  Net income                       -           -     3,438
  Dividend to parent               -           -    (3,427)
                              ------  ----------  --------
BALANCE, MARCH 31, 1998       $    1  $       64  $  1,194
                              ======  ==========  ========

                             FOX RIDGE HOMES, INC.
                                Balance Sheets
                            (dollars in thousands)


                                                           MARCH 31,    DECEMBER 31,
                                                             1998           1997
                                                          -----------   ------------
                                                          (unaudited)
ASSETS
   Cash and cash equivalents                                  $     -        $     -
   Accounts receivable                                             32            192
   Inventory, net                                              20,947         19,879
   Investment in FRP, LP                                          214            179
   Property and equipment, net                                    229            228
   Goodwill, net                                               10,479         10,753
   Other                                                          175            122
                                                              -------        -------

     TOTAL ASSETS                                             $32,076        $31,353
                                                              =======        =======

LIABILITIES AND SHAREHOLDER'S EQUITY
   Notes payable - lot acquisitions                           $   900        $   900
   Notes payable - acquisition note                             4,730          4,750
   Accounts payable                                             1,324          2,281
   Due to affiliate                                             8,965          8,012
   Accrued expenses                                             1,043            637
   Deferred taxes                                                 281            281
                                                              -------        -------
     TOTAL LIABILITIES                                         17,243         16,861
                                                              -------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
   Common stock, $.01 par, 100,000 shares
   authorized; 100 shares issued and outstanding                    -              -
   Additional paid in capital                                  14,250         14,250
   Retained earnings                                              583            242
                                                              -------        -------
    Total shareholder's equity                                 14,833         14,492
                                                              -------        -------
       TOTAL LIABILITIES AND SHAREHOLDER'S
       EQUITY                                                 $32,076        $31,353
                                                              =======        =======

                      See notes to financial statements.

                             Fox Ridge Homes, Inc.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                          (SUCCESSOR)    (PREDECESSOR)*
                                         THREE MONTHS     THREE MONTHS
                                             ENDED            ENDED
                                        MARCH 31, 1998   MARCH 31, 1997
                                        --------------   --------------
REVENUES:
Homebuilding revenues                          $11,458          $11,231
Other income                                         2               15
                                               -------          -------
 Total revenues                                 11,460           11,246


EXPENSES:
 Cost of sales                                   9,574            9,363
 Interest expense                                  266              166
 Selling, general and administrative               778              749
 Goodwill amortization                             273                -
                                               -------          -------
 Total expenses                                 10,891           10,278

Income before income tax expense                   569              968
Income tax expense                                (228)             (51)
                                               -------          -------

NET INCOME                                     $   341          $   917
                                               =======          =======

* Period is prior to the date that the Company was acquired by NVR Homes, Inc. (see note 1)

                    See notes to the financial statements.

                             FOX RIDGE HOMES, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                        (SUCCESSOR)    (PREDECESSOR)*
                                                       THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                      MARCH 31, 1998   MARCH 31, 1997
                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   341           $  915
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                    302               42
Equity earnings in FRP, LP                                       (35)               -
Net change in assets and liabilities:
 Decrease (increase) in inventories                           (1,068)             203
 Decrease (increase) in receivables                              160             (461)
 Decrease in accounts payable
  and accrued liabilities                                       (551)            (880)
Other, net                                                       (53)              12
                                                             -------           ------

Net cash used by operating activities                           (904)            (169)
                                                             -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                          (29)             (70)
Dividends from FRP, LP                                             -               79
                                                             -------           ------
Net cash (used) provided by investing
 activities                                                      (29)               9
                                                             -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                               -             (999)
Increase in advances from affiliates                             953                -
Net borrowings (repayments) under notes payable                  (20)           1,898
                                                             -------           ------
Net cash provided by financing activities                        933              899
                                                             -------           ------

Net increase (decrease) in cash                                    -              739
Cash, beginning of the period                                      -              660
                                                             -------           ------

Cash, end of period                                          $     -           $1,399
                                                             =======           ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                             $   172           $  130
                                                             =======           ======
 Taxes paid during the period
  (net of refunds)                                           $  (142)          $  133
                                                             =======           ======

* Period is prior to the date that the Company was acquired by NVR Homes, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   Basis of Presentation

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed in 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee, which occurred on October 31, 1997 (the "Purchase Date"). The accompanying unaudited financial statements include the accounts of the Successor for the quarter ending March 31, 1998, and include the accounts of the Predecessor for the quarter ending March 31, 1997. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to the Purchase Date. The statements are provided pursuant to Fox Ridge's status as a guarantor of NVR's 11% Senior Notes due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   Adoption of New Accounting Principles

     During the quarter ended March 31, 1998, Fox Ridge adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarters ended March 31, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     Fox Ridge will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because Fox Ridge has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on Fox Ridge's financial statements.

ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

NVR, INC. CONSOLIDATED
----------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and mortgage banking. Holding company general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

HOMEBUILDING SEGMENT

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     During the first quarter of 1998, homebuilding operations generated revenues of $291,547 compared to revenues of $238,987 in the first quarter of 1997. The change in revenues was due primarily to a 17.3% increase in the number of homes settled from 1,315 units in 1997 to 1,543 units in 1998, and to a 4% increase in the average selling price from $181.2 in 1997 to $188.3 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 2,262 during the first quarter of 1998 increased 56.5% compared with the 1,445 new orders generated during the same 1997 period. The increase in new orders was the result of more favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc, acquired by the Company during the fourth quarter of 1997.

     Gross profit margins in the first quarter of 1998 increased to 15.0% as compared to 13.2% for the quarter ended March 31, 1997. The increase in gross margins was due to continuing favorable market conditions, the Company's continued focus on controlling construction costs, unusually mild winter weather experienced in most of the Company's markets, and improved margins in the Company's expansion markets. SG&A expenses for the first quarter of 1998 increased $3,871 from the first quarter of 1997, and as a percentage of revenues was consistent with the prior year quarter. The increase in SG&A dollars is due primarily to the increase in revenues noted above.

     Backlog units and dollars were 3,914 and $782,690, respectively, at March 31, 1998 compared to 2,596 and $496,993, respectively, at March 31, 1997. The increase in backlog units and dollars is primarily attributable to a 42.6% increase in new orders for the six month period ended March 31, 1998 compared to the same 1997 period.

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

CALCULATION OF HOMEBUILDING EBITDA:
                                               THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                   1998            1997
                                              --------------  --------------
     Operating income                               $21,895         $14,320
     Depreciation                                       936             830
     Amortization of excess reorganization
      value/goodwill                                  1,886           1,613
                                                    -------         -------
     Homebuilding EBITDA                            $24,717         $16,763
                                                    =======         =======
     % of Homebuilding revenues                         8.5%            7.0%
                                                    =======         =======

     Homebuilding EBITDA in the first quarter of 1998 was $7,954 higher than in the first quarter of 1997, and as a percentage of homebuilding revenues, increased from 7.0% to 8.5%.

MORTGAGE BANKING SEGMENT

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The mortgage banking segment generated operating income of $2,418 for the three months ended March 31, 1998 compared to operating income of $567 during the same period in 1997. Loan closings were $578,334 and $297,698 during the respective quarters ended March 31, 1998 and 1997, representing an increase of 94%.

     Mortgage banking fees had a net increase of $2,565, representing a 50% increase when comparing the respective quarters of March 31, 1998 and 1997. The increase can be attributed to the higher gain on sale of loans resulting from the significant increase in loan closings, which is partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio. A summary of mortgage banking fees is noted below:


MORTGAGE BANKING FEES:                               1997     1996
                                                    -------  -------
Net gain on sale of loans                            $5,701   $3,092
Servicing                                               192      715
Title services                                        1,794    1,315
                                                     ------   ------
                                                     $7,687   $5,122
                                                     ======   ======

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has developed a plan to assess the Company's exposure to Year 2000 Issues, and is currently in the process of performing its detailed review. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400 million of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

     On April 14, 1998, the Company completed an offering under the shelf registration statement for $145 million of senior notes due 2005 (the "New Notes"), resulting in aggregate net proceeds to the Company of approximately $142.8 million after fees and expenses. The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company's other existing and future unsecured indebtedness. The New Notes are guaranteed on a senior unsecured basis by NVR Homes, Inc. An additional $30 million in principal is available for issuance under the New Note offering.

     The Company intends to apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes") (the "Tender Offer"). The Tender Offer expires at 12:00 midnight, New York City time, on May 18, 1998, unless otherwise extended by the Company. The total amount of funds required by the Company to pay the consideration in connection with the Tender Offer, including all related costs and expenses, is estimated to be approximately $130 million, plus accrued interest to the settlement date. Assuming 100% of the outstanding principal amount of the Senior Notes is tendered and accepted for payment prior to the expiration date of the Tender Offer, the Company expects to record an extraordinary loss upon the extinguishment of debt of approximately $8.0 million (net of related income tax benefits of approximately $5.0 million) in the second quarter of 1998. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof.

     In addition, the Company has irrevocably exercised its option to purchase, effective May 1999, certain office buildings currently utilized by NVR's mortgage banking operations, which will thereby extinguish the Company's obligations under the capital lease pertaining to these buildings. The effective interest rate on the capital lease debt is 13.8%. Pending the purchase, the Company has irrevocably deposited approximately $12 million of the proceeds from the New Notes into an escrow account administered by a trustee, which represents the approximate amount necessary to exercise the purchase option. The Company expects to recognize an extraordinary loss on extinguishment of debt related to this purchase offer of approximately $2.0 million (post-tax) upon the settlement of the capital lease obligation.

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The homebuilding segment has available a $60,000 working capital credit facility to fund its working capital needs, under which no amounts were outstanding at March 31, 1998. The working capital credit facility expires in May 2000. NVR has reached a nonbinding agreement in principle with the agent bank under the working capital credit facility, regarding a restructuring of the working capital credit facility. Pursuant to the terms of such agreement in principle, (a) NVR, Inc. would be the borrower under the credit facility instead of NVR Homes, Inc. (b) the facility would provide for borrowings of up to $100 million (with an initial committed amount of $60 million) on an unsecured basis,
(c) NVR Homes would guarantee the facility, (d) the facility would be scheduled to expire in May 2001, and (e) NVR would reorganize its corporate structure by merging NVR Homes, NVR Financial Services, Inc. and NVR, Inc. NVR intends to complete the restructuring by May 1999. In the event NVR does not complete the restructuring by that time, the facility would expire in November 1999. As a result of the restructuring, the parent company, NVR, Inc., would conduct its homebuilding business directly and would conduct its mortgage banking business through its direct wholly owned subsidiary, NVR Mortgage Finance, Inc. There can be no assurance that the restructuring of the facility or the corporate reorganization will be consummated as described, or at all.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. In January 1998, NVR Mortgage Finance, Inc., a subsidiary of NVR's wholly owned mortgage banking subsidiary, NVR Financial Services, Inc., amended its mortgage warehouse facility to increase the available borrowing limit to $125,000 from $100,000. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

NVR HOMES, INC. CONSOLIDATED
----------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

     During the first quarter of 1998, homebuilding operations generated revenues of $291,547 compared to revenues of $238,987 in the first quarter of 1997. The change in revenues was due primarily to a 17.3% increase in the number of homes settled from 1,315 units in 1997 to 1,543 units in 1998, and to a 4% increase in the average selling price from $181.2 in 1997 to $188.3 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 2,262 during the first quarter of 1998 increased 56.5% compared with the 1,445 new orders generated during the same 1997 period. The increase in new orders was the result of more favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter and to a lesser extent, new orders generated by Fox Ridge Homes, Inc, acquired by the Company during the fourth quarter of 1997.

     Gross profit margins in the first quarter of 1998 increased to 15.0% as compared to 13.2% for the quarter ended March 31, 1997. The increase in gross margins was due to continuing favorable market conditions, the Company's continued focus on controlling construction costs, unusually mild winter weather experienced in most of the Company's markets and improved margins in the Company's expansion markets.

     SG&A expenses for the first quarter of 1998 increased $4,892 from the first quarter of 1997, and as a percentage of revenues increased to 8.7% from 8.5%. The increase in SG&A dollars is due primarily to the increase in revenues noted above, and to increased royalty fees paid to RVN, Inc., a subsidiary of NVR.

     Backlog units and dollars were 3,914 and $782,690, respectively, at March 31, 1998 compared to 2,596 and $496,993, respectively, at March 31, 1997. The increase in backlog units and dollars is primarily attributable to a 42.6% increase in new orders for the six month period ended March 31, 1998 compared to the same 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     Homes generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. The Company has available a $60,000 working capital credit facility to fund its working capital needs, under which no amounts were outstanding at March 31, 1998. The facility currently expires in May 2000. NVR has reached a nonbinding agreement in principle with the agent bank under the working capital credit facility, regarding a restructuring of the facility. Pursuant to the terms of such agreement in principle, (a) NVR, Inc. would be the borrower under the credit facility instead of NVR Homes, Inc. (b) the facility would provide for borrowings of up to $100 million (with an initial committed amount of $60 million) on an unsecured basis, (c) NVR Homes would guarantee the facility, (d) the facility would be scheduled to expire in May 2001, and (e) NVR would reorganize its corporate structure by merging NVR Homes, NVR Financial Services, Inc. and NVR, Inc. NVR intends to complete the restructuring by May 1999. In the event NVR does not complete the restructuring by that time, the facility would expire in November 1999. As a result of the restructuring, the parent company, NVR, Inc., would conduct its homebuilding business directly and would conduct its mortgage banking business through its direct wholly owned subsidiary, NVR Mortgage Finance, Inc. There can be no assurance that the restructuring of the facility or the corporate reorganization will be consummated as described, or at all.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its homebuilding operations.

NVR FINANCIAL SERVICES, INC. CONSOLIDATED
-----------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.

     NVRFS generated operating income of $2,322 for the three months ended March 31, 1998 compared to operating income of $239 during the same period in 1997. Loan closings were $578,334 and $297,698 during the respective quarters ended March 31, 1998 and 1997, representing an increase of 94%.

     Mortgage banking fees had a net increase of $2,565, representing a 50% increase when comparing the respective quarters of March 31, 1998 and 1997. The increase can be attributed to the higher gain on sale of loans resulting from the significant increase in loan closings, which is partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio. A summary of mortgage banking fees is noted below:


MORTGAGE BANKING FEES:                                  1997     1996
                                                       -------  -------
Net gain on sale of loans                               $5,701   $3,092
Servicing                                                  192      715
Title services                                           1,794    1,315
                                                        ------   ------
                                                        $7,687   $5,122
                                                        ======   ======

LIQUIDITY AND CAPITAL RESOURCES

     NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. In January 1998, NVR Mortgage Finance, Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $125,000 from $100,000. The other terms and conditions are substantially the same as those in effect at December 31, 1997. The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its mortgage banking operations.

RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. ("Homes"), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Ryan Homes and NVHomes tradenames to market homes. RVN earns 100% of its revenue from Homes. The increase in royalty revenues in the current period as compared to the prior period quarter results from higher revenues earned by Homes. RVN has no significant other income or general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended March 31, 1998, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, RVN believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

FOX RIDGE HOMES, INC.
---------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. The below analysis of the results of operations is a comparison of the Predecessor's results for the three month's ended March 31, 1997 and the Successor's results for the three month's ended March 31, 1998.

     Income before income tax expense decreased $399 to $569 in the first quarter of 1998 from $968 in the first quarter of 1997. The decrease is due to goodwill amortization and increased interest costs incurred in the current year quarter, both of which resulted from the Purchase Transaction. Gross margins and SG&A dollars are essentially flat on settlements of 79 and 81 units for the three months ended March 31, 1998 and 1997, respectively.

     Backlog units and dollars were 219 and $32,504, respectively, at March 31, 1998 compared to 145 and $20,786, respectively, at March 31, 1997. The increase in backlog units and dollars is primarily attributable to a 53.4% increase in new orders for the six month period ended March 31, 1998 compared to the same 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     Fox Ridge generally provides for its working capital cash requirements using cash generated from operations and advances from Homes. Insofar as Homes' ability to make advances is not impaired, Fox Ridge believes that internally generated cash and borrowings available from Homes will be sufficient to satisfy near and long term cash requirements.



                                    PART II
                                    -------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

          a.   11.  Computation of Earnings per Share.

          b. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                                    PAGE
------      -----------                                                    ----

11          Computation of Earnings per Share                               37

27          Financial Data Schedule                                         38

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 1998                     NVR, Inc.



                                        By: /s/  Paul C. Saville
                                           ----------------------
                                           Paul C. Saville
                                           Senior Vice President Finance and
                                           Chief Financial Officer