Form 10-Q
period 1998-06-30
NVR INC
filed 1998-07-29
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

        (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____

                        Commission file number 1-12378

                                   NVR, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its character)

             VIRGINIA                                  54-1394360
-------------------------------------    ------------------------------------
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

   Yes    X        No_____
       -------


As of July 23, 1998 there were 11,313,963 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes    X       No ___
                                -------

                                   NVR, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                                   Page
                                                                                   ----

PART I              FINANCIAL INFORMATION
------

Item 1.             NVR, Inc. Consolidated Financial Statements
                    -------------------------------------------
                    Consolidated Balance Sheets at June 30, 1998 (unaudited)
                    and December 31, 1997..........................................   4
                    Consolidated Statements of Income for the
                    Three Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited) and the
                    Six Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited)..................................   6
                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 (unaudited) and
                    June 30, 1997 (unaudited)......................................   7
                    Notes to Consolidated Financial Statements.....................   8

                    NVR Homes, Inc. Consolidated Financial Statements
                    -------------------------------------------------
                    Consolidated Balance Sheets at June 30, 1998 (unaudited)
                    and December 31, 1997..........................................  11
                    Consolidated Statements of Income for the
                    Three Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited) and the
                    Six Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited)..................................  12
                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 (unaudited) and
                    June 30, 1997 (unaudited)......................................  13
                    Notes to Consolidated Financial Statements.....................  14

                    NVR Financial Services, Inc. Consolidated Financial Statements
                    --------------------------------------------------------------
                    Consolidated Balance Sheets at June 30, 1998 (unaudited)
                    and December 31, 1997..........................................  16
                    Consolidated Statements of Income for the
                    Three Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited) and the
                    Six Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited)..................................  17
                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 (unaudited) and
                    June 30, 1997 (unaudited)......................................  18
                    Notes to Consolidated Financial Statements.....................  19

                                   NVR, INC.
                                   FORM 10-Q
                                INDEX-CONTINUED
================================================================================

                                                                                   Page
                                                                                   ----
                    RVN, Inc. Financial Statements
                    ------------------------------
                    Balance Sheets at June 30, 1998 (unaudited)
                    and December 31, 1997..........................................  21
                    Statements of Income for the
                    Three Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited) and the
                    Six Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited)..................................  21
                    Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 (unaudited) and
                    June 30, 1997 (unaudited)......................................  22
                    Notes to Financial Statements..................................  23


                    Fox Ridge Homes, Inc. Financial Statements
                    ------------------------------------------
                    Balance Sheets at June 30, 1998 (unaudited)
                    and December 31, 1997..........................................  24
                    Statements of Income for the
                    Three Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited) and the
                    Six Months Ended June 30, 1998 (unaudited)
                    and June 30, 1997 (unaudited)..................................  25
                    Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 (unaudited) and
                    June 30, 1997 (unaudited)......................................  26
                    Notes to Financial Statements..................................  27

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................  28

     PART II        OTHER INFORMATION
     -------

     Item 4.        Submission of Matters to a Vote of Security Holders............  38

     Item 6.        Exhibits and Reports on Form 8-K...............................  39

                    Exhibit Index..................................................  40

                    Signature......................................................  41

                                    PART I
                                    ------
ITEM 1.
-------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                              JUNE 30, 1998    DECEMBER 31, 1997
                                              -------------    -----------------
ASSETS                                         (unaudited)
     HOMEBUILDING:
       Cash and cash equivalents               $    60,644          $ 41,684
       Receivables                                   5,965             3,398
       Inventory:
        Lots and housing units, covered under
         sales agreements with customers           230,142           165,132
        Unsold lots and housing units               38,922            51,434
        Manufacturing materials and other            5,673             7,475
                                                  --------          --------
                                                   274,737           224,041

       Property, plant and equipment, net           16,429            17,241
       Reorganization value in excess of amounts
        allocable to identifiable assets, net       66,139            69,366
       Goodwill, net                                10,206            10,753
       Contract land deposits                       38,341            36,992
       Other assets                                 24,231            22,424
                                                  --------          --------
                                                   496,692           425,899
                                                  --------          --------
    MORTGAGE BANKING:
       Cash and cash equivalents                    12,096             4,041
       Mortgage loans held for sale, net           181,740           115,744
       Mortgage servicing rights, net                3,234             2,220
       Property and equipment, net                     461               637
       Reorganization value in excess of amounts
        allocable to identifiable assets, net       11,155            11,700
       Other assets                                  6,112             4,380
                                                  --------          --------
                                                   214,798           138,722
                                                  --------          --------

         TOTAL ASSETS                             $711,490          $564,621
                                                  ========          ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                              JUNE 30, 1998   DECEMBER 31, 1997
                                              -------------   -----------------
                                               (UNAUDITED)

 LIABILITIES AND SHAREHOLDERS'
   EQUITY

   HOMEBUILDING:
      Accounts payable                             $ 76,275         $ 67,987
      Accrued expenses and other
       liabilities                                  114,707           94,931
      Notes payable                                   5,665            5,728
      Other term debt                                14,036           14,017
      Senior notes                                  153,631          120,000
                                                   --------         --------
                                                    364,314          302,663
                                                   --------         --------
   MORTGAGE BANKING:
      Accounts payable and other
       liabilities                                   14,557            8,925
      Notes payable                                 174,583          108,393
                                                   --------         --------
                                                    189,140          117,318
                                                   --------         --------

       Total liabilities                            553,454          419,981
                                                   --------         --------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
      Common stock, $0.01 par value; 60,000,000
       shares authorized; 20,073,423 and
        19,995,494
       shares issued as of June 30, 1998 and
       December 31, 1997, respectively                  201              200
      Paid-in-capital                               160,882          164,731
      Retained earnings                              95,589           75,977
      Less treasury stock at cost 8,761,127
       and 8,900,972 shares at June 30, 1998
       and December 31, 1997, respectively          (98,636)         (96,268)
                                                   --------         --------

       Total shareholders' equity                   158,036          144,640
                                                   --------         --------
         TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                               $711,490         $564,621
                                                   ========         ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            -----------------------------  ---------------------------
                                                 1998           1997           1998           1997
                                            --------------  -------------  -------------  ------------
 HOMEBUILDING:
   Revenues                                     $ 385,738      $ 281,437      $ 677,285     $ 520,424
   Other income                                     1,010            258          1,165           767
   Cost of sales                                 (325,846)      (242,809)      (573,802)     (450,278)
   Selling, general and administrative            (29,284)       (17,222)       (49,249)      (33,316)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill               (1,887)        (1,613)        (3,773)       (3,226)
                                                ---------      ---------      ---------     ---------
   Operating income                                29,731         20,051         51,626        34,371
   Interest expense                                (5,486)        (4,264)        (9,639)       (8,321)
                                                ---------      ---------      ---------     ---------
   Homebuilding income                             24,245         15,787         41,987        26,050
                                                ---------      ---------      ---------     ---------

 MORTGAGE BANKING:
   Mortgage banking fees                           10,684          6,698         18,371        11,820
   Interest income                                  2,300          1,280          4,155         2,363
   Other income                                       122            108            344           161
   General and administrative                      (6,681)        (5,737)       (12,264)      (10,766)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                              (272)          (272)          (544)         (544)
   Interest expense                                (1,634)          (869)        (3,125)       (1,259)
                                                ---------      ---------      ---------     ---------
    Operating income                                4,519          1,208          6,937         1,775

 TOTAL SEGMENT INCOME                              28,764         16,995         48,924        27,825
   Income tax expense                             (13,269)        (7,952)       (22,569)      (13,019)
                                                ---------      ---------      ---------     ---------

 INCOME BEFORE EXTRAORDINARY ITEM                  15,495          9,043         26,355        14,806

 Extraordinary loss from extinguishment
   of indebtedness ( net of a $4,220 tax
   benefit for the three and six months
   ended June 30, 1998)                            (6,743)             -         (6,743)            -
                                                ---------      ---------      ---------     ---------

                                                $   8,752      $   9,043      $  19,612     $  14,806
 NET INCOME                                     =========      =========      =========     =========

BASIC EARNINGS PER SHARE:
    Income before extraordinary loss            $    1.36      $    0.77      $    2.32     $    1.21
    Extraordinary loss                              (0.59)             -          (0.59)            -
                                                ---------      ---------      ---------     ---------
    Basic earnings per share                    $    0.77      $    0.77      $    1.73     $    1.21
                                                =========      =========      =========     =========

  DILUTED EARNINGS PER SHARE:
    Income before extraordinary loss            $    1.15      $    0.71      $    1.96     $    1.12
    Extraordinary loss                              (0.50)             -          (0.50)            -
                                                ---------      ---------      ---------     ---------
    Diluted earnings per share                  $    0.65      $    0.71      $    1.46     $    1.12
                                                =========      =========      =========     =========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------------------------
                                                                     1998                          1997
                                                              ----------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $    19,612                  $    14,806
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                                          6,799                        6,552
 Pre-tax extraordinary loss-extinguishment of indebtedness             10,963                            -
 Mortgage loans closed                                             (1,237,123)                    (646,951)
 Proceeds from sales of mortgage loans                              1,172,047                      618,062
 Gain on sale of mortgage servicing rights                               (244)                      (1,143)
 Gain on sale of loans                                                (13,380)                      (6,507)
 Net change in assets and liabilities:
  Increase in inventories                                             (50,696)                     (23,054)
  Increase in receivables                                              (2,459)                      (4,930)
  Increase in accounts payable and accrued expenses                    35,141                        3,646
 Other, net                                                            (3,259)                      (1,246)
                                                                  -----------                  -----------

 Net cash used by operating activities                                (62,599)                     (40,765)
                                                                  -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of mortgage-backed securities                        474                       14,419
 Purchase of property, plant and equipment                             (1,239)                      (1,131)
 Principal payments on mortgage-backed securities                       2,981                        1,896
 Proceeds from sales of mortgage servicing rights                       8,570                        9,184
 Other, net                                                              (673)                         307
                                                                  -----------                  -----------

 Net cash provided by investing activities                             10,113                       24,675
                                                                  -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of mortgage bonds                                          (1,842)                     (15,416)
 Extinguishment of 11% Senior Notes                                  (120,235)                           -
 Deferred financing fees                                               (2,233)                           -
 Issuance of 8% Senior Notes                                          145,000                            -
 Net borrowings under notes payable                                    66,032                       31,442
 Purchases of treasury stock                                           (7,495)                     (29,401)
 Other, net                                                               274                          408
                                                                  -----------                  -----------
 Net cash provided (used by) financing activities                      79,501                      (12,967)

 Net increase (decrease) in cash                                       27,015                      (29,057)
 Cash, beginning of the period                                         45,725                       74,780
                                                                  -----------                  -----------

 Cash, end of period                                              $    72,740                  $    45,723
                                                                  ===========                  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the period                                  $    17,799                  $    10,113
                                                                  ===========                  ===========
 Income taxes paid, net of refunds                                $    12,604                  $     9,799
                                                                  ===========                  ===========

                See Notes to consolidated financial statements.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.   SHAREHOLDERS' EQUITY

     A summary of changes in shareholders' equity is presented below:

                               COMMON    PAID-IN   RETAINED   TREASURY
                               STOCK     CAPITAL   EARNINGS    STOCK
                              --------  ---------  --------  ----------
BALANCE, DECEMBER 31, 1997    $   200   $164,731   $ 75,977   $(96,268)

Net income                          -          -     19,612          -
Tax benefit from stock-based
   compensation activity            -      1,005          -          -
Option activity                     1        273          -          -
Treasury stock purchases            -          -          -     (7,495)
Performance share activity          -     (5,127)         -      5,127
                              -------   --------   --------   --------
BALANCE, JUNE 30, 1998        $   201   $160,882   $ 95,589   $(98,636)
                              =======   ========   ========   ========

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

     Approximately 365,000 shares were reissued from the treasury during January 1998 in satisfaction of benefits earned and expensed in 1997 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.04 per share. In addition, 107,331 options were exercised during the first six months of 1998, with NVR realizing approximately $274 in aggregate equity proceeds.

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

     The Company has and will apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes") (the "Tender Offer"). The Tender Offer expired at 12:00 midnight, New York City time, on May 18, 1998. An aggregate principal amount of $111,369 was retired pursuant to the Tender Offer, which resulted in the extraordinary loss of $6,743 (net of a $4,220 tax benefit) included in the accompanying financial statements for the three and six months ended June 30, 1998. The amount of funds expended to complete the Tender offer totaled $125,893, including accrued interest. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof.

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

     In June 1998, the Company, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which NVR Homes, Inc., NVR's homebuilding subsidiary, was the borrower. The Facility provides for borrowings

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to the Company on a limited basis. The Company intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is not complete by that time, the Facility will expire in November 1999.

     On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVR's wholly owned mortgage banking subsidiary, NVR Financial Services, Inc., amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                             JUNE 30, 1998   DECEMBER 31, 1997
                                             --------------  -----------------
ASSETS                                        (unaudited)

     Cash and cash equivalents                    $ 39,929       $ 41,673
     Receivables                                     6,476          3,671
     Inventory:
      Lots and housing units, covered under
       sales agreements with customers             230,142        165,132
      Unsold lots and housing units                 38,922         51,434
      Manufacturing materials and other              5,673          7,475
                                                  --------       --------
                                                   274,737        224,041

     Property, plant and equipment, net              9,640         10,147
     Reorganization value in excess of amounts
      allocable to identifiable assets, net         66,139         69,366
     Goodwill, net                                  10,206         10,753
     Contract land deposits                         38,341         36,992
     Other assets                                   21,601         19,869
                                                  --------       --------
       TOTAL ASSETS                               $467,069       $416,512
                                                  ========       ========

LIABILITIES AND SHAREHOLDER'S
   EQUITY

     Accounts payable                             $ 75,715       $ 67,534
     Accrued expenses and other liabilities         85,731         77,453
     Advances from affiliates, net                 126,928        102,461
     Notes payable                                   5,592          5,650
     Other term debt                                 5,532          5,627
                                                  --------       --------
       TOTAL LIABILITIES                           299,498        258,725

   SHAREHOLDER'S EQUITY:
     Common stock, $0.01 par value; 100
      shares authorized; 100 shares
      issued and outstanding                             -              -
     Additional paid-in capital                     94,688         94,688
     Retained earnings                              72,883         63,099
                                                  --------       --------
      Total shareholder's equity                   167,571        157,787
                                                  --------       --------
         TOTAL LIABILITIES AND SHAREHOLDER'S
         EQUITY                                   $467,069       $416,512
                                                  ========       ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1998           1997           1998           1997
                                           --------------  -------------  -------------  ------------
REVENUES:
   Revenues                                     $385,738       $281,437       $677,285      $520,424
   Other income                                      460            248            615           757
                                                --------       --------       --------      --------
    Total Revenues                               386,198        281,685        677,900       521,181

EXPENSES:
   Cost of sales                                 325,846        242,809        573,802       450,278
   Interest expense-external                         690            462          1,117           795
   Interest expense-affiliates                     3,669          3,669          7,338         7,338
   Selling, general and administrative            47,607         22,619         72,856        42,976
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill               1,887          1,613          3,773         3,226
                                                --------       --------       --------      --------
   Total expenses                                379,699        271,172        658,886       504,613

   Income before income tax expense                6,499         10,513         19,014        16,568
   Income tax expense                             (3,125)        (5,249)        (9,230)       (8,272)
                                                --------       --------       --------      --------
 NET INCOME                                     $  3,374       $  5,264       $  9,784      $  8,296
                                                ========       ========       ========      ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                        SIX MONTHS      SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 1998   JUNE 30, 1997
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,784        $  8,296
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                 5,300           4,670
Net change in assets and liabilities
 Increase in inventories                                    (50,696)        (23,054)
 Increase in receivables                                     (2,805)         (5,647)
 (Decrease) increase in accounts payable
  and accrued liabilities                                    16,178          (7,578)
Other, net                                                   (2,816)         (1,063)
                                                           --------        --------
Net cash used by operating activities                       (25,055)        (24,376)
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                      (1,003)         (1,010)
Proceeds from sale of property,
 plant & equipment                                                -              33
                                                           --------        --------
Net cash used by investing activities                        (1,003)           (977)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates              24,467          (4,851)
Principal repayments of term debt                               (95)           (114)
Net borrowings under credit
 lines and other notes payable                                  (58)              -
                                                           --------        --------
Net cash provided (used by)
 financing activities                                        24,314          (4,965)
                                                           --------        --------

Net decrease in cash                                         (1,744)        (30,318)
Cash, beginning of the period                                41,673          71,471
                                                           --------        --------

Cash, end of period                                        $ 39,929        $ 41,153
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                           $  8,157        $  8,077
                                                           ========        ========
 Taxes paid during the period
  (net of refunds)                                         $ 13,267        $ 17,929
                                                           ========        ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries. Homes is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations. The statements are provided pursuant to Homes' status as a guarantor of NVR's 11% Senior Notes due 2003 and the Company's 8% Senior Notes due 2005. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.   DEBT

     In June 1998, NVR, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which Homes was the borrower. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to NVR on a limited basis. NVR intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is not complete by that time, the Facility will expire in November 1999.

                                NVR HOMES, INC.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


  On April 14, 1998, NVR completed an offering under a universal shelf registration statement for $145 million of senior notes due 2005 (the "New Notes"). The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. Homes has issued a full and unconditional guarantee relative to the New Notes.

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                        JUNE 30,              DECEMBER 31,
                                                          1998                    1997
                                                       -----------            ------------
                                                       (unaudited)
   ASSETS

     MORTGAGE BANKING:
       Cash and cash equivalents                         $ 12,096                 $  4,041
       Receivables                                          4,504                    3,308
       Mortgage loans held for sale, net                  181,740                  115,744
       Property and equipment, net                            461                      637
       Real estate acquired through foreclosure               652                      504
       Mortgage servicing rights, net                       3,234                    2,220
       Reorganization value in excess of amount
         allocable to identifiable assets, net             11,155                   11,700
       Other assets                                           946                      559
                                                         --------                 --------
                                                          214,788                  138,713

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                     17,226                   20,010
       Funds held by trustee                                1,598                      245
       Receivables                                            619                      799
       Other assets                                           215                      231
                                                         --------                 --------
                                                           19,658                   21,285
                                                         --------                 --------
         TOTAL ASSETS                                    $234,446                 $159,998
                                                         ========                 ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

     MORTGAGE BANKING:
       Accounts payable                                  $ 11,345                 $  5,380
       Accrued expenses and other liabilities               3,823                    3,824
       Due to affiliates                                    1,557                      116
       Notes payable                                      174,583                  108,393
                                                         --------                 --------
                                                          191,308                  117,713
     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities                 869                      681
       Bonds payable, net                                  18,779                   20,595
                                                         --------                 --------
                                                           19,648                   21,276
                                                         --------                 --------
         TOTAL LIABILITIES                                210,956                  138,989

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                        -                        -
       Additional paid-in capital                          20,382                   20,382
       Retained earnings                                    3,108                      627
                                                         --------                 --------
         Total shareholder's equity                        23,490                   21,009
                                                         --------                 --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $234,446                 $159,998
                                                         ========                 ========

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1998           1997           1998           1997
                                           --------------  -------------  -------------  ------------
 MORTGAGE BANKING:
   Interest income                               $ 2,300         $1,280        $ 4,155       $ 2,363
   Gain on sales of mortgage loans                 7,679          3,415         13,380         6,507
   Servicing fees                                    471            511            663         1,226
   Gain on sale of servicing                         244          1,143            244         1,143
   Title fees                                      2,290          1,629          4,084         2,944
   Other, net                                        124            107            348           157
                                                 -------         ------        -------       -------
    Total revenues                                13,108          8,085         22,874        14,340

   Interest expense-external                       1,634            869          3,125         1,259
   Interest expense-affiliates                       291             84            387           412
   General and administrative                      6,603          5,621         12,109        10,493
   Amortization of mortgage
    servicing rights                                  78            116            155           273
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                              272            272            544           544
                                                 -------         ------        -------       -------

    Total expenses                                 8,878          6,962         16,320        12,981
                                                 -------         ------        -------       -------
     Operating income                              4,230          1,123          6,554         1,359

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Interest income                                   370            574            779         1,170
   Interest expense                                 (366)          (625)          (765)       (1,170)
   Other, net                                         (6)            52            (18)            4
                                                 -------         ------        -------       -------
     Operating income                                 (2)             1             (4)            4

 TOTAL OPERATING INCOME                            4,228          1,124          6,550         1,363

   Income tax expense                             (1,981)          (618)        (3,069)         (752)
                                                 -------         ------        -------       -------

 NET INCOME                                      $ 2,247         $  506        $ 3,481       $   611
                                                 =======         ======        =======       =======

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                                                SIX MONTHS            SIX MONTHS
                                                                                  ENDED                 ENDED
                                                                              JUNE 30, 1998          JUNE 30, 1997
                                                                              --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $       3,481         $         611
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Accretion of net discount on
     mortgage-backed securities                                                         (32)                  (70)
   Amortization                                                                         748                 1,015
   Gain on sales of loans                                                           (13,380)               (6,507)
   Mortgage loans closed                                                         (1,237,123)             (646,951)
   Proceeds from sales of mortgage loans                                          1,172,047               618,062
   Gain on sales of mortgage
     servicing rights                                                                  (244)               (1,143)
   Other, net                                                                         6,630                 1,243
                                                                              --------------        --------------
   Net cash used in operating activities                                            (67,873)              (33,740)
                                                                              --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in funds held by trustee                                                 (1,353)                 (347)
   Principal payments on mortgage-
     backed securities                                                                2,981                 1,896
   Proceeds from sales of mortgage-
     backed securities                                                                  474                14,419
   Purchases of office facilities and equipment                                        (213)                  (50)
   Proceeds from sales of mortgage
     servicing rights                                                                 8,570                 9,184
   Other, net                                                                           680                   621
                                                                              --------------        --------------
   Net cash provided by investing activities                                         11,139                25,723
                                                                              --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase  in notes payable                                                        66,190                31,560
   Redemption of bonds                                                               (1,842)              (15,416)
   Return of capital/dividend to parent                                              (1,000)               (7,029)
   Change in due to affiliates                                                        1,441                   204
                                                                              --------------        --------------

   Net cash provided by
     financing activities                                                            64,789                 9,319
                                                                              --------------        --------------

   Net increase in cash                                                               8,055                 1,302
   Cash, beginning of period                                                          4,041                 3,247
                                                                              --------------        --------------

   Cash, end of period                                                        $      12,096         $       4,549
                                                                              ==============        ==============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period                                            $       3,947         $       2,628
                                                                              ==============        ==============
   Taxes paid during the period, net of refunds                               $       2,550         $       1,189
                                                                              ==============        ==============

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company") and its subsidiaries. NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.
The statements are provided pursuant to NVRFS' status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                                                 ADDITIONAL
                                                     COMMON       PAID-IN       RETAINED       TOTAL
                                                     STOCK        CAPITAL       EARNINGS       EQUITY
                                                   ---------     ----------    ----------    -----------
BALANCE, DECEMBER 31, 1997                         $       -     $   20,382    $     627     $    21,009

 Dividend                                                  -              -       (1,000)         (1,000)
 Net income                                                -              -        3,481           3,481
                                                   ---------     ----------    ----------    -----------
BALANCE, JUNE 30, 1998                             $       -     $   20,382    $   3,108     $    23,490
                                                   =========     ==========    ==========    ===========

                          NVR FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)

4.   DEBT

     On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

                                    RVN, INC
                                 Balance Sheets
                   (dollars in thousands, except share data)

                                                              JUNE 30,                  DECEMBER 31,
                                                               1998                        1997
                                                            -----------                ------------
                                                            (unaudited)
     ASSETS
       Cash and cash equivalents                                $   14                 $        11
       Royalty receivable                                        2,688                       1,880
                                                            -----------                ------------
          TOTAL ASSETS                                          $2,702                 $     1,891
                                                            ===========                ============

     LIABILITIES AND SHAREHOLDER'S EQUITY

       Accounts payable and accrued expenses                    $  927                 $       643

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value; 3,000 shares
         authorized; 1,000 shares issued and outstanding             1                           1
       Additional paid-in capital                                   64                          64
       Retained earnings                                         1,710                       1,183
                                                            -----------                ------------
          Total shareholder's equity                             1,775                       1,248
                                                            -----------                ------------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $    2,702                 $     1,891
                                                            ===========                ============

                                   RVN, INC.
                              Statements of Income
                             (dollars in thousands)
                                  (Unaudited)

                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                 ------------------------------       ---------------------------
                                      1998             1997               1998           1997
                                 --------------   -------------       ------------   ------------
 REVENUES:
   Royalty revenue               $       7,078    $     5,362          $    12,407    $     9,910
   Other income                              -              1                    1              4
                                 --------------   ------------        ------------   ------------
    Total revenues                       7,078          5,363               12,408          9,914

 EXPENSES:
   General and administrative                4              6                   11             20
                                 --------------   ------------        ------------   ------------

 Income before income tax                7,074          5,357               12,397          9,894
 Income tax expense                     (2,500)        (1,868)              (4,385)        (3,456)
                                 --------------   ------------        ------------   ------------

 NET INCOME                      $       4,574     $    3,489          $     8,012    $     6,438
                                 ==============   ============        ============   ============

                      See notes to financial statements.

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1998   JUNE 30, 1997
                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 8,012         $ 6,438
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
 Increase in royalty receivables                              (808)           (753)
 Increase in accounts payable and
  accrued liabilities                                          284             231
                                                           -------         -------
 Net cash provided by
  operating activities                                       7,488           5,916
                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend to parent                                         (7,485)         (5,957)
                                                           -------         -------

 Net cash used by
   financing activities                                     (7,485)         (5,957)
                                                           -------         -------

Net increase (decrease) in cash                                  3             (41)
Cash, beginning of period                                       11              62
                                                           -------         -------

Cash, end of period                                        $    14         $    21
                                                           =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                            $     -         $     -
                                                           =======         =======
Taxes paid during the period, net of refunds               $ 4,033         $ 3,200
                                                           =======         =======

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month period ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                          ADDITIONAL
                              COMMON       PAID-IN        RETAINED
                              STOCK        CAPITAL        EARNINGS
                              ------       -------        --------
BALANCE, DECEMBER 31, 1997    $    1       $    64        $ 1,183

  Net income                       -             -          8,012
  Dividend to parent               -             -         (7,485)
                              ------       -------        -------
BALANCE, JUNE 30, 1998        $    1       $    64        $ 1,710
                              ======       =======        =======

                             FOX RIDGE HOMES, INC.
                                Balance Sheets
                            (dollars in thousands)

                                                             JUNE 30,       DECEMBER 31,
                                                              1998             1997
                                                           -----------      ------------
                                                           (UNAUDITED)
       ASSETS
          Cash and cash equivalents                           $     -            $     -
          Accounts receivable                                      38                192
          Inventory, net                                       24,262             19,879
          Investment in FRP, LP                                    81                179
          Property and equipment, net                             286                228
          Goodwill, net                                        10,206             10,753
          Other                                                   177                122
                                                              -------            -------

            TOTAL ASSETS                                      $35,050            $31,353
                                                              =======            =======

       LIABILITIES AND SHAREHOLDER'S EQUITY
          Notes payable - lot acquisitions                    $   900            $   900
          Notes payable - acquisition note                      4,692              4,750
          Accounts payable                                      3,183              2,281
          Due to affiliate                                      9,220              8,012
          Accrued expenses                                      1,485                637
          Deferred taxes                                          281                281
                                                              -------            -------
            TOTAL LIABILITIES                                  19,761             16,861
                                                              -------            -------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDER'S EQUITY:
          Common stock, $.01 par, 100,000 shares
          authorized; 100 shares issued and outstanding             -                  -
          Additional paid in capital                           14,250             14,250
          Retained earnings                                     1,039                242
                                                              -------            -------
           Total shareholder's equity                          15,289             14,492
                                                              -------            -------
              TOTAL LIABILITIES AND SHAREHOLDER'S
              EQUITY                                          $35,050            $31,353
                                                              =======            =======

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            SUCCESSOR     PREDECESSOR*     SUCCESSOR    PREDECESSOR*
                                            ---------     ------------     ---------    ------------
                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          -----------------------------  ---------------------------
                                              1998           1997           1998           1997
                                          ------------  ---------------  -----------  --------------
REVENUES:
   Revenues                                   $13,912           $8,752      $25,370         $19,983
   Other income                                    23               21           25              36
                                              -------           ------      -------         -------
    Total Revenues                             13,935            8,773       25,395          20,019

EXPENSES:
   Cost of sales                               11,718            7,461       21,292          16,824
   Interest expense                               278              279          544             445
   Selling, general and administrative            910              821        1,688           1,570
   Amortization of goodwill                       274                -          547               -
                                              -------           ------      -------         -------
    Total expenses                             13,180            8,561       24,071          18,839

   Income before income tax expense               755              212        1,324           1,180
   Income tax expense                            (299)             (12)        (527)            (63)
                                              -------           ------      -------         -------
 NET INCOME                                   $   456           $  200      $   797         $ 1,117
                                              =======           ======      =======         =======

* Period is prior to the date that the Company was acquired by NVR Homes, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       (SUCCESSOR)          (PREDECESSOR)*
                                                        SIX MONTHS           SIX MONTHS
                                                          ENDED                 ENDED
                                                      JUNE 30, 1998         JUNE 30, 1997
                                                      --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $   797               $ 1,117
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                   605                    62
Equity earnings in FRP, LP                                      (35)                  (49)
Net change in assets and liabilities:
 Increase in inventories                                     (4,383)               (3,649)
 Decrease (increase) in receivables                             154                (1,032)
 (Decrease) increase in accounts payable
  and accrued liabilities                                     1,750                (1,075)
Other, net                                                      (55)                    4
                                                            -------               -------
Net cash used by operating activities                        (1,167)               (4,622)
                                                            -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                        (116)                  (82)
Dividends from FRP, LP                                          133                    95
                                                            -------               -------
Net cash provided by investing
 activities                                                      17                    13
                                                            -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                              -                (1,793)
Increase in advances from affiliates                          1,208                     -
Net borrowings (repayments) under notes payable                 (58)                6,252
                                                            -------               -------
Net cash provided by financing activities                     1,150                 4,459
                                                            -------               -------

Net decrease in cash                                              -                  (150)
Cash, beginning of the period                                     -                   660
                                                            -------               -------
Cash, end of period                                         $     -               $   510
                                                            =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                            $   356               $   212
                                                            =======               =======
 Taxes paid during the period
  (net of refunds)                                          $   (45)              $    78
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

                             FOX RIDGE HOMES, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed in 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee, which occurred on October 31, 1997 (the "Purchase Date"). The accompanying unaudited financial statements include the accounts of the Successor for the three and six months ending June 30, 1998, and include the accounts of the Predecessor for the three and six months ending June 30, 1997. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to the Purchase Date. The statements are provided pursuant to Fox Ridge's status as a guarantor of NVR's 11% Senior Notes due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, Fox Ridge adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NVR, Inc. ("NVR" or the "Company") is a holding company that operates in two business segments: homebuilding and mortgage banking. Holding company general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

HOMEBUILDING SEGMENT

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     During the second quarter of 1998, homebuilding operations generated revenues of $385,738 compared to revenues of $281,437 in the second quarter of 1997. The change in revenues is primarily due to a 34% increase in the number of homes settled from 1,494 in 1997 to 1,995 in 1998 and to a 3% increase in the average settlement price from $187.0 in 1997 to $192.2 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 2,533 during the second quarter of 1998 were 24% higher than the 2,041 new orders generated during the prior 1997 period. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

     Gross profit margins in the second quarter of 1998 increased to 15.5% compared to 13.7% for the second quarter of 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs and improved margins in the Company's expansion markets.

     SG&A expenses for the second quarter of 1998 increased $12,062 as compared to the same 1997 period, and as a percentage of revenues increased from 6.1% to 7.6%. The increase is due primarily to a net period to period increase of approximately $8,400 for certain management incentive plans, of which approximately $4,300 is a non-cash charge related to a variable stock plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization. A portion of the increase is also due to the aforementioned increase in revenues, and to increased costs incurred in the Company's expansion markets.

     Backlog units and dollars were 4,452 and $910,568, respectively, at June 30, 1998 compared to 3,143 and $601,276, respectively, at June 30, 1997. The increase in backlog units and dollars is primarily due to the 38% increase in new orders for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

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

CALCULATION OF EBITDA:

                                               THREE MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                   1998           1997
                                               -------------  -------------
     Operating income                               $29,731        $20,051
     Depreciation                                       890            861
     Amortization of excess reorganization
      Value and goodwill                              1,887          1,613
     Other non-cash expenses                          4,300              -
                                                    -------        -------
     HOMEBUILDING EBITDA                            $36,808        $22,525
                                                    =======        =======
     % OF HOMEBUILDING REVENUES                         9.5%           8.0%

     Homebuilding EBITDA in the second quarter of 1998 was $14,283 or 63% higher than in the second quarter of 1997, and as a percentage of revenue increased from 8.0% to 9.4%.

MORTGAGE BANKING SEGMENT

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     The mortgage banking segment generated operating income of $4,519 for the three months ended June 30, 1998 compared to operating income of $1,208 during the same period in 1997. Loan closings were $658,789 and $349,253 during the respective quarters ended June 30, 1998 and 1997, representing an increase of 89%.

     Mortgage banking fees had a net increase of $3,986, representing a 60% increase when comparing the respective quarters of June 30, 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  ------
       Net gain on sale of loans           $ 7,679  $3,415
       Servicing                               471     511
       Title services                        2,290   1,629
       Gain on sale of servicing rights        244   1,143
                                           -------  ------
                                           $10,684  $6,698
                                           =======  ======

HOMEBUILDING SEGMENT

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     During the first six months of 1998, homebuilding operations generated revenues of $677,285 compared to revenues of $520,424 in the first six months of 1997. The increase in revenues was primarily due to a 26% increase in the number of homes settled from 2,809 in 1997 to 3,538 in 1998, and to a 3% increase in the average settlement price from $184.3 in 1997 to $190.5 in 1998. New orders increased by 38% to 4,795 for the six months ended June 30, 1998 compared with 3,486 for the six months ended June 30, 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year period, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

     Gross profit margins for the first six months of 1998 increased to 15.3% compared to 13.5% for the six months ended June 30, 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs, unusually mild winter weather experienced in most of the Company's markets during the first quarter of 1998, and improved margins in the Company's expansion markets.

     SG&A expenses for 1998 increased $15,933 as compared to the same 1997 period, and as a percentage of revenues increased from 6.4% to 7.3%. The increase is due primarily to a net period to period increase of approximately $8,400 for certain management incentive plans, of which approximately $4,300 is a non-cash charge related to a variable stock plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization. A portion of the increase is also due to the aforementioned increase in revenues, and to increased costs incurred in the Company's expansion markets.

     The Company's executive officers and certain other key management personnel participate in the 1994 Management Incentive Plan (the "Plan"), a variable stock award plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization. Approximately one-third of the 1,095,200 total shares granted under the Plan are eligible to vest on December 31, 1998 if certain full year earnings targets are met or exceeded.

     Because the Plan qualifies as a variable plan pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees, the current year expense, if earned, will be based on the closing price of NVR common stock as quoted on the American Stock Exchange on December 31, 1998. Because of the significant appreciation in the market price of NVR's common stock during the first-half of 1998, the non-cash expense, if fully earned, associated with this Plan in the second half of 1998 could be significantly greater than the amounts expensed under the plan in the second half of 1997. As of June 30, 1998 the Company has accrued approximately $4,300 associated with the Plan.

CALCULATION OF HOMEBUILDING EBITDA:
                                               SIX MONTHS ENDED JUNE 30,
                                               --------------------------
                                                  1998           1997
                                               ------------  ------------
     Operating income                              $51,626       $34,371
     Depreciation                                    1,826         1,691
     Amortization of excess reorganization
      Value and goodwill                             3,773         3,226
     Other non-cash expenses                         4,300             -
                                                   -------       -------
     HOMEBUILDING EBITDA                           $61,525       $39,288
                                                   =======       =======
     % OF HOMEBUILDING REVENUES                        9.1%          7.5%

     Homebuilding EBITDA for the first six months of 1998 was $22,237 or 57% higher than the first six months of 1997, and as a percentage of revenues increased from 7.5% to 9.1%.


MORTGAGE BANKING SEGMENT

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     The mortgage banking segment generated operating income of $6,937 for the six months ended June 30, 1998 compared to operating income of $1,775 during the same period in 1997. Loan closings were $1,237,123 and $646,951 during the respective first halves of 1998 and 1997, representing an increase of 91%.

     Mortgage banking fees had a net increase of $6,551, representing a 55% increase when comparing the respective first halves of 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio and the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  -------
       Net gain on sale of loans           $13,380  $ 6,507
       Servicing                               663    1,226
       Title services                        4,084    2,944
       Gain on sale of servicing rights        244    1,143
                                           -------  -------
                                           $18,371  $11,820
                                           =======  =======

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

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

     The Company has and will apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes") (the "Tender Offer"). The Tender Offer expired at 12:00 midnight, New York City time, on May 18, 1998. An aggregate principal amount of $111,369 was retired pursuant to the Tender Offer, which resulted in the extraordinary loss of $6,743 (net of a $4,220 tax benefit) included in the accompanying financial statements for the three and six months ended June 30, 1998. The amount of funds expended to complete the Tender Offer totaled $125,893, including accrued interest. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof.

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

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. In June 1998, the Company, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which NVR Homes, Inc., NVR's homebuilding subsidiary, was the borrower. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to the Company on a limited basis. The Company intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is not complete by that time, the Facility will expire in November 1999.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVR Financial Services, Inc., amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

     OTHER ELEMENTS IMPACTING LIQUIDITY

     During the six months ended June 30, 1998, the Company repurchased approximately 225,000 shares of its common stock at an aggregate purchase price of $7,495. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

NVR HOMES, INC. CONSOLIDATED
----------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     During the second quarter of 1998, Homes generated revenues of $385,738 compared to revenues of $281,437 in the second quarter of 1997. The change in revenues is primarily due to a 34% increase in the number of homes settled from 1,494 in 1997 to 1,995 in 1998 and to a 3% increase in the average settlement price from $187.0 in 1997 to $192.2 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 2,533 during the second quarter of 1998 were 24% higher than the 2,041 new orders generated during the prior 1997 period. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

     Gross profit margins in the second quarter of 1998 increased to 15.5% compared to 13.7% for the second quarter of 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs and improved margins in the Company's expansion markets.

     SG&A expenses for the second quarter of 1998 increased $24,988 as compared to the same 1997 period, and as a percentage of revenues increased from 8.0% to 12.3%. The increase in SG&A dollars is due primarily to the increase in revenues noted above, a net period to period increase in costs associated with certain management incentive plans, higher corporate general and administrative expenses and increased costs associated with the Company's expansion markets. In addition, royalty fees paid to RVN, Inc., a subsidiary of NVR, increased approximately $2.0 million in the current year quarter as compared to the prior year quarter.

     Backlog units and dollars were 4,452 and $910,568, respectively, at June 30, 1998 compared to 3,143 and $601,276, respectively, at June 30, 1997. The increase in backlog units and dollars is primarily due to the 38% increase in new orders for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     During the first six months of 1998, Homes generated revenues of $677,285 compared to revenues of $520,424 in the first six months of 1997. The increase in revenues was primarily due to a 26% increase in the number of homes settled from 2,809 in 1997 to 3,538 in 1998, and to a 3% increase in the average settlement price from $184.3 in 1997 to $190.5 in 1998. New orders increased by 38% to 4,795 for the six months ended June 30, 1998 compared with 3,486 for the six months ended June 30, 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year period, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc, acquired by the Company during the fourth quarter of 1997.

     Gross profit margins for the first six months of 1998 increased to 15.3% compared to 13.5% for the six months ended June 30, 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs, unusually mild winter weather experienced in most of the Company's markets during the first quarter of 1998, and improved margins in the Company's expansion markets.

     SG&A expenses for 1998 increased $29,880 as compared to the same 1997 period, and as a percentage of revenues increased from 8.3% to 10.8%. The increase in SG&A dollars is due primarily to the increase in revenues noted above, a net period to period increase in costs associated with certain management incentive plans, higher corporate general and administrative expenses and increased costs associated with the Company's expansion markets. In addition, royalty fees paid to RVN, Inc., a subsidiary of NVR, increased approximately $2.5 million in the current year period as compared to the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     Homes generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility available to NVR. In June 1998, NVR, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which Homes was the
borrower.    The Facility provides for borrowings of up to $100 million of which
$60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to NVR on a limited basis. NVR intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is
not complete by that time, the Facility will expire in November 1999.   Homes
believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its homebuilding operations.

NVR FINANCIAL SERVICES, INC. CONSOLIDATED
-----------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, though its subsidiaries, conducts all of NVR's mortgage banking operations.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NVRFS generated operating income of $4,228 for the three months ended June 30, 1998 compared to operating income of $1,124 during the same period in 1997. Loan closings were $658,789 and $349,253 during the respective quarters ended June 30, 1998 and 1997, representing an increase of 89%.

     Mortgage banking fees had a net increase of $3,986, representing a 60% increase when comparing the respective quarters of June 30, 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. Increases in the current period for both interest expense and general and administrative costs are also attributable to the higher loan closing volume experienced in the current quarter as compared to the prior year quarter.

     A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  ------

       Net gain on sale of loans           $ 7,679  $3,415
       Servicing                               471     511
       Title services                        2,290   1,629
       Gain on sale of servicing rights        244   1,143
                                           -------  ------
                                           $10,684  $6,698
                                           =======  ======

SIX MONTHS ENDED JUNE 30, 1998 AND 1997


     NVRFS generated operating income of $6,550 for the six months ended June 30, 1998 compared to operating income of $1,363 during the same period in 1997. Loan closings were $1,237,123 and $646,951 during the respective first halves of 1998 and 1997, representing an increase of 91%.

     Mortgage banking fees had a net increase of $6,551 representing a 55% increase when comparing the respective first halves of 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio and the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. Increases in the current period for both interest expense and general and administrative costs are also attributable to the higher loan closing volume experienced in the current quarter as compared to the prior year quarter.

     A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  -------

       Net gain on sale of loans           $13,380  $ 6,507
       Servicing                               663    1,226
       Title services                        4,084    2,944
       Gain on sale of servicing rights        244    1,143
                                           -------  -------
                                           $18,371  $11,820
                                           =======  =======

LIQUIDITY AND CAPITAL RESOURCES

     NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997. The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its mortgage banking operations.


RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          Under a royalty agreement entered into on October 1, 1996 with NVR Homes, Inc. ("Homes"), NVR's homebuilding subsidiary, RVN earns royalty fees based on a percentage of settlement revenue for allowing Homes to use the Ryan Homes and NVHomes tradenames to market homes. RVN earns 100% of its revenue from Homes. The increase in royalty revenues in the current three and six month periods as compared to the prior year three and six months periods resulted from higher revenues earned by Homes. RVN has no significant other income or general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

     RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended June 30, 1998, cash generated from operations is primarily distributed to NVR. Insofar as Homes' ability to make royalty payments is not impaired, the Company believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.


FOX RIDGE HOMES, INC.
---------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. The analysis below of the results of operations is a comparison of the Predecessor's results for the three and six months ended June 30, 1997 and the Successor's results for the three and six months ended June 30, 1998.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Income before income tax expense increased $543 to $755 in the second quarter of 1998 from $212 in the second quarter of 1997. The increase is a direct result of a higher number of settlements in the current quarter as compared to the prior year quarter, coupled with improved gross margins, and offset by goodwill amortization which resulted from the Purchase Transaction. Fox Ridge settled 89 units during the second quarter of 1998 compared with 62 units settled in the second quarter of 1997.

New orders increased by 34% from 82 units in the quarter ended June 30, 1997 to 110 units in the quarter ended June 30, 1998. SG&A dollars have increased slightly due to the higher sales volume.

     Backlog units and dollars were 240 and $35,951, respectively, at June 30, 1998 compared to 165 and $22,735, respectively, at June 30, 1997. The increase in backlog units and dollars is primarily attributable to a 42% increase in new orders for the six month period ended June 30, 1998 compared to the same 1997 period.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Income before income tax expense increased $144 to $1,324 for the first six months of 1998 from $1,180 for the first six months of 1997. The increase is a direct result of a higher number of settlements in the current year period as compared to the prior year period, offset by goodwill amortization, which resulted from the Purchase Transaction. In addition, SG&A dollars have increased slightly due to the higher sales volume. Fox Ridge settled 168 units during the first six months of 1998 compared with 143 units settled in the first six months of 1997. New orders increased by 42% from 192 units in the six months ended June 30, 1997 to 273 units in the six months ended June 30, 1998.


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

                                    PART II
                                    -------


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------


               NVR held its Annual Meeting of Shareholders on May 5, 1998. Two matters were voted upon at the Annual Meeting:

                                                                 VOTES             WITHHELD AUTHORITY
                             MATTER                               FOR                    TO VOTE
               -----------------------------------------      ------------         -------------------
               1.  Election of three directors to serve
                   three year terms:
                      Manuel H. Johnson                        10,518,641                  12,970
                      David A. Preiser                         10,520,319                  11,292
                      John M. Toups                            10,517,090                  14,521

                                                                 VOTES           VOTES                       NOT
                                                                  FOR           AGAINST     ABSTENTIONS     VOTED
                                                              ------------     ---------   -------------   -------
               2.  Ratification of appointment of KPMG
                   Peat Marwick LLP as independent auditors
                   for NVR                                    10,468,428       16,517      46,666          983,951

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------

               a. 11.  Computation of Earnings per Share.

               b. 27.  Financial Data Schedules.

               c. The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998:


                    1. April 6, 1998: Under Item #5, Other Events, the Company
                       -------------
                       filed a press release disclosing the number of homes both sold and settled during the quarter ending March 31, 1998.


                    2. April 14, 1998: Under Item #5, Other Events, the Company
                       --------------
                       disclosed the agreement to sell $145,000,000 aggregate principal amount of its 8% Senior Notes ("Notes") due 2005. The Form 8-K included the following exhibits: (a) Underwriting Agreement dated April 8, 1998, between the Company and Salomon Smith Barney, Credit Suisse First Boston and Friedman, Billings, Ramsey & Co., Inc.; (b) Form T-1 (Statement of Eligibility of Trustee); and (c) the Final Prospectus Supplement, dated April 8, 1998 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) (5) under the Securities Act of 1933, as amended, including the related prospectus dated April 6, 1998.


                    3. April 23, 1998:  Under Item #5, Other Events, the Company
                       --------------
                       disclosed the sale of $145,000,000 aggregate principal amount of its 8% Senior Notes ("Notes") due 2005. The Form 8-K included the following exhibits: (a) Indenture, dated as of April 14, 1998, between the Company, the Guarantor and the Trustee; (b) First Supplemental Indenture between the Company, the Guarantor and the Trustee; (c) Form of Note; and (d) Opinion of Hogan & Hartson, L.L.P. regarding the validity of the Notes.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                          PAGE
---------    ---------------------------------    ----

11           Computation of Earnings per Share      42

27           Financial Data Schedule                43

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



July 29, 1998                 NVR, Inc.



                              By: /s/ Paul C. Saville
                                  --------------------
                                  Paul C. Saville
                                  Senior Vice President Finance,
                                    Chief Financial Officer, and
                                    Treasurer