Form 10-Q
period 1998-09-30
NVR INC
filed 1998-11-06
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998

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

As of November 2, 1998 there were 10,771,124 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X     No
                         ------    ------

                                   NVR, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                              Page
                                                                              ----
                                                                              (C)
PART I     FINANCIAL INFORMATION

Item 1.    NVR, Inc. Consolidated Financial Statements
           -------------------------------------------
           Consolidated Balance Sheets at September 30, 1998
           (unaudited)
           and December 31, 1997.............................................  4
           Consolidated Statements of Income for the
           Three Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited) and the
           Nine Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited)................................  6
           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 (unaudited) and
           September 30, 1997 (unaudited)....................................  7
           Notes to Consolidated Financial Statements........................  8


           RVN, Inc. Financial Statements
           ------------------------------
           Balance Sheets at September 30, 1998 (unaudited)
           and December 31, 1997............................................. 11
           Statements of Income for the
           Three Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited) and the
           Nine Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited)................................ 11
           Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 (unaudited) and
           September 30, 1997 (unaudited).................................... 12
           Notes to Financial
           Statements........................................................ 13


           Fox Ridge Homes, Inc. Financial Statements
           ------------------------------------------
           Balance Sheets at September 30, 1998 (unaudited)
           and December 31, 1997............................................. 14
           Statements of Income for the
           Three Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited) and the
           Nine Months Ended September 30, 1998 (unaudited)
           and September 30, 1997 (unaudited)................................ 15
           Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 (unaudited) and
           September 30, 1997 (unaudited).................................... 16
           Notes to Financial Statements..................................... 17

                                   NVR, INC.
                                   FORM 10-Q
                                INDEX-CONTINUED
================================================================================


                                                                                                 Page
                                                                                                 ----
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................................  18

PART II     OTHER INFORMATION
-------

Item 6.     Exhibits and Reports on Form 8-K....................................................  26

            Exhibit Index.......................................................................  27

            Signature...........................................................................  28

                                    PART I
                                    ------
ITEM 1.
-------

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                          ------------------   -----------------
ASSETS                                        (unaudited)
HOMEBUILDING:
 Cash and cash equivalents                     $ 94,186             $ 41,684
 Receivables                                      7,086                3,398
 Inventory:
  Lots and housing units, covered under
   sales agreements with customers              216,158              165,132
  Unsold lots and housing units                  41,835               51,434
  Manufacturing materials and other               6,032                7,475
                                               --------             --------
                                                264,025              224,041

 Property, plant and equipment, net              15,840               17,241
 Reorganization value in excess of amounts
  allocable to identifiable assets, net          64,526               69,366
 Goodwill, net                                    9,933               10,753
 Contract land deposits                          38,151               36,992
 Other assets                                    24,811               22,424
                                               --------             --------
                                                518,558              425,899
                                               --------             --------
MORTGAGE BANKING:
 Cash and cash equivalents                       15,516                4,041
 Mortgage loans held for sale, net              172,020              115,744
 Mortgage servicing rights, net                   2,986                2,220
 Property and equipment, net                        347                  637
 Reorganization value in excess of amounts
  allocable to identifiable assets, net          10,883               11,700
 Other assets                                     6,868                4,380
                                               --------             --------
                                                208,620              138,722
                                               --------             --------

  TOTAL ASSETS                                 $727,178             $564,621
                                               ========             ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                               SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                               ------------------     -----------------
                                                   (UNAUDITED)

LIABILITIES AND SHAREHOLDERS'
 EQUITY

HOMEBUILDING:
   Accounts payable                                  $  75,715              $ 67,987
   Accrued expenses and other liabilities              128,503                94,931
   Notes payable                                         5,630                 5,728
   Other term debt                                      14,049                14,017
   Senior notes                                        153,511               120,000
                                                     ---------              --------
                                                       377,408               302,663
                                                     ---------              --------
MORTGAGE BANKING:
   Accounts payable and other liabilities               17,614                 8,925
   Notes payable                                       162,943               108,393
                                                     ---------              --------
                                                       180,557               117,318
                                                     ---------              --------

    Total liabilities                                  557,965               419,981
                                                     ---------              --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value; 60,000,000
    shares authorized; 20,127,640 and 19,995,494
    shares issued as of September 30, 1998 and
    December 31, 1997, respectively                        201                   200
   Paid-in-capital                                     169,046               164,731
   Retained earnings                                   120,342                75,977
  Less treasury stock at cost 9,313,432
    and 8,900,972 shares at September 30, 1998
    and December 31, 1997, respectively               (120,376)              (96,268)
                                                     ---------              --------

    Total shareholders' equity                         169,213               144,640
                                                     ---------              --------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                            $ 727,178              $564,621
                                                     =========              ========

                See notes to consolidated financial statements.

                                   NVR, INC.
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                    THREE MONTHS ENDED SEPT.  30,     NINE MONTHS ENDED SEPT. 30,
                                                    -----------------------------     ---------------------------
                                                      1998                1997          1998              1997
                                                    ---------           ---------     ----------        ---------
HOMEBUILDING:
  Revenues                                          $ 441,034           $ 316,874     $1,118,319        $ 837,298
  Other income                                            672                 162          1,837              929
  Cost of sales                                      (372,950)           (272,308)      (946,752)        (722,586)
  Selling, general and administrative                 (30,839)            (23,589)       (80,088)         (56,905)
  Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill                   (1,886)             (1,613)        (5,659)          (4,839)
                                                    ---------           ---------     ----------        ---------
  Operating income                                     36,031              19,526         87,657           53,897
  Interest expense                                     (4,041)             (3,936)       (13,680)         (12,257)
                                                    ---------           ---------     ----------        ---------
  Homebuilding income                                  31,990              15,590         73,977           41,640
                                                    ---------           ---------     ----------        ---------

MORTGAGE BANKING:
  Mortgage banking fees                                11,724               6,407         30,095           18,227
  Interest income                                       2,360               1,585          6,515            3,948
  Other income                                            161                 102            505              263
  General and administrative                           (7,172)             (5,412)       (19,436)         (16,178)
  Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                                  (272)               (272)          (816)            (816)
  Interest expense                                     (1,809)             (1,074)        (4,934)          (2,333)
                                                    ---------           ---------     ----------        ---------
    Operating income                                    4,992               1,336         11,929            3,111

TOTAL SEGMENT INCOME                                   36,982              16,926         85,906           44,751
  Income tax expense                                  (12,223)             (7,920)       (34,792)         (20,939)
                                                    ---------           ---------     ----------        ---------

INCOME BEFORE EXTRAORDINARY ITEM                       24,759               9,006         51,114           23,812
  Extraordinary loss from extinguishment
    of indebtedness (net of a $4 and
    $4,224 tax benefit for the three and
    nine months ended September 30, 1998,
    respectively)                                          (6)                  -         (6,749)               -
                                                    ---------           ---------     ----------        ---------

NET INCOME                                          $  24,753           $   9,006     $   44,365        $  23,812
                                                    =========           =========     ==========        =========

BASIC EARNINGS PER SHARE:
  Income before extraordinary loss                  $    2.25           $    0.77     $     4.54        $    1.98
  Extraordinary loss                                        -                   -          (0.60)               -
                                                    ---------           ---------     ----------        ---------
  Basic earnings per share                          $    2.25           $    0.77     $     3.94        $    1.98
                                                    =========           =========     ==========        =========

DILUTED EARNINGS PER SHARE:
  Income before extraordinary loss                  $    1.87           $    0.68     $     3.83        $    1.80
  Extraordinary loss                                        -                   -          (0.51)               -
                                                    ---------           ---------     ----------        ---------
  Diluted earnings per share                        $    1.87           $    0.68     $     3.32        $    1.80
                                                    =========           =========     ==========        =========

                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                  1998          1997
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $    44,365   $    23,812
 Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization                                      10,112         9,757
 Pre-tax extraordinary loss-extinguishment of indebtedness          10,973             -
 Mortgage loans closed                                          (1,934,690)   (1,043,068)
 Proceeds from sales of mortgage loans                           1,880,344     1,023,509
 Gain on sale of mortgage servicing rights                            (818)       (1,143)
 Gain on sale of loans                                             (21,736)      (10,904)
 Net change in assets and liabilities:
  Increase in inventories                                          (39,984)      (29,518)
  Increase in receivables                                           (3,281)       (4,721)
  Increase in accounts payable and accrued expenses                 51,657        16,340
 Other, net                                                          2,809        (1,390)
                                                               -----------   -----------

 Net cash used by operating activities                                (249)      (17,326)
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of mortgage-backed securities                   9,570        15,126
 Purchase of property, plant and equipment                          (1,667)       (2,108)
 Principal payments on mortgage-backed securities                    4,465         3,001
 Proceeds from sales of mortgage servicing rights                   15,204        11,829
 Other, net                                                             25           347
                                                               -----------   -----------

 Net cash provided by investing activities                          27,597        28,195
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of mortgage-backed bonds                               (11,785)      (16,431)
 Extinguishment of 11% Senior Notes                               (120,365)            -
 Deferred financing fees                                            (2,311)            -
 Issuance of 8% Senior Notes                                       145,000             -
 Net borrowings under notes payable                                 54,370        22,695
 Purchases of treasury stock                                       (29,235)      (35,475)
 Other, net                                                            955           657
                                                               -----------   -----------
 Net cash provided (used) by financing activities                   36,629       (28,554)

 Net increase (decrease) in cash                                    63,977       (17,685)
 Cash, beginning of the period                                      45,725        74,780
                                                               -----------   -----------

 Cash, end of period                                           $   109,702   $    57,095
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Interest paid during the period                      $    15,705   $    12,141
                                                               ===========   ===========
          Income taxes paid, net of refunds                    $    27,520   $    19,753
                                                               ===========   ===========

                See notes to consolidated financial statements.

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.        BASIS OF PRESENTATION

          The accompanying unaudited, consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed, consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.        MERGER

          Effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly-owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly-owned mortgage banking holding company, into the Company. The merger allows the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company expects to realize a current tax benefit of approximately $3,300 during 1998. The planned use of the SRLY NOL, coupled with higher taxable income relative to fixed permanent differences, has reduced the Company's estimated full year effective tax rate from 46.1% to 40.5%.

3.        ADOPTION OF NEW ACCOUNTING PRINCIPLES

          During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and nine month periods ended September 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

                                   NVR, INC.
                  Notes to Consolidated Financial Statements
                   (dollars in thousands, except share data)

4.        SHAREHOLDERS' EQUITY

          A summary of changes in shareholders' equity is presented below:

                                COMMON  PAID-IN   RETAINED   TREASURY
                                STOCK   CAPITAL   EARNINGS    STOCK
                                ------  --------  --------  ----------

BALANCE, DECEMBER 31, 1997        $200  $164,731  $ 75,977  $ (96,268)

Net income                           -         -    44,365          -
Tax benefit from stock-based
   compensation activity             -     1,575         -          -
Option activity                      1       954         -
Treasury stock purchases             -         -         -    (29,235)
Performance share activity           -     1,786         -      5,127
                                  ----  --------  --------  ---------
BALANCE, SEPT. 30, 1998           $201  $169,046  $120,342  $(120,376)
                                  ====  ========  ========  =========

          Approximately 365,000 shares were reissued from the treasury during January 1998 in satisfaction of benefits earned and expensed in 1997 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.04 per share. In addition, 161,548 options were exercised during the first nine months of 1998, with NVR realizing approximately $955 in aggregate equity proceeds.

5.        DEBT

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

          The Company has and will apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer ("Tender Offer") to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Tender Offer expired at 12:00 midnight, New York City time, on May 18, 1998. An aggregate principal amount of $111,489 was retired pursuant to the Tender Offer (and to subsequent open market purchases), which resulted in the extraordinary loss of $6,749 (net of a $4,224 tax benefit) included in the accompanying financial statements for the nine months ended September 30, 1998. The amount of funds expended to complete the Tender Offer and subsequent open market purchases totaled $126,082, including accrued interest. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof, plus accrued interest. The Company has formally notified the Senior Note Trustee of the Company's intent to call the Senior Notes on December 1, 1998.

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

          In September 1998, the Company, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). The Facility expires on May 31, 2001. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to the Company on a limited basis.

          On July 10, 1998, NVR Mortgage Finance, Inc., NVR's wholly owned mortgage banking subsidiary, amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

                                   RVN, INC
                                Balance Sheets
                   (dollars in thousands, except share data)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                     -------------  ------------
                                                     (unaudited)
ASSETS
Cash and cash equivalents                                   $   10        $   11
Royalty receivable                                           2,707         1,880
                                                            ------        ------
  TOTAL ASSETS                                              $2,717        $1,891
                                                            ======        ======

LIABILITIES AND SHAREHOLDER'S EQUITY

 Accounts payable and accrued expenses                      $  931        $  643

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
Common stock, $1 par value; 3,000 shares
  authorized; 1,000 shares issued and outstanding                1             1
Additional paid-in capital                                      64            64
Retained earnings                                            1,721         1,183
                                                            ------        ------
  Total shareholder's equity                                 1,786         1,248
                                                            ------        ------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $2,717        $1,891
                                                            ======        ======

                                   RVN, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)


                                         THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                         -----------------------------   -----------------------------
                                             1998             1997            1998           1997
                                         --------------  -------------   --------------  -------------
          REVENUES:
           Royalty revenue                  $ 7,971         $ 5,992          $20,378         $15,902
           Other income                           4               2                5               6
                                            -------         -------          -------         -------
             Total revenues                   7,975           5,994           20,383          15,908

          EXPENSES:
           General and administrative             6               8               17              28
                                            -------         -------          -------         -------

          Income before income tax            7,969           5,986           20,366          15,880
          Income tax expense                 (2,819)         (2,102)          (7,204)         (5,558)
                                            -------         -------          -------         -------

          NET INCOME                        $ 5,150         $ 3,884          $13,162         $10,322
                                            =======         =======          =======         =======

                      See notes to financial statements.

                                   RVN, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       NINE MONTHS      NINE MONTHS
                                                          ENDED            ENDED
                                                     SEPT. 30, 1998   SEPT. 30, 1997
                                                     ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                       $ 13,162          $10,322
          Adjustments to reconcile net income to
           net cash provided by
           operating activities:
          Increase in royalty receivables                      (827)            (592)
          Increase in accounts payable and
           accrued liabilities                                  288              180
                                                           --------          -------
          Net cash provided by
           operating activities                              12,623            9,910
                                                           --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Dividend to parent                                (12,624)          (9,958)
                                                           --------          -------

          Net cash used by
           financing activities                             (12,624)          (9,958)
                                                           --------          -------

Net increase (decrease) in cash                                  (1)             (48)
Cash, beginning of period                                        11               62
                                                           --------          -------

Cash, end of period                                        $     10          $    14
                                                           ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                            $      -          $     -
                                                           ========          =======
Taxes paid during the period, net of refunds               $  6,916          $ 5,353
                                                           ========          =======

                      See notes to financial statements.

                                   RVN, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements include the accounts of RVN, Inc. ("RVN" or the "Company"). RVN is a wholly owned subsidiary of NVR, Inc. ("NVR"). The statements are provided pursuant to RVN's status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.        ADOPTION OF NEW ACCOUNTING PRINCIPLES

          During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and nine month period ended September 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

3.        SHAREHOLDER'S EQUITY

          A summary of changes in shareholder's equity is presented below:

                                 ADDITIONAL
                                   COMMON    PAID-IN  RETAINED
                                   STOCK     CAPITAL  EARNINGS
                                 ----------  -------  ---------

BALANCE, DECEMBER 31, 1997       $        1  $    64  $   1,183

           Net income                     -        -     13,162
           Dividend to parent             -        -    (12,624)
                                 ----------  -------  ---------
BALANCE, SEPTEMBER 30, 1998      $        1  $    64  $   1,721
                                 ==========  =======  =========

                             FOX RIDGE HOMES, INC.
                                Balance Sheets
                            (dollars in thousands)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                     -------------  ------------
                                                      (UNAUDITED)
ASSETS
   Cash and cash equivalents                              $     -       $     -
   Accounts receivable                                        217           192
   Inventory, net                                          22,652        19,879
   Investment in FRP, LP                                       96           179
   Property and equipment, net                                242           228
   Goodwill, net                                            9,933        10,753
   Other                                                      434           122
                                                          -------       -------

     TOTAL ASSETS                                         $33,574       $31,353
                                                          =======       =======

LIABILITIES AND SHAREHOLDER'S EQUITY
   Notes payable - lot acquisitions                       $   900       $   900
   Notes payable - acquisition note                         4,659         4,750
   Accounts payable                                         3,143         2,281
   Due to affiliate                                         5,712         8,012
   Accrued expenses and other liabilities                   2,086           637
   Deferred taxes                                             281           281
                                                          -------       -------
     TOTAL LIABILITIES                                     16,781        16,861
                                                          -------       -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
   Common stock, $.01 par, 100,000 shares
   authorized; 100 shares issued and outstanding                -             -
   Additional paid in capital                              14,250        14,250
   Retained earnings                                        2,543           242
                                                          -------       -------
     Total shareholder's equity                            16,793        14,492
                                                          -------       -------
     TOTAL LIABILITIES AND SHAREHOLDER'S
   EQUITY                                                 $33,574       $31,353
                                                          =======       =======

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)


                                                   SUCCESSOR      PREDECESSOR*      SUCCESSOR     PREDECESSOR*
                                                  ------------  ---------------    ------------  ---------------
                                                  THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                  -----------------------------    -----------------------------
                                                      1998           1997              1998           1997
                                                  ------------  ---------------    ------------  ---------------
REVENUES:
           Revenues                                  $19,813        $14,072            $45,183        $34,055
           Other income                                   34             20                 59             56
                                                     -------        -------            -------        -------
             Total Revenues                           19,847         14,092             45,242         34,111

EXPENSES:
           Cost of sales                              16,491         12,006             37,783         28,830
           Interest expense                              258            237                802            682
           Selling, general and administrative           840            758              2,528          2,328
           Amortization of goodwill                      273              -                820              -
                                                     -------        -------            -------        -------
             Total expenses                           17,862         13,001             41,933         31,840

           Income before income tax expense            1,985          1,091              3,309          2,271
           Income tax expense                           (481)           (98)            (1,008)          (161)
                                                     -------        -------            -------        -------
          NET INCOME                                 $ 1,504        $   993            $ 2,301        $ 2,110
                                                     =======        =======            =======        =======

* Period is prior to the date that the Company was acquired by NVR, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                            Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                          (SUCCESSOR)        (PREDECESSOR)*
                                                          NINE MONTHS          NINE MONTHS
                                                             ENDED                ENDED
                                                      SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                      -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 2,301              $ 2,110
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Depreciation and amortization                                        925                  127
Equity earnings in FRP, LP                                           (70)                 (58)
Net change in assets and liabilities:
  Increase in inventories                                         (2,773)              (2,907)
  Increase in receivables                                            (25)              (1,051)
  (Decrease) increase in accounts payable
   and accrued liabilities                                         2,311               (1,057)
Other, net                                                          (312)                  13
                                                                 -------              -------

Net cash provided (used) by operating activities                   2,357               (2,823)
                                                                 -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                             (119)                (139)
Dividends from FRP, LP                                               153                   94
                                                                 -------              -------
Net cash provided (used) by investing
 activities                                                           34                  (45)
                                                                 -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                   -               (1,991)
Decrease in advances from affiliates                              (2,300)                   -
Net borrowings (repayments) under notes payable                      (91)               5,042
                                                                 -------              -------
Net cash provided (used) by financing activities                  (2,391)               3,051
                                                                 -------              -------

Net decrease in cash                                                   -                 (183)
Cash, beginning of the period                                          -                  660
                                                                 -------              -------

Cash, end of period                                              $     -              $   843
                                                                 =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid during the period                                $   519              $   608
                                                                 =======              =======
  Taxes paid during the period
   (net of refunds)                                              $   200              $   187
                                                                 =======              =======

* Period is prior to the date that the Company was acquired by NVR, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                         Notes to Financial Statements
                             (dollars in thousands)


1.        BASIS OF PRESENTATION

          Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR, Inc. ("NVR"), was formed in 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee, which occurred on October 31, 1997 (the "Purchase Date"). The accompanying unaudited financial statements include the accounts of the Successor for the three and nine months ending September 30, 1998, and include the accounts of the Predecessor for the three and nine months ending September 30, 1997. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to the Purchase Date. The statements are provided pursuant to Fox Ridge's status as a guarantor of NVR's 11% Senior Notes due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.        ADOPTION OF NEW ACCOUNTING PRINCIPLES

          During the quarter ended March 31, 1998, Fox Ridge adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

          Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

NVR, INC. CONSOLIDATED
----------------------

          Effective September 30, 1998, NVR, Inc. ("NVR" or the "Company") merged each of NVR Homes, Inc., NVR's wholly-owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly-owned mortgage banking holding company, into the Company.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

HOMEBUILDING SEGMENT

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          During the third quarter of 1998, homebuilding operations generated revenues of $441,034 compared to revenues of $316,874 in the third quarter of 1997. The change in revenues is primarily due to a 32.3% increase in the number of homes settled from 1,639 in 1997 to 2,169 in 1998 and to a 5.4% increase in the average settlement price from $192.1 in 1997 to $202.5 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 1,821 during the third quarter of 1998 were 33.3% higher than the 1,366 new orders generated during the prior 1997 period. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

          Gross profit margins in the third quarter of 1998 increased to 15.4% compared to 14.1% for the third quarter of 1997. The increase in gross margins was due to the continuing favorable market conditions, improved margins in the Company's expansion markets and the Company's continued emphasis on controlling construction costs.

          SG&A expenses for the third quarter of 1998 increased $7,250 as compared to the same 1997 period, and as a percentage of revenues decreased from 7.4% to 7.0%. The increase is due primarily to the aforementioned increase in revenues. A portion of the increase is also due to a net period to period increase of approximately $2,900 for certain management incentive plans.

          Backlog units and dollars were 4,104 and $843,463, respectively, at September 30, 1998 compared to 2,870 and $553,409, respectively, at September 30, 1997. The increase in backlog units and dollars is primarily due to the 28% increase in new orders for the six months ended September 30, 1998, compared to the six months ended September 30, 1997.

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

CALCULATION OF EBITDA:
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                     1998           1997
                                               --------------------------------
     Operating income                              $36,031         $19,526
     Depreciation                                      874             840
     Amortization of excess reorganization
      value and goodwill                             1,886           1,613
     Other non-cash expenses                         2,613           2,000
                                                   -------         -------
     HOMEBUILDING EBITDA                           $41,404         $23,979
                                                   =======         =======
     % OF HOMEBUILDING REVENUES                       9.4%            7.6%

          Homebuilding EBITDA in the third quarter of 1998 was $17,425 or 72.7% higher than in the third quarter of 1997, and as a percentage of revenue increased from 7.6% to 9.4%.

MORTGAGE BANKING SEGMENT

THREE MONTHS ENDED SEPTEMBER 1998 AND 1997

          The mortgage banking segment generated operating income of $4,992 for the three months ended September 30, 1998 compared to operating income of $1,336 during the same period in 1997. Loan closings were $697,567 and $396,117 during the respective quarters ended September 30, 1998 and 1997 representing an increase of 76%.

          Mortgage banking fees had a net increase of $5,317 representing an 83% increase when comparing the respective quarters of September 30, 1998 and 1997. This increase can be attributed to the higher gain on sale of loans and title services fees resulting from the higher volume of loan closings and the gain on sale of mortgage servicing rights. A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:               1998    1997
                                    ------  ------

Net gain on sale of loans           $8,356  $4,397
Servicing                              349     244
Title services                       2,445   1,766
Gain on sale of servicing rights       574       -
                                    ------  ------
                                   $11,724  $6,407
                                   =======  ======

HOMEBUILDING SEGMENT

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          During the first nine months of 1998, homebuilding operations generated revenues of $1,118,319 compared to revenues of $837,298 in the first nine months of 1997. The increase in revenues was primarily due to a 28.3% increase in the number of homes settled from 4,448 in 1997 to 5,707 in 1998, and to a 4.3% increase in the average settlement price from $187.1 in 1997 to $195.1 in 1998. New orders increased by 36.4% to 6,616 for the nine months ended September 30, 1998 compared with 4,852 for the nine months ended September 30, 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year period, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

          Gross profit margins for the first nine months of 1998 increased to 15.3% compared to 13.7% for the nine months ended September 30, 1997. The increase in gross margins was due to the continuing favorable market conditions, improved margins in the Company's expansion markets and the Company's continued emphasis on controlling construction costs.

          SG&A expenses for 1998 increased $23,183 as compared to the same 1997 period, and as a percentage of revenues increased from 6.8% to 7.2%. The increase is due primarily to a net period to period increase of approximately $12,100 for certain management incentive plans, of which approximately $6,900 of the total cost is a non-cash charge related to a variable stock plan adopted by the Board of Directors (the "Board") pursuant to the Company's 1993 Plan of Reorganization. A portion of the increase is also due to the aforementioned increase in revenues, and to increased costs incurred in the Company's expansion markets.

          The Company's executive officers and certain other key management personnel participate in the 1994 Management Incentive Plan (the "Plan"), a variable stock award plan adopted by the Board pursuant to the Company's 1993 Plan of Reorganization. Under the original Plan document, approximately one-third of the 1,095,200 total shares granted under the Plan are eligible to vest on December 31, 1998 if certain full year earnings targets are met or exceeded. During the third quarter, the Board amended the Plan to fix the vesting rights for shares eligible for vesting in 1998 at a date earlier than December 31, 1998 if the full-year earnings targets specified in the Plan are met or exceeded prior to December 31, 1998. Plan participants must be employed by the Company on December 31, 1998 to be eligible to receive the shares.

          The shares eligible for vesting in 1998 were determined to have vested. The vesting determination fixes the full-year compensation cost at $24.875/share. Through September 30, 1998, the Company recognized $6,913 in compensation cost related to the Plan, and expects to recognize an additional $2,304 of compensation cost in the fourth quarter of 1998. Through September 30, 1997, the Company had recognized $3,000 of Plan compensation cost, and recognized $5,105 in the fourth quarter of 1997.


CALCULATION OF HOMEBUILDING EBITDA:
                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                               1998                  1997
                                            --------------------------------
   Operating income                          $ 87,657             $53,897
   Depreciation                                 2,700               2,531
   Amortization of excess reorganization
        Value and goodwill                      5,659               4,839
   Other non-cash expenses                      6,913               3,000
                                             --------             -------
   HOMEBUILDING EBITDA                       $102,929             $64,267
                                             ========             =======
   % OF HOMEBUILDING REVENUES                    9.2%                7.7%

          Homebuilding EBITDA for the first nine months of 1998 was $38,662 or 60.2% higher than the first nine months of 1997, and as a percentage of revenues increased from 7.7% to 9.2%.


MORTGAGE BANKING SEGMENT

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          The mortgage banking segment generated operating income of $11,929 for the nine months ended September 30, 1998 compared to operating income of $3,111 during the same period in 1997. Loan closings were $1,934,690 and $1,043,068 during the respective nine month periods in 1998 and 1997 representing an increase of 85%.

          Mortgage banking fees had a net increase of $11,868 representing a 65% increase when comparing the respective nine-month periods of 1998 and 1997.
This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio and the lower gain on sale of servicing rights. A summary of mortgage banking fees is noted below:


MORTGAGE BANKING FEES:               1998     1997
                                    -------  -------

Net gain on sale of loans           $21,736  $10,904
Servicing                             1,012    1,470
Title services                        6,529    4,710
Gain on sale of servicing rights        818    1,143
                                    -------  -------
                                    $30,095  $18,227
                                    =======  =======

EFFECTIVE TAX RATE

          The merger of NVR Homes, Inc and NVR Financial Services, Inc. into the Company on September 30, 1998 allows the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company's expects to realize an approximate $3,300 current tax benefit during 1998. The planned use of the SRLY NOL, coupled with higher taxable income relative to fixed permanent differences, has reduced the Company's estimated full year effective tax rate from 46.1% to 40.5%.

PENDING ADOPTION OF ACCOUNTING PRINCIPLE

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and is applicable to interim periods in the initial year of adoption. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption on January 1, 2000, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

YEAR 2000 ISSUE

          The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors.

          With the assistance of a consulting firm, the Company has completed its assessment of exposure to Year 2000 Issues and has developed a detailed plan to remediate areas of exposure in both its homebuilding and mortgage banking segments, as discussed below.

          The Company has substantially completed its remediation efforts on its core homebuilding systems and is currently in the process of testing these systems. The Company expects this testing to be completed by December 31, 1998. The total Year 2000 Issue costs for the homebuilding systems are estimated to be approximately $400, the majority of which has already been expensed during the first nine months of 1998.

          The mortgage banking segment utilizes the following four core systems to operate its business: Loan Origination; Secondary Marketing; Servicing; and Settlement Services. During 1997 a decision was made to replace the existing loan origination system to obtain greater operating efficiencies. The existing system was not Year 2000 compliant. The Company has purchased a new commercially available software package for Loan Origination processing, which has been certified to be Year 2000 compliant by the vendor. The Company has tested the system and believes that it is Year 2000 compliant. The Company has developed a detailed rollout plan for implementation into its mortgage branches. The new system is expected to be deployed in each branch by June 1999. The total cost of this project is estimated to be $3,700, the majority of which will be incurred and capitalized during 1999. The Company has upgraded the existing Secondary Marketing system to the Year 2000 compliant version of the vendor's software. The Servicing and Settlement Services Systems are also purchased software packages, which the vendors have indicated are both Year 2000 compliant. All three systems will be user tested, with testing completed by December 31, 1998. The total cost of updating and testing these systems is estimated to be $100, the majority of which will be expensed in the fourth quarter of 1998.

          The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identity alternative suppliers and service providers who have demonstrated Year 2000 readiness. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them, the Company's business or operations could be adversely affected.

          The Company is currently assessing its mechanical systems (e.g., phones, HVAC, etc.) which employ embedded chip technology. Based on initial information gathered, the Company does not estimate a significant expense will be incurred to make any non-compliant systems Year 2000 compliant.

          The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, delays in homebuilding and mortgage products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business.

          The Company expects to begin contingency planning activities on any system that remains non-compliant as of December 31, 1998, if any, by early 1999 and expects this planning to continue throughout 1999.


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

          The Company has and will apply the net proceeds received from the offering of the New Notes to refinance other debt. On April 21, 1998, the Company commenced a tender offer ("Tender Offer") to repurchase the $120 million in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Tender Offer expired at 12:00 midnight, New York City time, on May 18, 1998. An aggregate principal amount of $111,489 was retired pursuant to the Tender Offer (and to subsequent open market purchases), which resulted in the extraordinary loss of $6,749 (net of a $4,224 tax benefit) included in the accompanying financial statements for the nine months ended September 30, 1998. The amount of funds expended to complete the Tender Offer and subsequent open market purchases totaled $126,082, including accrued interest. The Company has agreed in the supplemental indenture filed in connection with the offer of the New Notes to call any Senior Notes not tendered on December 1, 1998 at a redemption price of 105.5% of the principal amount thereof, plus accrued interest. The Company has formally notified the Senior Note Trustee of the Company's intent to call the Senior Notes on December 1, 1998.

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

          NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. In September 1998, the Company, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). The Facility expires on May 31, 2001. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to the Company on a limited basis.

          NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVR, Inc., amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

          The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

          OTHER ELEMENTS IMPACTING LIQUIDITY

          During the nine months ended September 30, 1998, the Company repurchased approximately 778,000 shares of its common stock at an aggregate purchase price of $29,235. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.


RVN, INC.
---------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          Under a royalty agreement entered into on October 1, 1996 with NVR, Inc. ("NVR"), RVN's parent company, RVN, Inc. ("RVN") earns royalty fees based on a percentage of settlement revenue for allowing NVR to use the Ryan Homes and NVHomes tradenames to market homes. RVN earns 100% of its revenue from NVR.
The increase in royalty revenues in the current three and nine month periods as compared to the prior year three and nine months periods resulted from higher revenues earned by NVR. RVN has no significant other income or general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

          RVN provides for its working capital cash requirements using cash generated solely from operations. As shown in RVN's statement of cash flows for the period ended September 30, 1998, cash generated from operations is primarily distributed to NVR. Insofar as NVR's ability to make royalty payments is not impaired, RVN believes that internally generated cash will be sufficient to satisfy its near and long term cash requirements.

FOX RIDGE HOMES, INC.
---------------------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


          Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. The analysis below of the results of operations is a comparison of the Predecessor's financial results for the three and nine months ended September 30, 1997 and the Successor's financial results for the three and nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          Income before income tax expense increased $894 to $1,985 in the third quarter of 1998 from $1,091 in the third quarter of 1997. The increase is a direct result of a higher number of settlements in the current quarter as compared to the prior year quarter, coupled with improved gross margins, and offset by goodwill amortization which resulted from the Purchase Transaction. Fox Ridge settled 131 units during the third quarter of 1998 compared with 101 units settled in the third quarter of 1997. New orders increased by 25.3% from 87 units in the quarter ended September 30, 1997 to 109 units in the quarter ended September 30, 1998. SG&A dollars have increased slightly due to the higher revenues.


        Backlog units and dollars were 218 and $33,137, respectively, at September 30, 1998 compared to 150 and $21,169, respectively, at September 30, 1997. The increase in backlog units and dollars is primarily attributable to a 29.6% increase in new orders for the six month period ended September 30, 1998 compared to the same 1997 period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          Income before income tax expense increased $1,038 to $3,309 for the first nine months of 1998 from $2,271 for the first nine months of 1997. The increase is a direct result of a higher number of settlements in the current year period as compared to the prior year period, coupled with improved gross margins, offset by goodwill amortization, which resulted from the Purchase Transaction. In addition, SG&A dollars have increased slightly due to the higher revenues. Fox Ridge settled 299 units during the first nine months of 1998 compared with 244 units settled in the first nine months of 1997. New orders increased by 36.9% from 279 units in the nine months ended September 30, 1997 to 382 units in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Fox Ridge generally provides for its working capital cash requirements using cash generated from operations and advances from NVR. Insofar as NVR's ability to make advances is not impaired, Fox Ridge believes that internally generated cash and borrowings available from NVR will be sufficient to satisfy near and long term cash requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

          a.     11.  Computation of Earnings per Share.

          b.     27.  Financial Data Schedules

          c. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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


November 6, 1998                         NVR, Inc.



                                    By:  /s/ Paul C. Saville
                                         -------------------
                                         Paul C. Saville
                                         Senior Vice President Finance,
                                          Chief Financial Officer, and
                                          Treasurer