Form 10-K
period 1998-12-31
NVR INC
filed 1999-03-15
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
           (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ____ to _______________

                        Commission file number 1-12378

                                   NVR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              VIRGINIA                                         54-1394360
--------------------------------                       -------------------------
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

          Securities registered pursuant to Section 12(b) of the Act:
        --------------------------------------------------------------

   Title of each class                Name of each exchange on which registered
-------------------------             -----------------------------------------

Common stock, par value                       American Stock Exchange
$0.01 per share

       Securities registered pursuant to Section 12(g) of the Act:  None
      ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of February 24, 1999 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on such date was approximately $433.3 million. As of February 24, 1999 there were 10,973,227 total shares of common stock outstanding.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No____
                            -----

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT OF NVR, INC. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                              Page 1 of 49 pages
                     The Exhibit Index begins on page 19.

                                     INDEX

     PART I                                                                                  PAGE
     ------                                                                                  ----
     Item 1.     Business..................................................................    3
     Item 2.     Properties................................................................    6
     Item 3.     Legal Proceedings.........................................................    6
     Item 4.     Submission of Matters to a Vote of Security Holders.......................    6
                 Executive Officers of the Registrant......................................    7

     PART II
     -------

     Item 5.     Market for Registrants' Common Equity and Related Shareholder Matters.....    7
     Item 6.     Selected Financial Data...................................................    8
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................    9
     Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.................   15
     Item 8.     Financial Statements and Supplementary Data...............................   18
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure......................................................   18

     PART III
     --------

     Item 10.    Directors and Executive Officers of the Registrant........................   18
     Item 11.    Executive Compensation....................................................   18
     Item 12.    Security Ownership of Certain Beneficial Owners and Management............   18
     Item 13.    Certain Relationships and Related Transactions............................   18

     PART IV
     -------

     Item 14.    Exhibits and Reports on Form 8-K..........................................   19

                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

GENERAL

     NVR, Inc. ("NVR" or the "Company") was formed in 1980 as NVHomes, Inc. ("NVH"). The Company operates in two business segments: 1) the construction and marketing of homes and 2) mortgage banking. To simplify its capital structure, effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly owned mortgage banking holding company, into the Company. The Company now conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc. The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance"). Unless the context otherwise requires, references to "NVR" or the "Company" include its subsidiaries.

     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived an aggregate of approximately 63% and 66% of its 1998 and 1997 homebuilding revenues, respectively. NVR's homebuilding operations construct and sell single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product, which is built in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, is moderately priced and marketed primarily towards first-time buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up buyers. The Fox Ridge Homes product, built solely in the Nashville, Tennessee metropolitan area, is moderately priced and marketed primarily to first-time buyers. In 1998, the average price of a unit settled by NVR was approximately $196,000.

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

     In addition to building and selling homes, NVR provides a number of mortgage-related services through its national mortgage banking operations, which operate in 16 states. NVR's mortgage banking business generates revenues primarily from origination fees, gains on marketing of loans, title fees, and sales of servicing rights. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 31% of the aggregate dollar amount of loans closed in 1998. In 1998, NVR's mortgage banking business closed approximately 21,000 loans with an aggregate principal amount of approximately $2.7 billion. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets. The total servicing portfolio balance at December 31, 1998 is approximately $261 million in principal amounts of loans serviced.

     Segment information for NVR's homebuilding and mortgage banking businesses is included in note 2 to NVR's consolidated financial statements.

HOMEBUILDING

     PRODUCTS

     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs which have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from 985 to 5,410 square feet, with two to five bedrooms, and are priced from approximately $80,000 to $760,000.

     MARKETS

     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                                 CONTRACTS FOR SALE
                                  SETTLEMENTS                  (NET OF CANCELLATIONS)
                            YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                        -------------------------------   ------------------------------
REGION                    1998        1997       1996        1998       1997     1996
------                  --------    --------   --------   ---------   --------  --------
Washington/Baltimore       4,358      3,774      3,834      5,165       4,084    3,751
Other (1)                  3,264      2,333      1,861      3,835       2,602    1,939
                        --------    --------   --------   ---------   --------  --------
Total                      7,622      6,107      5,695      9,000       6,686    5,690
                        ========    ========   ========   =========   ========  ========

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

     SALES AND MARKETING

     NVR's preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these homes are usually converted into temporary sales centers where alternative facades and floor plans are displayed and designs for other models are available for review. Sales representatives are compensated predominantly on a commission basis.

     REGULATION

     NVR and its subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with its construction and sales activities. All of these regulations have increased the cost required to market NVR's products. Counties and cities in which NVR builds homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on NVR's construction activities. However, there is no assurance that such restrictions will not adversely affect NVR in the future.

     COMPETITION, MARKET FACTORS AND SEASONALITY

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

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters.

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

     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly-owned subsidiary, NVR Finance is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. The size of its servicing portfolio is approximately $261 million in principal amount of loans being serviced at the end of 1998. Beginning in 1997, NVR's mortgage banking operations began to sell future originated mortgage servicing rights on a flow basis in order to concentrate its mortgage banking operations on the primary business of providing mortgage financing to NVR and other homebuyers.

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

     COMPETITION AND MARKET FACTORS

     NVR's mortgage banking operations operate through 27 offices in 16 states. Their main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

     REGULATION

     NVR Finance, as an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, is subject to the rules, regulations and guidelines of, and examinations by, those agencies, which restrict certain activities of NVR Finance. NVR Finance is currently eligible and expects to remain eligible to participate in such programs; however, any significant impairment of its eligibility could have a material adverse impact on its operations. In addition, NVR Finance is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

EMPLOYEES

     At December 31, 1998, NVR employed 3,070 full-time persons, of whom 844 were officers and management personnel, 174 were technical and construction personnel, 809 were sales personnel, 524 were administrative personnel and 719 were engaged in various other service and labor activities. None of the Company's employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

ITEM 2.   PROPERTIES
-------   ----------

     NVR's executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one-half year term expiring in March 2005.

     During 1998 NVR conducted certain other administrative functions of both its homebuilding and mortgage banking segments in two buildings in Robinson Township, a suburb of Pittsburgh, Pennsylvania. During December 1998, NVR exercised an option to purchase the two buildings, thereby extinguishing the related capital lease obligation, incurring an approximate $2.3 million extraordinary loss, net of applicable taxes ($0.17 per diluted share). Subsequent to December 31, 1998, the Company sold both buildings to an unrelated third party and leased back one of the buildings under an operating lease for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

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

     NVR also leases office space in 72 locations in 16 states for field offices, mortgage banking and title services branches and certain model homes under leases expiring at various times through 2008. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.


ITEM 3.   LEGAL PROCEEDINGS
-------   ------------------

     NVR and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, the litigation that is currently pending will not have any material adverse effect on the financial position or results of operations of NVR.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

     NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                  AGE                               POSITIONS
     ----                  ---                               ---------
     Dwight C. Schar       57       Chairman of the Board, President and Chief Executive Officer of NVR
     William J. Inman      51       President of NVR Mortgage Finance, Inc.
     James M. Sack         48       Vice President, Secretary and General Counsel of NVR
     Paul C. Saville       43       Senior Vice President Finance and Chief Financial Officer of NVR
     Dennis M. Seremet     43       Vice President and Controller of NVR

   Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

   William J. Inman has been president of NVR Mortgage Finance, Inc. since January 1992.

   James M. Sack has been vice president, secretary and general counsel of NVR since September 30, 1993. Mr. Sack is currently principal of the law firm Sack & Associates, P.C. in McLean, Virginia.

   Paul C. Saville has been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993.

   Dennis M. Seremet has been vice president and controller of NVR since April 1, 1995. Previously, Mr. Seremet served as vice president finance of NVR Homes, Inc., to which he was appointed on September 30, 1993.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------  ----------------------------------------------------------------------

     NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 1998 and 1997 as reported by the AMEX.


                                           HIGH      LOW
                                         --------  -------
     PRICES PER SHARE:

          1997:
               First Quarter.........     15-5/8    12-1/4
               Second Quarter........         16    12-1/4
               Third Quarter.........     27-3/4        15
               Fourth Quarter........    25-7/16    20-3/4

          1998:
               First Quarter.........     33-3/4   22-5/16
               Second Quarter........     41-1/4   31-3/16
               Third Quarter.........         46    32-3/8
               Fourth Quarter........   47-11/16    24-7/8


     As of the close of business on February 24, 1999, there were 1,006 shareholders of record.

     NVR has not paid any cash dividends on its shares of common stock during the years 1998 or 1997. NVR's bank indebtedness and the indenture governing NVR's 8% Senior Notes due 2005 contain restrictions on the ability of NVR to pay dividends on its common stock. See note 6 to the financial statements for a detailed description of the Senior Note restrictions.

ITEM 6.    SELECTED FINANCIAL DATA (dollars in thousands, except per share
-------    -----------------------
amounts)

    The following tables set forth selected consolidated financial information for NVR. The selected income statement and balance sheet data have been extracted from NVR's consolidated financial statements for each of the periods presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

                                                                                       YEAR ENDED DECEMBER 31
                                                               ------------------------------------------------------------------
                                                                   1998           1997         1996       1995       1994 \(1)\
                                                               ----------      ----------   ---------- ----------- --------------
CONSOLIDATED INCOME STATEMENT DATA:
HOMEBUILDING DATA:
 Revenues                                                      $1,504,744      $1,154,022   $1,045,930  $869,119    $  820,915
 Gross profits                                                    230,929         158,167      139,675   118,084       104,827
MORTGAGE BANKING DATA:
 Mortgage banking fees (2)                                         42,703          25,946       24,029    26,297        25,118
 Interest income                                                    9,861           6,415        5,351     4,744         5,288
 Interest expense                                                   6,120           3,544        2,249     2,090         2,364
CONSOLIDATED DATA:
 Income before discontinued
  operations and extraordinary
   gains/(loss)                                                $   66,107      $   28,879   $   25,781  $ 16,400    $    9,018
 Income before discontinued
  operations and extraordinary
  gains/(loss) per diluted share (3)                           $     4.97      $     2.18   $     1.70  $   1.06    $     0.53

                                                                                             DECEMBER 31
                                                               ------------------------------------------------------------------
                                                                   1998            1997         1996       1995     1994 \(1)\
                                                               ----------       ----------   ----------  ---------  -------------
CONSOLIDATED BALANCE SHEET DATA:
 Homebuilding inventory                                        $  288,638      $  224,041   $  171,693  $ 154,713   $  109,538
 Total assets (4)                                                 724,359         564,621      501,165    513,598      446,942
 Notes and loans payable (4)                                      320,337         248,138      201,592    221,295      184,414
 Equity                                                           165,719         144,640      152,010    146,180      129,522

(1) Effective September 30, 1993, NVR Savings Bank, F.S.B. ("NVRSB") is presented on a discontinued operations basis. In March 1994, NVR completed the sale of the assets and liabilities of NVRSB to a financial institution.

(2) Effective January 1, 1995, NVR adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting For Mortgage Servicing Rights. SFAS No. 122, as superseded by SFAS No. 125, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. Retroactive application of SFAS No. 122 to periods prior to the fiscal year of adoption is prohibited, and thus, mortgage banking fees for the years ended December 31, 1998, 1997, 1996 and 1995 are not directly comparable to prior periods. For the years ended December 31, 1998, 1997, 1996 and 1995, application of SFAS No. 122 increased (decreased) mortgage banking fees by $2,537, $(928), $906 and $1,717, respectively.

(3) For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, income from continuing operations per diluted share was computed based on 13,300,064, 13,244,677, 15,137,009, 15,405,263, and 17,097,172 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding. The weighted average number of shares and share equivalents were calculated based upon the requirements of SFAS No. 128, Earnings per Share, for all periods presented and represent the shares and share equivalents used to calculate diluted earnings per share before discontinued operations and extraordinary gains/(losses).

(4) Effective in the fourth quarter of 1996, the Limited Purpose Financing Subsidiary is presented on a net basis. Accordingly, balance sheet data for prior periods have been reclassified to reflect this change. See note 1 to the accompanying consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------
         (dollars in thousands except per share data)
         --------------------------------------------

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-K, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans, objectives of management for future operations and certain statements regarding the Company's Year 2000 readiness, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with Year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     NVR, Inc. ("NVR" or the "Company) operates in two business segments: homebuilding and mortgage banking. The results of these two segments are discussed separately below. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

     Effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly owned mortgage banking holding company, into the Company. The Company now conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc ("Fox Ridge"). The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance").

HOMEBUILDING SEGMENT

     Homebuilding revenues for 1998 increased 30% to $1,504,744 from $1,154,022 in 1997. The increase in revenues was primarily due to a 25% increase in the number of homes settled from 6,107 units in 1997 to 7,622 units in 1998 and to a 5% increase in the average settlement price from $187.7 in 1997 to $196.4 in 1998. New orders for 1998 increased 35% to 9,000 units compared with 6,686 units in 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year, and to a lesser extent, new orders generated by Fox Ridge, acquired by the Company during the fourth quarter of 1997. Homebuilding revenues for 1997 increased 10.3% to $1,154,022 from $1,045,930 in 1996. The increase in revenues was primarily due to a 7.2% increase in the number of homes settled from 5,695 units in 1996 to 6,107 units in 1997 and to a 2.7% increase in the average settlement price from $182.7 in 1996 to $187.7 in 1997. New orders for 1997 increased 17.5% to 6,686 units compared with 5,690 units in 1996. The increase in new orders is attributed to a more favorable interest rate environment in 1997 compared to the prior year, and to sales associated with the Company's expansion markets.

     Gross profit margins increased to 15.3% in 1998 compared to 13.7% in 1997. The increase in gross profit margins from that experienced in 1997 was primarily attributable to the continuing favorable market conditions, improved margins in the Company's expansion markets and the Company's continued emphasis on controlling construction costs. Gross profit margins increased to 13.7% in 1997 compared to 13.4% in 1996. The increase in gross profit margins from that experienced in 1996 was primarily attributable to more favorable market conditions in certain of the Company's markets, fewer additional weather-related costs incurred in the construction of homes as a result of mild winter weather conditions in NVR's principal markets in the first quarter of 1997 as compared to the first quarter of 1996, and continued emphasis on controlling construction costs.

     SG&A expenses for 1998 increased $26,098 to $113,329 from $87,231 in 1997, but as a percentage of revenues fell to 7.5% in 1998 from 7.6% in 1997. The increase in SG&A dollars is due primarily to the aforementioned increase in revenues, a net year to year increase for certain management incentive plans and to increased costs incurred in the Company's expansion markets. SG&A expenses for 1997 increased $16,047 to $87,231 from $71,184 in 1996, and as a percentage of revenues increased to 7.6% in 1997 from 6.8% in 1996. The dollar increase is partially due to increased costs that correspond to the aforementioned increase in revenues, and costs incurred to grow the Company's expansion markets to full operational levels. Further, the higher SG&A in 1997 as compared to 1996 is also attributable to an increase of approximately $6,000 for non-cash compensation costs related to the 1994 Management Equity Incentive Plan ("Plan"), a variable stock plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization ("Reorganization Plan"), and to a non-recurring $1,600 incentive payment earned by and paid to the Company's Board of Directors also pursuant to the terms of the Company's Reorganization Plan.

     The final one-third of the 1,095,200 total shares granted under the Plan are eligible to vest in calendar year 1999 if certain full year earnings targets for 1999 are met or exceeded. Pursuant to the Plan, the approximately 365,000 shares eligible for vesting in 1999 may vest at a date earlier than December 31, 1999 if the 1999 full-year earnings targets specified in the Plan are met or exceeded prior to December 31, 1999. Plan participants must be employed by the Company on December 31, 1999 to be eligible to receive the shares. The compensation cost recognized in SG&A in the Company's 1999 income statement relative to the Plan will depend on the market value of NVR common stock on the vesting determination date. Compensation cost recognized in SG&A relative to the Plan totaled $9,081 and $7,986 for the years end December 31, 1998 and 1997, respectively. Compensation cost relative to the Plan is non-cash.

     Backlog units and dollars were 4,573 and $958,757, respectively, at December 31, 1998 compared to backlog units of 3,195 and dollars of $623,705 at December 31, 1997. The increase in backlog dollars and units was primarily due to a 31% increase in new orders for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. Backlog units and dollars were 3,195 and $623,705, respectively, at December 31, 1997 compared to backlog units of 2,466 and dollars of $453,211 at December 31, 1996. The increase in backlog dollars and units was primarily due to a 33.5% increase in new orders for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996.

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

CALCULATION OF HOMEBUILDING EBITDA:

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1998       1997        1996
                                              --------   --------    --------
     Operating income                         $111,927   $65,533      $62,755
     Depreciation                                3,490     3,588        2,863
     Amortization of excess reorganization
      value/goodwill                             7,547     6,635        7,048
     Other non-cash items                        9,081     7,986        2,239
                                              --------   -------      -------
     Homebuilding EBITDA                      $132,045   $83,742      $74,905
                                              ========   =======      =======
     % of Homebuilding revenues                    8.8%      7.3%         7.2%

     Homebuilding EBITDA in 1998 was 58% higher than in 1997, and as a percentage of revenues increased from 7.3% in 1997 to 8.8% in 1998. Homebuilding EBITDA in 1997 was 11.8% higher than in 1996, and as a percentage of revenues increased from 7.2% in 1996 to 7.3% in 1997.

MORTGAGE BANKING SEGMENT

     The mortgage banking segment generated operating income of $15,968 for the year ended December 31, 1998 compared to operating income of $4,767 during the year ended December 31, 1997 and operating income of $2,583 during the year ended December 31, 1996. Mortgage loan closings were $2,717,456, $1,485,763 and $1,243,945 during the respective years ended December 31, 1998, 1997 and 1996.

     Operating income was higher in 1998 in comparison to 1997 as a result of the increase in mortgage loan closings noted previously. Mortgage banking fees, a summary of which is presented below, increased $16,757 when comparing 1998 and 1997 and increased $1,917 when comparing 1997 and 1996.


     MORTGAGE BANKING FEES:                 1998     1997     1996
                                           ------   ------   ------
       Net gain on sale of loans           $31,071  $16,731  $14,401
       Servicing                             1,276    1,733    4,894
       Title services                        8,988    6,413    5,928
       Gain (loss) on sale of servicing      1,368    1,069   (1,194)
                                           -------  -------  -------
                                           $42,703  $25,946  $24,029
                                           =======  =======  =======

     Mortgage banking fees in 1998 were higher in comparison to 1997, primarily as a result of higher gain on sale of loans and higher title services revenues. The higher gain on sale of loans and title services revenues can also be attributed to increased mortgage loan closings. Partially offsetting the increase in mortgage banking fees were volume-related increases in SG&A expenses.

     Mortgage banking fees in 1997 were higher in comparison to 1996, primarily as a result of higher gain on sale of loans. The higher gain on sale of loans can be attributed to increased loan closings and higher servicing values realized through the sale of mortgage servicing rights. These gains were partially offset by the lower servicing fee revenues resulting from the reduction in the mortgage servicing portfolio. Operating income was also higher in 1997 in comparison to 1996 as a result of the increase in mortgage loan closings noted above and other income from a joint venture, which effectively began operations during 1997.

     Effective during the second quarter of 1997, the mortgage banking operations sold the remaining portion of its core mortgage servicing portfolio. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of the concentration of the mortgage banking operations on the primary business of providing mortgage financing and related services to NVR's homebuilding customers and other homebuyers.

SEASONALITY

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters. Because NVR's mortgage banking operations generate part of their business from NVR's homebuilding operations and from other homebuilders affected by seasonality, to the extent that homebuilding is affected by seasonality, mortgage banking operations may also be affected. The existence of mortgage banking and title services offices outside of the Middle Atlantic region and the existence of third-party business tend to reduce the effects of seasonality on the results of NVR's operations.

EFFECTIVE TAX RATE

     The merger of NVR Homes, Inc and NVR Financial Services, Inc. into the Company on September 30, 1998 allowed the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company realized a $3,300 tax benefit during 1998. The use of the SRLY NOL, coupled with higher taxable income relative to fixed permanent differences, has reduced the Company's 1998 effective tax rate to 40.1% from 46.4% in 1997 and 47.1% in 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and is applicable to interim periods in the initial year of adoption. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption on January 1, 2000, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

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

     The Company has substantially completed its remediation and testing efforts on its core homebuilding systems and believes that these systems are now Year 2000 compliant. The total Year 2000 Issue costs for the homebuilding systems were approximately $400, all of which has been expensed during 1998.


     The mortgage banking segment utilizes the following four core systems to operate its business: Loan Origination; Secondary Marketing; Servicing; and Settlement Services. During 1997 a decision was made to replace the existing Loan Origination system to obtain greater operating efficiencies. The existing system is not Year 2000 compliant. The Company has purchased a new commercially available software package for Loan Origination processing, which has been certified to be Year 2000 compliant by the vendor. The Company has tested the system and believes that it is Year 2000 compliant. The Company has developed a detailed rollout plan and will start implementation in February 1999 into its mortgage branches. The new system is expected to be deployed in each branch by the third quarter of 1999. The total cost of this project is estimated to be $3,700, the majority of which will be incurred and capitalized during 1999. The Company has upgraded the existing Secondary Marketing system to the Year 2000 compliant version of the vendor's software, and based on testing conducted during 1998, the Company believes this system to be Year 2000 compliant. The Servicing and Settlement Services Systems are also purchased software packages, which the vendors have indicated are both Year 2000 compliant. The Company has completed testing on the Settlement Services System and believes that this system is Year 2000 compliant. The Servicing System testing should be completed by March 31, 1999. The total cost of updating and testing these systems is estimated to be $100, the majority of which was expensed in the fourth quarter of 1998.

     The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues and intends to continue those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identity alternative suppliers and service providers who have demonstrated Year 2000 readiness. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected.

     The Company is currently assessing its mechanical systems (e.g., phones, HVAC, etc.) which employ embedded chip technology. Based on initial information gathered, the Company does not estimate a significant expense will be incurred to make any non-compliant systems Year 2000 compliant.

     The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a material adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, delays in homebuilding and mortgage products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies, utility services, such as heat, lights, power and telephones, and transportation systems could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

     The Company will evaluate the necessity for contingency planning during 1999 as it implements and tests its Loan Origination System and if communications with significant suppliers and service providers indicate that the Company may be vulnerable to their failure to correct their own Year 2000 Issues. This evaluation will continue throughout 1999.

LIQUIDITY AND CAPITAL RESOURCES

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. In September 1998, the Company, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). The Facility expires on May 31, 2001. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Under terms of the Facility, an additional $10,000 uncommitted overline is available to the Company on a limited basis. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $11,719 was outstanding at December 31, 1998. There were no direct borrowings outstanding under the Facility as of December 31, 1998.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance has available a $203,000 mortgage warehouse facility, of which $178,000 is committed, to fund its mortgage origination activities, under which $145,496 was outstanding at December 31, 1998. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $150,000 of borrowing capacity in such uncommitted facilities. There was an aggregate of $19,868 outstanding under such gestation and repurchase agreements at December 31, 1998.

     On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

     On April 14, 1998, the Company completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the "New Notes"), resulting in aggregate net proceeds to the Company of approximately $142,800 after fees and expenses. The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company's other existing and future unsecured indebtedness. An additional $30,000 in principal is available for issuance under the New Note offering. The net proceeds of the New Notes were used to extinguish other indebtedness of the Company, as described below.

     Through a tender offer commenced on April 21, 1998 and completed on May 18, 1998, various open market purchases throughout 1998 and a contractual call exercised on December 1, 1998, the Company repurchased all of the $120,000 in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Senior Notes were retired upon purchase. The amount of funds expended to complete the Senior Note repurchase totaled $129,345, excluding accrued interest, and resulted in the recognition of an extraordinary loss of $7,126, net of a $4,461 tax benefit, ($0.54 per diluted share) in the accompanying consolidated income statements.

     In addition, the Company exercised its option to purchase two office buildings currently utilized by NVR for certain administrative functions of both its homebuilding and mortgage banking segments, thereby extinguishing the Company's obligations under the capital lease pertaining to these buildings. The Company expended funds of $12,295, excluding accrued interest, to extinguish the capital lease obligation and recognized an additional extraordinary loss of $2,275, net of a $1,424 tax benefit, ($0.17 per diluted share) in the accompanying consolidated income statements. Subsequent to December 31, 1998, the Company sold both buildings to an unrelated third party and leased back one of the buildings under an operating lease for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

     NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $8,750 as of December 31, 1998, that were so restricted.

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 1998, NVR's operating activities used cash of $11,651 for this period. The cash was used primarily to increase homebuilding inventory due to a general increase in the Company's business activity. Further, cash was also used to fund an increase in mortgage loans held for sale which was related to an 83% increase in mortgage loan closings during 1998 compared to fiscal year 1997's loan closing volume.

     Net cash provided by investing activities was $39,584 for the year ended December 31, 1998. The primary sources of cash were principal payments on and proceeds from the sale of mortgage-backed securities, which are primarily used for the redemption of bonds as discussed below, and proceeds from the sale of mortgage servicing rights.

     Net cash used for financing activities was $5,154 for the year ended December 31, 1998. In addition to the debt refinancing activities discussed above, cash was primarily used for NVR's purchase of approximately 1.3 million shares of its common stock for an aggregate purchase price of $50,199 during the year ended December 31, 1998. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements. NVR had net borrowings under the mortgage banking credit lines of $56,971 used to finance mortgage loan inventory. Cash was also used for the redemption of collateralized bonds using cash provided by the related mortgage backed securities as discussed above.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

BUSINESS ACQUISITION

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Finance, purchased all of the outstanding capital stock of First Republic Mortgage Corporation ("First Republic") for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and Washington Metropolitan area. NVRMA accounted for this acquisition using the purchase method, and the operations of the acquired business will be included in NVR's consolidated statements of income in the first quarter of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,000 that was generated pursuant to the purchase transaction will be amortized using the straight-line method over 5 years.

     Based on the expected loan origination volume of First Republic, NVR Finance has amended its warehouse line to increase the available borrowing limit under the warehouse agreement to $203,000. In addition, First Republic has entered into a separate revolving short-term borrowing facility with a lender not party to the NVR Finance warehouse agreement comprised of a $60,000 committed line of credit that bears interest at 1.75% to 2.00% above LIBOR.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------  ----------------------------------------------------------

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Though the Company faces and manages other types of risk, such as credit and liquidity risks, the Company's market risk arises from interest rate risk inherent in its financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. In addition, lower interest rates tend to increase demand for mortgage loans for home purchasers, as well as for the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. The Company has no market rate sensitive instruments held for trading purposes.

     The Company's mortgage banking segment, which has contributed an average of 6.3% of consolidated income from continuing operations over the period 1994 to 1998, is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are generally sold through optional and mandatory forward delivery contracts into the secondary markets. Substantially all of the mortgage banking segment's loan portfolio is held for sale.

     Profitability of the mortgage banking segment may be directly affected by the levels of and fluctuations in interest rates, which affect the mortgage banking segment's ability to earn a spread between interest received on its mortgage loans held for sale and the costs of borrowings under the Company's variable-rate warehouse line of credit and uncommitted repurchase and gestation facilities. The profitability of the mortgage banking segment is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to originate mortgage loans and would reduce the value of mortgage loans held for sale. A substantial decline in interest rates could also impair the value of any capitalized mortgage servicing rights. The Company's current risk management strategy involves selling substantially all originated mortgage servicing rights on a flow basis. The Company has $3.7 million of capitalized mortgage servicing rights as of December 31, 1998, with a fair value at December 31, 1998 of $3.9 million.

     In an environment of stable interest rates, the Company's gains on the sale of mortgage loans would generally be limited to those gains resulting from the yield differential between mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of loans may occur if interest rates increase between the time that the Company establishes the interest rate on a loan and the time that the loan is sold. Fluctuating interest rates also may affect the net interest income earned by the Company, resulting from the difference between the yield to the Company on loans held for sale and the interest paid by the Company for funds borrowed to finance the origination of mortgage loans. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in the future.

     In the normal course of business, the Company also enters into contractual commitments involving financial instruments with off-balance sheet risk. These financial instruments include commitments to extend mortgage loans to customers and forward contracts to sell mortgage-backed securities to broker/dealers. These instruments involve, to varying degrees, elements of market rate risk in excess of the amounts recognized in the balance sheet. NVR enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date to a broker/dealer. This market risk is managed by entering into forward contracts as discussed below.

     There were mortgage loan commitments aggregating approximately $235,812 outstanding at December 31, 1998, with a fair value at December 31, 1998 of $236,272. Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     The Company enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities and whole loans at specific prices and dates to broker/dealers and secondary market investors. The Company has established policies governing which broker/dealers can be used to conduct these activities. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. The Company limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with investors and broker/dealers. In the event that the Company has forward delivery contract commitments in excess of available mortgage-backed securities, the Company completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVR has no market risk associated with optional delivery contracts because NVR has the right but not the obligation to deliver mortgage backed securities and whole loans to investors and broker/dealers under these contracts. There were open forward delivery contracts to sell loans to third party investors aggregating approximately $287,317 at December 31, 1998, with a fair value at December 31, 1998 of $287,528.

     The Company's homebuilding segment generates operating liquidity and acquisitions of capital assets through fixed-rate and variable-rate debt. The homebuilding segment's primary variable-rate debt is a Working Capital Credit facility that currently provides for unsecured borrowings up to $100,000 (of which $60,000 is committed), subject to certain borrowing base limitations. The working capital credit facility expires May 31, 2001 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Working Capital Credit facility agent or (ii) 1.5% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility was 7.2% for the year ended 1998. There were no amounts outstanding under the Working Capital Credit facility at December 31, 1998

     The following table represents contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 1998. The expected maturity categories takes into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because the Company sells all of the mortgage loans it originates into the secondary markets, the Company has made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

                                                              Maturities (000's)
                                                              ------------------

                                                                                                         Fair
                                            1999     2000   2001   2002   2003   Thereafter    Total     Value
                                            ----     ----   ----   ----   ----   ----------    -----     -----
MORTGAGE BANKING SEGMENT
------------------------
INTEREST RATE SENSITIVE ASSETS:
  Mortgage loans held for sale            178,695       -      -      -      -            -   178,695   179,566
    Average interest rate                     6.9%      -      -      -      -            -       6.9%

INTEREST RATE SENSITIVE LIABILITIES:
  Variable rate warehouse line of         145,496       -      -      -      -            -   145,496   145,496
     credit
    Average interest rate (a)                 5.2%      -      -      -      -            -       5.2%
  Variable rate repurchase agreements      19,868       -      -      -      -            -    19,868    19,868
    Average interest rate                     6.5%      -      -      -      -            -       6.5%
  Fixed rate capital lease obligations         94      93     99    106     93            -       485       485
    Average interest rate                     6.4%    6.4%   6.4%   6.4%   6.4%           -       6.4%

HOMEBUILDING SEGMENT
--------------------
INTEREST RATE SENSITIVE ASSETS:
  Interest-bearing deposits                39,000       -      -      -      -            -    39,000    39,000
    Average interest rate                     4.9%      -      -      -      -            -       4.9%

INTEREST RATE SENSITIVE LIABILITIES:
  Variable rate working capital line
     of credit                                  -       -      -      -      -            -         -         -
    Average interest rate                       -       -      -      -      -            -         -
  Variable rate notes payable               1,957   2,011     18      -      -            -     3,986     3,986
    Average interest rate                     7.0%    7.0%   7.0%     -      -            -       7.0%
  Fixed rate obligations (b)                  235     271    333    313    331      149,019   150,502   151,010
    Average interest rate                     8.1%    8.1%   8.1%   8.1%   8.1%         8.5%      8.2%

(a) Average interest rate is net credits received for compensating cash balances.
(b) The $150,502 maturing after 2003 includes $145,000 of the Company's 8% Senior Notes due June 2005.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

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

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     Item 10 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     Item 11 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     Item 12 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     Item 13 is hereby incorporated by reference to NVR's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.
--------  ---------------------------------

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

   **3.7       Certificate of Incorporation of RVN, Inc.

   **3.8       Bylaws of RVN, Inc.

     3.9       Charter of Fox Ridge Homes, Inc. Incorporated by reference to
               Exhibit 3.9 in NVR's Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.

     3.10      Bylaws of Fox Ridge Homes, Inc. Incorporated by reference to
               Exhibit 3.10 in NVR's Form S-3 filed with the Securities and Exchange Commission on January 20, 1998.

     4.1 Form of Trust Indenture between NVR, Inc., as issuer and the Bank of New York as trustee. Incorporated by reference to Exhibit 4.3 in NVR, Inc.'s Current Report on Form 8-K filed April 23, 1998.

     4.2       Form of Note (included in Indenture filed as Exhibit 4.1).

     4.4 Form of Supplemental Trust Indenture between NVR, Inc., as issuer, NVR Homes, Inc., as guarantor, and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.3 in NVR, Inc.'s Current Report on Form 8-K filed April 23, 1998.

   **10.1 Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 1996.

   **10.3 Executive Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 1995.

   **10.5 Employment Agreement between NVR, Inc. and William J. Inman dated November 13, 1995.

   **10.6      Second Amended and Restated Loan Agreement dated as of June 13,
               1996
               among NVR Mortgage Finance, Inc. and Bank One, Texas, N.A., as Agent, and the other lenders party thereto.

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

   **10.19     Employee Stock Ownership Plan of NVR, Inc.

   **10.22     NVR, Inc. 1994 Management Equity Incentive Plan.

     10.26 NVR, Inc. Management Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

     10.27 NVR, Inc. Directors' Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

    *10.29 Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, Inc. as borrower and Certain Banks and BankBoston, as Agent for itself and Certain Banks.

   **10.30 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996.

   **10.32 Whole Loan Purchase and Sale Agreement between NVR Mortgage Finance, Inc., as seller, and Prudential Securities Realty Funding Corporation, as Purchaser, dated as of August 11, 1997.

   **10.33 Mortgage Loan Purchase and Sale Agreement dated as of January 15, 1997 between Prudential Securities Realty Funding Corporation and NVR Mortgage Finance, Inc.

    *10.34 Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Mortgage Finance, Inc., dated as of July 22, 1998

    *11        Computation of Earnings per Share

    *21        NVR, Inc. Subsidiaries.

    *23        Consent of KPMG LLP (independent auditors).

    *27        Financial Data Schedule

*  Filed herewith.
** Contained in a previously filed Annual Report on Form 10-K.
_________________

REPORTS ON FORM 8-K (NONE)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NVR, Inc.


                                   By:  /s/ Dwight C. Schar
                                       --------------------------------
                                            Dwight C. Schar
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer

Dated:  March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                   DATE
         ---------                       -----                   ----
                              Chairman of the Board
                              of Directors, President and
/s/ Dwight C. Schar           Chief Executive Officer
----------------------------
Dwight C. Schar               (Principal Executive Officer)  March 15, 1999

/s/ C. Scott Bartlett, Jr.    Director
----------------------------
C. Scott Bartlett, Jr.                                       March 15, 1999

/s/ Manuel H Johnson          Director
----------------------------
Manuel H. Johnson                                            March 15, 1999

/s/ William A. Moran          Director
----------------------------
William A. Moran                                             March 15, 1999

/s/ Richard H. Norair, Sr.    Director
----------------------------
Richard H. Norair, Sr.                                       March 15, 1999

/s/ David A. Preiser          Director
----------------------------
David A. Preiser                                             March 15, 1999

/s/ George E. Slye            Director
----------------------------
George E. Slye                                               March 15, 1999

/s/ John M. Toups             Director
----------------------------
John M. Toups                                                March 15, 1999

                              Senior Vice President,
                              Chief Financial Officer and
/s/ Paul C. Saville           Treasurer                      March 15, 1999
----------------------------
Paul C. Saville

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Shareholders
NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

Pittsburgh, Pennsylvania
January 27, 1999

                                   NVR, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                          DECEMBER 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
     ASSETS

       HOMEBUILDING:
          Cash and cash equivalents                    $ 59,118  $ 41,684
          Receivables                                     1,515     3,398
          Inventory:
           Lots and housing units, covered under
             sales agreements with customers            236,447   165,132
           Unsold lots and housing units                 45,478    51,434
           Manufacturing materials and other              6,713     7,475
                                                       --------  --------
                                                        288,638   224,041

          Property, plant and equipment, net             16,663    17,241
          Reorganization value in excess of amounts
           allocable to identifiable assets, net         60,062    69,366
          Goodwill, net                                   9,659    10,753
          Contract land deposits                         40,699    36,992
          Other assets                                   41,301    22,424
                                                       --------  --------

                                                        517,655   425,899
                                                       --------  --------

       MORTGAGE BANKING:
          Cash and cash equivalents                       9,386     4,041
          Mortgage loans held for sale, net             178,695   115,744
          Mortgage servicing rights, net                  3,680     2,220
          Property and equipment, net                       934       637
          Reorganization value in excess of amounts
           allocable to identifiable assets, net         10,611    11,700
          Other assets                                    3,398     4,380
                                                       --------  --------

                                                        206,704   138,722
                                                       --------  --------

            TOTAL ASSETS                               $724,359  $564,621
                                                       ========  ========


                                                                 (Continued)



                See notes to consolidated financial statements.

                                   NVR, INC.
                    Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)

                                                           DECEMBER 31,
                                                       ---------------------
                                                          1998       1997
                                                       ----------  ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

       HOMEBUILDING:
          Accounts payable                             $  88,272   $ 67,987
          Accrued expenses and other liabilities         103,683     75,096
          Customer deposits                               34,639     19,835
          Notes payable                                    4,054      5,728
          Other term debt                                  5,434     14,017
          Senior notes                                   145,000    120,000
                                                       ---------   --------
                                                         381,082    302,663
                                                       ---------   --------
       MORTGAGE BANKING:
          Accounts payable and other liabilities          11,709      8,925
          Notes payable                                  165,849    108,393
                                                       ---------   --------
                                                         177,558    117,318
                                                       ---------   --------


           Total liabilities                             558,640    419,981
                                                       ---------   --------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDERS' EQUITY:
          Common stock, $0.01 par value; 60,000,000
           shares authorized; 20,190,971 and
           19,995,494 shares issued
           for 1998 and 1997, respectively                   202        200
          Additional paid-in-capital                     174,173    164,731
          Retained earnings                              132,683     75,977
          Less treasury stock at cost - 9,805,132
           and 8,900,972 shares at December 31,
           1998 and 1997, respectively                  (141,339)   (96,268)
                                                       ---------   --------
           Total shareholders' equity                    165,719    144,640
                                                       ---------   --------
              TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                   $ 724,359   $564,621
                                                       =========   ========

                                   NVR, INC.
                       Consolidated Statements of Income
                   (dollars in thousands, except share data)

                                                    YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                DECEMBER 31, 1998     DECEMBER 31, 1997     DECEMBER 31, 1996
                                                ------------------    ------------------    ------------------
HOMEBUILDING:
 Revenues                                             $ 1,504,744            $1,154,022            $1,045,930
 Other income                                               1,874                 1,232                 1,312
 Cost of sales                                         (1,273,815)             (995,855)             (906,255)
 Selling, general and administrative                     (113,329)              (87,231)              (71,184)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                             (7,547)               (6,635)               (7,048)
                                                      -----------            ----------            ----------
  Operating income                                        111,927                65,533                62,755
 Interest expense                                         (17,528)              (16,410)              (16,611)
                                                      -----------            ----------            ----------
  Homebuilding income                                      94,399                49,123                46,144

MORTGAGE BANKING:
 Mortgage banking fees                                     42,703                25,946                24,029
 Interest income                                            9,861                 6,415                 5,351
 Other income                                                 634                   674                    47
 General and administrative                               (30,022)              (23,636)              (23,507)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                                      (1,088)               (1,088)               (1,088)
 Interest expense                                          (6,120)               (3,544)               (2,249)
                                                      -----------            ----------            ----------
  Operating income                                         15,968                 4,767                 2,583

TOTAL SEGMENT INCOME                                      110,367                53,890                48,727

Income tax expense                                        (44,260)              (25,011)              (22,946)
                                                      -----------            ----------            ----------
Income before extraordinary loss                           66,107                28,879                25,781
Extraordinary loss-extinguishment of debt
 (net of tax benefit of $5,885 for the year
 ended December 31, 1998)                                  (9,401)                    -                     -
                                                      -----------            ----------            ----------
NET INCOME                                            $    56,706            $   28,879            $   25,781
                                                      ===========            ==========            ==========

BASIC EARNINGS PER SHARE:
 Income before extraordinary loss                     $      5.94            $     2.44            $     1.76
 Extraordinary loss                                         (0.84)                    -                     -
                                                      -----------            ----------            ----------
 Basic earnings per share                             $      5.10            $     2.44            $     1.76
                                                      ===========            ==========            ==========

DILUTED EARNINGS PER SHARE:
 Income before extraordinary loss                     $      4.97            $     2.18            $     1.70
 Extraordinary loss                                         (0.71)                    -                     -
                                                      -----------            ----------            ----------
 Diluted earnings per share                           $      4.26            $     2.18            $     1.70
                                                      ===========            ==========            ==========

                See notes to consolidated financial statements.

                                   NVR, INC.
                Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)

                                                    ADDITIONAL
                                      COMMON         PAID-IN         RETAINED         TREASURY
                                      STOCK          CAPITAL         EARNINGS          STOCK
                                      ------        ----------       ---------       ----------

BALANCE, DECEMBER 31, 1995              $184          $144,072       $ 21,626        $ (19,702)

 Net income                                -                 -         25,781                -
 Purchase of common stock
  for treasury                             -                 -              -          (35,137)
 Performance share activity                -               529              -            1,710
 Warrant activity                         15            13,146           (309)               -
 Option activity                           -                95              -                -
                                        ----          --------       --------        ---------
BALANCE, DECEMBER 31, 1996               199           157,842         47,098          (53,129)

 Net income                                -                 -         28,879                -
 Purchase of common stock
  for  treasury                            -                 -              -          (45,545)
 Performance share activity                -             5,580              -            2,406
 Tax benefit from stock options
  exercised                                -               464              -                -
 Option activity                           1               845              -                -
                                        ----          --------       --------        ---------
BALANCE, DECEMBER 31, 1997               200           164,731         75,977          (96,268)

 Net income                                -                 -         56,706                -
 Purchase of common stock
  for  treasury                            -                 -              -          (50,199)
 Performance share activity                -             3,953              -            5,128
 Tax benefit from stock options
  exercised                                -             3,744              -                -
 Option activity                           2             1,745              -                -
                                        ----          --------       --------        ---------
BALANCE, DECEMBER 31, 1998              $202          $174,173       $132,683        $(141,339)
                                        ====          ========       ========        =========


                See notes to consolidated financial statements.

                                   NVR, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                          DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                                          ------------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $    56,706            $    28,879            $    25,781
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Extraordinary loss - extinguishment of debt                         15,286                      -                      -
 Depreciation and amortization                                       13,408                 13,338                 15,417
 Gain on sales of loans                                             (31,071)               (16,731)               (14,401)
 Deferred tax provision                                             (10,927)                  (629)                  (322)
 Interest accrued and added to bond principal                             -                      -                  1,180
 Mortgage loans closed                                           (2,717,456)            (1,485,763)            (1,243,945)
 Proceeds from sales of mortgage loans                            2,655,949              1,450,618              1,268,254
 (Gain) loss on sales of mortgage servicing rights                   (1,368)                (1,069)                 1,194
 Net change in assets and liabilities:
  Increase in inventories                                           (64,597)               (31,354)               (16,980)
  Decrease in receivables                                             2,601                    693                  5,084
  Increase (decrease) in accounts payable and
   accrued expenses                                                  68,815                 20,556                   (611)
 Other, net                                                           1,003                  6,437                 (1,869)
                                                                -----------            -----------            -----------

 Net cash provided (used) by operating activities                   (11,651)               (15,025)                38,782
                                                                -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of mortgage-backed securities                    9,569                 15,126                 45,835
 Business acquisition, net of cash acquired                               -                (12,533)                     -
 Purchase of property, plant and equipment                           (3,964)                (3,053)                (4,267)
 Principal payments on mortgage-backed securities                     5,076                  4,190                 15,511
 Proceeds from sales of mortgage servicing rights                    27,637                 14,199                 23,518
 Other, net                                                           1,266                  1,236                  4,265
                                                                -----------            -----------            -----------

 Net cash provided by investing activities                           39,584                 19,165                 84,862
                                                                -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of mortgage-backed bonds                                (13,341)               (18,019)               (62,306)
 Extinguishment of 11% senior notes                                (129,344)                     -                      -
 Deferred financing fees                                             (2,311)                     -                      -
 Issuance of 8% Senior Notes                                        145,000                      -                      -
 Purchases of treasury stock                                        (50,199)               (45,545)               (35,137)
 Net borrowings (repayments) under notes payable
  and credit lines                                                   43,294                 29,523                (19,935)
 Other, net                                                           1,747                    846                 12,947
                                                                -----------            -----------            -----------
 Net cash used by financing activities                               (5,154)               (33,195)              (104,431)
                                                                -----------            -----------            -----------

 Net increase (decrease) in cash                                     22,779                (29,055)                19,213
 Cash, beginning of year                                             45,725                 74,780                 55,567
                                                                -----------            -----------            -----------

 Cash, end of year                                              $    68,504            $    45,725            $    74,780
                                                                ===========            ===========            ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the year                                  $    24,670            $    21,255            $    22,160
                                                                ===========            ===========            ===========
 Income taxes paid during the year, net of refunds              $    43,097            $    23,018            $    26,492
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

     MERGER

          Effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly owned mortgage banking holding company, into the Company. The Company now conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc. ("Fox Ridge"). The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance").

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

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1998 and 1997 was $42,030 and $34,489, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


     GOODWILL

          The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed is amortized using the straight line method over ten years. Accumulated amortization was $1,276 and $182 at December 31, 1998 and 1997, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     MORTGAGE LOANS HELD FOR SALE

          Mortgage loans held for sale, forward trade commitments and origination commitments are valued at the lower of cost or market on a net aggregate basis.

     MORTGAGE-BACKED SECURITIES AND MORTGAGE-BACKED BONDS

          Prior to 1996, the Company's ownership interests in mortgage-backed securities and the related mortgage-backed bonds were presented on a gross basis on the consolidated balance sheets and income statements. Accordingly, the book values of the mortgage-backed securities and mortgage-backed bonds were presented separately as assets and liabilities, respectively, on the consolidated balance sheets, and interest income on mortgage-backed securities and interest expense of the mortgage-backed bonds were presented separately as income and expense, respectively, on the consolidated income statements. All of such interests are at, or are nearing, the end of their economic useful lives, and as such, NVR does not anticipate that such assets will generate significant amounts of income or cash flow in the future. The Company's consolidated balance sheets for all periods presented reflect its ownership interests in mortgage-backed securities net of the related mortgage-backed bonds as a component of other assets of the mortgage banking segment, and the consolidated statements of income for all periods presented reflect earnings from such interests net of the related interest expense as a component of other income of the mortgage banking segment.

     EARNINGS PER SHARE

          The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996:

                                          YEAR ENDED         YEAR ENDED         YEAR ENDED
                                       DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                       -----------------  -----------------  -----------------
     Weighted average number of
        shares outstanding used to
        calculate Basic EPS                11,131,114         11,838,743         14,620,593

     Dilutive securities:
        Warrants                                    -                  -            211,502
        Stock Options                       2,168,950          1,405,934            304,914
                                         ------------        -----------         ----------

     Weighted average number of
        shares and share equivalents
        outstanding used to calculate
        Diluted EPS                        13,300,064         13,244,677         15,137,009
                                         ============        ===========         ==========

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


     REVENUES-HOMEBUILDING OPERATIONS

          NVR builds light-frame, low-rise residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer. Additionally, to a significantly lesser degree, NVR sells house packages to builder-dealers and other homebuilders and recognizes revenue at the time the product is delivered to the builder-dealer or homebuilder.

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

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


     FINANCIAL INSTRUMENTS

          Except as otherwise noted in note 4 to the financial statements, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments.

     ADOPTION OF NEW ACCOUNTING PRINCIPLES

          During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the years ended December 31, 1998, 1997 and 1996, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

          The Company also implemented SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's results of operations or financial condition. (See note 2 for the required disclosure).

     STOCK-BASED COMPENSATION

          As permitted under SFAS No. 123, NVR has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based employee compensation arrangements. The pro forma financial information required by SFAS No. 123 is included in note 9.


2.   SEGMENT INFORMATION, NATURE OF OPERATIONS, AND CERTAIN CONCENTRATIONS

     NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 63% of its 1998 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product, which is built in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee, is moderately priced and marketed primarily towards first-time buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up buyers. The Fox Ridge Homes product, built solely in the Nashville, Tennessee metropolitan area, is also moderately priced and marketed primarily to first-time buyers.

     The mortgage banking segment, which operates under NVR Finance, currently includes a national mortgage banking operation and a limited-purpose financing subsidiary (the "Limited-Purpose Financing

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

Subsidiary") which was formed to facilitate the financing of long-term mortgage loans through the sale of non-recourse bonds collateralized by mortgage-backed securities. NVR's mortgage banking business generates revenues primarily from origination fees, gains on marketing of loans, title fees, and sales of servicing rights. A substantial portion of the Company's mortgage operations is conducted in the Washington, D.C and Baltimore, MD metropolitan areas. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 31% of the aggregate dollar amount of loans closed in 1998.

     Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------

                                        HOMEBUILDING   MORTGAGE BANKING      TOTALS
                                        ------------   ----------------    ----------
Revenues                                  $1,504,744           $ 42,703    $1,547,447 (a)
Interest income                                1,256              9,861        11,117 (a)
Interest expense                              17,528              6,120        23,648 (a)
Depreciation and amortization                  4,166                607         4,773 (b)
Segment profit                               101,946             17,056       119,002 (b)
Segment assets                               447,934            196,093       644,027 (b)
Expenditures for segment assets                3,007                957         3,964 (a)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                             HOMEBUILDING        MORTGAGE BANKING     TOTALS
                                             ------------        ----------------     ------

Segment depreciation and
  amortization                                $    4,166             $    607       $   4,773
Add:  amortization of excess
  reorganization value and goodwill                7,547                1,088           8,635
                                              ----------             --------       ---------
Consolidated depreciation and
  amortization                                $   11,713             $  1,695       $  13,408
                                              ==========             ========       =========

Segment profit                                $  101,946             $ 17,056       $ 119,002
Less:  amortization of excess
  reorganization value and goodwill               (7,547)              (1,088)         (8,635)
                                              ----------             --------       ----------
Consolidated income before income
  taxes and extraordinary loss                $   94,399             $ 15,968       $ 110,367
                                              ==========             ========       =========

Segment assets                                $  447,934             $196,093       $ 644,027
Add:  Excess reorganization value
  and goodwill                                    69,721               10,611          80,332
                                              ----------             --------       ---------
Total consolidated assets                     $  517,655             $206,704       $ 724,359
                                              ==========             ========       =========

FOR THE YEAR ENDED DECEMBER 31, 1997
------------------------------------
                                             HOMEBUILDING        MORTGAGE BANKING     TOTALS
                                             ------------        ----------------     ------
Revenues                                      $1,154,022               25,946       1,179,968 (c)
Interest income                                      252                6,415           6,667 (c)
Interest expense                                  16,410                3,544          19,954 (c)
Depreciation and amortization                      4,384                1,231           5,615 (d)
Segment profit                                    55,758                5,855          61,613 (d)
Segment assets                                   345,780              127,022         472,802 (d)
Expenditures for segment assets                    2,708                  345           3,053 (c)

Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                             HOMEBUILDING         MORTGAGE BANKING           TOTALS
                                             ------------         ----------------           ------
Segment depreciation and
  amortization                               $    4,384           $       1,231            $    5,615
Add:  amortization of excess
  reorganization value and goodwill               6,635                   1,088                 7,723
                                             ----------           -------------            ----------
Consolidated depreciation and
  amortization                               $   11,019           $       2,319            $   13,338
                                             ==========           =============            ==========

Segment profit                               $   55,758           $       5,855            $   61,613
Less:  amortization of excess
  reorganization value and goodwill              (6,635)                 (1,088)               (7,723)
                                             ----------           -------------            ----------
Consolidated income before income
  taxes and extraordinary loss               $   49,123           $       4,767            $   53,890
                                             ==========           =============            ==========

Segment assets                               $  345,780           $     127,022            $  472,802
Add:  Excess reorganization value
  and goodwill                                   80,119                  11,700                91,819
                                             ----------           -------------            ----------
Total consolidated assets                    $  425,899           $     138,722            $  564,621
                                             ==========           =============            ==========

FOR THE YEAR ENDED DECEMBER 31, 1996
------------------------------------
                                             HOMEBUILDING         MORTGAGE BANKING           TOTALS
                                             ------------         ----------------           ------
Revenues                                     $1,045,930           $      24,029            $ 1,069,959 (e)
Interest income                                     783                   5,351                  6,134 (e)
Interest expense                                 16,611                   2,249                 18,860 (e)
Depreciation and amortization                     3,851                   3,430                  7,281 (f)
Segment profit                                   53,192                   3,671                 56,863 (f)
Segment assets                                  321,460                  91,099                412,559 (f)
Expenditures for segment assets                   4,019                     248                  4,267 (e)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:


                                             HOMEBUILDING         MORTGAGE BANKING           TOTALS
                                             ------------         ----------------           ------
Segment depreciation and
  amortization                               $    3,851           $  3,430                 $  7,281
Add:  amortization of excess
  reorganization value and goodwill               7,048              1,088                    8,136
                                             ----------           --------                 --------
Consolidated depreciation and
  amortization                               $   10,899           $  4,518                 $ 15,417
                                             ==========           ========                 ========

Segment profit                               $   53,192           $  3,671                 $ 56,863
Less:  amortization of excess
  reorganization value and goodwill              (7,048)            (1,088)                  (8,136)
                                             ----------           --------                 --------
Consolidated income before income
  taxes and extraordinary loss               $   46,144           $  2,583                 $ 48,727
                                             ==========           ========                 ========

Segment assets                               $  321,460           $ 91,099                 $412,559
Add:  Excess reorganization value
  and goodwill                                   75,818             12,788                   88,606
                                             ----------           --------                 --------
Total consolidated assets                    $  397,278           $103,887                 $501,165
                                             ==========           ========                 ========

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)

3.   RELATED PARTY TRANSACTIONS

     During 1998, 1997, and 1996, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled approximately $13,000, $8,100 and $6,600 during 1998, 1997 and 1996, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 1998 over the next 18 to 24 months for an aggregate purchase price of approximately $38,091.

     During the years ended December 31, 1998, 1997 and 1996, one of the executive officers of NVR was a partner in a law firm which billed NVR approximately $441, $375 and $344, respectively, in fees and expenses for legal services.

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

4.   LOAN SERVICING PORTFOLIO, MORTGAGE LOAN COMMITMENTS AND OFF-BALANCE SHEET
RISK

     At December 31, 1998 and 1997, NVR was servicing approximately 3,170 and 2,947 mortgage loans for various investors with aggregate balances of approximately $261,000 and $224,000, respectively.

     At December 31, 1998, NVR had capitalized mortgage servicing rights of $3,680 which related to approximately $258 million of the aggregate $261 million in loans serviced. The mortgage servicing rights associated with the remaining $3 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995. At December 31, 1997, NVR had capitalized purchased mortgage servicing rights of $2,220.

     NVR assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $3,878 and $2,471 at December 31, 1998 and 1997, respectively. The fair value of the mortgage servicing rights not subject to capitalization was $300 and $490 at December 31, 1998 and 1997, respectively. Based on management's estimate of the fair value of the designated strata, the Company established a $65 valuation reserve at December 31, 1998.

     NVR amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the periods ending December 31, 1998, 1997 and 1996 was $484, $506 and $1,627, respectively.

     In the normal course of business, NVR enters into contractual commitments involving financial instruments with off-balance sheet risk. These financial instruments include commitments to extend mortgage loans to customers and forward contracts to sell mortgage-backed securities to broker/dealers. These instruments involve, to varying degrees, elements of credit and market rate risk in excess of the amounts recognized in the balance sheet.

     NVR's exposure to credit loss, in the event of non-performance by the customers, is represented by the contractual amount of the commitment for the mortgage loans. NVR Finance uses the same credit policies in making commitments as it does for on-balance sheet mortgage loans.

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)

     There were mortgage loan commitments aggregating approximately $235,812 and $129,949 outstanding at December 31, 1998 and 1997, respectively. The fair values of mortgage loan commitments were approximately $236,272 and $130,291 at December 31, 1998 and 1997, respectively. There were open forward delivery contracts aggregating approximately $287,317 and $195,719 at December 31, 1998 and 1997, respectively. The fair values of open forward delivery contracts were approximately $287,528 and $198,099 at December 31, 1998 and 1997, respectively.

     NVR enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date to a broker/dealer. This market risk is managed by entering into forward contracts as discussed below.

     Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     NVR enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specific prices and dates to broker/dealers. NVR has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1998 and 1997 there were no such positions. There were no counterparty default losses on forward contracts in 1998, 1997 or 1996. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVR limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with broker/dealers. In the event NVR has forward delivery contract commitments in excess of available mortgage-backed securities, NVR completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVR has no market risk associated with optional delivery contracts because NVR has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                                       DECEMBER 31,
                                                               -------------------------
                                                                  1998            1997
                                                               ----------     ----------
     HOMEBUILDING:
     Office facilities and other                                $ 17,996         $  7,926
     Model home furniture and fixtures                             6,377            5,947
     Manufacturing facilities                                      8,170            7,199
     Property under capital leases                                 4,234           14,177
                                                                --------         --------
                                                                  36,777           35,249
     Less accumulated depreciation and amortization              (20,114)         (18,008)
                                                                --------         --------
                                                                $ 16,663         $ 17,241
                                                                ========         ========
     MORTGAGE BANKING:
     Office facilities and other                                $  3,854         $  3,965
     Less accumulated depreciation and amortization               (2,920)          (3,328)
                                                                --------         --------
                                                                $    934         $    637
                                                                ========         ========

  Included in Homebuilding property, plant and equipment are amounts for land totaling $1,732 at December 31, 1998 and 1997.

  Certain property, plant and equipment listed above are collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 6.

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)


6. DEBT

                                                                            DECEMBER 31,
                                                                -----------------------------------
                                                                    1998                  1997
                                                                -----------             -----------
       HOMEBUILDING:
          Notes payable:
          Working capital revolving credit (a)                  $        -              $         -
          Other (b)                                                  4,054                    5,728
                                                                ----------              -----------
                                                                $    4,054              $     5,728
                                                                ==========              ===========
          Other term debt:
          Capital lease and financing obligations
           due in monthly installments
           through 2014 (c)                                     $    5,434              $    14,017
                                                                ==========              ===========
          Senior notes (d)                                      $  145,000              $   120,000
                                                                ==========              ===========
       MORTGAGE BANKING:
          Mortgage warehouse revolving credit (e)               $  145,496              $    77,765
          Mortgage repurchase facility (f)                          19,868                   30,628
          Capital lease and financing
           obligations due in monthly
           installments through 2004 (c)                               485                        -
                                                                ----------              -----------

                                                                  $165,849              $   108,393
                                                                ==========              ===========

(a) In September 1998, the Company, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). This Facility currently provides for unsecured borrowings up to $100,000 (of which $60,000 is committed), subject to certain borrowing base limitations, and is generally available to fund working capital needs of NVR's homebuilding segment. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $11,719 and $6,059 were issued at December 31, 1998 and 1997, respectively. The Facility expires May 31, 2001 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Facility agent or (ii) 1.5% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility were 7.2% and 8.1% for 1998 and 1997, respectively.

     The Facility contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of NVR. In addition, the Facility contains restrictions on the ability of NVR to, among other things, incur debt and make investments. Also, the Facility prohibits NVR from paying dividends to shareholders.

(b) Other notes payable as of December 31, 1998 is principally comprised of a $3,086 note payable issued in connection with the acquisition of Fox Ridge in 1997. The weighted average interest rate was 7.5% during 1998 and 1997.

(c) The capital lease and financing obligations have either fixed or variable interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of $4,719 and $11,602 at December 31, 1998 and 1997, respectively.

     During December 1998, the Company exercised its option to purchase two office buildings previously utilized by NVR for certain administrative functions of both its homebuilding and mortgage banking segments, thereby extinguishing the Company's obligations under the capital lease pertaining to these buildings. The Company expended funds of $12,295, excluding accrued interest, to extinguish the capital lease obligation, which resulted in an extraordinary loss of $2,275, net of a $1,424 tax benefit, ($0.17 per diluted share), in the

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)

accompanying consolidated income statements. Subsequent to December 31, 1998, the Company sold both buildings to an unrelated third party and leased back one of the buildings for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1998:


                           YEARS ENDING DECEMBER 31:
                     ---------------------------------------
                     1999                            $   978
                     2000                                968
                     2001                                968
                     2002                                968
                     2003                                959
                     Thereafter                        7,349
                                                     -------
                                                      12,190
                     Amount representing interest      6,271
                                                     -------
                                                     $ 5,919
                                                     =======

(d) On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

     On April 14, 1998, the Company completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the "New Senior Notes"), resulting in aggregate net proceeds to the Company of approximately $142,800 after fees and expenses. The New Senior Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The New Senior Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company's other existing and future unsecured indebtedness. The New Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption prices ranging from 104% of par in 2003 to par beginning in 2005. An additional $30,000 in principal is available for issuance under the New Senior Note offering.

     The indenture governing the New Senior Notes has, among other items, limitations on asset sales by NVR and requires that NVR, on a consolidated basis, maintain a net worth of at least $80,000. In addition, the indenture limits dividends, certain investments and NVR's ability to incur additional debt if NVR is in default under the indenture or if NVR does not meet certain fixed charge coverage ratios.

     Through a tender offer commenced on April 21, 1998 and completed May 18, 1998, various open market purchases throughout 1998 and a contractual call exercised on December 1, 1998, the Company repurchased all of the $120,000 in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Senior Notes were retired upon purchase. The amount of funds expended to complete the Senior Note Repurchase totaled $129,345, excluding accrued interest, and resulted in the recognition of an extraordinary loss of $7,126, net of a $4,461 tax benefit, ($0.54 per diluted share), in the accompanying consolidated income statements.

(e) The mortgage warehouse facility ("Mortgage Warehouse Revolving Credit") of NVR Finance has a borrowing limit at December 31, 1998 of $175,000 of which $150,000 is committed. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus either 1.35% or 1.5% depending on the type of collateral, or (ii) 1.375% or 1.5% to the extent that NVR Finance provides compensating balances and depending on the type of collateral. The weighted average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit line were 5.2% and 5.4% during 1998 and 1997, respectively. Primarily mortgage loans and gestation mortgage-backed

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)


securities collateralize the Mortgage Warehouse Revolving Credit agreement. The Mortgage Warehouse Revolving Credit Agreement is an annually renewable facility and currently expires in July 1999.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth.

(f) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $150,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the federal funds rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under these uncommitted facilities were 6.5% and 6.8% during 1998 and 1997, respectively.

                                   * * * * *

     Maturities with respect to the other notes payable, other term debt, and the New Senior Notes as of December 31, 1998 are as follows:



                           YEARS ENDING DECEMBER 31:
                         -----------------------------------
                         1999                   $      2,286
                         2000                          2,375
                         2001                            450
                         2002                            419
                         2003                            424
                         Thereafter                  149,019

     The $149,019 maturing after 2003 includes $145,000 in New Senior Notes which mature in June 2005.

     NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $8,750 as of December 31, 1998 that were so restricted.

     At December 31, 1998, the homebuilding and mortgage banking segments had restricted cash of $317 and $8,877, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

7.   COMMON STOCK

     There were 10,385,839 and 11,094,522 common shares outstanding at December 31, 1998 and 1997, respectively. As of December 31, 1998, NVR had reacquired a total of 10,516,578 shares of NVR common shares at an aggregate cost of $150,581 since December 31, 1993. Approximately 711,000 common shares have been reissued from the treasury in satisfaction of employee benefit liabilities. The average cost basis for the aggregate number of shares reissued from the treasury was $12.99 per share. In addition, approximately 225,000 stock options were exercised during 1998 with NVR realizing $1,747 in equity proceeds.

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

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)


purchase price of $309. NVR retired the repurchased warrants with a charge to retained earnings equal to the purchase price. A total of 106,178 warrants expired unexercised.



8.   INCOME TAXES


     The provision for income taxes consists of the following:

                      YEAR ENDED          YEAR ENDED          YEAR ENDED
                  DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                  ------------------  ------------------  ------------------
     CURRENT:
       Federal        $ 47,632               $22,539             $19,070
       State             7,555                 3,101               4,198
     DEFERRED:
       Federal         (10,031)               (1,030)               (539)
       State              (896)                  401                 217
                      --------               -------             -------
                      $ 44,260               $25,011             $22,946
                      ========               =======             =======

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders' equity:

                                       YEAR ENDED         YEAR ENDED         YEAR ENDED
                                    DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                    -----------------  -----------------  -----------------
Income tax benefits arising from
   compensation expense for tax
   purposes in excess of amounts
   recognized for financial
   statement purposes                      $    3,744         $      464         $       -
                                           ==========         ==========         ==========

     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                                    DECEMBER 31,
                                            --------------------------
                                                1998           1997
                                            -----------     ----------
          Total deferred tax assets         $    33,365     $   23,561
          Less: valuation allowance                   -          2,852
                                            -----------      ---------
                                                 33,365         20,709
          Less: deferred tax liabilities          8,035          9,158
                                            -----------      ---------
                                            $    25,330      $  11,551
                                            ===========      =========

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes which are not currently deductible for tax return purposes. Deferred tax liabilities arise principally as a result of depreciation and accounting for certain sales on the installment method for tax return purposes.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $110,313 and $62,417 for the years ended December 31, 1998 and 1997.

     Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 will be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the years ended December 31, 1998, 1997 and 1996, $2,852, $0 and $7,000,
respectively, of such benefits were realized. Unrecognized deferred tax assets which arose as of September 30, 1993 amounted to $0 and $2,852 as of December 31, 1998 and 1997, respectively.

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes, discontinued operations and extraordinary gains is as follows:


                                          YEAR ENDED                 YEAR ENDED              YEAR ENDED
                                      DECEMBER 31, 1998          DECEMBER 31, 1997          DECEMBER 31, 1996
                                      ------------------         -----------------          -----------------
Income taxes computed at the
  Federal statutory rate              $       38,628             $       18,862             $      17,054
State income taxes, net of Federal
  income tax benefit                           4,328                      2,276                     2,870
Non-deductible amortization                    2,639                      2,639                     2,848
Non-deductible expense                         1,856                      1,093                         -
Utilization of net operating loss
   carry forward                              (3,300)                         -                         -
Other, net                                       109                        141                       174
                                      --------------             --------------             -------------
                                      $       44,260             $       25,011             $      22,946
                                      ==============             ==============             =============

     The merger of NVR Homes, Inc. and NVR Financial Services, Inc. into the Company on September 30, 1998 allowed the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company recognized a $3,300 tax benefit during 1998. The SRLY NOL expires in 2002.

9.   PROFIT SHARING AND INCENTIVE PLANS

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual contributions in amounts as determined by the NVR Board of Directors (the "Board"). The combined plan expense for the years ended December 31, 1998, 1997 and 1996 was $6,436, $3,081 and $4,627, respectively.
During 1998 and 1997, the ESOP purchased in the open market 111,902 and 110,569 shares respectively of NVR common stock using cash contributions provided by NVR. As of December 31, 1998, all shares held by the ESOP have been allocated to participant accounts.

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

                                   NVR, INC.
                       NOTES TO CONSOLIDATED STATEMENTS
                 (dollars in thousands, except per share data)

                                           1998                            1997                            1996
                                   -------------------------       ---------------------            ---------------------
                                                    Weighted                   Weighted                         Weighted
                                                     Average                    Average                          Average
                                                    Exercise                   Exercise                         Exercise
MANAGEMENT INCENTIVE PLAN          Options            Prices      Options        Prices     Options               Prices
----------------------------       -------            ------      -------        ------     -------               ------
Options outstanding at the
  beginning of the year            953,952           $  7.60      1,076,424     $ 7.60      1,085,450          $    7.59
Granted                                  -                 -              -          -          6,503               8.21
Canceled                                 -                 -         (5,000)      7.62           (800)              7.62
Exercised                         (127,981)             7.62       (117,472)      7.64        (14,729)              7.16
                                 ---------           -------      ---------     ------      ---------          ---------
Outstanding at end of year         825,971           $  7.60        953,952     $ 7.60      1,076,424          $    7.60
                                 =========           =======      =========     ======      =========          =========
Exercisable at end of year         825,971            $ 7.60        953,952      $7.60      1,076,424          $    7.60
                                 =========           =======      =========     ======      =========          =========

     Exercise prices for Management Incentive Plan options outstanding at December 31, 1998 range from $5.06 to $9.11 per share, and their weighted average remaining contractual life equals 4.75 years. Approximately 95% of the options exercisable at December 31, 1998 had an exercise price of $7.62 per share.

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


                                      1998                    1997                      1996
                              -------------------     ---------------------    -----------------------
                                        Weighted                 Weighted                   Weighted
                                         Average                  Average                    Average
                                        Exercise                  Exercise                  Exercise
1994 INCENTIVE PLAN           Options     Prices         Options   Prices      Options        Prices
-------------------           -------     ------        --------  -------      -------      --------
Options outstanding at the
  beginning of the year        35,000     $14.00             -    $    -             -       $      -
Granted                        13,195      32.20        35,000     14.00             -              -
Canceled                            -          -             -         -             -              -
Exercised                      (4,832)     14.00             -         -             -              -
                               ------     ------        ------    ------       -------       --------
Outstanding at end of year     43,363     $19.54        35,000    $14.00             -       $      -
                               ======     ======       =======    ======       =======       ========
Exercisable at end of year     22,898     $17.50        11,667    $14.00             -       $      -
                               ======     ======       =======    ======       =======       ========

     Exercise prices for 1994 Incentive Plan options outstanding at December 31, 1998 range from $14.00 to $34.50 per share, and their weighted average remaining contractual life equals 8.6 years. Approximately 70% of the options outstanding at December 31, 1998 had an exercise price of $14.00 per share.

     A total of 1,095,200 1994 Performance Shares have been granted to employees as of December 31, 1998 and two-thirds of the 1994 Performance Shares have vested. An additional one-third of the total 1994 Performance Shares authorized may vest on December 31, 1999 if certain earnings targets are met or exceeded. All 1994 Performance Shares that do not vest are forfeited back to NVR on December 31, 2000. For the years ended December 31, 1998, 1997 and 1996, compensation expense recognized for the 1994 Performance Shares totaled $9,081, $7,986 and $2,239, respectively.

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

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


                                      1998                 1997                 1996
                              --------------------  -------------------  -------------------
                                          Weighted             Weighted             Weighted
                                           Average              Average              Average
MANAGEMENT LONG-TERM                      Exercise             Exercise             Exercise
STOCK OPTION PLAN              Options      Prices    Options    Prices    Options    Prices
-----------------             ---------   --------  ---------  --------  ---------  --------
Options outstanding at the
  beginning of the year       1,770,000     $11.30  1,554,000    $10.58          -    $    -
Granted                          13,405      25.00    216,000     16.51  1,554,000     10.58
Canceled                        (30,000)     10.63          -         -          -         -
Exercised                             -          -          -         -          -         -
                              ---------     ------  ---------    ------  ---------  --------
Outstanding at end of year    1,753,405     $11.42  1,770,000    $11.30  1,554,000    $10.58
                              =========     ======  =========    ======  =========  ========
Exercisable at end of year            -     $    -          -    $    -          -    $    -
                              =========     ======  =========    ======  =========  ========

     Exercise prices for Management Long-Term Incentive Plan options outstanding at December 31, 1998 range from $9.13 to $25.00 per share, and their weighted average remaining contractual life equals 8.5 years. Approximately 87% of the options outstanding at December 31, 1998 had an exercise price of $10.63 per share.

     The weighted average fair values of grants made in 1998, 1997 and 1996 for management incentive plans were $18.65, $10.13 and $6.14, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                   1998      1997       1996
                                ---------  ---------  ---------
     Estimated option life      10 years   10 years   10 years
     Risk free interest rate        5.52%      6.79%      7.10%
     Expected volatility           45.14%     35.16%      28.9%
     Expected dividend yield         0.0%       0.0%       0.0%

     Directors' Incentive Plans -- The NVR Directors' Long Term Incentive Plan provides for each eligible director to be granted options ("Directors' Options") to purchase 22,750 shares of common stock with a maximum number of shares issuable under the plan of 364,000. There were 182,000 Directors' Options granted to eligible directors on September 30, 1993, leaving 182,000 options available for future grants as of December 31, 1998. The option exercise price for all options granted on September 30, 1993 was $16.60 per share, which exceeded the fair value of the underlying shares on the date of grant. The options became exercisable six months after the date of grant and expire in September 2003. There were 68,250 Directors' Options exercised during 1998, leaving 113,750 Directors' Options outstanding and exercisable at December 31, 1998. Pursuant to the Plan, each outside director also received a one-time cash payment of $200 during 1997 for the achievement of certain goals under a five-year measurement period beginning September 30, 1993.

     In addition, there were 192,000 NVR share options authorized and granted in 1996 to the Company's outside directors under the Directors' Long Term Stock Option Plan (the "Directors' Long Term Plan"). There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10 year period beginning from the date of grant, and vest in one-third increments on each of December 31, 1999, 2000, and 2001. The weighted average grant-date fair value of the options granted during 1996 was $5.98 per share. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions: i) the estimated option life was equal to ten years, ii) the risk free interest rate was 7.1% (based on the U.S. Treasury Strip quote on the date of grant, iii) the expected volatility equaled 28.9%, and iv) the estimated dividend yield was 0%. There were 24,000 Directors'

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Long Term Plan Options exercised during 1998, pursuant to a separation of service due to death clause within the Directors' Long Term Plan, leaving 168,000 options outstanding but unexercisable at December 31, 1998.

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, unaudited pro forma net income and earnings per share would have been $55,352 ($4.16 per diluted share), $27,637 ($2.09 per diluted share), and $24,849 ($1.64 per diluted share) for the years ended December 31, 1998, 1997 and 1996, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 1998, 1997 and 1996 effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to future grants could differ.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

     NVR is committed under several non-cancelable operating leases involving office space, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1998 are as follows:

                            YEARS ENDED DECEMBER 31,
                     --------------------------------------
                     1999                           $ 4,533
                     2000                             2,990
                     2001                             2,031
                     2002                             1,537
                     2003                             1,110
                     Thereafter                       3,065
                                                    -------
                                                    $15,266
                                                    =======

     Total rent expense incurred under operating leases was approximately $4,060, $3,425 and $3,180 for the years ended December 31, 1998, 1997 and 1996, respectively.

     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $18,259 of contingent obligations under such agreements as of December 31, 1998. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

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

     The MBS and the reserve amounts, which constitute the collateral for the Bonds of a series, are held by a trustee for the benefit of the bondholders. The specific collateral pledged to secure a particular series is not available as collateral for any other series. In addition, the Company may, under certain circumstances, redeem certain series of Bonds. In such certain circumstances, the Bonds are redeemed at par and any market appreciation or depreciation accrues to the Company.

     During 1998, NVR sold, at a premium, MBS totaling $9,080, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $8,855. The sales of the MBS resulted in a pre-tax gain of $608, which was substantially offset by a pre-tax loss on the related Bonds of $315.

     During 1997, NVR sold, at a premium, MBS totaling $15,126, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $14,074. The sales of the MBS resulted in a pre-tax gain of $590, which was partially offset by a pre-tax loss on the related Bonds of $552.

     During 1996, NVR sold, at a premium, MBS totaling $45,835, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $44,518. The sales of the MBS resulted in a pre-tax gain of $2,077, which was partially offset by a pre-tax loss on the related Bonds of $1,586.

     The following comprise the assets and liabilities of the Limited Purpose Financing Subsidiary:

                                                            DECEMBER 31,
                                                          -----------------
                                                           1998      1997
                                                          -------  --------
     ASSETS:
     Mortgage-backed securities, net                      $7,438   $20,010
     Funds held by trustee                                    74       245
     Other assets                                            584     1,030
                                                          ------   -------
      TOTAL ASSETS                                         8,096    21,285
                                                          ------   -------

     LIABILITIES:
     Accrued expenses and other liabilities                  405       681
     Mortgage-backed bonds                                 7,902    21,243
     Unamortized discounts                                  (221)     (648)
                                                          ------   -------
      TOTAL LIABILITIES                                    8,086    21,276
                                                          ------   -------

     Mortgage-backed securities, net of mortgage-
      backed bonds, and related assets and liabilities    $   10   $     9
                                                          ======   =======

     The weighted average portfolio yield on the MBS was 9.0% and 9.1% at December 31, 1998 and

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

1997, respectively. The Bonds mature on October 1, 2016 and bear interest at 9.0%. However, NVR has the contractual right to call the Bonds in 2001.

12.  ACQUISITION

     NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR, was formed during 1997 to purchase substantially all of the assets and assume certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading homebuilder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate, and will be paid in three annual installments, including accrued interest. The first annual installment was paid on October 31, 1998; the remaining annual installments will be paid on each of October 31, 1999 and 2000.

     Fox Ridge accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated statements of income since its acquisition. Goodwill that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 10 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1997 acquisition of FRH as if such acquisition had occurred on the first day of the respective periods presented.

                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                            1997               1996
                                            ----               ----
     Homebuilding revenues               $1,192,684         $1,100,821
     Net income                              29,343             28,209
     Diluted earnings per share                2.22               1.86

13.  QUARTERLY RESULTS [UNAUDITED]

     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 1998 and 1997.

                                            YEAR ENDED DECEMBER 31, 1998
                                       ---------------------------------------
                                         1ST       2ND        3RD       4TH
                                       QUARTER   QUARTER    QUARTER   QUARTER
                                       --------  --------  ---------  --------
Revenues-homebuilding
 operations                            $291,547  $385,738   $441,034  $386,425
Gross profit - homebuilding
 operations                            $ 43,591  $ 59,892   $ 68,084  $ 59,362
Mortgage banking fees                  $  7,687  $ 10,684   $ 11,724  $ 12,608
Income before discontinued
  operations and extraordinary gain    $ 10,860  $ 15,495   $ 24,759  $ 14,993
Diluted earnings per share before
  discontinued operations and
  extraordinary gain                   $   0.81  $   1.15   $   1.87  $   1.16
Contracts for sale, net
  of cancellations (units)                2,262     2,533      1,821     2,384
Settlements (units)                       1,543     1,995      2,169     1,915
Backlog, end of period (units)            3,914     4,452      4,104     4,573
Loans closed                           $578,334  $658,789   $697,567  $782,766

                                   NVR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

                                            YEAR ENDED DECEMBER 31, 1997
                                       ---------------------------------------
                                           1ST        2ND        3RD       4TH
                                       QUARTER    QUARTER    QUARTER   QUARTER
                                       --------  --------   --------  --------
Revenues-homebuilding
 operations                            $238,987  $281,437   $316,874  $316,724
Gross profit - homebuilding
 operations                            $ 31,518  $ 38,628   $ 44,566  $ 43,455
Mortgage banking fees                  $  5,122  $  6,698   $  6,407  $  7,719
Income before discontinued
  operations and extraordinary gain    $  5,763  $  9,043   $  9,006  $  5,067
Diluted earnings per share before
  discontinued operations and
  extraordinary gain                   $   0.42  $   0.71   $   0.68  $   0.39
Contracts for sale, net
  of cancellations (units)                1,445     2,041      1,366     1,834
   Settlements (units)                    1,315     1,494      1,639     1,659
Backlog, end of period (units)(1)         2,596     3,143      2,870     3,195
Loans closed                           $297,698  $349,253   $396,117  $442,695

(1) NVR acquired Fox Ridge Homes, Inc. on October 31, 1997. The acquisition of Fox Ridge increased the Company's backlog by 150 units on the date of the acquisition.