Form 10-Q
period 1999-03-31
NVR INC
filed 1999-04-29
CIK 906163

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                         Commission file number 1-12378


                                   NVR, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Virginia                                        54-1394360
         --------                                        ----------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)



                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
               ------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
                               ----------------
   (Former name, former address, and former fiscal year if changed since last report)


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

As of April 21, 1999 there were 10,805,365 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes ___    No ___

                                      NVR, Inc.
                                      FORM 10-Q
                                       INDEX
              =================================================================

                                                                                            Page
                                                                                            ----

     PART I    FINANCIAL INFORMATION
     ------

     ITEM 1.   NVR, Inc. Condensed Consolidated Financial Statements
               -----------------------------------------------------
               Condensed Consolidated BalancE Sheets at March 31, 1999
               (unaudited) and December 31, 1998............................                 3
               Condensed Consolidated Statements of Income for the Three
               Months Ended March 31, 1999 (unaudited) and
               March 31, 1998 (unaudited)...................................                 5
               Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1999 (unaudited) and
               March 31, 1998 (unaudited)...................................                 6
               Notes to Condensed Consolidated
               Financial Statements.........................................                 7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................                 9


     PART II   Other information
     -------

     ITEM 1.   Legal Proceeding..............................................              14

     ITEM 6.   Exhibits and Reports on Form 8-K..............................              14

               Exhibit Index.................................................              14

               Signature.....................................................              14

                                     PART I
                                     ------
Item 1.
-------



                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                               March 31, 1999     December 31, 1998
                               --------------     -----------------
ASSETS                           (unaudited)

Homebuilding:
 Cash and cash equivalents           $ 93,694           $ 59,118
 Receivables                            9,380              1,515
 Inventory:
  Lots and housing units,
   covered under sales
   agreements with customers          243,467            236,447
  Unsold lots and housing
   units                               38,296             45,478
  Manufacturing materials
   and other                            4,303              6,713
                                     --------           --------
                                      286,066            288,638

 Property, plant and
  equipment, net                       10,637             16,663
 Reorganization value in excess
  of amounts allocable to
   identifiable assets, net            58,521             60,062
 Goodwill, net                          9,386              9,659
 Contract land deposits                41,593             40,699
 Other assets                          41,731             41,301
                                     --------           --------
                                      551,008            517,655
                                     --------           --------
Mortgage Banking:
 Cash and cash equivalents              9,851              9,386
 Mortgage loans held for sale, net    243,979            178,695
 Mortgage servicing rights, net         3,588              3,680
 Property and equipment,net             2,601                934
 Reorganization value in excess
   of amounts allocable to
   identifiable assets, net            10,339             10,611
 Goodwill, net                          3,010                  -
 Other assets                           3,648              3,398
                                     --------           --------
                                      277,016            206,704
                                     --------           --------
  Total assets                       $828,024           $724,359
                                     ========           ========




                                  (Continued)


                See notes to consolidated financial statements.

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)

                                                March  31, 1999    December 31, 1998
                                                ---------------    ------------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS'
 EQUITY

Homebuilding:
   Accounts payable                                  $  83,272        $  88,272
   Accrued expenses and other liabilities              112,802          103,683
   Customer deposits                                    40,262           34,639
   Notes payable                                         3,915            4,054
   Other term debt                                       5,387            5,434
   Senior notes                                        145,000          145,000
                                                     ---------        ---------
                                                       390,638          381,082
                                                     ---------        ---------
Mortgage Banking:
   Accounts payable and other liabilities               16,033           11,709
   Notes payable                                       229,299          165,849
                                                     ---------        ---------
                                                       245,332          177,558
                                                     ---------        ---------

    Total liabilities                                  635,970          558,640
                                                     ---------        ---------

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value; 60,000,000 shares
    authorized; 20,561,539 and 20,190,971
    shares issued as of March 31, 1999 and
    December 31, 1998, respectively                        203              202
   Paid-in-capital                                     180,191          174,173
   Retained earnings                                   158,690          132,683
   Less treasury stock at cost- 9,691,971
    and 9,805,132 shares at March 31, 1999 and
    December 31, 1998, respectively                   (147,030)        (141,339)
                                                     ---------        ---------
    Total shareholders' equity                         192,054          165,719
                                                     ---------        ---------
     Total liabilities and shareholders'
     equity                                          $ 828,024        $ 724,359
                                                     =========        =========




                See notes to consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                       Three Months Ended   Three Months Ended
                                                         March 31, 1999        March 31,1998
                                                       -------------------  -------------------
          Homebuilding:
               Revenues                                         $ 429,687            $ 291,547
               Other income                                           489                  155
               Cost of sales                                     (356,544)            (247,956)
               Selling, general and administrative                (28,223)             (19,965)
               Amortization of reorganization value
                 in excess of amounts allocable to
                 identifiable assets/goodwill                      (1,813)              (1,886)
                                                                ---------            ---------
               Operating income                                    43,596               21,895
               Interest expense                                    (3,381)              (4,153)
                                                                ---------            ---------
               Homebuilding income                                 40,215               17,742
                                                                ---------            ---------

          Mortgage Banking:
               Mortgage banking fees                               13,522                7,687
               Interest income                                      2,751                1,855
               Other income                                            94                  222
               General and administrative                          (9,322)              (5,583)
               Amortization of reorganization value
                 in excess of amounts allocable to
                 identifiable assets/goodwill                        (360)                (272)
               Interest expense                                    (1,671)              (1,491)
                                                                ---------            ---------
                 Operating  income                                  5,014                2,418
                                                                ---------            ---------

          Total segment income                                     45,229               20,160
               Income tax expense                                 (19,222)              (9,300)
                                                                ---------            ---------

               Net income                                       $  26,007            $  10,860
                                                                =========            =========

          Basic earnings  per share                             $    2.38            $    0.95
                                                                =========            =========

          Diluted earnings per share                            $    2.02            $    0.81
                                                                =========            =========


                See notes to consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)


                                                                        Three Months Ended      Three Months Ended
                                                                           March 31, 1999          March 31, 1998
                                                                          ---------------          --------------
Cash flows from operating activities:

          Net income                                                            $  26,007              $  10,860
          Adjustments to reconcile net income to
           net cash provided (used) by operating activities:
          Depreciation and amortization                                             3,207                  3,450
          Mortgage loans closed                                                  (779,406)              (578,334)
          Proceeds from sales of mortgage loans                                   788,743                526,271
          Gain on sale of loans                                                   (10,922)                (5,701)
          Net change in assets and liabilities, net of acquisition:
           Decrease (increase) in inventories                                       2,572                (21,842)
           Increase in receivables                                                 (9,054)                (1,249)
           Increase in accounts payable and accrued expenses                       20,426                  9,451
          Other, net                                                                4,911                 (1,719)
                                                                                ---------              ---------

Net cash provided (used) by operating activities                                   46,484                (58,813)
                                                                                ---------              ---------

Cash flows from investing activities:

          Proceeds from sales of mortgage-backed securities                             -                    474
          Business acquisition, net of cash acquired                               (3,697)                     -
          Purchase of property, plant and equipment                                (1,137)                  (932)
          Principal payments on mortgage-backed securities                            830                  1,152
          Proceeds from sales of mortgage servicing rights, net                    11,144                  2,984
          Other, net                                                                4,237                   (466)
                                                                                ---------              ---------

          Net cash provided by investing activities                                11,377                  3,212
                                                                                ---------              ---------

Cash flows from financing activities:

          Decrease in other term debt                                                 (47)                   (49)
          Redemption of bonds                                                           -                   (476)
          Net borrowings (repayments) under notes payable                         (12,775)                49,664
          Purchase of treasury stock                                              (10,992)                     -
          Other, net                                                                  994                     15
                                                                                ---------              ---------

          Net cash provided (used) by financing activities                        (22,820)                49,154
                                                                                ---------              ---------

          Net increase (decrease) in cash and cash equivalents                     35,041                 (6,447)
          Cash and cash equivalents, beginning of the period                       68,504                 45,725
                                                                                ---------              ---------

          Cash and cash equivalents, end of period                              $ 103,545              $  39,278
                                                                                =========              =========

Supplemental disclosures of cash flow information:

          Interest paid during the period                                       $   2,279              $   2,122
                                                                                =========              =========
          Income taxes paid, net of refunds                                     $   3,642              $   1,752
                                                                                =========              =========


                See notes to consolidated financial statements.

                                   NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.    Basis of Presentation

      The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed, consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      For the quarters ended March 31, 1999 and 1998, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.


2.    Shareholders' Equity

      A summary of changes in shareholders' equity is presented below:

                                Common   Paid-In   Retained    Treasury
                                Stock    Capital   Earnings      Stock
                                ------  ---------  ---------  -----------

Balance, December 31, 1998        $202  $174,173    $132,683   $(141,339)

Net income                           -         -      26,007           -
Purchase of common stock
  for treasury                       -         -           -     (10,992)
Option activity                      1       993           -           -
Tax benefit from stock-based
  compensation activity              -     6,168           -           -
Performance share activity           -    (1,143)          -       5,301
                                  ----  --------    --------   ---------
Balance, March 31, 1999           $203  $180,191    $158,690   $(147,030)
                                  ====  ========    ========   =========

      Approximately 365,000 shares were reissued from the treasury during January 1999 in satisfaction of benefits earned and expensed in 1998 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.52 per share. In addition, approximately 423,000 options were exercised during the first quarter of 1999, with NVR realizing approximately $994 in aggregate equity proceeds.

                              NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

3.     Business Acquisition

       On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic Mortgage Corporation ("First Republic") for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and Washington Metropolitan area. NVRMA accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first quarter of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,100 that was generated pursuant to the purchase transaction will be amortized using the straight-line method over 5 years.

4.     Debt

       In January 1999, NVR Finance amended its mortgage warehouse facility to increase the available borrowing limit to $203,000, of which $178,000 is committed. The other terms and conditions are substantially the same as those in effect at December 31, 1998.

       In addition, First Republic has entered into a separate revolving short-term borrowing facility with a lender not party to the NVR Finance warehouse agreement comprised of a $60,000 committed line of credit that bears interest at 1.75% to 2.00% above LIBOR.

5.     Segment Disclosures

       NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 1999
-----------------------------------------
                                    Homebuilding    Mortgage Banking     Totals
                                    ------------    ----------------    --------
Revenues from external customers        $429,687            $ 13,522    $443,209  (a)
Segment profit                            42,028               5,374      47,402  (b)
Segment assets                           483,101             263,667     746,768  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

Segment profit                          $ 42,028        $  5,374        $ 47,402
Less:  amortization of excess
  reorganization value and goodwill       (1,813)           (360)         (2,173)
                                        --------        --------        --------
Consolidated income before income
  taxes                                 $ 40,215        $  5,014        $ 45,229
                                        ========        ========        ========

Segment assets                          $483,101        $263,667        $746,768
Add:  Excess reorganization value
  and goodwill                            67,907          13,349          81,256
                                        --------        --------        --------
Total consolidated assets               $551,008        $277,016        $828,024
                                        ========        ========        ========

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


Results of Operations for the Three Months Ended March 31, 1999 and 1998

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended March 31, 1999 and 1998

     During the first quarter of 1999, homebuilding operations generated revenues of $429,687 compared to revenues of $291,547 in the first quarter of 1998. The change in revenues was due primarily to a 36% increase in the number of homes settled from 1,543 units in 1998 to 2,098 units in 1999, and to an 8% increase in the average selling price from $188.3 in 1998 to $204.2 in 1999.
The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 quarter as compared to the beginning of the same 1998 quarter. The increase in the average selling price is attributable to price increases in certain of the Company's markets and to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period. New orders of 2,541 during the first quarter of 1999 increased 12% compared with the 2,262 new orders generated during the same 1998 period. The increase in new orders was predominantly the result of increased sales in markets outside the Washington/Baltimore area.

     Gross profit margins in the first quarter of 1999 increased to 17.0% as compared to 15.0% for the quarter ended March 31, 1998. The increase in gross margins was due to continuing favorable market conditions which provided the Company the opportunity to increase selling prices in certain of its markets. In addition, these favorable market conditions have enabled the Company to increase the sales pace per community which allows the Company to better leverage its fixed costs.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 increased $8,258 from the first quarter of 1998, but as a percentage of revenues, decreased from 6.8% in 1998 to 6.6% in the first quarter of 1999. A substantial portion of the increase in SG&A dollars is due to a net quarter to quarter increase of approximately $4,200 for a non-cash charge related to the 1994 Management Incentive Plan (the "Plan"), a variable stock plan adopted by the Board of Directors (the "Board") pursuant to the Company's 1993 Plan of Reorganization (see below for a description of the Plan). The increase in SG&A dollars is also attributable to the aforementioned increase in revenues. Excluding the $4,200 non-cash charge related to the Plan, SG&A expenses as a percentage of revenues decreased to 5.6% in the first quarter of 1999. This percentage decrease is primarily attributable to the improved operating efficiencies resulting from continuing favorable market conditions as explained above and the overall larger revenue base.

     The Company's executive officers and certain other key management personnel participate in the Plan. Under the Plan document, the final one-third of the 1,095,200 total shares granted under the Plan are eligible to vest in calendar year 1999 if certain full year earnings targets for 1999 are met or exceeded. Pursuant to the Plan, the approximately 365,000 shares eligible for vesting in 1999 may vest at a date earlier than December 31, 1999 if the 1999 full-year earnings targets specified in the Plan are met or exceeded prior to December 31, 1999. The compensation cost recognized in the Company's results of operations for 1999 relative to the Plan will depend on the market value of NVR common stock on the vesting determination date. Compensation cost recognized in the first quarter of 1999 is based on the closing price of NVR common Stock as reported by the American Stock Exchange on March 31, 1999.

     Backlog units and dollars were 5,016 and $1,060,724, respectively, at March 31, 1999 compared to 3,914 and $782,690, respectively, at March 31, 1998. The increase in backlog units and dollars is primarily attributable to a 19% increase in new orders for the six month period ended March 31, 1999 compared to the same 1998 period.

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


Calculation of Homebuilding EBITDA:
                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       1999              1998
                                                   ----------         ---------
          Operating income                           $43,596           $21,895
          Depreciation                                   746               936
          Amortization of excess reorganization
               value/goodwill                          1,813             1,886
          Other non-cash items                         4,158                 -
                                                     -------           -------
          Homebuilding EBITDA                        $50,313           $24,717
                                                     =======           =======
          % of Homebuilding revenues                    11.7%              8.5%
                                                     =======           =======

          Homebuilding EBITDA in the first quarter of 1999 was $25,596 higher than in the first quarter of 1998, and as a percentage of homebuilding revenues, increased from 8.5% to 11.7%.

Mortgage Banking Segment

Three Months Ended March 31, 1999 and 1998

      The mortgage banking segment generated operating income of $5,014 for the three months ended March 31, 1999 compared to operating income of $2,418 during the same period in 1998. Loan closings were $779,406 and $578,334 during the respective quarters ended March 31, 1999 and 1998, representing an increase of 35%.

      Mortgage banking fees had a net increase of $5,835, representing a 76% increase when comparing the respective quarters of March 31, 1999 and 1998. The increase can be attributed to the higher gain on sale of loans resulting from the significant increase in loan closings, which is partially attributable to the additional loan closings from the acquisition of First Republic Mortgage Corporation ("First Republic") as discussed below. A summary of mortgage banking fees is noted below:

Mortgage Banking Fees:              1999           1998
                                   -------        -------
Net gain on sale of loans          $10,922         $5,701
Servicing                              234            192
Title services                       2,366          1,794
                                   -------         ------
                                   $13,522         $7,687
                                   =======         ======

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


Business Acquisition

      On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and
Washington Metropolitan area.   NVRMA accounted for this acquisition using the
purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first quarter of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,100 that was generated pursuant to the purchase transaction will be amortized using the straight-line method over 5 years.


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

      The Company has substantially completed its remediation and testing efforts on its core homebuilding systems and believes that these systems are now Year 2000 compliant. The total Year 2000 Issue costs for the homebuilding systems were approximately $400, all of which was expensed during 1998.

      The mortgage banking segment utilizes the following four core systems to operate its business: Loan Origination; Secondary Marketing; Servicing; and Settlement Services. During 1997 a decision was made to replace the existing Loan Origination system to obtain greater operating efficiencies. The existing system is not Year 2000 compliant. The Company has purchased a new commercially available software package for Loan Origination processing which has been certified to be Year 2000 compliant by the vendor. The Company has tested the system and believes that it is Year 2000 compliant. The Company has developed a detailed rollout plan and started implementation in February 1999 into its mortgage branches. The new system is expected to be deployed in each branch by the end of the third quarter of 1999. The total cost of this project is estimated to be $3,700, of which the Company has expended $2,300 to date. The Company has upgraded the existing Secondary Marketing system to the Year 2000 compliant version of the vendor's software, and based on testing conducted during 1998, the Company believes this system to be Year 2000 compliant. The Servicing and Settlement Services Systems are also purchased software packages which the vendors have indicated are both Year 2000 compliant. The Company has completed testing on the Settlement Services and Servicing Systems and believes that these systems are Year 2000 compliant. The total cost of updating and testing these systems was approximately $125, the majority of which was expensed in the fourth quarter of 1998.

      The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues and is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identity alternative suppliers and service providers who have demonstrated Year 2000 readiness. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected.

      The Company is currently assessing its mechanical systems (e.g., phones, HVAC, etc.) which employ embedded chip technology. Based on its continuing assessment, the Company does not estimate a significant expense will be incurred to make any non-compliant systems Year 2000 compliant.

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

Liquidity and Capital Resources

      The Company has $255,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

      NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2001. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Under terms of the Facility, an additional $10,000 uncommitted overline is available to the Company on a limited basis. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $12,862 was outstanding at March 31, 1999. There were no direct borrowings outstanding under the Facility as of March 31, 1999.

      NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance and its subsidiaries have available mortgage warehouse facilities with an aggregate available borrowing limit of $263,000, of which $238,000 is committed, to fund its mortgage origination activities. There was $212,520 outstanding under these facilities at March 31, 1999. NVR Finance also currently has available an aggregate of $150,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $16,330 outstanding under such gestation and repurchase agreements at March 31, 1999.

      The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

      During the three months ended March 31, 1999, the Company repurchased approximately 252,000 shares of its common stock at an aggregate purchase price of $10,992. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

                                    Part II
                                    -------

Item 1.        Legal Proceeding
-------

     During April 1999, NVR was served with a lawsuit filed in the United States District Court in Baltimore by a group of homeowners who purchased homes in a community in Howard County, Maryland. The suit alleges violation of certain Federal environmental laws, as well as State consumer protection and nuisance statutes relating to the alleged failure of NVR to disclose to its purchasers that their homes were built on a site formerly used as an unlicensed landfill. The developer of the property and another homebuilder are also named as defendants in the action. The plaintiffs are seeking injunctive relief and damages of approximately $75,000,000. The Company believes the claims to be without merit and intends to vigorously defend the case. Accordingly, the income statement for the three months ended March 31, 1999, included in the accompanying financial statements to this Quarterly Report on Form 10-Q does not include a loss contingency related to this lawsuit.


Item 6.        Exhibits and Reports on Form 8-K
-------

               a.  11.  Computation of Earnings per Share.

               b.  Financial Data Schedule

               c. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.


                                 Exhibit Index

Exhibit
Number         Description                                           Page
------         -----------                                           ----

11             Computation of Earnings per Share                      15

27             Financial Data Schedule                                16

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 29, 1999        NVR, Inc.



                                    By:  /s/  Paul C. Saville
                                         -----------------------
                                         Paul C. Saville
                                         Senior Vice President Finance and
                                         Chief Financial Officer

                                                            Exhibit 11


                                   NVR, Inc.
                       Computation of Earnings Per Share
                (amounts in thousands, except per share amounts)



                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1999            1998
                                                             ----------      ------------

     1.    Net income                                          $26,007          $10,860
                                                               =======          =======

     2.    Average number of shares outstanding                 10,945           11,453

     3.    Shares issuable upon exercise of
           dilutive options outstanding during
           period, based on average market price                 1,930            2,034
                                                               -------          -------
     4.    Average number of shares and share
           equivalents outstanding (2 + 3)                      12,875           13,487
                                                               =======          =======

     5.    Basic earnings per share                            $  2.38          $  0.95
                                                               =======          =======

     6.    Diluted earnings per share                          $  2.02          $  0.81
                                                               =======          =======