Form 10-Q
period 1999-06-30
NVR INC
filed 1999-07-27
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                        Commission file number 1-12378

                                   NVR, Inc.
         -------------------------------------------------------------
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

                               (Not Applicable)
         -------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___
    ---

As of July 19, 1999 there were 10,129,415 total shares of common stock outstanding.


                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
     ====================================================================================

                                                                                     Page
                                                                                     ----
     PART I      FINANCIAL INFORMATION
     ------

     Item 1.     NVR, Inc. Condensed Consolidated Financial Statements
                 -----------------------------------------------------
                 Condensed Consolidated Balance Sheets at June 30, 1999
                 (unaudited) and December 31, 1998 ................................     3
                 Condensed Consolidated Statements of Income for the
                 Three Months Ended June 30, 1999 (unaudited)
                 and June 30, 1998 (unaudited) and the
                 Six Months Ended June 30, 1999 (unaudited)
                 and June 30, 1998 (unaudited).....................................     5
                 Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1999 (unaudited) and
                 June 30, 1998 (unaudited).........................................     6
                 Notes to Condensed Consolidated Financial Statements..............     7

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................    10

     PART II     OTHER INFORMATION
     -------

     Item 1.     Legal Proceeding..................................................    16

     Item 4.     Submission of Matters to a Vote of Security Holders...............    17

     Item 6.     Exhibits and Reports on Form 8-K..................................    17

                 Exhibit Index.....................................................    17

                 Signature.........................................................    18

                                    PART I
                                    ------
Item 1.
-------


                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                   June 30, 1999         December 31,
         ASSETS                                                     (unaudited)              1998
                                                                  ------------          -------------
              Homebuilding:
                  Cash and cash equivalents                       $     78,192          $      59,118
                  Receivables                                            7,222                  1,515
                  Inventory:
                    Lots and housing units, covered under
                      sales agreements with customers                  277,483                236,447
                    Unsold lots and housing units                       32,835                 45,478
                    Manufacturing materials and other                    4,483                  6,713
                                                                  ------------          -------------
                                                                       314,801                288,638

                  Property, plant and equipment, net                    11,989                 16,663
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               56,981                 60,062
                  Goodwill, net                                          9,113                  9,659
                  Contract land deposits                                47,332                 40,699
                  Other assets                                          40,836                 41,301
                                                                  ------------          -------------
                                                                       566,466                517,655
                                                                  ------------          -------------
              Mortgage Banking:
                  Cash and cash equivalents                             16,091                  9,386
                  Mortgage loans held for sale, net                    223,883                178,695
                  Mortgage servicing rights, net                         3,142                  3,680
                  Property and equipment, net                            2,550                    934
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               10,067                 10,611
                  Goodwill, net                                          3,185                      -
                  Other assets                                           8,626                  3,398
                                                                  ------------          -------------
                                                                       267,544                206,704
                                                                  ------------          -------------

                      Total assets                                $    834,010            $   724,359
                                                                  ============            ===========

          See notes to condensed consolidated financial statements.
                                  (Continued)

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                 (dollars in thousands, except per share data)

                                                                   June 30, 1999        December 31, 1998
                                                                   -------------        -----------------
                                                                    (unaudited)
         LIABILITIES AND SHAREHOLDERS'
              EQUITY

              Homebuilding:
                  Accounts payable                                $     97,890          $        88,272
                  Accrued expenses and other liabilities               114,730                  103,683
                  Customer deposits                                     47,935                   34,639
                  Notes payable                                          3,802                    4,054
                  Other term debt                                        5,327                    5,434
                  Senior notes                                         145,000                  145,000
                                                                  ------------            -------------
                                                                       414,684                  381,082
                                                                  ------------            -------------
              Mortgage Banking:
                  Accounts payable and other liabilities                26,147                   11,709
                  Notes payable                                        196,937                  165,849
                                                                  ------------            -------------
                                                                       223,084                  177,558
                                                                  ------------            -------------

                    Total liabilities                                  637,768                  558,640
                                                                  ------------            -------------

              Commitments and contingencies

              Shareholders' equity:
                  Common stock, $0.01 par value; 60,000,000
                    shares authorized; 20,606,189 and 20,190,971
                    shares issued as of June 30, 1999 and
                    December 31, 1998, respectively                        203                      202
                  Paid-in-capital                                      185,740                  174,173
                  Retained earnings                                    186,953                  132,683
                  Less treasury stock at cost; 10,306,474
                    and 9,805,132 shares at June 30, 1999
                    and December 31, 1998, respectively              (176,654)                (141,339)
                                                                  ------------            -------------

                    Total shareholders' equity                         196,242                  165,719
                                                                  ------------            -------------
                         Total liabilities and shareholders'
                         equity                                   $    834,010            $     724,359
                                                                  ============            =============

           See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                               ------------------------------         -------------------------------
                                                  1999                1998                1999               1998
                                               -----------        -----------         -----------         -----------
   Homebuilding:
      Revenues                                 $   492,058        $   385,738         $   921,745         $   677,285
      Other income                                     433              1,010                 922               1,165
      Cost of sales                               (408,167)          (325,846)           (764,711)           (573,802)
      Selling, general and administrative          (34,169)           (29,284)            (62,392)            (49,249)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill            (1,814)            (1,887)             (3,627)             (3,773)
                                               -----------        -----------         -----------         -----------
      Operating income                              48,341             29,731              91,937              51,626
      Interest expense                              (3,359)            (5,486)             (6,740)             (9,639)
                                               -----------        -----------         -----------         -----------
      Homebuilding income                           44,982             24,245              85,197              41,987
                                               -----------        -----------         -----------         -----------

   Mortgage Banking:
      Mortgage banking fees                         12,465             10,684              25,987              18,371
      Interest income                                3,822              2,300               6,573               4,155
      Other income                                     163                122                 257                 344
      General and administrative                    (9,192)            (6,681)            (18,514)            (12,264)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill              (412)              (272)               (772)               (544)
      Interest expense                              (2,345)            (1,634)             (4,016)             (3,125)
                                               -----------        -----------         -----------         -----------
        Operating income                             4,501              4,519               9,515               6,937

   Total segment income                             49,483             28,764              94,712              48,924
      Income tax expense                           (21,220)           (13,269)            (40,442)            (22,569)
                                               -----------        -----------         -----------         -----------

   Income Before Extraordinary Item                 28,263             15,495              54,270              26,355

   Extraordinary loss from extinguishment
      of indebtedness (net of a $4,220 tax
      benefit for the three and six months
      ended June 30, 1998)                               -             (6,743)                  -              (6,743)
                                               -----------         ----------         -----------          ----------


   Net Income                                  $    28,263        $     8,752         $    54,270         $    19,612
                                               ===========        ===========         ===========         ===========


   Basic Earnings per Share:
     Income before extraordinary loss          $      2.66        $      1.36         $      5.04         $      2.32
     Extraordinary loss                                  -              (0.59)                  -               (0.59)
                                               -----------        -----------         -----------         -----------
     Basic earnings per share                  $      2.66        $      0.77         $      5.04         $      1.73
                                               ===========        ===========         ===========         ===========

   Diluted Earnings per Share:
     Income before extraordinary loss          $      2.26        $      1.15         $      4.28         $      1.96
     Extraordinary loss                                  -              (0.50)                  -               (0.50)
                                               -----------        -----------         -----------         -----------
     Diluted earnings per share                $      2.26        $      0.65         $      4.28         $      1.46
                                               ===========        ===========         ===========         ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                            Six Months Ended June 30,
                                                                   -------------------------------------------
                                                                        1999                         1998
                                                                   ---------------             ---------------
Cash flows from operating activities:
   Net income                                                      $        54,270             $        19,612
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
   Depreciation and amortization                                             6,753                       6,799
   Pre-tax extraordinary loss-extinguishment of indebtedness                     -                      10,963
   Mortgage loans closed                                                (1,649,180)                 (1,237,123)
   Proceeds from sales of mortgage loans                                 1,676,426                   1,172,047
   Gain on sale of mortgage servicing rights                                (1,473)                       (244)
   Gain on sale of loans                                                   (18,912)                    (13,380)
   Net change in assets and liabilities:
     Increase in inventories                                               (26,163)                    (50,696)
     Increase in receivables                                                (7,591)                     (2,459)
     Increase in accounts payable, customer deposits and
        accrued expenses                                                    55,445                      35,141
   Other, net                                                                4,738                      (3,259)
                                                                   ---------------             ---------------

   Net cash provided (used) by operating activities                         94,313                     (62,599)
                                                                   ---------------             ---------------

Cash flows from investing activities:
   Proceeds from sales of mortgage-backed securities                             -                         474
   Business acquisition, net of cash acquired                               (3,697)                          -
   Purchase of property, plant and equipment                                (3,720)                     (1,239)
   Principal payments on mortgage-backed securities                          1,884                       2,981
   Proceeds from sales of mortgage servicing rights                         18,204                       8,570
   Other, net                                                                4,151                        (673)
                                                                   ---------------             ---------------

   Net cash provided by investing activities                                16,822                      10,113
                                                                   ---------------             ---------------

Cash flows from financing activities:
   Redemption of mortgage bonds                                               (713)                     (1,842)
   Extinguishment of 11% Senior Notes                                            -                    (120,235)
   Deferred financing fees                                                       -                      (2,233)
   Issuance of 8% Senior Notes                                                   -                     145,000
   Net (repayments) borrowings under notes payable                         (45,357)                     66,032
   Purchases of treasury stock                                             (40,616)                     (7,495)
   Other, net                                                                1,330                         274
                                                                   ---------------             ---------------
   Net cash provided (used) by financing activities                        (85,356)                     79,501
                                                                   ---------------             ---------------

   Net increase in cash                                                     25,779                      27,015
   Cash, beginning of the period                                            68,504                      45,725
                                                                   ---------------             ---------------

   Cash, end of period                                             $        94,283             $        72,740
                                                                   ===============             ===============

Supplemental disclosures of cash flow information:
   Interest paid during the period                                 $        10,602             $        17,799
                                                                   ===============             ===============
   Income taxes paid, net of refunds                               $        30,829             $        12,604
                                                                   ===============             ===============

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries ("NVR" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     For the quarters and six-month periods ended June 30, 1999 and 1998, comprehensive income equaled net income, therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                    Common        Paid-In        Retained     Treasury
                                    Stock         Capital        Earnings       Stock
                                   ----------    ----------     ----------   ----------
Balance, December 31, 1998         $      202    $  174,173     $  132,683   $ (141,339)

Net income                                  -             -         54,270            -
Tax benefit from stock-based
   compensation activity                    -         6,986              -            -
Option activity                             1         1,329              -            -
Treasury stock purchases                    -             -              -      (40,616)
Performance share activity                  -         3,252              -        5,301
                                   ----------    ----------     ----------   ----------
Balance, June 30, 1999             $      203    $  185,740     $  186,953   $ (176,654)
                                   ==========    ===========    ==========   ==========

     Approximately 365,000 shares were reissued from the treasury during January 1999 in satisfaction of benefits earned and expensed in 1998 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.52 per share. In addition, 467,565 options were exercised during the first six months of 1999, with NVR realizing approximately $1,330 in aggregate equity proceeds for these option exercises.

3.   Business Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic Mortgage Corporation ("First Republic") for approximately $5,300 in cash. First Republic, based in Rockville, Maryland is a leading mortgage

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

lender in the Baltimore and Washington Metropolitan area. NVRMA accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first six months of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction will be amortized using the straight-line method over 5 years.

4.   Debt

     In January 1999, NVR Finance amended its mortgage warehouse facility to increase the available borrowing limit to $203,000, of which $178,000 is committed. In June 1999, the facility was extended to expire on September 30, 1999. The other terms and conditions are substantially the same as those in effect at December 31, 1998. The Company is currently finalizing the terms of a new annually renewable facility and expects that the new facility will be in place prior to the expiration of the existing facility.

5.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 1999
--------------------------------------
                                             Homebuilding        Mortgage Banking          Totals
                                            --------------       ----------------       -------------
Revenues from external customers            $      921,745        $       25,987        $     947,732  (a)
Segment profit                                      88,824                10,287               99,111  (b)
Segment assets                                     500,372               254,292              754,664  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

Segment profit                              $       88,824        $       10,287        $      99,111
Less:  amortization of excess
  reorganization value and goodwill                 (3,627)                 (772)              (4,399)
                                            --------------        --------------        -------------
Consolidated income before income
  taxes                                     $       85,197        $        9,515        $      94,712
                                            ==============        ==============        =============

Segment assets                              $      500,372        $      254,292        $     754,664
Add:  Excess reorganization value
  and goodwill                                      66,094                13,252               79,346
                                            --------------        --------------        -------------
Total consolidated assets                   $      566,466        $      267,544        $     834,010
                                            ==============        ==============        =============

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

For the Six Months Ended June 30, 1998
--------------------------------------
                                             Homebuilding        Mortgage Banking          Totals
                                            --------------       ----------------       -------------
Revenues from external customers            $      677,285       $        18,371        $     695,656  (c)
Segment profit                                      45,760                 7,481               53,241  (d)
Segment assets                                     420,347               203,643              623,990  (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

Segment profit                              $       45,760        $        7,481        $      53,241
Less:  amortization of excess
  reorganization value and goodwill                 (3,773)                 (544)              (4,317)
                                            --------------        --------------        -------------
Consolidated income before income
  taxes and extraordinary loss              $       41,987        $        6,937        $      48,924
                                            ==============        ==============        =============

Segment assets                              $      420,347        $      203,643        $     623,990
Add:  Excess reorganization value
  and goodwill                                      76,345                11,155               87,500
                                            --------------        --------------        -------------
Total consolidated assets                   $      496,692        $      214,798        $     711,490
                                            ==============        ==============        =============

6.   Stock Option Plan

     During the second quarter of 1999, the Company's Shareholders approved the Board of Directors' adoption of the 1998 Management Long-Term Stock Option Plan (the "Stock Option Plan") and the 1998 Directors' Long-Term Stock Option Plan (the "Directors' Plan").

     Under the Stock Option Plan, awards of non-qualified stock options ("Options") to purchase 1,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option will be granted for a period of ten (10) years from the date of grant. As of June 30, 1999, 931,000 Options have been granted under the Stock Option Plan. The exercise price was equal to the fair market value of the Company's Shares on the date of grant. The Options granted will vest as to thirty-three and one-third percent (33 1/3 %) of the underlying Shares on each of December 31, 2003, 2004, and 2005, with vesting based upon continued employment.

     Also as of June 30, 1999, 87,500 Options authorized under the Directors' Plan were granted to the Company's outside directors at an exercise price equal to the fair market value of the Company's Shares on the date of grant, leaving 62,500 options available for future grants. The Options were granted for a ten
(10) year period beginning from the date of grant, and vest as to twenty-five percent (25%) of the underlying Shares on each of December 31, 2002, 2003, 2004 and 2005.

Item 2.
-------

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               (dollars in thousands, except per share amounts)

Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans, objectives of management for future operations and certain statements regarding the Company's Year 2000 readiness, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a regional and national level), interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with Year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended June 30, 1999 and 1998

     During the second quarter of 1999, homebuilding operations generated revenues of $492,058 compared to revenues of $385,738 in the second quarter of 1998. The change in revenues is primarily due to a 21.5% increase in the number of homes settled from 1,995 in 1998 to 2,424 in 1999 and to a 5.2% increase in the average settlement price from $192.2 in 1998 to $202.1 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 quarter as compared to the beginning of the same 1998 quarter. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders of 2,855 during the second quarter of 1999 were 12.7% higher than the 2,533 new orders generated during the prior 1998 period. The increase in new orders was the result of increased sales in markets outside the Baltimore/Washington area.

     Gross profit margins in the second quarter of 1999 increased to 17.0% compared to 15.5% for the second quarter of 1998. The increase in gross profit margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, and to the Company's continued focus on controlling construction costs. In addition, these favorable market conditions have enabled the Company to increase the sales and settlement pace per community, which allows the Company to better leverage fixed costs. While the Company expects to continue the trend of higher year over year quarterly gross profit margins for the remainder of 1999, such gross profit margins may be lower than those realized in the first and second quarters of 1999 due to continuing increases in the cost of lumber and certain other commodities.

     Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 increased $4,885 from the second quarter of 1998, but as a percentage of revenues, decreased from 7.6% in 1998 to 6.9% in the second quarter of 1999. Approximately $2,400 of the increase in SG&A expenses is due to a net quarter to quarter increase for compensation cost attributable to management incentive plans. The increase in SG&A dollars is also attributable to the aforementioned increase in revenues. The percentage decrease is primarily attributable to the improved operating efficiencies resulting from continuing favorable market conditions as explained above and the overall larger revenue base.

     Backlog units and dollars were 5,447 and $1,190,412, respectively, at June 30, 1999 compared to 4,452 and $910,568, respectively, at June 30, 1998. The increase in backlog units and dollars is primarily due to the 12.5% increase in new orders for the six months ended June 30, 1999, compared to the same 1998 period, and, to a lesser extent, to a 7.4% increase in the average selling price to $213.2 in the first six months of 1999 from $198.6 in the first six months of 1998. The average selling price increase is due to the increased selling prices in certain of the Company's markets, and to single family detached units representing a larger percentage of the total units sold in the current period as compared to the prior year period.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a meaningful comparison of operating performance of the homebuilding segment because it excludes the amortization of certain intangible assets and the recognition of certain significant non-cash expenses. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

Calculation of EBITDA:

                                                Three Months Ended June 30,
                                                --------------------------
                                                  1999               1998
                                                ----------       ----------
     Operating income                           $   48,341       $   29,731
     Depreciation                                      858              890
     Amortization of excess reorganization
       value and goodwill                            1,814            1,887
     Other non-cash expenses                         4,395            4,300
                                                ----------       ----------
     Homebuilding EBITDA                        $   55,408       $   36,808
                                                ==========       ==========
     % of Homebuilding revenues                       11.3%             9.5%

     Homebuilding EBITDA in the second quarter of 1999 was $18,600 or 50.5% higher than in the second quarter of 1998, and as a percentage of revenue increased from 9.5% to 11.3%.

Mortgage Banking Segment

Three Months Ended June 30, 1999 and 1998

     The mortgage banking segment generated operating income, excluding the amortization of excess reorganization value and goodwill, of $4,913 for the three months ended June 30, 1999 compared to operating income of $4,791 during the same period in 1998. Total loan closings were $869,774 and $658,789 during the respective quarters ended June 30, 1999 and 1998, representing an overall increase of 32.0%. Approximately $155,000 of the increased loan closing production was the result of loans originated by First Republic Mortgage Corporation ("First Republic"), which was acquired by the Company in March 1999 (see below for additional information regarding the acquisition). Excluding the origination activity of First Republic, loan origination activity increased 8.5% in the current quarter compared to the prior year quarter.

     Although mortgage banking fees had a net quarter to quarter increase of $1,781, or 16.7% from the overall increase in loan closing volume, the increase was impacted by unfavorable market pricing caused by increased competition, and to a lesser extent, lower margins in the Company's wholesale and retail operations due to a reduction in refinance activity. The increased revenues were also partially offset by higher general and administrative expenses primarily due to costs incurred to integrate and consolidate First Republic's operations into the Company. The increase to general and administrative expenses was also partially due to costs associated with the expansion of the Company's title services operations, and to costs incurred for the implementation of the Company's new loan origination system (see the Year 2000 disclosure below). A summary of mortgage banking fees is noted below:

     Mortgage Banking Fees:                      1999          1998
                                              ----------    ----------
          Net gain on sale of loans           $    8,854    $    7,679
          Servicing                                  346           471
          Title services                           2,670         2,290
          Gain on sale of servicing rights           595           244
                                              ----------    ----------
                                              $   12,465    $   10,684
                                              ==========    ==========

     Subsequent to June 30, 1999, the Company has continued to experience a reduction in refinance activity, which particularly affects its wholesale and retail branch operations. In response to these market conditions, the Company has commenced a consolidation of its mortgage banking operations that do not directly support the Company's homebuilding activities.

Homebuilding Segment

Six Months Ended June 30, 1999 and 1998

     During the first six months of 1999, homebuilding operations generated revenues of $921,745 compared to revenues of $677,285 in the first six months of 1998. The increase in revenues was primarily due to a 27.8% increase in the number of homes settled from 3,538 in 1998 to 4,522 in 1999, and to a 6.6% increase in the average settlement price from $190.5 in 1998 to $203.1 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 period as compared to the beginning of the same 1998 period. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders increased by 12.5% to 5,396 for the six months ended June 30, 1999 compared with 4,795 for the six months ended June 30, 1998. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington area.

     Gross profit margins for the first six months of 1999 increased to 17.0% compared to 15.3% for the six months ended June 30, 1998. The increase in gross profit margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, and to the Company's continued focus on controlling construction costs. In addition, these favorable market conditions have enabled the Company to increase the sales and settlement pace per community, which allows the Company to better leverage fixed costs. While the Company expects to continue the trend of higher year over year quarterly gross profit margins for the remainder of 1999, such gross profit margins may be lower than those realized in the first and second quarters of 1999 due to continuing increases in the cost of lumber and certain other commodities.

     SG&A expenses for 1999 increased $13,143 as compared to the same 1998 period, but as a percentage of revenues decreased from 7.3% to 6.8%. Approximately $6,600 of the increase in SG&A expenses is due to a net period to period increase for compensation costs attributable to management incentive plans. The increase in SG&A dollars is also attributable to the aforementioned increase in revenues. The percentage decrease is primarily attributable to the improved operating efficiencies resulting from continuing favorable market conditions as explained above and the overall larger revenue base.

     During the six months ended June 30, 1999 and 1998, the Company incurred $8,335 and $4,300, respectively, for non-cash charges related to the 1994 Management Equity Incentive Plan (the "Plan"), a variable stock plan adopted by the Board of Directors (the "Board") pursuant to the Company's 1993 Plan of Reorganization. The Company expects to recognize a total non-cash expense of approximately $17,100 relative to the Plan for full year 1999. The Company recognized $9,081 for non-cash Plan expenses for full year 1998.


Calculation of Homebuilding EBITDA:

                                               Six Months Ended June 30,
                                              --------------------------
                                                 1999             1998
                                              ----------      ----------
     Operating income                         $   91,937      $   51,626
     Depreciation                                  1,604           1,826
     Amortization of excess reorganization
       value and goodwill                          3,627           3,773
     Other non-cash expenses                       8,553           4,300
                                              ----------      ----------
     Homebuilding EBITDA                      $  105,721      $   61,525
                                              ==========      ==========
     % of Homebuilding revenues                     11.5%            9.1%

     Homebuilding EBITDA for the first six months of 1999 was $44,196 or 71.8% higher than the first six months of 1998, and as a percentage of revenues increased from 9.1% to 11.5%.

Mortgage Banking Segment

Six Months Ended June 30, 1999 and 1998

     The mortgage banking segment generated operating income, excluding the amortization of excess reorganization value and goodwill, of $10,287 for the six months ended June 30, 1999 compared to operating income of $7,481 during the same period in 1998. Total loan closings were $1,649,180 and $1,237,123 during the respective first halves 1999 and 1998, representing an overall increase of 33.3%. Approximately $234,000 of the increased loan closing production was the result of loans originated by First Republic Mortgage Corporation ("First Republic"), which was acquired by the Company in March 1999 (see below for additional information regarding the acquisition). Excluding the origination activity of First Republic, loan origination activity increased 14.4% in the current quarter compared to the prior year quarter.

     Although mortgage banking fees had a net period to period increase of $7,616, or 41.5%, from the overall increase in loan closing volume, the increase was impacted by unfavorable market pricing caused by increased competition and lower margins in the Company's wholesale and retail operations due to a reduction in refinance activity, both of which affected the Company's second quarter 1999 results. The increased revenues were partially offset by higher general and administrative expenses primarily due to costs incurred to integrate and consolidate First Republic's operations into the Company. To a lesser extent, the increase in general and administrative costs was also partially due to costs associated with the expansion of the Company's title services operations, and to costs incurred for the implementation of the Company's new loan origination system (see the Year 2000 disclosure below). A summary of mortgage banking fees is noted below:

     Mortgage Banking Fees:                      1999             1998
                                               ---------       ---------

          Net gain on sale of loans            $  18,898       $  13,380
          Servicing                                  580             663
          Title services                           5,036           4,084
          Gain on sale of servicing rights         1,473             244
                                               ---------       ---------
                                               $  25,987       $  18,371
                                               =========       =========

Effective Tax Rates

     The effective tax rates were 42.7% for the six months ended June 30, 1999 compared to 46.1% for the six months ended June 30, 1998. The reduction in the effective tax rate is primarily due to a higher level of taxable income in the current period relative to fixed permanent differences.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June, 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. At the present time, the Company cannot determine the impact that SFAS No. 133, as amended, will have on its financial statements upon adoption on January 1, 2001, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

Business Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and Washington Metropolitan area. NVRMA accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first quarter of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction will be amortized using the straight-line method over 5 years.

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

     The Company has substantially completed its remediation and testing efforts on its core Homebuilding, Secondary Marketing, Servicing, Settlement Services and non-Information

Technology (e.g., phones, HVAC, etc.) systems and believes that these systems are now Year 2000 compliant. The total Year 2000 Issue cost for these systems was approximately $525, the majority of which was expensed during 1998.

     The mortgage banking segment also utilizes a Loan Origination System. During 1997 a decision was made to replace the existing Loan Origination system to obtain greater operating efficiencies. The existing system is not Year 2000 compliant. The Company has purchased a new commercially available software package for Loan Origination processing which has been certified to be Year 2000 compliant by the vendor. The Company has tested the system and believes that it is Year 2000 compliant. The Company has developed a detailed rollout plan and started implementation in February 1999 into its mortgage branches. Through the date of this report, the Company has successfully completed the installation of the new loan origination system in 66% of the Company's mortgage operations. The Company expects to deploy the new system in each branch by the end of the third quarter of 1999. The total cost of this project is estimated to be $3,700, of which the Company has expended $3,125 to date.

     The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues and is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identity alternative suppliers and service providers who have demonstrated Year 2000 readiness. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected. To date, none of the Company's significant suppliers or service providers has asserted that they will not be Year 2000 compliant by December 31, 1999.

     The Company presently believes that upon remediation of its core business software and hardware applications, the Year 2000 Issue will not present a material adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation on all of the Company's core systems is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, delays in homebuilding and mortgage products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies, utility services, such as heat, lights, power and telephones, and transportation systems could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

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

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2001. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Under the terms of the Facility, an additional $10,000 uncommitted overline is available to the Company on a limited basis. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit, of which $12,293 was outstanding at June 30, 1999. There were no direct borrowings outstanding under the Facility as of June 30, 1999.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance and its subsidiaries have available mortgage warehouse facilities with an aggregate available borrowing limit of $203,000, of which $178,000 is committed, to fund its mortgage origination activities. There was $171,297 outstanding under these facilities at June 30, 1999. The current facility expires on September 30, 1999. The Company is currently finalizing the terms of a new facility and expects that the new facility will be in place prior to the expiration of the existing facility. NVR Finance also currently has available an aggregate of $150,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $24,552 outstanding under such gestation and repurchase agreements at June 30, 1999.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

     During the six months ended June 30, 1999, the Company repurchased approximately 866,000 shares of its common stock at an aggregate purchase price of $40,616. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

                                     Part II
                                     -------
Item 1.               Legal Proceeding
-------

     During April 1999, NVR was served with a lawsuit filed in the United States District Court in Baltimore by a group of homeowners who purchased homes in a community in Howard County, Maryland. The suit alleges violation of certain Federal environmental laws, as well as State consumer protection and nuisance statutes relating to the alleged failure of NVR to disclose to its purchasers that their homes were built on a site formerly used as an unlicensed landfill. The developer of the property and another homebuilder are also named as defendants in the action. The plaintiffs are seeking injunctive relief and damages of approximately $75,000,000. The Company believes that it has valid defenses to the plaintiffs' claims and intends to vigorously defend the case. Accordingly, the income statements for the three and six month periods ended June 30, 1999, included in the accompanying financial statements to this Quarterly Report on Form 10-Q, do not include a loss contingency related to this lawsuit. No assurances can be given, however, regarding the risk or range of possible loss to the Company, if any.

Item 4.             Submission of Matters to a Vote of Security Holders
-------

                    NVR held its Annual Meeting of Shareholders on May 4, 1999. Four matters were voted upon at the Annual Meeting:

                                                                       Votes        Withheld Authority
                                         Matter                         For               to Vote
                    -----------------------------------------     ------------      ------------------

                    1.  Election of two directors to serve
                        three year terms:
                             Dwight C. Schar                       10,301,189             258,305
                             George E. Slye                        10,300,325             259,169

                                                                       Votes         Votes                       Not
                                                                        For         Against    Abstentions      Voted
                                                                  -----------     ----------   -----------    ---------
                    2.  Adoption of the 1998 Management
                        Long-Term Stock Option Plan                 5,027,522      2,623,170       32,125     3,290,410

                    3.  Adoption of the 1998 Directors'
                        Long-Term Stock Option Plan                 5,051,529      2,586,814       44,474     3,290,410

                    4.  Ratification of appointment of KPMG
                        LLP as independent auditors
                        for NVR                                    10,533,885         16,465       30,645       392,232

Item 6.             Exhibits and Reports on Form 8-K
-------

                    a.  11.  Computation of Earnings per Share.

                    b.  27.  Financial Data Schedule.

                    c. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                  Exhibit Index

Exhibit
Number              Description                                      Page
------              ------------------------------------             ----
11                  Computation of Earnings per Share                 19

27                  Financial Data Schedule                           20

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 27, 1999                        NVR, Inc.
     --


                                     By:/s/  Paul C. Saville
                                        --------------------
                                        Paul C. Saville
                                        Senior Vice President Finance,
                                        Chief Financial Officer, and Treasurer