Form 10-Q
period 1999-09-30
NVR INC
filed 1999-11-02
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No____
                                        ---

As of October 18, 1999 there were 9,364,957 total shares of common stock outstanding.

                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                            Page
                                                                            ----
Part I    FINANCIAL INFORMATION
------

Item 1.   NVR, Inc. Condensed Consolidated Financial Statements
          -----------------------------------------------------
          Condensed Consolidated Balance Sheets at September 30,
          1999 (unaudited) and December 31, 1998............................   3
          Condensed Consolidated Statements of Income for the
          Three Months Ended September 30, 1999 (unaudited)
          and September 30, 1998 (unaudited) and the
          Nine Months Ended September 30, 1999 (unaudited)
          and September 30, 1998 (unaudited)................................   5
          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 (unaudited) and
          September 30, 1998 (unaudited)....................................   6
          Notes to Condensed Consolidated Financial Statements..............   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  11

Part II   OTHER INFORMATION
-------

Item 1.   Legal Proceeding..................................................  17

Item 6.   Exhibits and Reports on Form 8-K..................................  17

          Exhibit Index.....................................................  17

          Signature.........................................................  18

                                    PART I
                                    ------
Item 1.
------



                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                 (dollars in thousands, except per share data)


ASSETS                                          September 30, 1999      December 31, 1998
                                                ------------------      -----------------
                                                    (unaudited)
   Homebuilding:
      Cash and cash equivalents                      $ 60,366               $ 59,118
      Receivables                                       9,415                  1,515
      Inventory:
       Lots and housing units,covered under
         sales agreements with customers              287,571                236,447
       Unsold lots and housing units                   34,384                 45,478
       Manufacturing materials and other                6,913                  6,713
                                                     --------               --------
                                                      328,868                288,638

      Property, plant and equipment, net               12,015                 16,663
      Reorganization value in excess of amounts
       allocable to identifiable assets, net           55,441                 60,062
      Goodwill, net                                     8,839                  9,659
      Contract land deposits                           58,621                 40,699
      Other assets                                     38,790                 41,301
                                                     --------               --------
                                                      572,355                517,655
                                                     --------               --------
   Mortgage Banking:
      Cash and cash equivalents                        11,689                  9,386
      Mortgage loans held for sale, net               203,886                178,695
      Mortgage servicing rights, net                    3,082                  3,680
      Property and equipment, net                       3,905                    934
      Reorganization value in excess of amounts
       allocable to identifiable assets, net            9,795                 10,611
      Goodwill, net                                     2,903                      -
      Other assets                                      7,240                  3,398
                                                     --------               --------
                                                      242,500                206,704
                                                     --------               --------

          Total assets                               $814,855               $724,359
                                                     ========               ========

           See notes to condensed consolidated financial statements.
                                  (Continued)

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                 (dollars in thousands, except per share data)

                                                          September 30, 1999     December 31, 1998
                                                          ------------------     -----------------
                                                              (unaudited)
     LIABILITIES AND SHAREHOLDERS'
       EQUITY

       Homebuilding:
          Accounts payable                                    $  96,495                $  88,272
          Accrued expenses and other liabilities                124,727                  103,683
          Customer deposits                                      48,941                   34,639
          Notes payable                                           3,703                    4,054
          Other term debt                                         5,271                    5,434
          Senior notes                                          145,000                  145,000
                                                              ---------                ---------
                                                                424,137                  381,082
                                                              ---------                ---------
       Mortgage Banking:
          Accounts payable and other liabilities                 15,422                   11,709
          Notes payable                                         190,494                  165,849
                                                              ---------                ---------
                                                                205,916                  177,558
                                                              ---------                ---------

           Total liabilities                                    630,053                  558,640
                                                              ---------                ---------

       Commitments and contingencies

       Shareholders' equity:
          Common stock, $0.01 par value; 60,000,000
           shares authorized; 20,614,855 and
           20,190,971 shares issued as of September 30,
           1999 and December 31, 1998, respectively                 204                      202
          Paid-in-capital                                       190,863                  174,173
          Retained earnings                                     217,294                  132,683
          Less treasury stock at cost; 11,152,138
           and 9,805,132 shares at September 30, 1999
           and December 31, 1998, respectively                 (223,559)                (141,339)
                                                              ---------                ---------

           Total shareholders' equity                           184,802                  165,719
                                                              ---------                ---------
              Total liabilities and shareholders'
              equity                                          $ 814,855                $ 724,359
                                                              =========                =========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                     ------------------------------     -----------------------------
                                                        1999                1998            1999              1998
                                                     ----------          ----------     -----------        ----------
 Homebuilding:
   Revenues                                          $  523,552          $  441,034     $ 1,445,297        $1,118,319
   Other income                                             466                 672           1,388             1,837
   Cost of sales                                       (433,380)           (372,950)     (1,198,091)         (946,752)
   Selling, general and administrative                  (35,389)            (30,839)        (97,781)          (80,088)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill                     (1,813)             (1,886)         (5,440)           (5,659)
                                                     ----------          ----------     -----------        ----------
   Operating income                                      53,436              36,031         145,373            87,657
   Interest expense                                      (3,373)             (4,041)        (10,113)          (13,680)
                                                     ----------          ----------     -----------        ----------
   Homebuilding income                                   50,063              31,990         135,260            73,977
                                                     ----------          ----------     -----------        ----------

 Mortgage Banking:
   Mortgage banking fees                                 13,162              11,724          39,149            30,095
   Interest income                                        3,358               2,360           9,931             6,515
   Other income                                             140                 161             397               505
   General and administrative                           (11,266)             (7,172)        (29,780)          (19,436)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill                       (428)               (272)         (1,200)             (816)
   Interest expense                                      (2,078)             (1,809)         (6,094)           (4,934)
                                                     ----------          ----------     -----------        ----------
    Operating income                                      2,888               4,992          12,403            11,929

 Total segment income                                    52,951              36,982         147,663            85,906
   Income tax expense                                   (22,610)            (12,223)        (63,052)          (34,792)
                                                     ----------          ----------     -----------        ----------

 Income Before Extraordinary Item                        30,341              24,759          84,611            51,114

 Extraordinary loss from extinguishment
   of indebtedness (net of a $4 and $4,224 tax
   benefit for the three and nine months
   ended Sept. 30, 1998, respectively)                        -                  (6)              -            (6,749)
                                                     ----------          ----------     -----------        ----------

 Net Income                                          $   30,341          $   24,753     $    84,611        $   44,365
                                                     ==========          ==========     ===========        ==========

Basic Earnings per Share:
 Income before extraordinary loss                    $     3.06          $     2.25    $       8.07        $     4.54
 Extraordinary loss                                           -                   -               -             (0.60)
                                                     ----------          ----------    ------------        ----------
 Basic earnings per share                            $     3.06          $     2.25    $       8.07        $     3.94
                                                     ==========          ==========    ============        ==========

Diluted Earnings per Share:
 Income before extraordinary loss                    $     2.52          $     1.87    $       6.82        $     3.83
 Extraordinary loss                                           -                   -               -             (0.51)
                                                     ----------          ----------    ------------        ----------
 Diluted earnings per share                          $     2.52          $     1.87    $       6.82        $     3.32
                                                     ==========          ==========    ============        ==========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                               Nine Months Ended Sept. 30,
                                                                             ------------------------------
                                                                                1999               1998
                                                                             -----------        -----------
Cash flows from operating activities:
  Net income                                                                 $    84,611        $    44,365
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
  Depreciation and amortization                                                   10,461             10,112
  Pre-tax extraordinary loss-extinguishment of indebtedness                            -             10,973
  Mortgage loans closed                                                       (2,324,773)        (1,934,690)
  Proceeds from sales of mortgage loans                                        2,373,288          1,880,344
  Gain on sale of mortgage servicing rights                                       (2,670)              (818)
  Gain on sale of loans                                                          (27,812)           (21,736)
  Net change in assets and liabilities:
    Increase in inventories                                                      (40,230)           (39,984)
    Increase in receivables                                                       (9,730)            (3,281)
    Increase in accounts payable, customer deposits and
     accrued expenses                                                             53,988             51,657
  Other, net                                                                       2,111              2,809
                                                                             -----------        -----------
  Net cash provided (used) by operating activities                               119,244               (249)
                                                                             -----------        -----------

Cash flows from investing activities:

  Proceeds from sales of mortgage-backed securities                                    -              9,570
  Business acquisition, net of cash acquired                                      (3,697)                 -
  Purchase of property, plant and equipment                                       (6,394)            (1,667)
  Principal payments on mortgage-backed securities                                 2,225              4,465
  Proceeds from sales of mortgage servicing rights                                27,061             15,204
  Other, net                                                                       4,746                 25
                                                                             -----------        -----------
  Net cash provided by investing activities                                       23,941             27,597
                                                                             -----------        -----------
Cash flows from financing activities:
  Redemption of mortgage bonds                                                    (1,625)           (11,785)
  Extinguishment of 11% Senior Notes                                                   -           (120,365)
  Deferred financing fees                                                              -             (2,311)
  Issuance of 8% Senior Notes                                                          -            145,000
  Net (repayments) borrowings under notes payable                                (51,955)            54,370
  Purchases of treasury stock                                                    (87,542)           (29,235)
  Other, net                                                                       1,488                955
                                                                             -----------        -----------
  Net cash provided (used) by financing activities                              (139,634)            36,629
                                                                             -----------        -----------

  Net increase in cash                                                             3,551             63,977
  Cash, beginning of the period                                                   68,504             45,725
                                                                             -----------        -----------

  Cash, end of period                                                        $    72,055        $   109,702
                                                                             ===========        ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                            $    11,677        $    15,705
                                                                             ===========        ===========
  Income taxes paid, net of refunds                                          $    54,448        $    27,520
                                                                             ===========        ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries ("NVR" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     For the quarters and nine-month periods ended September 30, 1999 and 1998, comprehensive income equaled net income, therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                  Common     Paid-In     Retained    Treasury
                                  Stock      Capital     Earnings      Stock
                                  ------     --------    --------    ---------
Balance, December 31, 1998        $  202     $174,173    $132,683    $(141,339)

Net income                             -            -      84,611            -
Tax benefit from stock-based
   compensation activity               -        7,347           -            -
Option activity                        2        1,486           -            -
Treasury stock purchases               -            -           -      (87,542)
Performance share activity             -        7,857           -        5,322
                                  ------     --------    --------    ---------
Balance, September 30, 1999       $  204     $190,863    $217,294    $(223,559)
                                  ======     ========    ========    =========

     Approximately 366,000 shares were reissued from the treasury during 1999 in satisfaction of benefits earned and expensed in 1998 under an equity-based employee benefit plan. The average cost basis for the shares reissued from the treasury was $14.52 per share. In addition, 486,881 options were exercised during the first nine months of 1999, with NVR realizing approximately $1,488 in aggregate equity proceeds for these option exercises.

3.   Business Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic Mortgage Corporation ("First Republic") for approximately $5,300 in cash. First Republic, based in Rockville, Maryland is a leading mortgage

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

lender in the Baltimore and Washington Metropolitan area. NVRMA accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first nine months of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 5 years.

4.   Debt

     In September 1999, NVR Finance amended its mortgage warehouse facility to increase the available borrowing limit to $225,000, of which $200,000 is committed. There is $168,219 outstanding under the facility at September 30, 1999. The new facility is annually renewable, and expires in September 2000. The other terms and conditions are substantially equivalent to those in effect at December 31, 1998.

5.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Nine Months Ended September 30, 1999
--------------------------------------------
                                        Homebuilding    Mortgage Banking       Totals
                                        ------------    ----------------       ------
Revenues from external customers          $1,445,297        $   39,149      $1,484,446 (a)
Segment profit                               140,700            13,603         154,303 (b)
Segment assets                               508,075           229,802         737,877 (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

Segment profit                            $  140,700        $   13,603      $  154,303
Less: amortization of excess
  reorganization value and goodwill           (5,440)           (1,200)         (6,640)
                                          ----------        ----------      ----------
Consolidated income before income
  taxes                                   $  135,260        $   12,403      $  147,663
                                          ==========        ==========      ==========

Segment assets                            $  508,075        $  229,802      $  737,877
Add: Excess reorganization value
  and goodwill                                64,280            12,698          76,978
                                          ----------        ----------      ----------
Total consolidated assets                 $  572,355        $  242,500      $  814,855
                                          ==========        ==========      ==========

For the Three Months Ended September 30, 1999
---------------------------------------------
                                        Homebuilding    Mortgage Banking       Totals
                                        ------------    ----------------       ------
Revenues from external customers        $    523,552        $   13,162      $  536,714 (c)
Segment profit                                51,876             3,316          55,192 (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

Segment profit                          $     51,876        $    3,316      $   55,192
Less:  amortization of excess
  reorganization value and goodwill           (1,813)             (428)         (2,241)
                                        ------------        ----------      ----------
Consolidated income before income
  taxes                                 $     50,063        $    2,888      $   52,951
                                        ============        ==========      ==========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)

For the Nine Months Ended September 30, 1998
------------------------------------------------
                                        Homebuilding    Mortgage Banking      Totals
                                        ------------    ----------------      ------
Revenues from external customers          $1,118,319        $   30,095      $1,148,414 (e)
Segment profit                                79,636            12,745          92,381 (f)
Segment assets                               444,099           197,737         641,836 (f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

Segment profit                            $   79,636        $   12,745      $   92,381
Less:  amortization of excess
  reorganization value and goodwill           (5,659)             (816)         (6,475)
                                          ----------        ----------      ----------
Consolidated income before income
  taxes and extraordinary loss            $   73,977        $   11,929      $   85,906
                                          ==========        ==========      ==========

Segment assets                            $  444,099        $  197,737      $  641,836
Add:  Excess reorganization value
  and goodwill                                74,459            10,883          85,342
                                          ----------        ----------      ----------
Total consolidated assets                 $  518,558        $  208,620      $  727,178
                                          ==========        ==========      ==========

For the Three Months Ended September 30, 1998
-----------------------------------------------
                                        Homebuilding    Mortgage Banking      Totals
                                        ------------    ----------------      ------
Revenues from external customers          $  441,034        $   11,724      $  452,758 (g)
Segment profit                                33,876             5,264          39,140 (h)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(h) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

Segment profit                            $   33,876        $    5,264      $   39,140
Less: amortization of excess
  reorganization value and goodwill           (1,886)             (272)         (2,158)
                                          ----------        ----------     -----------
Consolidated income before income
  taxes and extraordinary loss            $   31,990        $    4,992     $    36,982
                                          ==========        ==========     ===========

6.   Stock Option Plan

     During the second quarter of 1999, the Company's Shareholders approved the Board of Directors' adoption of the 1998 Management Long-Term Stock Option Plan (the "Stock Option Plan") and the 1998 Directors' Long-Term Stock Option Plan (the "Directors' Plan").

     Under the Stock Option Plan, awards of non-qualified stock options ("Options") to purchase 1,000,000 Shares of the Company's common stock ("Shares") may be granted to executive officers and other key management personnel. Each Option will be granted for a period of ten (10) years from the date of grant. As of September 30, 1999, 927,000 Options have been granted under the Stock Option Plan. The exercise price was equal to the fair market value of the Company's Shares on the date of grant. The Options granted will vest as to thirty-three and one-third percent (33- 1/3%) of the underlying Shares on each of December 31, 2003, 2004, and 2005, with vesting based upon continued employment.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data)


     Also as of September 30, 1999, 87,500 Options authorized under the Directors' Plan were granted to the Company's outside directors at an exercise price equal to the fair market value of the Company's Shares on the date of grant, leaving 62,500 options available for future grants. The Options were granted for a ten (10) year period beginning from the date of grant, and vest as to twenty-five percent (25%) of the underlying Shares on each of December 31, 2002, 2003, 2004 and 2005.

Item 2.
------

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
               (dollars in thousands, except per share amounts)

Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans, objectives of management for future operations and certain statements regarding the Company's Year 2000 readiness, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a regional and national level), interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with Year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

     NVR, Inc. and its subsidiaries ("NVR" or the "Company") operate in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended September 30, 1999 and 1998

     During the third quarter of 1999, homebuilding operations generated revenues of $523,552 compared to revenues of $441,034 in the third quarter of 1998. The change in revenues is primarily due to a 16.0% increase in the number of homes settled to 2,516 in 1999 from 2,169 in 1998 and to a 2.4% increase in the average settlement price to $207.4 in 1999 from $202.5 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 quarter as compared to the beginning of the same 1998 quarter. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders of 1,866 during the third quarter of 1999 were 2.5% higher than the 1,821 new orders generated during the prior 1998 period. The increase in new orders was the result of increased sales in certain of the Company's core markets outside the Baltimore/Washington area.

     Gross profit margins in the third quarter of 1999 increased to 17.2% compared to 15.4% for the third quarter of 1998. The increase in gross profit margins was due to favorable market conditions that existed in the first half of 1999, which provided the Company the opportunity to increase selling prices in certain of its markets during that time, and to the Company's continued emphasis on controlling construction costs. In addition, the Company increased the sales and settlement pace per community, which resulted in a better leverage of fixed costs.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 increased $4,550 from the third quarter of 1998, but as a percentage of revenues, decreased to 6.8% in 1999 from 7.0% in the third quarter of 1998. Approximately $2,100 of the increase in SG&A expenses is due to a net quarter to quarter increase attributable to management incentive plans. The increase in SG&A dollars is also attributable to the aforementioned increase in revenues.

     Backlog units and dollars were 4,797 and $1,082,116, respectively, at September 30, 1999 compared to 4,104 and $843,463, respectively, at September 30, 1998. The increase in backlog units and dollars is due to the 8.4% increase in new orders for the six months ended September 30, 1999, compared to the same 1998 period, and to a slower backlog turn. The dollar increase is also due to a 9.7% increase in the average selling price comparing the same six-month periods. The average selling price increase resulted from the aforementioned increase in selling prices in certain of the Company's markets, and to single family detached units representing a larger percentage of the total units sold in the current period as compared to the prior year period.

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

Calculation of EBITDA:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                  1999                 1998
                                               ----------           ----------
     Operating income                          $   53,436           $   36,031
     Depreciation                                     875                  874
     Amortization of excess reorganization
      value and goodwill                            1,813                1,886
     Other non-cash expenses                        4,560                2,613
                                               ----------           ----------
     Homebuilding EBITDA                       $   60,684           $   41,404
                                               ==========           ==========
     % of Homebuilding revenues                      11.6%                 9.4%

     Homebuilding EBITDA in the third quarter of 1999 was $19,280 or 46.6% higher than in the third quarter of 1998, and as a percentage of revenue increased to 11.6% from 9.4%.

Mortgage Banking Segment

Three Months Ended September 30, 1999 and 1998

     Excluding the results of First Republic Mortgage Corporation ("First Republic"), which was acquired by the Company in March 1999 (see below for additional information regarding the acquisition), the mortgage banking segment generated operating income of $3,539 on loan closings of $561,863 for the three months ended September 30, 1999 compared to operating income of $5,264 on loan closings of $697,567 during the same period in 1998. Including First Republic, operating income and loan closings for the three months ended September 30, 1999 totaled $3,316 and $675,593, respectively.

     Despite the overall net quarter to quarter decrease in loan originations of approximately 3%, mortgage banking fees had a net quarter to quarter increase of $1,438, or 12% due primarily to a shift in production from wholesale
originations to builder related and other retail loans.   In addition, due to
increased price competition, the Company also realized lower margins on the sale of loans. The increased mortgage banking fees were more than offset by increased general and administrative costs due to the ongoing incremental overhead costs of First Republic.

     During the third quarter of 1999, the Company continued to experience a substantial reduction in refinance activity, which particularly affects its wholesale and retail branch operations. Based on the current interest rate environment, the Company expects to experience continued reductions in refinance activity. In response to these market conditions, the Company commenced a reduction in the operating capacity of its non-builder mortgage banking operations.

Homebuilding Segment

Nine Months Ended September 30, 1999 and 1998

     During the first nine months of 1999, homebuilding operations generated revenues of $1,445,297 compared to revenues of $1,118,319 in the first nine months of 1998. The increase in revenues was primarily due to a 23.3% increase in the number of homes settled to 7,038 in 1999 from 5,707 in 1998, and to a 4.9% increase in the average settlement price to $204.6 in 1999 from $195.1 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 period as compared to the beginning of the same 1998 period. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders increased by 9.8% to 7,262 for the nine months ended September 30, 1999 compared with 6,616 for the nine months ended September 30, 1998. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington area.

     Gross profit margins for the first nine months of 1999 increased to 17.1% compared to 15.3% for the nine months ended September 1998. The increase in gross profit margins was due to favorable market conditions that existed in the first half of 1999, which provided the Company the opportunity to increase selling prices in certain of its markets during that time, and to the Company's continued emphasis on controlling construction costs. In addition, the Company increased the sales and settlement pace per community, which resulted in a better leverage of fixed costs.

     SG&A expenses for 1999 increased $17,693 as compared to the same 1998 period, but as a percentage of revenues decreased to 6.8% from 7.2%. Approximately $8,100 of the increase in SG&A expenses is due to a net period to period increase attributable to management incentive plans. The increase in SG&A dollars is also attributable to the aforementioned increase in revenues.

     During the nine months ended September 30, 1999 and 1998, the Company incurred $13,114 and $6,913, respectively, for non-cash charges related to the 1994 Management Equity Incentive Plan (the "Plan"), a variable stock plan adopted by the Board of Directors (the "Board") pursuant to the Company's 1993 Plan of Reorganization. The Company expects to recognize a total non-cash expense of approximately $17,500 relative to the Plan for full year 1999. The Company recognized $9,081 for non-cash Plan expenses for full year 1998.

Calculation of Homebuilding EBITDA:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1999                 1998
                                               ----------           ----------
     Operating income                          $  145,373           $   87,657
     Depreciation                                   2,479                2,700
     Amortization of excess reorganization
      value and goodwill                            5,440                5,659
     Other non-cash expenses                       13,114                6,913
                                               ----------           ----------
     Homebuilding EBITDA                       $  166,406           $  102,929
                                               ==========           ==========
     % of Homebuilding revenues                      11.5%                 9.2%

     Homebuilding EBITDA for the first nine months of 1999 was $63,477 or 61.7% higher than the first nine months of 1998, and as a percentage of revenues increased to 11.5% from 9.2%.

Mortgage Banking Segment

Nine Months Ended September 30, 1999 and 1998

     Excluding the results of First Republic, the mortgage banking segment generated operating income of $14,210 on loan closings of $1,977,428 for the nine months ended September 30, 1999 compared to operating income of $12,745 on loan closings of $1,934,690 during the same period in 1998. Including First Republic, operating income and loan closings during the nine months ended September 30, 1999 totaled $13,603 and $2,324,773, respectively.

     Mortgage banking fees had a net overall period to period increase of $9,054, or 30%, resulting from the overall 20% increase in loan closing volume. A 58% increase in builder-related and other retail loan originations more than offset the sharp reduction in wholesale refinance activity experienced by the Company during the third quarter of 1999. This shift in product mix had a favorable impact on mortgage banking fees. However, due to increased price competition, the Company realized lower margins on the sale of loans. The increased revenues were almost completely offset by higher general and administrative costs due primarily to the ongoing incremental overhead costs of First Republic, and to a lesser extent, increased costs incurred for the implementation of the Company's new loan origination system (see Year 2000 Issue below).

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. At the present time, the Company cannot determine the impact that SFAS No. 133, as amended, will have on its financial statements upon adoption on January 1, 2001, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

Business Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Mortgage Finance, Inc. ("NVR Finance"), NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and
Washington Metropolitan area.   NVRMA accounted for this acquisition using the
purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for the first nine months of 1999 beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 5 years.

Year 2000 Issue

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers, vendors and other third parties.

     With the assistance of a consulting firm, the Company completed an assessment of its exposure to Year 2000 Issues and developed a detailed plan to remediate areas of exposure in both its homebuilding and mortgage banking segments, as discussed below.

     As of September 30, 1999, the Company has substantially completed its remediation and testing efforts on all of its core Homebuilding, Loan Origination, Secondary Marketing, Servicing, Settlement Services and non-Information Technology (e.g., phones, HVAC, etc.) systems and believes that these systems are now Year 2000 compliant. The remediation efforts included the installation of a vendor-certified, Year 2000 complaint, commercially available software package for Loan Origination processing into each of the Company's
mortgage branches.   This installation was completed during the third quarter of
1999. The total Year 2000 Issue cost for the Company's remediation and testing efforts was approximately $4,600.

     The Company initiated formal communications with its significant suppliers and service providers beginning in 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues and is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identity alternative suppliers and service providers who have demonstrated Year 2000 readiness. As a normal course of business, the Company seeks to maintain multiple suppliers where possible. The Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected. To date, none of the Company's significant suppliers or service providers has asserted that they will not be Year 2000 compliant by December 31, 1999.

     The Company presently believes that, based on its current state of Year 2000 readiness relative to its internal systems and on the communications received to date from the Company's significant suppliers and service providers, the Year 2000 Issue should not present a material adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if the Company's internal computer systems experience unanticipated malfunctions, or if the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, delays in homebuilding and mortgage products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies, utility services, such as heat, lights, power and telephones, and transportation systems could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

     The Company will continue to evaluate the necessity for contingency planning if communications with significant suppliers and service providers indicate that the Company may be vulnerable to their failure to correct their own Year 2000 Issues. This evaluation will continue for the remainder of 1999.

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

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2002. The Facility provides for borrowings of up to $100,000, of which $60,000 is currently committed. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,454 was outstanding at September 30, 1999. There were no direct borrowings outstanding under the Facility as of September 30, 1999.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance and its subsidiaries have available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $225,000, of which $200,000 is committed, to fund its mortgage origination activities. There was $168,219 outstanding under this facility at September 30, 1999. The current facility expires in September 2000. NVR Finance also currently has available an aggregate of $75,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There was an aggregate of $21,205 outstanding under the gestation and repurchase agreement at September 30, 1999.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

     During the nine months ended September 30, 1999, the Company repurchased approximately 1,724,000 shares of its common stock at an aggregate purchase price of $87,542. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

                                    Part II
                                    -------
Item 1.     Legal Proceeding
------

     During April 1999, NVR was served with a lawsuit filed in the United States District Court in Baltimore by a group of homeowners who purchased homes in a community in Howard County, Maryland. The suit alleges violation of certain Federal environmental laws, as well as State consumer protection and nuisance statutes relating to the alleged failure of NVR to disclose to its purchasers that their homes were built on a site formerly used as an unlicensed landfill. The developer of the property and another homebuilder are also named as defendants in the action. The plaintiffs are seeking injunctive relief and damages of approximately $75,000,000. The Company believes that it has valid defenses to the plaintiffs' claims and intends to vigorously defend the case. Accordingly, the income statements for the three and nine month periods ended September 30, 1999, included in the accompanying financial statements to this Quarterly Report on Form 10-Q, do not include a loss contingency related to this lawsuit. No assurances can be given, however, regarding the risk or range of possible loss to the Company, if any.

Item 6.     Exhibits and Reports on Form 8-K
------

            a.   11.  Computation of Earnings per Share.

            b.   27.  Financial Data Schedule

            c. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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



November 2, 1999               NVR, Inc.



                               By: /s/ Paul C. Saville
                                   -------------------
                                   Paul C. Saville
                                   Senior Vice President Finance,
                                   Chief Financial Officer, and Treasurer