Form 10-K405
period 1999-12-31
NVR INC
filed 2000-03-08
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
           (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from ____ to _______________

                        Commission file number 1-12378

                                   NVR, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Virginia                                                  54-1394360
--------------------------------------------------------------     -----------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS employer identification number)

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

          Securities registered pursuant to Section 12(b) of the Act:
        --------------------------------------------------------------

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common stock, par value $0.01 per share             American Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None
       -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of February 15, 2000 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on such date was approximately $368.9 million. As of February 15, 2000 there were 9,521,856 total shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2000 are incorporated by reference into Part III of this report.

                              Page 1 of 142 pages
                     The Exhibit Index begins on page 18.

                                     INDEX

     PART I                                                                                 Page
     ------                                                                                 ----
     Item 1.   Business...................................................................   3
     Item 2.   Properties.................................................................   6
     Item 3.   Legal Proceedings..........................................................   6
     Item 4.   Submission of Matters to a Vote of Security Holders........................   6
               Executive Officers of the Registrant.......................................   7

     PART II
     -------

     Item 5.   Market for Registrants' Common Equity and Related Shareholder Matters......   7
     Item 6.   Selected Financial Data....................................................   8
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................   9
     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..................  14
     Item 8.   Financial Statements and Supplementary Data................................  17
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................................  17

     PART III
     --------

     Item 10.  Directors and Executive Officers of the Registrant.........................  17
     Item 11.  Executive Compensation.....................................................  17
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.............  17
     Item 13.  Certain Relationships and Related Transactions.............................  17

     PART IV
     -------

     Item 14.  Exhibits and Reports on Form 8-K...........................................  18

                                    PART I
                                    ------
Item 1.  Business
-------  --------

General

     NVR, Inc. ("NVR") was formed in 1980 as NVHomes, Inc. NVR operates in two business segments: 1) the construction and marketing of homes and 2) mortgage banking. The Company conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc. The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance"), and First Republic Mortgage Corporation ("First Republic"), a wholly owned subsidiary of NVR Finance acquired during the first quarter of 1999. Unless the context otherwise requires, references to "NVR" include its subsidiaries.

     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived an aggregate of approximately 62% and 63% of its 1999 and 1998 homebuilding revenues, respectively. NVR's homebuilding operations construct and sell single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built only in the Nashville, Tennessee metropolitan area. The Ryan Homes' and Fox Ridge Homes' products are moderately priced and marketed primarily towards first-time buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up buyers. In 1999, the average price of a unit settled by NVR was approximately $208,000.

     NVR obtains land for homebuilding by acquiring control over finished building lots through option contracts with land developers that require forfeitable deposits. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership. NVR generally seeks to maintain control over an inventory of lots sufficient to provide for the next 18 to 24 months of projected home sales, based upon projected sales volumes in the various communities in which it operates.

     In addition to building and selling homes, NVR provides a number of mortgage-related services through its national mortgage banking operations, which operate in 12 states. NVR's mortgage banking business generates revenues primarily from origination fees, gains on marketing of loans, title fees, and sales of servicing rights. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 39% of the aggregate dollar amount of loans closed in 1999. In 1999, NVR's mortgage banking business closed approximately 21,900 loans with an aggregate principal amount of approximately $2.9 billion. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets. The total servicing portfolio balance at December 31, 1999 was approximately $220 million in principal amounts of loans serviced.

     Segment information for NVR's homebuilding and mortgage banking businesses is included in note 2 to NVR's consolidated financial statements.

Homebuilding

     Products

     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs which have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from approximately 985 to 5,400 square feet, with two to five bedrooms, and are priced from approximately $80,000 to $890,000.

     Markets

     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                        Contracts for Sale
                              Settlements             (Net of Cancellations)
                         Year Ended December 31,      Year Ended December 31,
                        -----------------------       -----------------------
Region                   1999      1998    1997        1999     1998    1997
------                   -----     -----  -----        -----    -----  -----
Washington/Baltimore     5,073     4,358  3,774        5,215    5,165  4,084
Other (1)                4,243     3,264  2,333        4,463    3,835  2,602
                         -----     -----  -----        -----    -----  -----
Total                    9,316     7,622  6,107        9,678    9,000  6,686
                         =====     =====  =====        =====    =====  =====

(1) Includes Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Tennessee, Delaware and Richmond, Virginia.

     Construction

     Independent subcontractors under fixed-price contracts perform construction work on NVR's homes. The subcontractors' work is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors representing the building trades in its various markets and is dependent neither on any single subcontractor nor on a small number of subcontractors.

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

     Regulation

     NVR and its subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with its construction and sales activities. All of these regulations have increased the cost required to market NVR's products. Counties and cities in which NVR builds homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on NVR's construction activities. However, there is no assurance that such restrictions will not adversely affect NVR in the future.

     Competition, Market Factors and Seasonality

     The housing industry is highly competitive. NVR competes with numerous homebuilders of varying size, ranging from local to national in scope. The Company also faces competition from the home resale market. NVR's homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. NVR's homebuilding operations historically have been one of the market leaders in each of the markets where NVR operates.

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

     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly owned subsidiary, NVR Finance, is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. NVR's mortgage banking operations sell all originated mortgage servicing rights on a flow basis. The size of its servicing portfolio was approximately $220 million in principal amount of loans being serviced at the end of 1999 compared to approximately $261 million at December 31, 1998.

     Mortgage-Backed Securities

     NVR's limited purpose subsidiary ("Limited-Purpose Financing Subsidiary") was organized to facilitate the financing of long-term mortgage loans through the sale of bonds collateralized by mortgage-backed securities, including certificates guaranteed as to the full and timely payment of principal and interest by FNMA, and certificates guaranteed as to payment of principal and interest by GNMA and FHLMC. There have been no bonds issued since 1988. Only one series of bonds issued remains outstanding. The remaining series has an early call feature that will allow NVR to retire the bonds at NVR's option in October, 2001.

     Competition and Market Factors

     NVR's mortgage banking operations operate through 31 offices in 12 states. Their main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

     Regulation

     NVR Finance is an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, and is subject to all of those agencies' rules and regulations. These rules and regulations restrict certain activities of NVR Finance. NVR Finance is currently eligible and expects to remain eligible to participate in such programs; however, any significant impairment of its eligibility could have a material adverse impact on its operations. In addition, NVR Finance is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

Employees

     At December 31, 1999, NVR employed 3,459 full-time persons, of whom 1,010 were officers and management personnel, 185 were technical and construction personnel, 950 were sales personnel, 534 were administrative personnel and 780 were engaged in various other service and labor activities. None of the Company's employees are subject to a collective bargaining agreement and the Company has never experienced a work stoppage. Management believes that its employee relations are good.

Item 2.  Properties
-------  ----------

     NVR's executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one-half year term expiring in March 2005.

     NVR's manufacturing facilities are located in Thurmont, Maryland; Farmington, New York; Clover, South Carolina; Darlington, Pennsylvania; and Portland, Tennessee. NVR has leased the Thurmont and Farmington manufacturing facilities for a term expiring in 2014 with various options for extension of the leases and for the purchase of the facilities. The Clover, Darlington and Portland leases expire in 2002, 2005 and 2004, respectively, and also contain various options for extensions of the leases and for the purchase of the facilities.

     NVR also leases office space in 71 locations in 14 states for field offices, mortgage banking and title services branches under leases expiring at various times through 2009. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3.  Legal Proceedings
-------  -----------------

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

     Except as otherwise noted, NVR is not involved in any legal proceedings that are likely to have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

     During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant

     Name                  Age                   Positions
     ----                  ---                   ---------
     Dwight C. Schar       58  Chairman of the Board, President and Chief
                               Executive Officer of NVR
     William J. Inman      52  President of NVR Mortgage Finance, Inc.
     James M. Sack         49  Vice President, Secretary and General Counsel of
                               NVR
     Paul C. Saville       44  Senior Vice President Finance and Chief Financial
                               Officer of NVR
     Dennis M. Seremet     44  Vice President and Controller of NVR

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

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
-------  ----------------------------------------------------------------------

     NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 1999 and 1998 as reported by the AMEX.

                                             HIGH      LOW
                                           --------   -------
     Prices per Share:

          1998:

               First Quarter  .......        33-3/4    22-5/16
               Second Quarter .......        41-1/4    31-3/16
               Third Quarter  .......            46    32-3/8
               Fourth Quarter .......      47-11/16    24-7/8

          1999:

               First Quarter  .......            47         41
               Second Quarter .......       52-3/16   41-15/16
               Third Quarter  .......      57-13/16     50-4/8
               Fourth Quarter .......        50-7/8         38

     As of the close of business on February 15, 2000, there were 904 shareholders of record.

     NVR has not paid any cash dividends on its shares of common stock during the years 1999 or 1998. NVR's bank indebtedness and the indenture governing NVR's 8% Senior Notes due 2005 contain restrictions on the ability of NVR to pay dividends on its common stock. See note 6 to the financial statements for a detailed description of the Senior Note restrictions.

Item 6. Selected Financial Data (dollars in thousands, except per share amounts)
------- -----------------------

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

                                                                     Year Ended December 31
                                       -------------------------------------------------------------------------
                                           1999          1998            1997              1996        1995
                                           ----          ----            ----              ----        -----
Consolidated Income Statement Data:
Homebuilding data:
 Revenues                              $1,942,660     $1,504,744      $1,154,022       $1,045,930    $ 869,119
 Gross profit                             331,933        230,929         158,167          139,675      118,084
Mortgage Banking data:
 Mortgage banking fees                     48,122         42,703          25,946           24,029       26,297
 Interest income                           13,556          9,861           6,415            5,351        4,744
 Interest expense                           7,504          6,120           3,544            2,249        2,090
Consolidated data:
 Income before extraordinary
  loss                                 $  108,881     $   66,107      $   28,879       $   25,781    $  16,400
 Income before extraordinary
  loss per diluted share (1)           $     9.01     $     4.97      $     2.18       $     1.70    $    1.06

                                                                      December 31
                                       -------------------------------------------------------------------------
                                           1999          1998            1997              1996        1995
                                           ----          ----            ----              ----        -----
Consolidated Balance Sheet Data:
 Homebuilding inventory                $  323,455     $  288,638      $  224,041       $  171,693    $ 154,713
 Total assets                             767,281        724,359         564,621          501,165      513,598
 Notes and loans payable                  278,133        320,337         248,138          201,592      221,295
 Equity                                   200,640        165,719         144,640          152,010      146,180
 Cash dividends per share                       -              -               -                -            -

(1) For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, income from continuing operations per diluted share was computed based on 12,088,388, 13,300,064, 13,244,677, 15,137,009 and 15,405,263 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding at each relevant date. The weighted average number of shares and share equivalents were calculated based upon the requirements of SFAS No. 128, Earnings per Share, for all periods presented and represent the shares and share equivalents used to calculate diluted earnings per share before extraordinary losses.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations (dollars in thousands except per share data)
         ---------------------------------------------------------

A Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Form 10-K, as well as statements made by the Company in periodic press releases or other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, certain conditions in financial markets and other factors over which the Company has little or no control.

Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. The results of these two segments are discussed separately below. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

     Effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly owned mortgage banking holding company, into the Company. The Company now conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc ("Fox Ridge"). The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance"), and First Republic Mortgage Corporation ("First Republic"), a wholly owned subsidiary of NVR Finance.

Homebuilding Segment

     Homebuilding revenues for 1999 increased 29% to $1,942,660 compared to revenues of $1,504,744 in 1998. The increase in revenues was primarily due to a 22% increase in the number of homes settled to 9,316 in 1999 from 7,622 in 1998, and to a 6% increase in the average settlement price to $207.7 in 1999 from $196.4 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 period as compared to the beginning of the same 1998 period. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders for 1999 increased by 8% to 9,678 units compared with 9,000 units for 1998. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington area.

     Homebuilding revenues for 1998 increased 30% to $1,504,744 from $1,154,022 in 1997. The increase in revenues was primarily due to a 25% increase in the number of homes settled to 7,622 units in 1998 from 6,107 units in 1997 and to a 5% increase in the average settlement price to $196.4 in 1998 from $187.7 in

1997. New orders for 1998 increased 35% to 9,000 units compared with 6,686 units in 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year, and to a lesser extent, new orders generated by Fox Ridge, acquired by the Company during the fourth quarter of 1997.

     Gross profit margins for 1999 increased to 17.1% compared to 15.3% for 1998. The increase in gross profit margins was due to favorable market conditions that existed in the first half of 1999, which provided the Company the opportunity to increase selling prices in certain of its markets during that time, and to the Company's continued emphasis on controlling construction costs. In addition, the Company increased the sales and settlement pace per community, which resulted in a better leverage of fixed costs. Gross profit margins increased to 15.3% in 1998 compared to 13.7% in 1997. The increase in gross profit margins from that experienced in 1997 was primarily attributable to the continuing favorable market conditions, improved margins in the Company's expansion markets and the Company's continued emphasis on controlling construction costs.

     SG&A expenses for 1999 increased $27,433 as compared to 1998, but as a percentage of revenues decreased to 7.2% from 7.5%. Approximately $15,000 of the increase in SG&A expenses is due to a net period to period increase for compensation cost attributable to management incentive plans (see below). The increase in SG&A dollars is also attributable to the aforementioned increase in revenues. SG&A expenses for 1998 increased $26,098 to $113,329 from $87,231 in 1997, but as a percentage of revenues fell to 7.5% in 1998 from 7.6% in 1997. The increase in SG&A dollars was due primarily to the aforementioned increase in revenues, a net year to year increase for certain management incentive plans and to increased costs incurred in the Company's expansion markets.

     The final 394,000 shares granted under the 1994 Management Incentive Plan (the "Plan"), a variable stock award plan adopted by the Board of Directors pursuant to the Company's 1993 Plan of Reorganization, vested during 1999. The non-cash, compensation cost recognized in SG&A relative to the Plan totaled $18,670, $9,081 and $7,986 for the years end December 31, 1999, 1998 and 1997, respectively. Also, in the current year the Company accrued approximately $7,900 in compensation cost related to the 1998 High Performance Plan ("High Performance Plan"), a long-term, cash based incentive plan in which certain members of the Company's senior management participate. Benefits earned under the High Performance Plan, if any, are based on a variable calculation of the growth in earnings per share for a three-year measurement period ending on
December 31, 2001 over a base year earnings per share.   Amounts earned, if any,
under the High Performance Plan will be paid to participants in three installments in 2003, 2004 and 2005, based upon their continued employment. Because of the variability of the benefit calculation, compensation cost relative to the High Performance Plan could be materially different in future years than that recognized in 1999.

     Backlog units and dollars were 4,935 and $1,137,332, respectively, at December 31, 1999 compared to backlog units of 4,573 and dollars of $958,757 at December 31, 1998. The increase in backlog dollars and units was due to a 2% increase in new orders for the six-month period ended December 31, 1999 compared to the same 1998 period, and to a slower backlog turn. The dollar increase is also due to an 8% increase in the average selling price comparing the same six-month periods. Backlog units and dollars were 4,573 and $958,757, respectively, at December 31, 1998 compared to backlog units of 3,195 and dollars of $623,705 at December 31, 1997. The increase in backlog dollars and units was primarily due to a 31% increase in new orders for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a meaningful comparison of operating performance of the homebuilding segment because it excludes the amortization of certain intangible assets and non-cash compensation cost related to the Plan. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

Calculation of Homebuilding EBITDA:
                                                    Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 --------   --------   -------
     Operating income                            $185,629   $111,927   $65,533
     Depreciation                                   3,387      3,490     3,588
     Amortization of excess reorganization
      value/goodwill                                7,254      7,547     6,635
     Non-cash Plan compensation cost               18,670      9,081     7,986
                                                 --------   --------   -------
     Homebuilding EBITDA                         $214,940   $132,045   $83,742
                                                 ========   ========   =======
     % of Homebuilding revenues                      11.1%       8.8%      7.3%


     Homebuilding EBITDA in 1999 was 62.8% higher than in 1998, and as a percentage of revenues increased to 11.1% in 1999 from 8.8% in 1998. Homebuilding EBITDA in 1998 was 58% higher than in 1997, and as a percentage of revenues increased to 8.8% in 1998 from 7.3% in 1999.

Mortgage Banking Segment

     Excluding the results of First Republic Mortgage Corporation, the mortgage banking segment generated operating income of $16,045 for the year ended December 31, 1999 compared to operating income of $17,056 and $5,855 during the same periods in 1998 and 1997. Total loan closings were $2,911,865, $2,717,456 and $1,485,763 during the respective periods of 1999, 1998 and 1997. Approximately $450,178 of the increased loan closing production was the result of loans originated by First Republic, which was acquired by the Company in March 1999 (see below for additional information regarding the acquisition). Excluding the origination activity of First Republic, loan origination activity for 1999 decreased 9% compared to 1998, and increased 66% when compared to 1997. Including the results of First Republic, operating income for 1999 was $14,752.

     Mortgage banking fees in 1999 were $48,122 compared to $42,703 in 1998, representing an increase of $5,419, or 13%, from the overall 7% increase in loan closing volume. An increase in builder related and other retail loan origination activity offset the sharp reduction in wholesale refinance activity experienced by the Company during the second half of 1999. This shift in product mix had a favorable impact on mortgage banking fees. However, due to increased price competition, the Company realized lower margins on the sale of loans. The increased revenues were offset by higher general and administrative expenses primarily due to ongoing incremental overhead of First Republic and, to a lesser extent, costs incurred for the implementation of the Company's new loan origination system. In response to declining market conditions, the Company commenced a plan to close four of its mortgage origination branches and to exit the wholesale origination business. As a result of the plan, the Company accrued approximately $650 in office closure expenses during the fourth quarter of 1999.

     Mortgage banking fees in 1998 were $42,703 compared to $25,946 in 1997.
The increase is primarily due to the increased mortgage loan closings and higher title services revenues. Partially offsetting this increase in mortgage banking fees were volume-related increases in SG&A expenses.

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

Effective Tax Rate

     The merger of NVR Homes, Inc and NVR Financial Services, Inc. into the Company on September 30, 1998 allowed the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company realized a $3,300 tax benefit during 1998. The use of the SRLY NOL, coupled with higher taxable income relative to fixed permanent differences, reduced the Company's 1998 effective tax rate to 40.1% from 46.4% in 1997. The 1999 effective tax rate of 41.2% remained low as compared to the 1997 effective tax rate of 46.4% due to higher taxable income relative to NVR's permanent differences, primarily the amortization of reorganization value in excess of amounts allocable to identifiable assets and non-deductible compensation.

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

Year 2000 Issue

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the NVR's software or hardware or that of government entities, service providers and vendors.

     With the assistance of a consulting firm, NVR completed its assessment of exposure to Year 2000 Issues and successfully remediated areas of exposure in both its homebuilding and mortgage banking segments prior to December 31, 1999. Total expenditures for Year 2000 Issue costs equaled approximately $5,500. To the date of this report, NVR has not encountered any business interruptions or adverse financial consequences related to the Year 2000 Issue. However, there can be no assurances that the Company will not encounter material business interruptions or adverse financial consequences subsequent to the date of this report.

Liquidity and Capital Resources

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility. In September 1998, NVR, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). The Facility expires on May 31, 2002, and bears interest at the election of the Company at i) the base rate of interest announced by the Facility agent, or ii) 1.35% above the Eurodollar rate. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $12,542 was outstanding at December 31, 1999. There were no direct borrowings outstanding under the Facility as of December 31, 1999.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance has available a $225,000 mortgage warehouse facility, of which $200,000 is committed, to fund its mortgage origination activities, under which $107,588 was outstanding at December 31, 1999. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus either 1.25% or 1.75% depending on the type of collateral, or (ii) 1.25% or 1.75% to the extent that NVR Finance provides compensating balances and depending on the type of collateral. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit line was 5.8% during 1999. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $175,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The weighted average interest rate for amounts outstanding under these uncommitted facilities was 5.5% during 1999. There was an aggregate of $17,363 outstanding under such gestation and repurchase agreements at December 31, 1999.

     On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 1999, an aggregate principal balance of $225,000 was available for issuance under the shelf registration statement.

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

     Through a tender offer commenced on April 21, 1998 and completed on May 18, 1998, various open market purchases throughout 1998 and a contractual call exercised on December 1, 1998, the Company repurchased all of the $120,000 in aggregate principal outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Senior Notes were retired upon purchase. The amount of funds expended to complete the Senior Note repurchase totaled $129,345, excluding accrued interest, and resulted in the recognition of an extraordinary loss of $7,126, net of a $4,461 tax benefit, ($0.54 per diluted share) in the accompanying 1998 consolidated income statements.

     During December 1998, the Company exercised its option to purchase two office buildings currently utilized by NVR for certain administrative functions of both its homebuilding and mortgage banking segments, thereby extinguishing the Company's obligations under the capital lease pertaining to these buildings. The Company expended funds of $12,295, excluding accrued interest, to extinguish the capital lease obligation and recognized an additional extraordinary loss of $2,275, net of a $1,424 tax benefit, ($0.17 per diluted share) in the accompanying 1998 consolidated income statements. During 1999, the Company sold both buildings to an unrelated third party and leased back one of the buildings under an operating lease for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

          NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $11,500 as of December 31, 1999, that were so restricted.

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 1999, NVR's operating activities provided cash of $215,353 for this period. The cash was provided primarily by homebuilding operations and by the excess of loan sale proceeds over cash expended to close mortgage loans with customers.

     Net cash provided by investing activities was $26,095 for the year ended December 31, 1999. The primary source of cash was the proceeds from the sale of mortgage servicing rights. Cash of $3,697 (net of cash acquired) was also used to acquire First Republic in March of 1999 (see below).

     Net cash used for financing activities was $220,826 for the year ended December 31, 1999. Cash was primarily used for NVR's purchase of approximately
2.0 million shares of its common stock for an aggregate purchase price of $101,765 during the year ended December 31, 1999. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements. NVR also had net repayments under the mortgage banking credit lines of $116,136.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

Business Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Finance, NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic Mortgage Corporation for approximately $5,300 in cash. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and
Washington Metropolitan area.   NVRMA accounted for this acquisition using the
purchase method, and the operations of the acquired business have been included in NVR's consolidated financial statements for 1999 beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 5 years.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Though the Company faces and manages other types of risk, such as credit and liquidity risks, the Company's market risk arises from interest rate risk inherent in its financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. In addition, lower interest rates tend to increase demand for mortgage loans for home purchasers, as well as for the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. The Company has no market rate sensitive instruments held for speculative or trading purposes.

     The Company's mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are generally sold through optional and mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment's loan portfolio is held for sale.

     Profitability of the mortgage banking segment may be directly affected by the levels of and fluctuations in interest rates, which affect the mortgage banking segment's ability to earn a spread between interest received on its mortgage loans held for sale and the costs of borrowings under the Company's variable-rate warehouse line of credit and uncommitted repurchase and gestation facilities. The profitability of the mortgage banking segment is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the ability of the Company to originate mortgage loans and would reduce the value of mortgage loans held for sale. A substantial decline in interest rates could also impair the value of any capitalized mortgage servicing rights. The Company's current risk management strategy involves selling all originated mortgage servicing rights on a flow basis. The Company has $3,384 of capitalized mortgage servicing rights as of December 31, 1999, with a fair value at December 31, 1999 of $3,828.

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

     There were mortgage loan commitments aggregating approximately $120,716 outstanding at December 31, 1999, with a fair value at December 31, 1999 of $120,914. Since certain of the commitments are expected to expire without a loan closing, the total contractual amounts do not necessarily represent future cash requirements. Collateral for loans granted is obtained by a first mortgage security interest in real estate whose appraised values exceed the contractual amount of the commitment.

     The Company enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities and whole loans at specific prices and dates to broker/dealers and secondary market investors. The Company has established policies governing which broker/dealers can be used to conduct these activities. Market risk with respect to forward contracts arises from changes in the value
of contractual positions due to fluctuations in interest rates.   The Company
limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with investors and broker/dealers. In the event that the Company has forward delivery contract commitments in excess of available mortgage-backed securities, the Company completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVR has no market risk associated with optional delivery contracts because NVR has the right but not the obligation to deliver mortgage backed securities and whole loans to investors and broker/dealers under these contracts. There were open forward delivery contracts to sell loans to third party investors aggregating approximately $198,131 at December 31, 1999, with a fair value at December 31, 1999 of $198,181.

     The Company's homebuilding segment generates operating liquidity and acquisitions of capital assets through fixed-rate and variable-rate debt. The homebuilding segment's primary variable-rate debt is a Working Capital Credit facility that currently provides for unsecured borrowings up to $100,000 (of which $60,000 is committed), subject to certain borrowing base limitations. The working capital credit facility expires May 31, 2002 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Working Capital Credit facility agent or (ii) 1.35% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility was 6.5% for the year ended 1999. There were no amounts outstanding under the Working Capital Credit facility at December 31, 1999.

     The following table represents contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 1999. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because the Company sells all of the mortgage loans it originates into the secondary markets, the Company has made the assumption that the portfolio of mortgage loans held for sale will mature in
the first year.   Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

                              Maturities (000's)
                              ------------------

                                                                                                                         Fair
                                                2000        2001    2002      2003      2004   Thereafter     Total      Value
                                                ----        ----    ----      ----      ----   ----------     -----      -----
Mortgage banking segment
------------------------
Interest rate sensitive assets:
 Mortgage loans held for sale                  136,311        -        -        -          -         -       136,311     137,209
  Average interest rate                            8.8%       -        -        -          -         -           8.8%

Interest rate sensitive liabilities:
 Variable rate warehouse line of credit        107,588        -        -        -          -         -       107,588     107,588
Average interest rate (a)                          5.8%       -        -        -          -         -           5.8%
 Variable rate repurchase agreements            17,363        -        -        -          -         -        17,363      17,363
  Average interest rate                            5.5%       -        -        -          -         -           5.5%
 Fixed rate capital lease obligations              448      201      106       93          -         -           848         848
  Average interest rate                            9.4%     7.9%     6.4%     6.4%         -         -           8.4%

Homebuilding segment
--------------------
Interest rate sensitive assets:
 Interest-bearing deposits                      45,000        -        -        -          -         -        45,000      45,000
  Average interest rate                            4.0%       -        -        -          -         -           4.0%

Interest rate sensitive liabilities:
 Variable rate working capital line of credit        -        -        -        -          -         -             -           -
  Average interest rate                              -        -        -        -          -         -             -
 Variable rate notes payable                     2,070        -        -        -          -         -         2,070        2,070
  Average interest rate                            6.9%       -        -        -          -         -           6.9%
 Fixed rate obligations (b)                        271      333      313      331        372   148,644       150,264      141,927
  Average interest rate                            8.1%     8.1%     8.1%     8.1%       8.1%      8.1%          8.1%

(a) Average interest rate is net of credits received for compensating cash balances.
(b) The $148,644 maturing after 2004 includes $145,000 of the Company's 8% Senior Notes due June 2005.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

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

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

     Item 10 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2000. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

Item 11. Executive Compensation.
-------- -----------------------

     Item 11 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     Item 12 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

     Item 13 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

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

   **10.1 Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 1996.

   **10.3 Executive Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 1995.

   **10.5 Employment Agreement between NVR, Inc. and William J. Inman dated November 13, 1995.

    *10.6 Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. and US Bank National Association., as Agent, and the other lenders party thereto.

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

     10.8 NVR, Inc. Directors Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.11 in NVR, Inc.'s 1993 Registration Statement.

     10.9 NVR, Inc. Management Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 in NVR, Inc.'s 1993 Registration Statement.

   **10.19     Employee Stock Ownership Plan of NVR, Inc.

   **10.22     NVR, Inc. 1994 Management Equity Incentive Plan.

     10.23 NVR, Inc. 1998 Management Long-Term Stock Option Plan. Incorporated by reference to Exhibit 4 of NVR, Inc.'s Form S-8 Registration Statement filed June 4, 1999.

     10.24 NVR, Inc. 1998 Directors' Long-Term Stock Option Plan. Incorporated by reference to Exhibit 4 of NVR, Inc.'s Form S-8 Registration Statement filed June 4, 1999.

     10.26 NVR, Inc. Management Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

     10.27 NVR, Inc. Directors' Long-Term Stock Option Plan. Incorporated by reference to Exhibit 99.3 of NVR, Inc.'s Form S-8 Registration Statement filed May 31, 1996.

   **10.29 Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, Inc. as borrower and Certain Banks and BankBoston, as Agent for itself and Certain Banks.

   **10.30 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996.

    *10.31 NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999.

   **10.32 Whole Loan Purchase and Sale Agreement between NVR Mortgage Finance, Inc., as seller, and Prudential Securities Realty Funding Corporation, as Purchaser, dated as of August 11, 1997.

   **10.33 Mortgage Loan Purchase and Sale Agreement dated as of January 15, 1997 between Prudential Securities Realty Funding Corporation and NVR Mortgage Finance, Inc.

    **10.34 Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Mortgage Finance, Inc., dated as of July 22, 1998

     *11       Computation of Earnings per Share

     *21       NVR, Inc. Subsidiaries.

     *23       Consent of KPMG LLP (independent auditors).

     *27       Financial Data Schedule

* Filed herewith.
**   Contained in a previously filed Annual Report on Form 10-K.

_________________

Reports on Form 8-K

No reports on Form 8-K were filed by NVR during the last quarter covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NVR, Inc.


                                 By:  /s/ Dwight C. Schar
                                    ---------------------------
                                          Dwight C. Schar
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Dated:  March 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                  Date
---------                               -----                  ----

                              Chairman of the Board
                              of Directors, President and
/s/ Dwight C. Schar           Chief Executive Officer
----------------------------
Dwight C. Schar               (Principal Executive Officer)  March 8, 2000


/s/ C. Scott Bartlett, Jr.    Director
----------------------------
C. Scott Bartlett, Jr.                                       March 8, 2000


/s/ Manuel H Johnson          Director
----------------------------
Manuel H. Johnson                                            March 8, 2000


/s/ William A. Moran          Director
----------------------------
William A. Moran                                             March 8, 2000


/s/ Richard H. Norair, Sr.    Director
----------------------------
Richard H. Norair, Sr.                                       March 8, 2000


/s/ David A. Preiser          Director
----------------------------
David A. Preiser                                             March 8, 2000


/s/ George E. Slye            Director
----------------------------
George E. Slye                                               March 8, 2000


/s/ John M. Toups             Director
----------------------------
John M. Toups                                                March 8, 2000


                              Senior Vice President,
                              Chief Financial Officer and
/s/ Paul C. Saville           Treasurer                      March 8, 2000
----------------------------
Paul C. Saville

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Shareholders
NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

McLean, Virginia
February 2, 2000

                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                          December 31,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
ASSETS

   Homebuilding:
      Cash and cash equivalents                        $ 77,968  $ 59,118
      Receivables                                         2,171     1,515
      Inventory:
       Lots and housing units, covered under
         sales agreements with customers                276,193   236,447
       Unsold lots and housing units                     37,573    45,478
       Manufacturing materials and other                  9,689     6,713
                                                       --------  --------
                                                        323,455   288,638

      Property, plant and equipment, net                 13,114    16,663
      Reorganization value in excess of amounts
       allocable to identifiable assets, net             53,901    60,062
      Goodwill, net                                       8,566     9,659
      Contract land deposits                             62,784    40,699
      Other assets                                       49,776    41,301
                                                       --------  --------

                                                        591,735   517,655
                                                       --------  --------

   Mortgage Banking:
      Cash and cash equivalents                          11,158     9,386
      Mortgage loans held for sale, net                 136,311   178,695
      Mortgage servicing rights, net                      3,384     3,680
      Property and equipment, net                         4,239       934
      Reorganization value in excess of amounts
       allocable to identifiable assets, net              9,523    10,611
      Goodwill, net                                       2,739         -
      Other assets                                        8,192     3,398
                                                       --------  --------

                                                        175,546   206,704
                                                       --------  --------

        Total assets                                   $767,281  $724,359
                                                       ========  ========

                                                    (Continued)

                See notes to consolidated financial statements.

                                   NVR, Inc.
                    Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)

                                                            December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

       Homebuilding:
          Accounts payable                             $  98,322   $  88,272
          Accrued expenses and other liabilities         125,172     103,683
          Customer deposits                               50,348      34,639
          Notes payable                                    2,128       4,054
          Other term debt                                  5,206       5,434
          Senior notes                                   145,000     145,000
                                                       ---------   ---------
                                                         426,176     381,082
                                                       ---------   ---------
       Mortgage Banking:
          Accounts payable and other liabilities          14,666      11,709
          Notes payable                                  125,799     165,849
                                                       ---------   ---------
                                                         140,465     177,558
                                                       ---------   ---------


           Total liabilities                             566,641     558,640
                                                       ---------   ---------

       Commitments and contingencies

       Shareholders' equity:
          Common stock, $0.01 par value; 60,000,000
           shares authorized; 20,614,855 and
           20,190,971 shares issued
           for 1999 and 1998, respectively                   204         202
          Additional paid-in-capital                     196,654     174,173
          Retained earnings                              241,564     132,683
          Less treasury stock at cost - 11,443,247
           and 9,805,132 shares at December 31,
           1999 and 1998, respectively                  (237,782)   (141,339)
                                                       ---------   ---------
           Total shareholders' equity                    200,640     165,719
                                                       ---------   ---------
              Total liabilities and shareholders'
              equity                                   $ 767,281   $ 724,359
                                                       =========   =========

                See notes to consolidated financial statements.

                                   NVR, Inc.
                       Consolidated Statements of Income
                   (dollars in thousands, except share data)

                                                 Year Ended          Year Ended          Year Ended
                                             December 31, 1999   December 31, 1998   December 31, 1997
                                             ------------------  ------------------  ------------------
Homebuilding:
 Revenues                                          $ 1,942,660         $ 1,504,744          $1,154,022
 Other income                                            1,712               1,874               1,232
 Cost of sales                                      (1,610,727)         (1,273,815)           (995,855)
 Selling, general and administrative                  (140,762)           (113,329)            (87,231)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                          (7,254)             (7,547)             (6,635)
                                                   -----------         -----------          ----------
  Operating income                                     185,629             111,927              65,533
 Interest expense                                      (13,533)            (17,528)            (16,410)
                                                   -----------         -----------          ----------
  Homebuilding income                                  172,096              94,399              49,123

Mortgage Banking:
 Mortgage banking fees                                  48,122              42,703              25,946
 Interest income                                        13,556               9,861               6,415
 Other income                                              598                 634                 674
 General and administrative                            (40,020)            (30,022)            (23,636)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                          (1,636)             (1,088)             (1,088)
 Interest expense                                       (7,504)             (6,120)             (3,544)
                                                   -----------         -----------          ----------
  Operating income                                      13,116              15,968               4,767

Total segment income                                   185,212             110,367              53,890

Income tax expense                                     (76,331)            (44,260)            (25,011)
                                                   -----------         -----------          ----------
Income before extraordinary loss                       108,881              66,107              28,879
Extraordinary loss-extinguishment of debt
 (net of tax benefit of $5,885)                              -              (9,401)                  -
                                                   -----------         -----------          ----------
Net income                                         $   108,881         $    56,706          $   28,879
                                                   ===========         ===========          ==========

Basic earnings per share:
 Income before extraordinary loss                  $     10.69         $      5.94          $     2.44
 Extraordinary loss                                          -               (0.84)                  -
                                                   -----------         -----------          ----------
 Basic earnings per share                          $     10.69         $      5.10          $     2.44
                                                   ===========         ===========          ==========

Diluted earnings per share:
 Income before extraordinary loss                  $      9.01         $      4.97          $     2.18
 Extraordinary loss                                          -               (0.71)                  -
                                                   -----------         -----------          ----------
 Diluted earnings per share                        $      9.01         $      4.26          $     2.18
                                                   ===========         ===========          ==========

                See notes to consolidated financial statements.

                                   NVR, Inc.
                Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)

                                           Additional
                                   Common   Paid-in    Retained   Treasury
                                   Stock    Capital    Earnings    Stock
                                   ------  ----------  --------  ----------
Balance, December 31, 1996           $199    $157,842  $ 47,098  $ (53,129)

 Net income                             -           -    28,879          -
 Purchase of common stock
  for treasury                          -           -         -    (45,545)
 Performance share activity             -       5,580         -      2,406
 Tax benefit from stock options
  exercised                             -         464         -          -
 Option activity                        1         845         -          -
                                   ------    --------  --------  ---------
Balance, December 31, 1997            200     164,731    75,977    (96,268)

 Net income                             -           -    56,706          -
 Purchase of common stock
  for treasury                          -           -         -    (50,199)
 Performance share activity             -       3,953         -      5,128
 Tax benefit from stock options
  exercised                             -       3,744         -          -
 Option activity                        2       1,745         -          -
                                   ------    --------  --------  ---------
Balance, December 31, 1998            202     174,173   132,683   (141,339)

 Net income                             -           -   108,881          -
 Purchase of common stock
  for treasury                          -           -         -   (101,765)
 Performance share activity             -      13,412         -      5,322
 Tax benefit from stock options
  exercised                             -       7,542         -          -
 Option activity                        2       1,527         -          -
                                   ------    --------  --------  ---------
Balance, December 31, 1999           $204    $196,654  $241,564  $(237,782)
                                   ======    ========  ========  =========

                See notes to consolidated financial statements.

                                   NVR, Inc.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                   Year Ended          Year Ended          Year Ended
                                                               December 31, 1999   December 31, 1998   December 31, 1997
                                                               ------------------  ------------------  ------------------
Cash flows from operating activities:
 Net income                                                          $   108,881         $    56,706         $    28,879
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Extraordinary loss - extinguishment of debt                                   -              15,286                   -
 Depreciation and amortization                                            14,727              13,408              13,338
 Gain on sales of loans                                                  (33,807)            (31,071)            (16,731)
 Deferred tax provision                                                  (11,911)            (10,927)               (629)
 Mortgage loans closed                                                (2,911,865)         (2,717,456)         (1,485,763)
 Proceeds from sales of mortgage loans                                 3,027,057           2,655,949           1,450,618
 Gain on sales of mortgage servicing rights                               (2,962)             (1,368)             (1,069)
 Net change in assets and liabilities, net of acquisitions:
  Increase in inventories                                                (34,817)            (64,597)            (31,354)
  (Increase) decrease in receivables                                      (2,517)              2,601                 693
  Increase in accounts payable and
   accrued expenses                                                       57,450              68,815              20,556
 Other, net                                                                5,117               1,003               6,437
                                                                     -----------         -----------         -----------

 Net cash provided (used) by operating activities                        215,353             (11,651)            (15,025)
                                                                     -----------         -----------         -----------

Cash flows from investing activities:
 Proceeds from sales of mortgage-backed securities                             -               9,569              15,126
 Business acquisition, net of cash acquired                               (3,697)                  -             (12,533)
 Purchase of property, plant and equipment                                (9,070)             (3,964)             (3,053)
 Principal payments on mortgage-backed securities                          1,765               5,076               4,190
 Proceeds from sales of mortgage servicing rights                         31,647              27,637              14,199
 Other, net                                                                5,450               1,266               1,236
                                                                     -----------         -----------         -----------

 Net cash provided by investing activities                                26,095              39,584              19,165
                                                                     -----------         -----------         -----------

Cash flows from financing activities:
 Redemption of mortgage-backed bonds                                      (2,300)            (13,341)            (18,019)
 Extinguishment of 11% senior notes                                            -            (129,344)                  -
 Deferred financing fees                                                       -              (2,311)                  -
 Issuance of 8% Senior Notes                                                   -             145,000                   -
 Purchases of treasury stock                                            (101,765)            (50,199)            (45,545)
 Net borrowings (repayments) under notes payable
  and credit lines                                                      (118,290)             43,294              29,523
 Other, net                                                                1,529               1,747                 846
                                                                     -----------         -----------         -----------
 Net cash used by financing activities                                  (220,826)             (5,154)            (33,195)
                                                                     -----------         -----------         -----------

 Net increase (decrease) in cash                                          20,622              22,779             (29,055)
 Cash, beginning of year                                                  68,504              45,725              74,780
                                                                     -----------         -----------         -----------

 Cash, end of year                                                   $    89,126         $    68,504         $    45,725
                                                                     ===========         ===========         ===========

 Supplemental disclosures of cash flow information:
 Interest paid during the year                                       $    21,115         $    24,670         $    21,255
                                                                     ===========         ===========         ===========
 Income taxes paid during the year, net of refunds                   $    78,493         $    43,097         $    23,018
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

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

1.   Summary of Significant Accounting Policies

     Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of NVR, Inc. ("NVR" or "The Company"), its wholly owned subsidiaries and certain partially owned entities. All significant intercompany transactions have been eliminated in consolidation.

     Merger

          Effective September 30, 1998, NVR merged each of NVR Homes, Inc., NVR's wholly owned homebuilding subsidiary, and NVR Financial Services, Inc., NVR's wholly owned mortgage banking holding company, into the Company. The Company now conducts its homebuilding activities both directly and through its wholly owned subsidiary, Fox Ridge Homes, Inc. ("Fox Ridge"). The Company conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance") and First Republic Mortgage Corporation, wholly owned by NVR Finance.

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


     Cash and Cash Equivalents

          Cash and cash equivalents include short-term investments with original maturities of three months or less.

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

     Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 1999 and 1998 was $49,278 and $42,030, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows. Tax benefits realized in subsequent periods related to unrecognized deferred tax assets as of September 30, 1993 are recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets. For the year ended December 31, 1998, $2,852 of such benefits was realized.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


     Goodwill

          The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed is amortized using the straight line method ranging from five to ten years. Accumulated amortization was $2,918 and $1,276 at December 31, 1999 and 1998, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     Mortgage Loans Held for Sale

          Mortgage loans held for sale, forward trade commitments and origination commitments are valued at the lower of cost or market on a net aggregate basis.

     Mortgage-Backed Securities and Mortgage-Backed Bonds

          The Company's consolidated balance sheets for all periods presented reflect its ownership interests in mortgage-backed securities net of the related mortgage-backed bonds as a component of other assets of the mortgage banking segment, and the consolidated statements of income for all periods presented reflect earnings from such interests net of the related interest expense as a component of other income of the mortgage banking segment. All of such interests are at, or are nearing, the end of their economic useful lives, and as such, NVR does not anticipate that such assets will generate significant amounts of income or cash flow in the future. See note 11 for additional information.

     Earnings per Share

          The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997:

                                             Year Ended         Year Ended         Year Ended
                                         December 31, 1999  December 31, 1998  December 31, 1997
                                         -----------------  -----------------  -----------------
     Weighted average number of
      shares outstanding used to
      calculate Basic EPS                       10,189,878         11,131,114         11,838,743

     Dilutive securities:
      Stock Options                              1,898,510          2,168,950          1,405,934
                                                ----------         ----------         ----------

     Weighted average number of
      shares and share equivalents
      outstanding used to calculate
      Diluted EPS                               12,088,388         13,300,064         13,244,677
                                                ==========         ==========         ==========

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

     Financial Instruments

          Except as otherwise noted here and note 4 to the financial statements, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR's 8% Senior Notes due 2005 as of December 31, 1999 and 1998 was $136,663 and $145,508, respectively. The estimated fair values are based on quoted market prices. The carrying value was $145,000 at December 31, 1999 and 1998.

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

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

2.   Segment Information, Nature of Operations, and Certain Concentrations

     NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 62% of its 1999 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in sixteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, Tennessee metropolitan area. The Ryan Homes' and Fox Ridge Homes' products are moderately priced and marketed primarily towards first-time buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up buyers.

     The mortgage banking segment, which operates under NVR Finance, currently includes a national mortgage banking operation and a limited-purpose financing subsidiary (the "Limited-Purpose Financing Subsidiary") which was formed to facilitate the financing of long-term mortgage loans through the sale of non-recourse bonds collateralized by mortgage-backed securities. NVR's mortgage banking business generates revenues primarily from origination fees, gains on marketing of loans, title fees, and sales of servicing rights. A substantial portion of the Company's mortgage operations is conducted in the Washington, D.C and Baltimore, MD metropolitan areas. Although NVR's mortgage banking operations provide financing to a substantial portion of NVR's homebuilding customers, NVR's homebuilding customers accounted for only 39% of the aggregate dollar amount of loans closed in 1999.

     Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Year Ended December 31, 1999
--------------------------------------
                                        Homebuilding    Mortgage Banking      Totals
                                        ------------    ----------------    ----------
Revenues                                  $1,942,660            $ 48,122    $1,990,782  (a)
Interest income                                  141              13,556        13,697  (a)
Interest expense                              13,533               7,504        21,037  (a)
Depreciation and amortization                  3,775               2,062         5,837  (b)
Segment profit                               179,350              14,752       194,102  (b)
Segment assets                               529,268             163,284       692,552  (b)
Expenditures for segment assets                6,465               2,605         9,070  (a)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding   Mortgage Banking      Totals
                                       -------------  -----------------    ---------
Segment depreciation and
  amortization                             $  3,775            $ 2,062     $  5,837
Add:  amortization of excess
  reorganization value and goodwill           7,254              1,636        8,890
                                           --------            -------     --------
Consolidated depreciation and
  amortization                             $ 11,029            $ 3,698     $ 14,727
                                           ========            =======     ========

Segment profit                             $179,350            $14,752     $194,102
Less:  amortization of excess
  reorganization value and goodwill          (7,254)            (1,636)      (8,890)
                                           --------            -------     --------
Consolidated income before income
   taxes                                   $172,096            $13,116     $185,212
                                           ========            =======     ========

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                        Homebuilding  Mortgage Banking      Totals
                                        ------------  ----------------    ----------
Segment assets                            $  529,268          $163,284    $  692,552
Add:  Excess reorganization value
  and goodwill                                62,467            12,262        74,729
                                          ----------          --------    ----------
Total consolidated assets                 $  591,735          $175,546    $  767,281
                                          ==========          ========    ==========

For the Year Ended December 31, 1998
--------------------------------------
                                        Homebuilding  Mortgage Banking     Totals
                                        ------------  ----------------    ----------
Revenues                                  $1,504,744          $ 42,703    $1,547,447  (c)
Interest income                                1,256             9,861        11,117  (c)
Interest expense                              17,528             6,120        23,648  (c)
Depreciation and amortization                  4,166               607         4,773  (d)
Segment profit                               101,946            17,056       119,002  (d)
Segment assets                               447,934           196,093       644,027  (d)
Expenditures for segment assets                3,007               957         3,964  (c)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking     Totals
                                        ----------------------  -----------------  -----------
Segment depreciation and
  amortization                                      $    4,166           $    607   $    4,773
Add:  amortization of excess
  reorganization value and goodwill                      7,547              1,088        8,635
                                                    ----------           --------   ----------
Consolidated depreciation and
  amortization                                      $   11,713           $  1,695   $   13,408
                                                    ==========           ========   ==========

Segment profit                                      $  101,946           $ 17,056   $  119,002
Less:  amortization of excess
  reorganization value and goodwill                     (7,547)            (1,088)      (8,635)
                                                    ----------           --------   ----------
Consolidated income before income
  taxes and extraordinary loss                      $   94,399           $ 15,968   $  110,367
                                                    ==========           ========   ==========

Segment assets                                      $  447,934           $196,093   $  644,027
Add:  Excess reorganization value
  and goodwill                                          69,721             10,611       80,332
                                                    ----------           --------   ----------
Total consolidated assets                           $  517,655           $206,704   $  724,359
                                                    ==========           ========   ==========

For the Year Ended December 31, 1997
--------------------------------------
                                                  Homebuilding   Mortgage Banking     Totals
                                                  ------------   ----------------   ----------
Revenues                                            $1,154,022           $ 25,946   $1,179,968 (e)
Interest income                                            252              6,415        6,667 (e)
Interest expense                                        16,410              3,544       19,954 (e)
Depreciation and amortization                            4,384              1,231        5,615 (f)
Segment profit                                          55,758              5,855       61,613 (f)
Segment assets                                         345,780            127,022      472,802 (f)
Expenditures for segment assets                          2,708                345        3,053 (e)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding   Mortgage Banking    Totals
                                       -------------  -----------------  ---------
Segment depreciation and
  amortization                             $  4,384           $  1,231   $  5,615
Add:  amortization of excess
  reorganization value and goodwill           6,635              1,088      7,723
                                           --------           --------   --------
Consolidated depreciation and
  amortization                             $ 11,019           $  2,319   $ 13,338
                                           ========           ========   ========

Segment profit                             $ 55,758           $  5,855   $ 61,613
Less:  amortization of excess
  reorganization value and goodwill          (6,635)            (1,088)    (7,723)
                                           --------           --------   --------
Consolidated income before income
  taxes                                    $ 49,123           $  4,767   $ 53,890
                                           ========           ========   ========

Segment assets                             $345,780           $127,022   $472,802
Add:  Excess reorganization value
  and goodwill                               80,119             11,700     91,819
                                           --------           --------   --------
Total consolidated assets                  $425,899           $138,722   $564,621
                                           ========           ========   ========

3.   Related Party Transactions

     During 1999, 1998, and 1997, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled approximately $18,700, $13,000 and $8,100 during 1999, 1998 and 1997, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 1999 over the next 18 to 24 months for an aggregate purchase price of approximately $36,000.

     During the years ended December 31, 1999, 1998 and 1997, one of the executive officers of NVR was a partner in a law firm, which billed NVR approximately $471, $441 and $375, respectively, in fees and expenses for legal services.

4.   Loan Servicing Portfolio, Mortgage Loan Commitments and Off-Balance Sheet
Risk

     At December 31, 1999 and 1998, NVR was servicing approximately 2,700 and 3,170 mortgage loans for various investors with aggregate balances of approximately $220,000 and $261,000, respectively.

     At December 31, 1999, NVR had capitalized mortgage servicing rights of $3,384 which related to approximately $218 million of the aggregate $220 million in loans serviced. The mortgage servicing rights associated with the remaining $2 million in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995. At December 31, 1998, NVR had capitalized purchased mortgage servicing rights of $3,680.

     NVR assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the present value of estimated future net servicing cashflows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights was $3,328 and $3,878 at December 31, 1999 and 1998, respectively. The fair value of the mortgage servicing rights not subject to capitalization was $200 and $300 at December 31, 1999 and 1998, respectively. Based on management's estimate of the fair value of the designated strata, the Company has a $175 valuation

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

reserve at December 31, 1999.

     NVR amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the periods ending December 31, 1999, 1998 and 1997 was $306, $484 and $506, respectively.

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

     There were mortgage loan commitments aggregating approximately $120,716 and $235,812 outstanding at December 31, 1999 and 1998, respectively. The fair values of mortgage loan commitments were approximately $120,914 and $236,272 at December 31, 1999 and 1998, respectively. There were open forward delivery contracts aggregating approximately $198,131 and $287,317 at December 31, 1999 and 1998, respectively. The fair values of open forward delivery contracts were approximately $198,181 and $287,528 at December 31, 1999 and 1998, respectively.

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

     NVR enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specific prices and dates to broker/dealers. NVR has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 1999 and 1998 there were no such positions. There were no counterparty default losses on forward contracts in 1999, 1998 or 1997. Market risk with respect to forward contracts arises from changes in the value of
contractual positions due to fluctuations in interest rates.   NVR limits its
exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with broker/dealers. In the event NVR has forward delivery contract commitments in excess of available mortgage-backed securities, NVR completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVR has no market risk associated with optional delivery contracts because NVR has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

5.   Property, Plant and Equipment, net

                                                               December 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
     Homebuilding:
     Office facilities and other                           $  5,992   $ 17,996
     Model home furniture and fixtures                        8,583      6,377
     Manufacturing facilities                                10,330      8,170
     Property under capital leases                            4,234      4,234
                                                           --------   --------
                                                             29,139     36,777
     Less accumulated depreciation and amortization         (16,025)   (20,114)
                                                           --------   --------
                                                           $ 13,114   $ 16,663
                                                           ========   ========
     Mortgage Banking:
     Office facilities and other                           $  8,640   $  3,854
     Less accumulated depreciation and amortization          (4,401)    (2,920)
                                                           --------   --------
                                                           $  4,239   $    934
                                                           ========   ========

     Included in Homebuilding property, plant and equipment are amounts for land totaling $260 and $1,732 at December 31, 1999 and 1998.

     Certain property, plant and equipment listed above are collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 6.

6.   Debt
                                                            December 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
       Homebuilding:
          Notes payable:
          Working capital revolving credit (a)           $      -  $      -
          Other (b)                                         2,128     4,054
                                                         --------  --------
                                                         $  2,128  $  4,054
                                                         ========  ========
          Other term debt:
          Capital lease and financing obligations
           due in monthly installments
           through 2014 (c)                              $  5,206  $  5,434
                                                         ========  ========
          Senior notes (d)                               $145,000  $145,000
                                                         ========  ========
       Mortgage Banking:
          Mortgage warehouse revolving credit (e)        $107,588  $145,496
          Mortgage repurchase facility (f)                 17,363    19,868
          Capital lease and financing
           obligations due in monthly
           installments through 2004 (c)                      848       485
                                                         --------  --------

                                                         $125,799  $165,849
                                                         ========  ========

(a) In September 1998, the Company, as borrower, succeeded to the obligations of NVR Homes, Inc. under the unsecured working capital revolving credit facility as amended and restated (the "Facility"). This Facility currently provides for unsecured borrowings up to $100,000 (of which $60,000 is committed), subject to certain borrowing base limitations, and is generally available to fund working capital needs of NVR's homebuilding segment. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $12,542 and $11,719 were issued at December 31, 1999 and 1998, respectively. The Facility expires May 31, 2002 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Facility agent or (ii) 1.35% above the Eurodollar

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

Rate. The weighted average interest rates for the amounts outstanding under the Facility were 6.5% and 7.2% for 1999 and 1998, respectively.

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

(b) Other notes payable as of December 31, 1999 is principally comprised of a $1,530 note payable issued in connection with the acquisition of Fox Ridge in 1997. The weighted average interest rate was 6.9% and 7.5% during 1999 and 1998, respectively.

(c) The capital lease and financing obligations have either fixed or variable interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $6,700 and $4,700 at December 31, 1999 and 1998, respectively.

     During December 1998, the Company exercised its option to purchase two office buildings previously utilized by NVR for certain administrative functions of both its homebuilding and mortgage banking segments, thereby extinguishing the Company's obligations under the capital lease pertaining to these buildings. The Company expended funds of $12,295, excluding accrued interest, to extinguish the capital lease obligation, which resulted in an extraordinary loss of $2,275, net of a $1,424 tax benefit, ($0.17 per diluted share), in the accompanying consolidated income statements. During 1999, the Company sold both buildings to an unrelated third party and leased back one of the buildings for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 1999:


                            Years ending December 31:
                     ---------------------------------------
                     2000                            $ 1,355
                     2001                              1,074
                     2002                                968
                     2003                                949
                     2004                                853
                     Thereafter                        6,496
                                                     -------
                                                      11,695
                     Amount representing interest      5,641
                                                     -------
                                                     $ 6,054
                                                     =======


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

(e) The mortgage warehouse facility ("Mortgage Warehouse Revolving Credit") of NVR Finance has a borrowing limit at December 31, 1999 of $225,000 of which $200,000 is committed. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus either 1.25% or 1.75% depending on the type of collateral, or (ii) 1.25% or 1.75% to the extent that NVR Finance provides compensating balances and depending on the type of collateral. The weighted average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit line were 5.8% and 5.2% during 1999 and 1998, respectively. Primarily mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit agreement. The Mortgage Warehouse Revolving Credit Agreement is an annually renewable facility and currently expires in July 2000.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth.

(f) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $175,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under these uncommitted facilities were 5.5% and 6.5% during 1999 and 1998, respectively.

                                   * * * * *

     Maturities with respect to the other notes payable, other term debt, and the New Senior Notes as of December 31, 1999 are as follows:

                                Years ending December 31:
                         --------------------------------------
                         2000                          $  2,789
                         2001                               534
                         2002                               419
                         2003                               424
                         2004                               372
                         Thereafter                     148,644

     The $148,644 maturing after 2004 includes $145,000 in New Senior Notes which mature in June 2005.

     NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

NVR in the form of dividends, loans or advances. NVR Finance had net assets of $11,500 as of December 31, 1999 that were so restricted.

     At December 31, 1999, the homebuilding and mortgage banking segments had restricted cash of $907 and $9,780, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

7.   Common Stock

     There were 9,171,608 and 10,385,839 common shares outstanding at December 31, 1999 and 1998, respectively. As of December 31, 1999, NVR had reacquired a total of 12,536,969 shares of NVR common shares at an aggregate cost of $252,346 since December 31, 1993. Approximately 1,100,000 common shares have been reissued from the treasury in satisfaction of employee benefit liabilities. The average cost basis for the aggregate number of shares reissued from the treasury was $13.32 per share. In addition, approximately 492,000 stock options were exercised during 1999 with NVR realizing $1,529 in equity proceeds.

8.   Income Taxes

     The provision for income taxes consists of the following:

                      Year Ended          Year Ended          Year Ended
                  December 31, 1999   December 31, 1998   December 31, 1997
                  ------------------  ------------------  ------------------
     Current:
       Federal          $72,664            $ 47,632             $22,539
       State             15,578               7,555               3,101
     Deferred:
       Federal           (8,374)            (10,031)             (1,030)
       State             (3,537)               (896)                401
                        -------            --------             -------
                        $76,331            $ 44,260             $25,011
                        =======            ========             =======

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders' equity:

                                       Year Ended         Year Ended         Year Ended
                                    December 31, 1999  December 31, 1998  December 31, 1997
                                    -----------------  -----------------  -----------------
Income tax benefits arising from
   compensation expense for tax
   purposes in excess of amounts
   recognized for financial
   statement purposes                     $7,542             $3,744               $464
                                          ======             ======               ====


     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                              December 31,
                                            ----------------
                                             1999     1998
                                            -------  -------
          Total deferred tax assets         $43,267  $33,365
          Less: deferred tax liabilities      5,349    8,035
                                            -------  -------
                                            $37,918  $25,330
                                            =======  =======

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes. Deferred tax liabilities arose at September 30,1993 upon the Company's implementation of "fresh start" accounting.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $195,790 and $110,357 for the years ended December 31, 1999 and 1998.

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes, discontinued operations and extraordinary gains is as follows:

                                         Year Ended          Year Ended         Year Ended
                                      December 31, 1999  December 31, 1998   December 31, 1997
                                      -----------------  ------------------  -----------------
Income taxes computed at the
  Federal statutory rate                     $64,824            $38,628             $18,862
State income taxes, net of Federal
  income tax benefit                           7,827              4,328               2,276
Non-deductible amortization                    2,729              2,639               2,639
Utilization of net operating loss
   carryforward                                    -             (3,300)                  -
Other, net                                       951              1,965               1,234
                                             -------            -------             -------
                                             $76,331            $44,260             $25,011
                                             =======            =======             =======

     The merger of NVR Homes, Inc. and NVR Financial Services, Inc. into the Company on September 30, 1998 allowed the Company to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by the Company's previously owned savings and loan institution, NVR Savings Bank. As a result, the Company recognized a $3,300 tax benefit during 1998. The SRLY NOL has been fully utilized and there remains no unused carryforward.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

9.   Profit Sharing and Incentive Plans

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual contributions in amounts as determined by the NVR Board of Directors (the "Board"). The combined plan expense for the years ended December 31, 1999, 1998 and 1997 was $7,712, $6,436 and $3,081, respectively.
During 1999 and 1998, the ESOP purchased in the open market 105,440 and 111,902 shares respectively of NVR common stock using cash contributions provided by NVR. As of December 31, 1999, all shares held by the ESOP have been committed to be released to participant accounts.

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

     Under the 1994 Management Incentive Plan (the "1994 Incentive Plan"), executive officers and other key employees of the Company were eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There were 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options generally expire 10 years after the dates upon which they were granted, and generally vest in one-third increments on each of December 31, 1997, 1998 and 1999, with vesting based upon continued employment. All 1,124,929 1994 Performance Shares have been granted to employees under the 1994 Incentive Plan, and all 1994 Performance Shares have vested. For the years ended December 31, 1999, 1998 and 1997, compensation expense recognized for the 1994 Performance Shares totaled $18,670, $9,081 and $7,986, respectively.

     During 1996, the Company's Shareholders approved the Board of Directors' adoption of the Management Long-Term Stock Option Plan (the "1996 Option Plan"). There are 2,000,000 non-qualified stock options ("Options") authorized under the Management Long Term Stock Option Plan. The Options generally expire 10 years after the dates upon which they were granted, and vest in one-third increments on each of December 31, 2000, 2001 and 2002, with vesting based upon continued employment.

     During 1999, the Company's Shareholders approved the Board of Directors' adoption of the 1998 Management Long-Term Stock Option Plan (the "1998 Management Long Term Stock Option Plan"). There are 1,000,000 non-qualified stock options ("Options") authorized under the 1998 Management Long Term Stock Option Plan. The Options generally expire 10 years after the dates upon which they were granted, and vest in one-third increments on each of December 31, 2003, 2004 and 2005, with vesting based upon continued employment.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                                         1999                    1998                   1997
                                                 ---------------------   ---------------------  --------------------
                                                             Weighted                 Weighted              Weighted
                                                             Average                  Average               Average
                                                             Exercise                 Exercise              Exercise
1993 NVR Share Options                             Options    Prices      Options      Prices    Options     Prices
----------------------                             -------    ------      -------      ------    -------     ------
Options outstanding at the
  beginning of the year                            825,971   $   7.60       953,952     $ 7.60  1,076,424     $ 7.60
Granted                                                  -          -             -          -          -          -
Canceled                                                 -          -             -          -     (5,000)      7.62
Exercised                                         (471,200)      7.62      (127,981)      7.62   (117,472)      7.64
                                                 ---------   --------    ----------   --------  ---------   --------
Outstanding at end of year                         354,771   $   7.60       825,971     $ 7.60    953,952     $ 7.60
                                                 =========   ========    ==========   ========  =========   ========
Exercisable at end of year                         354,771   $   7.60       825,971     $ 7.60    953,952     $ 7.60
                                                 =========   ========    ==========   ========  =========   ========
1994 NVR Share Options
----------------------
Options outstanding at the
  beginning of the year                             43,363   $  19.54        35,000     $14.00          -     $    -
Granted                                                  -          -        13,195      32.20     35,000      14.00
Canceled                                                 -          -             -          -          -          -
Exercised                                           (8,331)     14.00        (4,832)     14.00          -          -
                                                 ---------   --------    ----------   --------  ---------   --------
Outstanding at end of year                          35,032   $  20.86        43,363     $19.54     35,000     $14.00
                                                 =========   ========    ==========   ========  =========   ========
Exercisable at end of year                          29,569   $  19.02        22,898     $17.50     11,667     $14.00
                                                 =========   ========    ==========   ========  =========   ========
1996 Option Plan
----------------
Options outstanding at the
  beginning of the year                          1,753,405   $  11.42     1,770,000     $11.30  1,554,000     $10.58
Granted                                            200,500      42.65        13,405      25.00    216,000      16.51
Canceled                                           (62,000)     12.48       (30,000)     10.63          -          -
Exercised                                                -          -             -          -          -          -
                                                 ---------   --------    ----------   --------  ---------   --------
Outstanding at end of year                       1,891,905   $  14.70     1,753,405     $11.42  1,770,000     $11.30
                                                 =========   ========    ==========   ========  =========   ========
Exercisable at end of year                               -   $      -             -     $    -          -     $    -
                                                 =========   ========    ==========   ========  =========   ========
1998 Option Plan
----------------
Options outstanding at the
  beginning of the year                                  -   $      -             -     $    -          -     $    -
Granted                                            927,000      47.63             -          -          -          -
Canceled                                                 -          -             -          -          -          -
Exercised                                                -          -             -          -          -          -
                                                 ---------   --------    ----------   --------  ---------   --------
Outstanding at end of year                         927,000   $  47.63             -     $    -          -     $    -
                                                 =========   ========    ==========   ========  =========   ========
Exercisable at end of year                               -   $      -             -     $    -          -     $    -
                                                 =========   ========    ==========   ========  =========   ========

                                                                               Weighted
                                                                 Weighted      Average
                                                                 Average       Remaining
                                                                 Exercise      Contractual
Range of Exercise Prices                            Number       Price         Life in Years
------------------------                            ------       -------       -------------
1993 NVR Share Options
----------------------
Outstanding at December 31, 1999:
     $5.06 - $6.41                                  16,750       $  5.30            5.1
     $7.62 - $9.11                                 338,021       $  7.71            3.9
Exercisable at December 31, 1999:
     $5.06 - $6.41                                  16,750       $  5.30              -
     $7.62 - $9.11                                 338,021       $  7.71              -
1994 NVR Share Options
----------------------
Outstanding at December 31, 1999:
     $14.00 - $14.00                                21,837       $ 14.00            7.2
     $25.00 - $34.50                                13,195       $ 32.20            8.5
Exercisable at December 31, 1999:
     $14.00 - $14.00                                21,837       $ 14.00              -
     $25.00 - $34.50                                 7,732       $ 33.19              -

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                                                 Weighted
                                                       Weighted  Average
                                                       Average   Remaining
                                                       Exercise  Contractual
Range of Exercise Prices                   Number      Price     Life in Years
------------------------                   ------      ------    -------------
*1996 Option Plan
-----------------
Outstanding at December 31, 1999:
     $8.78 - $13.25                     1,530,000      $ 10.59         6.4
     $14.00 - $21.00                      150,000      $ 18.32         7.7
     $22.63 - $25.00                       13,405      $ 23.59         7.9
     $38.00 - $48.50                      198,500      $ 43.03         9.3
*1998 Option Plan
-----------------
Outstanding at December 31, 1999:
     $47.63 - $47.88                      927,000      $ 47.63         9.4

*None of the options outstanding under the 1996 and 1998 Option Plans is exercisable at December 31, 1999.

     The weighted average fair values of grants made in 1999, 1998 and 1997 for management incentive plans were $29.41, $18.65 and $10.13, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                  1999       1998       1997
                                ---------  ---------  ---------

     Estimated option life      10 years   10 years   10 years
     Risk free interest rate        5.94%      5.52%      6.79%
     Expected volatility           40.19%     45.14%     35.16%
     Expected dividend yield         0.0%       0.0%       0.0%

   Director Incentive Plans--The NVR Directors' Long Term Incentive Plan ("1993 Directors' Plan") provides for each eligible director to be granted options to purchase 22,750 shares of common stock with a maximum number of shares issuable under the plan of 364,000. There were 182,000 Directors' Options granted to eligible directors on September 30, 1993 at a grant price of $16.60 per share, which exceeded the fair value of the underlying shares on the date of grant.
The options became exercisable six months after the date of grant and expire in September 2003. Pursuant to the 1993 Directors' Plan, each outside director also received a one-time cash payment of $200 during 1997 for the achievement of certain goals under a five-year measurement period beginning September 30, 1993.

     There were 192,000 NVR share options authorized and granted in 1996 to the Company's outside directors under the Directors' Long Term Stock Option Plan (the "1996 Directors' Plan"). There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10-year period beginning from the date of grant, and vest in one-third increments on each of December 31, 1999, 2000, and 2001. There were 24,000 previously unvested 1996 Directors' Options exercised during 1998, pursuant to a separation of service due to death clause within the 1996 Directors' Plan.

     There were 150,000 NVR share options authorized for grant in 1999 to the Company's outside directors under the 1998 Directors' Long Term Stock Option Plan (the "1998 Directors' Plan"). A total of 87,500 options were granted at an exercise price of $49.06, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10 year period beginning from the date of grant, and vest in twenty-five percent (25%) increments on each of December 31, 2002, 2003, 2004 and 2005.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


                                     1999                      1998                       1997
                              --------------------      --------------------      ---------------------
                                        Exercise                  Exercise                   Exercise
1993 Directors' Plan          Options      Price        Options      Price        Options      Price
--------------------          -------      -----        -------      -----        -------      -----
Options outstanding at the
  beginning of the year       113,750       $16.60      182,000       $16.60      182,000      $16.60
Granted                             -            -            -            -            -           -
Canceled                            -            -            -            -            -           -
Exercised                     (12,750)       16.60      (68,250)       16.60            -           -
                              -------       ------      -------       ------      -------      ------
Outstanding at end of year    101,000       $16.60      113,750       $16.60      182,000      $16.60
                              =======       ======      =======       ======      =======      ======
Exercisable at end of year    101,000       $16.60      113,750       $16.60      182,000      $16.60
                              =======       ======      =======       ======      =======      ======
1996 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year       168,000       $10.25      192,000       $10.25      192,000      $10.25
Granted                             -            -            -            -            -           -
Canceled                            -            -            -            -            -           -
Exercised                           -            -      (24,000)       10.25            -           -
                              -------       ------      -------       ------      -------      ------
Outstanding at end of year    168,000       $10.25      168,000       $10.25      192,000      $10.25
                              =======       ======      =======       ======      =======      ======
Exercisable at end of year     56,000       $10.25            -       $    -            -      $    -
                              =======       ======      =======       ======      =======      ======
1998 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year             -       $    -            -       $    -            -      $    -
Granted                        87,500        49.06            -            -            -           -
Canceled                            -            -            -            -            -           -
Exercised                           -            -            -            -            -           -
                              -------       ------      -------       ------      -------      ------
Outstanding at end of year     87,500       $49.06            -       $    -            -      $    -
                              =======       ======      =======       ======      =======      ======
Exercisable at end of year          -       $    -            -       $    -            -      $    -
                              =======       ======      =======       ======      =======      ======

     The weighted average grant-date fair value of the options granted during 1999 under director incentive plans was $30.48 per share. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions: i) the estimated option life was equal to ten years, ii) the risk free interest rate was 5.77%, iii) the expected volatility equaled 40.19%, and
iv) the estimated dividend yield was 0%.

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, pro forma net income and earnings per share would have been $104,122 ($8.61 per diluted share), $55,352 ($4.16 per diluted share), and $27,637 ($2.09 per diluted share) for the years ended December 31, 1999, 1998 and 1997, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 1999, 1998 and 1997 effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to future grants could differ.

10.  Commitments and Contingent Liabilities

     NVR is committed under several non-cancelable operating leases involving office space, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 1999 are as follows:

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)



                            Years ended December 31,
                     --------------------------------------
                     2000                           $ 9,497
                     2001                             5,661
                     2002                             3,471
                     2003                             2,653
                     2004                             1,592
                     Thereafter                       3,688
                                                    -------
                                                    $26,562
                                                    =======

     Total rent expense incurred under operating leases was approximately $10,800, $7,787, and $6,625 for the years ended December 31, 1999, 1998 and
1997, respectively.

     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $21,722 of contingent obligations under such agreements as of December 31, 1999. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

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

     A trustee for the benefit of the bondholders holds the MBS and the reserve amounts, which constitute the collateral for the Bonds of a series. The specific collateral pledged to secure a particular series is not available as collateral for any other series. In addition, the Company may, under certain circumstances, redeem certain series of Bonds. In such certain circumstances, the Bonds are redeemed at par and any market appreciation or depreciation accrues to the Company.

          During 1998, NVR sold, at a premium, MBS totaling $9,080, the proceeds of which were used to redeem in full the related outstanding Bonds, which totaled $8,855. The sales of the MBS resulted in a pre-tax gain of $608, which was substantially offset by a pre-tax loss on the related Bonds of $315. During 1997, NVR sold, at a premium, MBS totaling $15,126, the proceeds of which were used to redeem in full the related outstanding Bonds which totaled $14,074. The sales of the MBS resulted in a pre-tax gain of $590, which was partially offset by a pre-tax loss on the related Bonds of $552. There were no Bond calls during 1999.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     The following comprise the assets and liabilities of the Limited Purpose Financing Subsidiary:

                                                           December 31,
                                                          --------------
                                                           1999    1998
                                                          ------  ------
     Assets:
     Mortgage-backed securities, net                      $5,110  $7,438
     Funds held by trustee                                    83      74
     Other assets                                            257     584
                                                          ------  ------
      Total assets                                         5,450   8,096
                                                          ------  ------

     Liabilities:
     Accrued expenses and other liabilities                  211     405
     Mortgage-backed bonds, net unamortized discounts      5,229   7,681
                                                          ------  ------
      Total liabilities                                    5,440   8,086
                                                          ------  ------

     Mortgage-backed securities, net of mortgage-
      backed bonds, and related assets and liabilities    $   10  $   10
                                                          ======  ======


     The weighted average portfolio yield on the MBS was 8.9% and 9.0% at December 31, 1999 and 1998, respectively. The Bonds mature on October 1, 2016 and bear interest at 9.0%. However, NVR has the contractual right to call the Bonds in 2001.


12.  Acquisition

     On March 4, 1999, NVR Mortgage Acquisition, Inc. ("NVRMA"), a wholly owned subsidiary of NVR Finance, NVR's wholly owned mortgage banking subsidiary, purchased all of the outstanding capital stock of First Republic Mortgage Corporation ("First Republic") for approximately $5,300 in cash and the assumption of approximately $78,000 of liabilities and debt. First Republic, based in Rockville, Maryland, is a leading mortgage lender in the Baltimore and
Washington Metropolitan area.   NVRMA accounted for this acquisition using the
purchase method, and the operations of the acquired business have been included in NVR's 1999 consolidated financial statements beginning on the date of the acquisition. Goodwill of approximately $3,300 that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 5 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1999 acquisition of First Republic as if such acquisition had occurred on the first day of the respective periods presented.


                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999           1998
                                                   ----           ----
     Mortgage banking fees                       $ 52,587       $68,230
     Net income                                   108,241        55,654
     Diluted earnings per share before
      extraordinary loss                             8.95          4.89


     NVR Fox Ridge, Inc., a wholly owned subsidiary of NVR, was formed during 1997 to purchase substantially all of the assets and assume certain liabilities of Fox Ridge Homes, Inc. ("FRH"), a leading homebuilder in Nashville, Tennessee. NVR Fox Ridge, Inc. was renamed Fox Ridge Homes, Inc. ("Fox Ridge") in November 1997. To consummate the purchase on October 31, 1997, Fox Ridge assumed approximately $15,160 of FRH's liabilities, paid FRH $14,250 in cash at settlement on October 31, 1997, and

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


issued a note payable for the remaining $4,750 purchase price. The note bears interest at 200 basis points above the federal funds target rate. The first two annual installments were paid on October 31, 1999 and 1998, respectively, including accrued interest. The remaining installment will be paid on October 31, 2000.

     Fox Ridge accounted for this acquisition using the purchase method, and the operations of the acquired business have been included in NVR's consolidated statements of income since its acquisition. Goodwill that was generated pursuant to the purchase transaction is being amortized using the straight-line method over 10 years.

     The following unaudited pro forma summary of combined operations was prepared to illustrate the estimated effects of the 1997 acquisition of Fox Ridge as if such acquisition had occurred on the first day of the 1997 period.

                                   Year Ended December 31,
                                            1997
                                            ----
     Homebuilding revenues               $1,192,684
     Net income                              29,343
     Diluted earnings per share                2.22


13.  Quarterly Results [unaudited]

     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 1999 and 1998.

                                       Year Ended December 31, 1999
                                  --------------------------------------
                                    1st       2nd       3rd       4th
                                  Quarter   Quarter   Quarter   Quarter
                                  --------  --------  --------  --------
Revenues-homebuilding
 operations                       $429,687  $492,058  $523,552  $497,363
Gross profit - homebuilding
 operations                       $ 73,143  $ 83,891  $ 90,172  $ 84,727
Mortgage banking fees             $ 13,522  $ 12,465  $ 13,162  $  8,973
Net income                        $ 26,007  $ 28,263  $ 30,341  $ 24,270
Diluted earnings per share        $   2.02  $   2.26  $   2.52  $   2.18
Contracts for sale, net
 of cancellations (units)            2,541     2,855     1,866     2,416
Settlements (units)                  2,098     2,424     2,516     2,278
Backlog, end of period (units)       5,016     5,447     4,797     4,935
Loans closed                      $779,406  $869,774  $675,593  $587,092

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                          Year Ended December 31, 1998
                                     --------------------------------------
                                       1st       2nd       3rd       4th
                                     Quarter   Quarter   Quarter   Quarter
                                     --------  --------  --------  --------
Revenues-homebuilding
 operations                          $291,547  $385,738  $441,034  $386,425
Gross profit - homebuilding
 operations                          $ 43,591  $ 59,892  $ 68,084  $ 59,362
Mortgage banking fees                $  7,687  $ 10,684  $ 11,724  $ 12,608
Income before extraordinary loss     $ 10,860  $ 15,495  $ 24,759  $ 14,993
Diluted earnings per share before
   extraordinary loss                $   0.81  $   1.15  $   1.87  $   1.16
Contracts for sale, net
 of cancellations (units)               2,262     2,533     1,821     2,384
Settlements (units)                     1,543     1,995     2,169     1,915
Backlog, end of period (units)          3,914     4,452     4,104     4,573
Loans closed                         $578,334  $658,789  $697,567  $782,766