Form 10-Q
period 2000-03-31
NVR INC
filed 2000-05-02
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                        Commission file number 1-12378

                                   NVR, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Virginia                                       54-1394360
-------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)


                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       -----

As of April 25, 2000 there were 9,209,556 total shares of common stock outstanding.

                                             NVR, Inc.
                                            FORM 10-Q
                                              INDEX
                    ============================================================


                                                                                               Page
                                                                                               ----
     Part I               FINANCIAL INFORMATION
     ------

     Item 1.              NVR, Inc. Condensed Consolidated Financial Statements
                          -----------------------------------------------------
                          Condensed Consolidated Balance Sheets at March 31, 2000
                          (unaudited) and December 31, 1999....................................   3
                          Condensed Consolidated Statements of Income for the Three
                          Months Ended March 31, 2000 (unaudited) and
                          March 31, 1999 (unaudited)...........................................   5
                          Condensed Consolidated Statements of Cash Flows for the Three
                          Months Ended March 31, 2000 (unaudited) and
                          March 31, 1999 (unaudited)...........................................   6
                          Notes to Condensed Consolidated Financial Statements.................   7

     Item 2.              Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..................................  10

     Part II              OTHER INFORMATION
     -------

     Item 6.              Exhibits and Reports on Form 8-K.....................................  14

                          Exhibit Index........................................................  14

                          Signature............................................................  14

                                    PART I
                                    ------
Item 1.
-------



                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                    March 31, 2000      December 31, 1999
                                                    --------------      -----------------
ASSETS                                                (unaudited)

Homebuilding:
   Cash and cash equivalents                           $107,922             $ 77,968
   Receivables                                            9,583                2,171
   Inventory:
     Lots and housing units, covered under
       sales agreements with customers                  290,488              276,193
     Unsold lots and housing units                       32,472               37,573
     Manufacturing materials and other                    7,335                9,689
                                                       --------             --------
                                                        330,295              323,455

     Property, plant and equipment, net                  12,746               13,114
     Reorganization value in excess of amounts
       allocable to identifiable assets, net             52,361               53,901
     Goodwill, net                                        8,292                8,566
     Contract land deposits                              69,167               62,784
     Other assets                                        51,634               49,776
                                                       --------             --------
                                                        642,000              591,735
Mortgage Banking:
   Cash and cash equivalents                             13,997               11,158
   Mortgage loans held for sale, net                    107,383              136,311
   Mortgage servicing rights, net                         3,125                3,384
   Property and equipment, net                            2,901                4,239
   Reorganization value in excess of amounts
     allocable to identifiable assets, net                9,251                9,523
   Goodwill, net                                              -                2,739
   Other assets                                           4,948                8,192
                                                       --------             --------
                                                        141,605              175,546
                                                       --------             --------

         Total assets                                  $783,605             $767,281
                                                       ========             ========

                                                                         (Continued)

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)


                                                      March  31, 2000      December 31, 1999
                                                      ---------------      -----------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS'
    EQUITY

   Homebuilding:
       Accounts payable                                 $ 104,220              $  98,322
       Accrued expenses and other liabilities             133,960                125,172
       Customer deposits                                   58,019                 50,348
       Notes payable                                        2,052                  2,128
       Other term debt                                      5,142                  5,206
       Senior notes                                       145,000                145,000
                                                        ---------              ---------
                                                          448,393                426,176
                                                        ---------              ---------
    Mortgage Banking:
       Accounts payable and
       other liabilities                                    9,836                 14,666
       Notes payable                                      103,964                125,799
                                                        ---------              ---------
                                                          113,800                140,465
                                                        ---------              ---------

    Total liabilities                                     562,193                566,641
                                                        ---------              ---------

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value; 60,000,000
    shares authorized; 20,614,365 and 20,614,855
    shares issued as of March 31, 2000 and
    December 31, 1999, respectively                           205                    204
   Paid-in-capital                                        180,217                196,654
   Retained earnings                                      272,138                241,564
   Deferred compensation trust-340,703 shares
      of NVR, Inc. common stock                           (16,057)                     -
   Deferred compensation liability                         16,057                      -
   Less treasury stock at cost- 11,223,005 and
    11,443,247 shares at March 31, 2000 and
    December 31, 1999, respectively                      (231,148)              (237,782)
                                                        ---------              ---------
    Total shareholders' equity                            221,412                200,640
                                                        ---------              ---------
       Total liabilities and shareholders'
       equity                                           $ 783,605              $ 767,281
                                                        =========              =========




           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)




                                                    Three Months Ended   Three Months Ended
                                                      March 31, 2000        March 31,1999
                                                    ------------------   ------------------
Homebuilding:
   Revenues                                              $ 490,581            $ 429,687
   Other income                                                615                  489
   Cost of sales                                          (399,677)            (356,544)
   Selling, general and administrative                     (29,409)             (28,223)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets/goodwill                            (1,813)              (1,813)
                                                         ---------            ---------
   Operating income                                         60,297               43,596
   Interest expense                                         (3,342)              (3,381)
                                                         ---------            ---------
     Homebuilding income                                    56,955               40,215
                                                         ---------            ---------

Mortgage Banking:
   Mortgage banking fees                                     7,597               13,522
   Interest income                                           2,038                2,751
   Other income                                                 67                   94
   General and administrative                               (7,776)              (9,322)
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets/goodwill                              (436)                (360)
   Interest expense                                           (961)              (1,671)
   Restructuring and asset impairment charge                (5,926)                   -
                                                         ---------            ---------
    Operating  income/(loss)                                (5,397)               5,014
                                                         ---------            ---------

Total segment income                                        51,558               45,229

   Income tax expense                                      (20,984)             (19,222)
                                                         ---------            ---------

   Net income                                            $  30,574            $  26,007
                                                         =========            =========

Basic earnings  per share                                $    3.22            $    2.38
                                                         =========            =========

Diluted earnings per share                               $    2.72            $    2.02
                                                         =========            =========


           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)



                                                                     Three Months Ended    Three Months Ended
                                                                        March 31, 2000       March 31, 1999
                                                                     ------------------    ------------------
Cash flows from operating activities:

 Net income                                                               $  30,574            $  26,007
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                                                3,439                3,207
 Restructuring and asset impairment charge                                    5,926                    -
 Mortgage loans closed                                                     (469,598)            (779,406)
 Proceeds from sales of mortgage loans                                      499,626              788,743
 Gain on sale of loans                                                       (4,869)             (10,922)
 Net change in assets and liabilities, net of acquisition:
  Decrease (increase) in inventories                                         (6,840)               2,572
  Increase in receivables                                                    (7,064)              (9,054)
  Increase in accounts payable and accrued expenses                          20,153               20,426
 Other, net                                                                  (9,174)               4,911
                                                                          ---------            ---------

Net cash provided  by operating activities                                   62,173               46,484
                                                                          ---------            ---------

Cash flows from investing activities:

 Business acquisition, net of cash acquired                                       -               (3,697)
 Purchase of property, plant and equipment                                     (848)              (1,137)
 Principal payments on mortgage-backed securities                               157                  830
 Proceeds from sales of mortgage servicing rights, net                        5,894               11,144
 Other, net                                                                    (151)               4,237
                                                                          ---------            ---------

 Net cash provided by investing activities                                    5,052               11,377
                                                                          ---------            ---------

Cash flows from financing activities:

 Purchase of NVR common stock for
  funding of deferred compensation plan                                      (1,606)                   -
 Net borrowings (repayments) under notes payable and other
  Term debt                                                                 (22,143)             (12,822)
 Purchase of treasury stock                                                 (11,490)             (10,992)
 Other, net                                                                     807                  994
                                                                          ---------            ---------

 Net cash used by financing activities                                      (34,432)             (22,820)
                                                                          ---------            ---------

 Net increase in cash and cash equivalents                                   32,793               35,041
 Cash and cash equivalents, beginning of the period                          89,126               68,504
                                                                          ---------            ---------

 Cash and cash equivalents, end of period                                 $ 121,919            $ 103,545
                                                                          =========            =========

Supplemental disclosures of cash flow information:

 Interest paid during the period                                          $   1,224            $   2,279
                                                                          =========            =========
 Income taxes paid, net of refunds                                        $   3,115            $   3,642
                                                                          =========            =========


           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     For the quarters ended March 31, 2000 and 1999, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                                                             Deferred    Deferred
                                  Common    Paid-In   Retained    Treasury     Comp.       Comp.
                                  Stock     Capital   Earnings     Stock       Trust     Liability
                                 --------  ---------  ---------  ----------  ----------  ----------

Balance, December 31, 1999         $204     $196,654   $241,564   $(237,782)   $      -     $     -
Net income                            -            -     30,574           -           -           -
Deferred compensation activity        -      (14,918)         -      14,451     (16,057)     16,057
Purchase of common stock
  for treasury                        -            -          -     (11,490)          -           -
Option activity                       1          806          -           -           -           -
Tax benefit from stock-based
  compensation activity               -        1,348          -           -           -           -
Performance share activity            -       (3,673)         -       3,673           -           -
                               --------     --------  ---------   ---------   ---------   ---------
Balance, March 31, 2000            $205     $180,217   $272,138   $(231,148)   $(16,057)    $16,057
                               ========     ========  =========   =========   =========   =========

     Approximately 77,700 shares were reissued from the treasury during January 2000 in satisfaction of benefits earned and expensed in 1999 under an equity-based employee benefit plan. The basis for the shares reissued from the treasury was $47.25 per share. In addition, approximately 94,000 options were exercised during the first quarter of 2000, with NVR realizing approximately $807 in aggregate equity proceeds.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


     To minimize the non-deductibility of executive compensation expense due to the limitations of Section 162(m) of the Internal Revenue Code and still maintain the ability to competitively compensate the Company's executive officers, the Company established a deferred compensation plan (Deferred Comp
Plan). The specific purpose of the Deferred Comp Plan was to establish a vehicle whereby the executive officers could defer the receipt of compensation that otherwise would be nondeductible for tax purposes into a period where the Company would realize a tax deduction for the amounts paid. The Deferred Comp Plan is also available to other members of the Company's management group. Amounts deferred into the Deferred Comp Plan are invested in NVR common stock and are paid out in a fixed number of shares upon expiration of the deferral period.

     The Deferred Comp Plan Trust was funded during the first quarter with 305,863 NVR shares issued from the Company's treasury stock account. The basis for the shares reissued from the treasury was $47.25 per share. In addition, the Deferred Comp Plan Trust purchased 34,840 NVR common shares on the open market at an aggregate cost of $1,606. The compensation deferred was related to benefits earned by NVR employees under the Company's 1994 Management Equity Incentive Plan and the 1996 High Performance Plan. The aggregate 340,703 shares are treated as outstanding shares in the earnings per share calculation for the three months ended March 31, 2000.



3.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.


For the Three Months Ended March 31, 2000
-----------------------------------------


                                       Homebuilding    Mortgage Banking     Totals
                                       ------------    -----------------   --------
Revenues from external customers           $490,581          $  7,597      $498,178  (a)
Segment profit/(loss)                        58,768            (4,961)       53,807  (b)
Segment assets                              581,347           132,354       713,701  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:


                                       Homebuilding    Mortgage Banking     Totals
                                       ------------    -----------------   --------

Segment profit/(loss)                      $ 58,768          $ (4,961)     $ 53,807
Less:  amortization of excess
  reorganization value and goodwill          (1,813)             (436)       (2,249)
                                           --------          --------      --------
Consolidated income before income
  taxes                                    $ 56,955          $ (5,397)     $ 51,558
                                           ========          ========      ========
Segment assets                             $581,347          $132,354      $713,701
Add:  Excess reorganization value
  and goodwill                               60,653             9,251        69,904
                                           --------          --------      --------
Total consolidated assets                  $642,000          $141,605      $783,605
                                           ========          ========      ========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


For the Three Months Ended March 31, 1999
-------------------------------------------



                                       Homebuilding    Mortgage Banking       Totals
                                       -------------   -----------------    ----------

Revenues from external customers          $429,687         $ 13,522        $443,209  (c)
Segment profit                              42,028            5,374          47,402  (d)
Segment assets                             483,101          263,667         746,768  (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding    Mortgage Banking     Totals
                                       -------------   -----------------   ---------
Segment profit                            $ 42,028         $  5,374        $ 47,402
Less:  amortization of excess
  reorganization value and goodwill         (1,813)            (360)         (2,173)
                                          --------         --------        --------
Consolidated income before income
  taxes                                   $ 40,215         $  5,014        $ 45,229
                                          ========         ========        ========

Segment assets                            $483,101         $263,667        $746,768
Add:  Excess reorganization value
  and goodwill                              67,907           13,349          81,256
                                          --------         --------        --------
Total consolidated assets                 $551,008         $277,016        $828,024
                                          ========         ========        ========


4.   Mortgage Banking Segment Restructuring Plan

     During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entails the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") in March 1999. This action is consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. After the restructuring plan is complete, the Company's mortgage banking operations will focus solely on serving the Company's homebuilding operations. The Company expects that the restructuring plan will be substantially completed during the second quarter of 2000. As a result of the restructuring, the Company incurred restructuring and asset impairment charges of $5,926, which are included in the mortgage banking segment's operating results for the three months ended March 31, 2000 in the accompanying statements of income. For additional details, see the mortgage banking section of the management discussion and analysis on page 12.

Item 2.
-------
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
            (dollars in thousands, except per share and share data)


Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which the Company has little or no control.


Results of Operations for the Three Months Ended March 31, 2000 and 1999

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended March 31, 2000 and 1999

     During the first quarter of 2000, homebuilding operations generated revenues of $490,581 compared to revenues of $429,687 in the first quarter of 1999. The change in revenues was due primarily to a 6.6% increase in the number of homes settled to 2,236 units in 2000 from 2,098 units in 1999, and to a 6.9% increase in the average selling price to $218.3 in 2000 from $204.2 in 1999.
The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 2000 quarter as compared to the beginning of the same 1999 quarter. The increase in the average selling price is attributable to price increases in certain of the Company's markets and to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period. New orders of 2,609 during the first quarter of 2000 increased 2.7% compared with the 2,541 new orders generated during the same 1999 period. The increase in new orders was predominantly the result of increases in the Washington/Baltimore area.

     Gross profit margins in the first quarter of 2000 increased to 18.5% as compared to 17.0% for the quarter ended March 31, 1999. The increase in gross margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, and to the Company's ongoing focus on controlling construction costs. In addition, the increased unit activity at the community level resulting from these favorable market conditions has enabled the Company to better leverage its fixed costs.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 increased $1,186 from the first quarter of 1999, but as a percentage of revenues, decreased to 6.0% in 2000 from 6.6% in the first quarter of 1999. The increase in SG&A dollars is primarily attributable to the aforementioned increase in revenues. The percentage decrease is primarily attributable to improved operating efficiencies resulting from the continued favorable market conditions as explained above and to the overall larger revenue base.

     Backlog units and dollars were 5,308 and $1,273,407, respectively, at March 31, 2000 compared to 5,016 and $1,060,724, respectively, at March 31, 1999. The increase in backlog units and dollars is primarily attributable to a 2.0% increase in new orders for the six month period ended March 31, 2000 compared to the same 1999 period, and to a slower backlog turn. The increase in backlog dollars is also due to an 11.8% increase in the average selling price over the same six month period.

     The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") provides a meaningful comparison of operating performance of the homebuilding segment because it excludes the amortization of certain intangible assets and non-cash compensation cost. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

Calculation of Homebuilding EBITDA:




                                          Three Months Ended March 31,
                                          ----------------------------
                                                2000            1999
                                              -------         -------
     Operating income                         $60,297         $43,596
     Depreciation                               1,020             746
     Amortization of excess reorganization
      value/goodwill                            1,813           1,813
     Non-cash compensation                          -           4,158
                                              -------         -------
     Homebuilding EBITDA                      $63,130         $50,313
                                              =======         =======
     % of Homebuilding revenues                  12.9%           11.7%
                                              =======         =======

     Homebuilding EBITDA in the first quarter of 2000 was $12,817 higher than in the first quarter of 1999, and as a percentage of homebuilding revenues, increased to 12.9% from 11.7%.

Mortgage Banking Segment

Three Months Ended March 31, 2000 and 1999

     The mortgage banking segment incurred an operating loss of $5,397 for the three months ended March 31, 2000 compared to operating income of $5,014 during the same period in 1999. During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entails the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") completed in March 1999. This action is consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. After the restructuring plan is complete, the Company's mortgage banking operations will focus solely on serving the Company's homebuilding operations. The Company anticipates that the restructuring plan will be substantially completed in the second quarter of 2000.

     As a result of the restructuring, the Company incurred restructuring and asset impairment charges of $5,926, which are included in the mortgage banking segments operating results for the three months ended March 31, 2000, in the accompanying statements of income. A detail of the costs comprising the total charge incurred is as follows:


               Write off of First Republic goodwill (1)     $ 2,575
               Noncancelable office and equipment leases      1,480
               Asset impairments (2)                          1,362
               Severance (3)                                    509
                                                            -------
               Total                                        $ 5,926
                                                            =======

(1) As a result of the restructuring, all of First Republic's operations will cease in the entirety, rendering the goodwill recorded upon acquisition fully unrecoverable.

(2) The asset impairments relate predominantly to mortgage origination software development costs capitalized by First Republic, which are no longer in use.

(3) The Company will terminate approximately 100 employees. Predominantly all of the severance will be paid in the quarter ending June 30, 2000.

     Separately, approximately $517 of the $650 accrual established at December 31, 1999, for the plan to exit the Company's wholesale operations and select retail branches, remains at March 31, 2000. The Company expects to pay this remaining accrual throughout 2000.

     Excluding the restructuring and impairment charges incurred in the three months ended March 31, 2000, operating income was $529, a decrease of 89% from the $5,014 of operating income generated in the first three months of 1999. This was primarily due to a 40% reduction in loan closings to $469,598 for the first quarter of 2000 compared to $779,406 in loan closings for the first quarter of 1999, and to competitive pricing pressures.

     The Company expects that the post-restructuring operating activities of the mortgage banking segment will generate operating income in the final three quarters of 2000, but those operating profits will most likely be less than the comparable results from 1999.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133. SFAS No. 133, as amended, is now effective for fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption on January 1, 2001, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

Liquidity and Capital Resources

     The Company has $225,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2002. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $13,714 was outstanding at March 31, 2000. There were no direct borrowings outstanding under the Facility as of March 31, 2000.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Finance has available a mortgage warehouse facility with an aggregate available borrowing limit of $200,000 to fund its mortgage origination activities. There was $95,694 outstanding under this facility at March 31, 2000. NVR Finance also currently has available an aggregate of $120,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $7,557 outstanding under such gestation and repurchase agreements at March 31, 2000.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

     During the three months ended March 31, 2000, the Company repurchased approximately 257,000 shares of its common stock at an aggregate purchase price of $11,490. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

                                    Part II
                                    -------



Item 6.     Exhibits and Reports on Form 8-K
-------

            a. 11.  Computation of Earnings per Share.

            b. 27 Financial Data Schedule

            b. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


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



May 2, 2000                 NVR, Inc.



                            By:  /s/  Paul C. Saville
                                 ---------------------------------
                                 Paul C. Saville
                                 Senior Vice President Finance and
                                 Chief Financial Officer