Form 10-Q
period 2000-06-30
NVR INC
filed 2000-07-26
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

                        Commission file number 1-12378

                                   NVR, Inc.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                                 54-1394360
     -------------------------------          ----------------------------
     (State or other jurisdiction of          (IRS employer identification
     incorporation or organization)           number)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
     ---------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
     ---------------------------------------------------------------------
     (Former name, former address, and former fiscal year if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              ---

      As of July 21, 2000 there were 8,912,657 total shares of common stock outstanding.

                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
     ====================================================================

                                                                          Page
                                                                          ----

     PART I    FINANCIAL INFORMATION
     ------
     Item 1.   NVR, Inc. Condensed Consolidated Financial Statements
               -----------------------------------------------------
               Condensed Consolidated Balance Sheets at June 30, 2000
               (unaudited) and December 31, 1999 .........................   3
               Condensed Consolidated Statements of Income for the
               Three Months Ended June 30, 2000 (unaudited)
               and June 30, 1999 (unaudited) and the
               Six Months Ended June 30, 2000 (unaudited)
               and June 30, 1999 (unaudited)..............................   5
               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2000 (unaudited) and
               June 30, 1999 (unaudited)..................................   6
               Notes to Condensed Consolidated Financial Statements.......   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  11

     PART II   OTHER INFORMATION
     -------

     Item 4.   Submission of Matters to a Vote of Security Holders........  15

     Item 6.   Exhibits and Reports on Form 8-K...........................  16

               Exhibit Index..............................................  16

               Signature..................................................  16

                                    PART I
                                    ------
Item 1.
-------

                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                 June 30, 2000      December 31, 1999
                                                                 -------------      -----------------
        ASSETS                                                     (unaudited)
           Homebuilding:
               Cash and cash equivalents                            $  77,744            $ 77,968
               Receivables                                             13,438               2,171
               Inventory:
                 Lots and housing units, covered under
                   sales agreements with customers                    331,608             276,193
                 Unsold lots and housing units                         25,595              37,573
                 Manufacturing materials and other                      9,178               9,689
                                                                    ---------            --------
                                                                      366,381             323,455

               Property, plant and equipment, net                      13,031              13,114
               Reorganization value in excess of amounts
                   allocable to identifiable assets, net               50,821              53,901
               Goodwill, net                                            8,019               8,566
               Contract land deposits                                  78,312              62,784
               Other assets                                            52,960              49,776
                                                                    ---------            --------
                                                                      660,706             591,735
                                                                    ---------            --------
          Mortgage Banking:
               Cash and cash equivalents                               12,756              11,158
               Mortgage loans held for sale, net                      102,516             136,311
               Mortgage servicing rights, net                           2,996               3,384
               Property and equipment, net                              2,745               4,239
               Reorganization value in excess of amounts
                   allocable to identifiable assets, net                8,979               9,523
               Goodwill, net                                                -               2,739
               Other assets                                             5,236               8,192
                                                                    ---------            --------
                                                                      135,228             175,546
                                                                    ---------            --------
                   Total assets                                     $ 795,934            $767,281
                                                                    =========            ========

           See notes to condensed consolidated financial statements.
                                  (Continued)

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                 (dollars in thousands, except per share data)

                                                           June 30, 2000          December 31, 1999
                                                           -------------          -----------------
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS'
   EQUITY

   Homebuilding:
      Accounts payable                                       $  117,816                $   98,322
      Accrued expenses and other liabilities                    126,058                   125,172
      Customer deposits                                          65,057                    50,348
      Notes payable                                               1,984                     2,128
      Other term debt                                             5,082                     5,206
      Senior notes                                              145,000                   145,000
                                                             ----------                ----------
                                                                460,997                   426,176
                                                             ----------                ----------
Mortgage Banking:
      Accounts payable and other liabilities                      6,338                    14,666
      Notes payable                                             100,409                   125,799
                                                             ----------                ----------
                                                                106,747                   140,465
                                                             ----------                ----------
        Total liabilities                                       567,744                   566,641
                                                             ----------                ----------

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.01 par value; 60,000,000
        shares authorized; 20,614,365 and 20,614,855
        shares issued as of June 30, 2000 and
        December 31, 1999, respectively                             206                       204
      Paid-in-capital                                           183,029                   196,654
      Retained earnings                                         309,342                   241,564
      Deferred compensation trust- 340,703 shares
        of NVR, Inc. common stock                               (16,057)                        -
      Deferred compensation liability                            16,057                         -
      Less treasury stock at cost; 11,705,375
        and 11,443,247 shares at June 30, 2000
        and December 31, 1999, respectively                    (264,387)                 (237,782)
                                                             ----------                ----------
        Total shareholders' equity                              228,190                   200,640
                                                             ----------                ----------
          Total liabilities and shareholders'
          equity                                             $  795,934                $  767,281
                                                             ==========                ==========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                            -------------------------------------   --------------------------------
                                                  2000                   1999               2000             1999
                                            --------------        ---------------   ----------------    -------------
   Homebuilding:
      Revenues                               $   558,506            $   492,058        $ 1,049,087       $   921,745
      Other income                                   741                    433              1,356               922
      Cost of sales                             (454,982)              (408,167)          (854,659)         (764,711)
      Selling, general and administrative        (38,552)               (34,169)           (67,961)          (62,392)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill          (1,814)                (1,814)            (3,627)           (3,627)
                                             -----------            -----------        -----------       -----------
      Operating income                            63,899                 48,341            124,196            91,937
      Interest expense                            (3,359)                (3,359)            (6,701)           (6,740)
                                             -----------            -----------        -----------       -----------
      Homebuilding income                         60,540                 44,982            117,495            85,197
                                             -----------            -----------        -----------       -----------

   Mortgage Banking:
      Mortgage banking fees                        7,622                 12,465             15,219            25,987
      Interest income                              1,673                  3,822              3,711             6,573
      Other income                                   117                    163                184               257
      General and administrative                  (6,062)                (9,192)           (13,838)          (18,514)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill            (272)                  (412)              (708)             (772)
      Interest expense                            (1,080)                (2,345)            (2,041)           (4,016)
      Restructuring and asset impairment
        charge                                       200                      -             (5,726)                -
                                             -----------            -----------        -----------       -----------
        Operating income/(loss)                    2,198                  4,501             (3,199)            9,515
                                             -----------            -----------        -----------       -----------

   Total segment income                           62,738                 49,483            114,296            94,712

      Income tax expense                         (25,534)               (21,220)           (46,518)          (40,442)
                                             -----------            -----------        -----------       -----------

   Net Income                                $    37,204            $    28,263        $    67,778       $    54,270
                                             ===========            ===========        ===========       ===========

   Basic Earnings per Share:                 $      4.09            $      2.66        $      7.29       $      5.04
                                             ===========            ===========        ===========       ===========

   Diluted Earnings per Share:               $      3.37            $      2.26        $      6.09       $      4.28
                                             ===========            ===========        ===========       ===========

            See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                           Six Months Ended June 30,
                                                                 ---------------------------------------------
                                                                         2000                     1999
                                                                 --------------------     --------------------
Cash flows from operating activities:
   Net income                                                           $    67,778               $    54,270
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                              6,917                     6,753
   Restructuring and asset impairment charge                                  5,426                         -
   Mortgage loans closed                                                   (937,416)               (1,649,180)
   Proceeds from sales of mortgage loans                                    974,317                 1,676,426
   Gain on sale of mortgage servicing rights                                   (320)                   (1,473)
   Gain on sale of loans                                                     (9,072)                  (18,912)
   Net change in assets and liabilities:
     Increase in inventories                                                (42,926)                  (26,163)
     Increase in receivables                                                (10,596)                   (7,591)
     Increase in contract land deposits                                     (15,528)                   (6,633)
     Increase in accounts payable, customer deposits and
        accrued expenses                                                     30,808                    55,445
   Other, net                                                                (3,687)                   11,371
                                                                        -----------               -----------
   Net cash provided by operating activities                                 65,701                    94,313
                                                                        -----------               -----------

Cash flows from investing activities:
   Business acquisition, net of cash acquired                                     -                    (3,697)
   Purchase of property, plant and equipment                                 (2,137)                   (3,720)
   Principal payments on mortgage-backed securities                             368                     1,884
   Proceeds from sales of mortgage servicing rights                           8,016                    18,204
   Other, net                                                                  (254)                    4,151
                                                                        -----------               -----------
   Net cash provided by investing activities                                  5,993                    16,822
                                                                        -----------               -----------

Cash flows from financing activities:
   Purchase of NVR common stock for
     funding of deferred compensation plan                                   (1,606)                        -
   Redemption of mortgage bonds                                                   -                      (713)
   Net (repayments) borrowings under notes payable and other
     term Debt                                                              (26,054)                  (45,357)
   Purchase of treasury stock                                               (44,730)                  (40,616)
   Other, net                                                                 2,070                     1,330
                                                                        -----------               -----------
   Net cash used by financing activities                                    (70,320)                  (85,356)
                                                                        -----------               -----------

   Net increase in cash                                                       1,374                    25,779
   Cash, beginning of the period                                             89,126                    68,504
                                                                        -----------               -----------
   Cash, end of period                                                  $    90,500               $    94,283
                                                                        ===========               ===========

Supplemental disclosures of cash flow information:
   Interest paid during the period                                      $     8,485               $    10,602
                                                                        ===========               ===========
   Income taxes paid, net of refunds                                    $    45,081               $    30,829
                                                                        ===========               ===========


            See notes to condensed consolidated financial statements.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.       Basis of Presentation

         The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For the quarters and the six-month periods ended June 30, 2000 and 1999, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.


2.       Shareholders' Equity

         A summary of changes in shareholders' equity is presented below:

                                                                                                    Deferred     Deferred
                                     Common          Paid-In        Retained        Treasury          Comp.        Comp.
                                      Stock          Capital        Earnings          Stock           Trust      Liability
                                    --------       -----------    ------------     -----------     ----------    ---------
Balance, December 31, 1999         $     204         $ 196,654     $ 241,564        $(237,782)     $        -    $       -

Net income                                 -                 -        67,778                -               -            -
Deferred compensation activity             -           (14,918)            -           14,451         (16,057)      16,057
Purchase of common stock
  for treasury                             -                 -             -          (44,730)              -            -
Option activity                            2             2,068             -                -               -            -
Tax benefit from stock-based
  compensation activity                    -             2,899             -                -               -            -
Performance share activity                 -            (3,674)            -            3,674               -            -
                                   ---------         ---------     ---------        ---------      ----------    ---------
Balance, June 30, 2000             $     206         $ 183,029     $ 309,342        $(264,387)     $  (16,057)   $  16,057
                                   =========         =========     =========        =========      ==========    =========

         Approximately 77,700 shares were reissued from the treasury during January 2000 in satisfaction of benefits earned and expensed in 1999 under an equity-based employee benefit plan. The basis for the shares reissued from the treasury was $47.25 per share. In addition, approximately 182,000 options were exercised during the first six months of 2000, with NVR realizing approximately $2,070 in aggregate equity proceeds.

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

       The Deferred Comp Plan Trust was funded during the first quarter of 2000 with 305,863 NVR shares issued from the Company's treasury stock account. The basis for the shares reissued from the treasury was $47.25 per share. In addition, the Deferred Comp Plan Trust purchased 34,840 NVR common shares on the open market at an aggregate cost of $1,606. The compensation deferred was related to benefits earned by NVR employees under the Company's 1994 Management Equity Incentive Plan and the 1996 High Performance Plan. The aggregate 340,703 shares are treated as outstanding shares in the earnings per share calculation for the three and six months ended June 30, 2000.

3.     Segment Disclosures

       NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2000
--------------------------------------

                                            Homebuilding         Mortgage Banking           Totals
                                            ------------         ----------------           ------
Revenues from external customers            $  1,049,087          $       15,219        $  1,064,306 (a)
Segment profit/(loss)                            121,122                 (2,491)             118,631 (b)
Segment assets                                   601,866                 126,249             728,115 (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                            Homebuilding         Mortgage Banking           Totals
                                            ------------         ----------------           ------
Segment profit/(loss)                        $  121,122            $    (2,491)            $  118,631
Less:  amortization of excess
  reorganization value and goodwill              (3,627)                  (708)                (4,335)
                                             ----------            -----------             ----------
Consolidated income before income
  taxes                                      $  117,495            $    (3,199)            $  114,296
                                             ==========            ===========             ==========


Segment assets                               $  601,866            $   126,249             $  728,115
Add:  Excess reorganization value
  and goodwill                                   58,840                  8,979                 67,819
                                             ----------            -----------             ----------
Total consolidated assets                    $  660,706            $   135,228             $  795,934
                                             ==========            ===========             ==========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

For the Three Months Ended June 30, 2000
----------------------------------------

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Revenues from external customers            $    558,506        $        7,622      $   566,128 (c)
Segment profit                                    62,354                 2,470           64,824 (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Segment profit                              $     62,354        $        2,470      $    64,824
Less: amortization of excess
  reorganization value and goodwill               (1,814)                 (272)          (2,086)
                                            ------------        --------------      -----------
Consolidated income before income
  taxes                                     $     60,540        $        2,198      $    62,738
                                            ============        ==============      ===========

For the Six Months Ended June 30, 1999
--------------------------------------

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Revenues from external customers            $    921,745        $       25,987      $   947,732 (e)
Segment profit                                    88,824                10,287           99,111 (f)
Segment assets                                   500,372               254,292          754,664 (f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Segment profit                              $     88,824        $       10,287      $    99,111
Less: amortization of excess
  reorganization value and goodwill               (3,627)                 (772)          (4,399)
                                            ------------        --------------      -----------
Consolidated income before income
  taxes                                     $     85,197        $        9,515      $    94,712
                                            ============        ==============      ===========


Segment assets                              $    500,372        $      254,292      $   754,664
Add: Excess reorganization value
  and goodwill                                    66,094                13,252           79,346
                                            ------------        --------------      -----------
Total consolidated assets                   $    566,466        $      267,544      $   834,010
                                            ============        ==============      ===========

For the Three Months Ended June 30, 1999
----------------------------------------

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Revenues from external customers            $    492,058        $       12,465      $   504,523 (g)
Segment profit                                    46,796                 4,913           51,709 (h)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(h) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                            Homebuilding      Mortgage Banking        Totals
                                            ------------      ----------------        ------
Segment profit                              $     46,796        $        4,913      $    51,709
 Less:  amortization of excess
  reorganization value and goodwill               (1,814)                 (412)          (2,226)
                                            ------------        --------------      -----------
Consolidated income before income
  taxes                                     $     44,982        $        4,501      $    49,483
                                            ============        ==============      ===========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


4.     Mortgage Banking Segment Restructuring Plan

       During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entails the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") in March 1999. This action is consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. After the restructuring plan is complete, the Company's mortgage banking operations will focus solely on serving the Company's homebuilding operations. The restructuring plan was substantially completed by June 30, 2000. As a result of the restructuring, the Company incurred net restructuring and asset impairment charges of $5,726, which are included in the mortgage banking segment's operating results for the six months ended June 30, 2000 in the accompanying statements of income. For additional details, see the mortgage banking section of the management discussion and analysis on page 13.

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


Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

       NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended June 30, 2000 and 1999

       During the second quarter of 2000, homebuilding operations generated revenues of $558,506 compared to revenues of $492,058 in the second quarter of 1999. The change in revenues was due to a 1.9% increase in the number of homes settled to 2,469 units in 2000 from 2,424 units in 1999, and to an 11.4% increase in the average selling price to $225.2 in 2000 from $202.1 in 1999. The increase in the average selling price is attributable to price increases in certain of the Company's markets and to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period. New orders of 3,010 during the second quarter of 2000 increased 5.4% compared with the 2,855 new orders generated during the same 1999 period. The increase in new orders was primarily the result of increased sales in the Company's markets outside the Washington, D.C. metropolitan area.

       Gross profit margins in the second quarter of 2000 increased to 18.5% as compared to 17.0% for the second quarter of 1999. The increase in gross margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, and to the Company's ongoing focus on controlling construction costs.

       Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 increased $4,383 from the second quarter of 1999, and as a percentage of revenues, were flat with the second quarter of 1999. The increase in SG&A dollars is primarily attributable to the aforementioned increase in revenues.

       Backlog units and dollars were 5,849 and $1,404,219, respectively, at June 30, 2000 compared to 5,447 and $1,190,412, respectively, at June 30, 1999. The increase in backlog units and dollars is primarily attributable to a 4.1% increase in new orders for the six month period ended June 30, 2000 compared to the same 1999 period. The increase in backlog dollars is also due to a 9.3% increase in the average selling price over the same six month period.

       The Company believes that earnings before interest, taxes, depreciation and amortization, excluding non-cash equity based compensation ("EBITDA"), provides a meaningful comparison of operating performance of the homebuilding segment. Although the Company believes the calculation is helpful in understanding the performance of the homebuilding segment, EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity.

Calculation of Homebuilding EBITDA:

                                                               Three Months Ended June 30,
                                                            --------------------------------
                                                                2000                 1999
                                                            ----------           -----------
       Operating income                                     $   63,899           $    48,341
       Depreciation                                              1,005                   858
       Amortization of excess reorganization
         value/goodwill                                          1,814                 1,814
       Non-cash compensation                                         -                 4,395
                                                            ----------           -----------
       Homebuilding EBITDA                                  $   66,718           $    55,408
                                                            ==========           ===========
       % of Homebuilding revenues                                 11.9%                 11.3%
                                                            ==========           ===========

       Homebuilding EBITDA in the second quarter of 2000 was $11,310 higher than in the second quarter of 1999, and as a percentage of homebuilding revenues, increased to 11.9% from 11.3%.

Mortgage Banking Segment

Three Months Ended June 30, 2000 and 1999

       The mortgage banking segment generated operating income, excluding the amortization of excess reorganization value and goodwill, of $2,470 for the three months ended June 30, 2000 compared to operating income of $4,913 during the same period in 1999. The reduction was primarily due to a 46.2% reduction in loan closings to $467,818 from $869,774 for the three months ended June 30, 2000 and 1999, respectively, and to costs associated with winding up the business of First Republic Mortgage Corporation ("First Republic"). The reduction in loan closings is the direct result of the Company's decision made in the first quarter of 2000 to exit the retail and wholesale loan origination business to focus exclusively on originating mortgages for NVR's homebuilding customers. (See the mortgage banking segments six month discussion within this management's discussion and analysis for further details). Also, during the quarter ended June 30, 2000, a reversal of $200 of the restructuring accrual established in the prior quarter was more than fully offset by the establishment of a $500 loss provision for certain loans originated and sold by First Republic prior to NVR's acquisition of First Republic in March 1999. All of First Republic's retail branches acquired in the March 1999 acquisition were closed as a result of the first quarter 2000 restructuring activities.

Homebuilding Segment

Six Months Ended June 30, 2000 and 1999

       During the first six months of 2000, homebuilding operations generated revenues of $1,049,087 compared to revenues of $921,745 in the first six months of 1999. The increase in revenues was primarily due to a 4.0% increase in the number of homes settled to 4,705 in 2000 from 4,522 in 1999, and to a 9.3% increase in the average settlement price to $222.0 in 2000 from $203.1 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 2000 period as compared to the beginning of the same 1999 period. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of the Company's markets. New orders increased by 4.1% to 5,619 for the six months ended June 30, 2000 compared with 5,396 for the six months ended June 30, 1999. The increase in new orders was primarily the result of increased sales in the Baltimore/Washington area.

       Gross profit margins for the first six months of 2000 increased to 18.5% compared to 17.0% for the six months ended June 30, 1999. The increase in gross profit margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, and to the Company's continued focus on controlling construction costs.

       SG&A expenses for 2000 increased $5,569 compared to the same 1999 period, but as a percentage of revenues decreased to 6.5% from 6.8%. The increase in SG&A dollars and the percentage decrease is primarily attributable to the overall larger revenue base.

Calculation of Homebuilding EBITDA:

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                  2000               1999
                                                              -----------         ----------
       Operating income                                       $   124,196         $    91,937
       Depreciation                                                 2,025               1,604
       Amortization of excess reorganization
         value and goodwill                                         3,627               3,627
       Non-cash compensation                                            -               8,553
                                                              -----------         -----------
       Homebuilding EBITDA                                    $   129,848         $   105,721
                                                              ===========         ===========
       % of Homebuilding revenues                                    12.4%               11.5%
                                                              ===========         ===========

       Homebuilding EBITDA for the first six months of 2000 was $24,127 higher than the first six months of 1999, and as a percentage of revenues increased to 12.4% from 11.5%.


Mortgage Banking Segment

Six Months Ended June 30, 2000 and 1999

       The mortgage banking segment incurred an operating loss, excluding the amortization of excess reorganization value and goodwill, of $2,491 for the six months ended June 30, 2000 compared to operating income of $10,287 during the same period in 1999. During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic. This action was consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. After the restructuring plan is complete, the Company's mortgage banking operations will focus solely on serving the Company's homebuilding operations. The restructuring plan was substantially completed during the second quarter of 2000.

       As a result of the restructuring, the Company recorded a restructuring and asset impairment charge of $5,926 in the first quarter of 2000. A detail of the costs comprising the total charge incurred in the first quarter is as follows:

          Write off of First Republic goodwill          $2,575
          Noncancelable office and equipment leases      1,480
          Asset impairments                              1,362
          Severance                                        509
                                                        ------
          Total                                         $5,926
                                                        ======


       During the second quarter of 2000, approximately $444 in severance and lease costs were applied against the restructuring reserve. In addition, the Company reversed approximately $200 in restructuring reserves, primarily for unused severance costs. Approximately $1,300 of the restructuring accrual established at March 31, 2000, remains at June 30, 2000, and primarily relates to accrued lease costs.

       Excluding the restructuring and impairment charges (net reversals) incurred in the first six months of 2000, operating income was $3,235, a decrease of 69% from the $10,287 of operating income generated in the first six months of 1999. This was primarily due to a 43% reduction in loan closings to $937,416 for the first six months of 2000 compared to $1,649,180 in loan closings for the first six months of 1999, costs associated with winding up the business of First Republic, and to competitive pricing pressures.

       The Company expects that the post-restructuring operating activities of the mortgage banking segment will generate operating income in the final two quarters of 2000, but those operating profits will most likely be less than the comparable results from 1999.

Recent Accounting Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is now effective for fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption on January 1, 2001, as such impact will be determined based on loans held in inventory and forward mortgage delivery contracts outstanding at the date of adoption.

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

       NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2003. The Facility provides for borrowings of up to $100,000 of which $60,000 is currently committed. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit, of which $16,143 was outstanding at June 30, 2000. There were no direct borrowings outstanding under the Facility as of June 30, 2000.

       NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Finance has available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $200,000 to fund its mortgage origination activities. There was $92,528 outstanding under this facility at June 30, 2000. NVR Finance also currently has available an aggregate of $120,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $7,531 outstanding under such gestation and repurchase agreements at June 30, 2000.

       The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

       During the six months ended June 30, 2000, the Company repurchased approximately 828,000 shares of its common stock at an aggregate purchase price of $44,730. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.


                                    Part II
                                    -------

Item 4.    Submission of Matters to a Vote of Security Holders
-------

           NVR held its Annual Meeting of Shareholders on May 3, 2000. Two matters were voted upon at the Annual Meeting:

                                                          Votes         Withheld Authority
                              Matter                       For               to Vote
           -----------------------------------------    -----------   -----------------------
           1.  Election of three directors to serve
               three year terms:
                  C. Scott Barlett, Jr.                 8,958,185              356,912
                  William A. Moran                      8,897,052              418,046
                  Richard H Norair, Sr.                 8,953,691              361,406

                                                          Votes        Votes                      Not
                                                           For        Against    Abstentions     Voted
                                                       -----------   ---------  ------------    -------
           2.  Ratification of appointment of KPMG
               LLP as independent auditors
               for NVR                                  9,256,464     19,224       39,409       206,696

Item 6.    Exhibits and Reports on Form 8-K
-------

           a.  11.  Computation of Earnings per Share.

           b.  27.  Financial Data Schedule

           c. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                 Exhibit Index

Exhibit
Number     Description                                                     Page
------     ------------------------------------------                      ----
11         Computation of Earnings per Share                                17

27         Financial Data Schedule                                          18

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 26, 2000                      NVR, Inc.



                                   By:  /s/ Paul C. Saville
                                        ----------------------
                                        Paul C. Saville
                                        Senior Vice President Finance and
                                        Chief Financial Officer