Form 10-Q
period 2000-09-30
NVR INC
filed 2000-10-25
CIK 906163

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____

                         Commission file number 1-12378

                                   NVR, Inc.
  -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Virginia                                        54-1394360
  -----------------------------------------------------------------------------
   (State or other jurisdiction of                 (IRS employer identification
   incorporation or organization)                            number)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
  -----------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
  -----------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


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

   As of October 18, 2000, there were 8,834,179 total shares of common stock outstanding.

                                NVR, Inc.
                                FORM 10-Q
                                  INDEX
================================================================================

                                                                                Page
                                                                                ----

Part I        FINANCIAL INFORMATION
------
Item 1.       NVR, Inc. Condensed Consolidated Financial Statements
              -----------------------------------------------------
              Condensed Consolidated Balance Sheets at September 30, 2000
              (unaudited) and December 31, 1999................................    3
              Condensed Consolidated Statements of Income for the
              Three Months Ended September 30, 2000 (unaudited)
              and September 30, 1999 (unaudited) and the
              Nine Months Ended September 30, 2000 (unaudited)
              and September 30, 1999 (unaudited)...............................    5
              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 (unaudited) and
              September 30, 1999 (unaudited)...................................    6
              Notes to Condensed Consolidated Financial Statements.............    7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................   12

Part II       OTHER INFORMATION
-------


Item 6.       Exhibits and Reports on Form 8-K.................................   17

              Exhibit Index....................................................   17

              Signature........................................................   17

                                    PART I
                                    ------

Item 1.
-------

                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                  September 30, 2000  December 31, 1999
                                                  ------------------  -----------------
       ASSETS                                         (unaudited)

          Homebuilding:
            Cash and cash equivalents                  $  107,708         $   77,968
            Receivables                                     9,362              2,171
            Inventory:
             Lots and housing units, covered under
              sales agreements with customers             327,355            276,193
             Unsold lots and housing units                 24,989             37,573
             Manufacturing materials and other              7,674              9,689
                                                       ----------         ----------
                                                          360,018            323,455

            Property, plant and equipment, net             12,881             13,114
            Reorganization value in excess of amounts
              allocable to identifiable assets, net        49,281             53,901
            Goodwill, net                                   7,746              8,566
            Contract land deposits                         90,215             62,784
            Other assets                                   54,986             49,776
                                                       ----------         ----------
                                                          692,197            591,735
                                                       ----------         ----------
          Mortgage Banking:
            Cash and cash equivalents                      10,690             11,158
            Mortgage loans held for sale, net              93,780            136,311
            Mortgage servicing rights, net                  2,457              3,384
            Property and equipment, net                     2,516              4,239
            Reorganization value in excess of amounts
              allocable to identifiable assets, net         8,707              9,523
            Goodwill, net                                       -              2,739
            Other assets                                    3,622              8,192
                                                       ----------         ----------
                                                          121,772            175,546
                                                       ----------         ----------

               Total assets                            $  813,969         $  767,281
                                                       ==========         ==========

           See notes to condensed consolidated financial statements.
                                  (Continued)

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                 (dollars in thousands, except per share data)

                                                   September 30, 2000     December 31, 1999
                                                   ------------------     -----------------
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS'
  EQUITY

   Homebuilding:
     Accounts payable                                $    112,176            $    98,322
     Accrued expenses and other liabilities               151,958                125,172
     Customer deposits                                     63,826                 50,348
     Notes payable                                          1,909                  2,128
     Other term debt                                        5,021                  5,206
     Senior notes                                         115,000                145,000
                                                     ------------            -----------
                                                          449,890                426,176
                                                     ------------            -----------
   Mortgage Banking:
     Accounts payable and other liabilities                 5,421                 14,666
     Notes payable                                         93,183                125,799
                                                     ------------            -----------
                                                           98,604                140,465
                                                     ------------            -----------

      Total liabilities                                   548,494                566,641
                                                     ------------            -----------

   Commitments and contingencies

   Shareholders' equity:
     Common stock, $0.01 par value; 60,000,000
      shares authorized; 20,614,365 and 20,614,855
      shares issued as of September 30, 2000 and
      December 31, 1999, respectively                         206                    204
     Paid-in-capital                                      184,544                196,654
     Retained earnings                                    353,256                241,564
     Deferred compensation trust- 340,703 shares
      of NVR, Inc. common stock                           (15,915)                     -
     Deferred compensation liability                       15,915                      -
     Less treasury stock at cost; 11,772,580
      and 11,443,247 shares at September 30, 2000
      and December 31, 1999, respectively                (272,531)              (237,782)
                                                     ------------            -----------

      Total shareholders' equity                          265,475                200,640
                                                     ------------            -----------
          Total liabilities and shareholders'
          equity                                     $    813,969            $   767,281
                                                     ============            ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             --------------------------------  -------------------------------
                                                  2000             1999             2000            1999
                                             ----------------  --------------  -------------  ----------------
Homebuilding:
   Revenues                                    $   602,485        $   523,552    $ 1,651,572       $ 1,445,297
   Other income                                        650                466          2,006             1,388
   Cost of sales                                  (485,414)          (433,380)    (1,340,073)       (1,198,091)
   Selling, general and administrative             (41,211)           (35,389)      (109,172)          (97,781)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets and goodwill               (1,813)            (1,813)        (5,440)           (5,440)
                                               -----------        -----------    -----------       -----------
   Operating income                                 74,697             53,436        198,893           145,373
   Interest expense                                 (3,216)            (3,373)        (9,917)          (10,113)
                                               -----------        -----------    -----------       -----------
   Homebuilding income                              71,481             50,063        188,976           135,260
                                               -----------        -----------    -----------       -----------

Mortgage Banking:
   Mortgage banking fees                            12,950             15,423         28,169            43,975
   Interest income                                   1,438              3,358          5,149             9,931
   Other income                                        149                140            333               397
   General and administrative                      (11,140)           (13,527)       (24,978)          (34,606)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets and goodwill                 (272)              (428)          (980)           (1,200)
   Interest expense                                   (552)            (2,078)        (2,593)           (6,094)
   Restructuring and asset impairment
     charge                                              -                  -         (5,726)                -
                                               -----------        -----------    -----------       -----------
     Operating income/(loss)                         2,573              2,888           (626)           12,403
                                               -----------        -----------    -----------       -----------

Total segment income                                74,054             52,951        188,350           147,663

   Income tax expense                              (30,140)           (22,610)       (76,658)          (63,052)
                                               -----------        -----------    -----------       -----------

Net Income                                     $    43,914        $    30,341    $   111,692       $    84,611
                                               ===========        ===========    ===========       ===========


Basic Earnings per Share:                      $      4.93        $      3.06    $     12.19       $      8.07
                                               ===========        ===========    ===========       ===========

Diluted Earnings per Share:                    $      3.97        $      2.52    $     10.03       $      6.82
                                               ===========        ===========    ===========       ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                          Nine Months Ended September 30,
                                                                 ---------------------------------------------------
                                                                         2000                            1999
                                                                 --------------------           --------------------
Cash flows from operating activities:
   Net income                                                          $   111,692                    $    84,611
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                            10,266                         10,461
   Restructuring and asset impairment charge                                 5,726                              -
   Mortgage loans closed                                                (1,338,453)                    (2,324,773)
   Proceeds from sales of mortgage loans                                 1,388,708                      2,373,288
   Gain on sale of mortgage servicing rights                                  (622)                        (2,670)
   Gain on sale of loans                                                   (18,416)                       (27,812)
   Net change in assets and liabilities:
     Increase in inventories                                               (36,563)                       (40,230)
     Increase in receivables                                                (6,086)                        (9,730)
     Increase in contract land deposits                                    (27,431)                       (17,922)
     Increase in accounts payable, customer deposits and
        accrued expenses                                                    49,845                         53,988
   Other, net                                                               (3,371)                        20,033
                                                                       -----------                    -----------

   Net cash provided by operating activities                               135,295                        119,244
                                                                       -----------                    -----------

Cash flows from investing activities:
   Business acquisition, net of cash acquired                                    -                         (3,697)
   Purchase of property, plant and equipment                                (3,186)                        (6,394)
   Principal payments on mortgage-backed securities                            504                          2,225
   Proceeds from sales of mortgage servicing rights                         11,332                         27,061
   Other, net                                                                  426                          4,746
                                                                       -----------                    -----------

   Net cash provided by investing activities                                 9,076                         23,941
                                                                       -----------                    -----------

Cash flows from financing activities:
   Purchase of NVR common stock for
     funding of deferred compensation plan                                  (1,606)                             -
   Redemption of mortgage bonds                                               (581)                        (1,625)
   Net repayments under notes payable and other
     term debt                                                             (32,759)                       (51,955)
   Repurchase of 8% Senior Notes due 2005                                  (30,000)                             -
   Purchase of treasury stock                                              (52,874)                       (87,542)
   Other, net                                                                2,721                          1,488
                                                                       -----------                    -----------
   Net cash used by financing activities                                  (115,099)                      (139,634)
                                                                       -----------                    -----------

   Net increase in cash                                                     29,272                          3,551
   Cash, beginning of the period                                            89,126                         68,504
                                                                       -----------                    -----------

   Cash, end of period                                                 $   118,398                    $    72,055
                                                                       ===========                    ===========

Supplemental disclosures of cash flow information:
   Interest paid during the period                                     $    10,305                    $    11,677
                                                                       ===========                    ===========
   Income taxes paid, net of refunds                                   $    70,026                    $    54,448
                                                                       ===========                    ===========

           See notes to condensed consolidated financial statements.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)


1.       Basis of Presentation

         The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

         For the quarters and the nine-month periods ended September 30, 2000 and 1999, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.       Shareholders' Equity

         A summary of changes in shareholders' equity is presented below:

                                                                                           Deferred   Deferred
                                      Common      Paid-In     Retained    Treasury          Comp.       Comp.
                                      Stock       Capital     Earnings      Stock           Trust     Liability
                                      ------     ---------    ---------   ---------       ---------   ---------
Balance, December 31, 1999            $  204     $ 196,654    $ 241,564   $(237,782)      $       -   $       -

Net income                                 -             -      111,692           -               -           -
Deferred compensation activity             -       (14,918)          -       14,451         (15,915)     15,915
Purchase of common stock
  for treasury                             -             -           -      (52,874)              -           -
Option activity                            2         2,719           -            -               -           -
Tax benefit from stock-based
  compensation activity                    -         3,763           -            -               -           -
Performance share activity                 -        (3,674)          -        3,674               -           -
                                      ------     ---------    ---------   ---------       ---------   ---------
Balance, September 30, 2000           $  206     $ 184,544    $ 353,256   $(272,531)      $ (15,915)  $  15,915
                                      ======     =========    =========   =========       =========   =========

         Approximately 77,700 shares were reissued from the treasury during January 2000 in satisfaction of benefits earned and expensed in 1999 under an equity-based employee benefit plan. The basis for the shares reissued from the treasury was $47.25 per share. In addition, approximately 222,000 options were exercised during the first nine months of 2000, with NVR realizing $2,721 in aggregate equity proceeds.

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

         The Deferred Comp Plan Trust was funded during the first quarter of 2000 with 305,863 NVR shares issued from the Company's treasury stock account. The basis for the shares reissued from the treasury was $47.25 per share. In addition, the Deferred Comp Plan Trust purchased 34,840 NVR common shares on the open market at an aggregate cost of $1,606. The compensation deferred was related to benefits earned by NVR employees under the Company's 1994 Management Equity Incentive Plan and the 1996 High Performance Plan. The aggregate 340,703 shares are treated as outstanding shares in the earnings per share calculation for the three and nine months ended September 30, 2000.

3.       Segment Disclosures

         NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Nine Months Ended September 30, 2000
--------------------------------------------

                                      Homebuilding      Mortgage Banking       Totals
                                      ------------      ----------------       ------
Revenues from external customers      $    1,651,572    $     28,169         $ 1,679,741  (a)
Segment profit                               194,416             354             194,770  (b)
Segment assets                               635,170         113,065             748,235  (b)

(a)  Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)  The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:
     Homebuilding Mortgage Banking Totals

                                      Homebuilding      Mortgage Banking       Totals
                                      ------------      ----------------       ------
Segment profit                        $      194,416    $        354         $   194,770
Less:  Amortization of excess
  reorganization value and goodwill           (5,440)           (980)             (6,420)
                                      --------------    ------------         -----------
Consolidated income (loss) before
  income taxes                        $      188,976    $       (626)        $   188,350
                                      ==============    ============         ===========

Segment assets                        $      635,170    $    113,065         $   748,235
Add:  Excess reorganization value
  and goodwill                                57,027           8,707              65,734
                                      --------------    ------------         -----------
Total consolidated assets             $      692,197    $    121,772         $   813,969
                                      ==============    ============         ===========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

For the Three Months Ended September 30, 2000
---------------------------------------------
                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Revenues from external customers   $   602,485         $  12,950  $  615,435 (c)
Segment profit                          73,294             2,845      76,139 (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Segment profit                     $    73,294         $   2,845  $   76,139
Less: Amortization of excess
 reorganization value and goodwill      (1,813)             (272)     (2,085)
                                   -----------         ---------   ---------
Consolidated income before income
 taxes                             $    71,481         $   2,573  $   74,054
                                   ===========         =========   =========

For the Nine Months Ended September 30, 1999
--------------------------------------------

                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Revenues from external customers   $ 1,445,297         $  43,975  $1,489,272 (e)
Segment profit                         140,700            13,603     154,303 (f)
Segment assets                         508,075           229,802     737,877 (f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Segment profit                     $   140,700         $  13,603  $  154,303
Less: Amortization of excess
 reorganization value and goodwill      (5,440)           (1,200)     (6,640)
                                   -----------         ---------  ----------
Consolidated income before income
 taxes                             $   135,260         $  12,403  $  147,663
                                   ===========         =========  ==========


Segment assets                     $   508,075         $ 229,802  $  737,877
Add: Excess reorganization value
 and goodwill                           64,280            12,698      76,978
                                   -----------         ---------  ----------
Total consolidated assets          $   572,355         $ 242,500  $  814,855
                                   ===========         =========  ==========


For the Three Months Ended September 30, 1999
---------------------------------------------

                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Revenues from external customers   $   523,552         $  15,423  $  538,975 (g)
Segment profit                          51,876             3,316      55,192 (h)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(h) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                   Homebuilding  Mortgage Banking    Totals
                                   ------------  ----------------    ------

Segment profit                     $    51,876         $   3,316  $   55,192
Less:  Amortization of excess
 reorganization value and goodwill      (1,813)             (428)     (2,241)
                                   -----------         ---------  ----------
Consolidated income before income
 taxes                             $    50,063         $   2,888  $   52,951
                                   ===========         =========  ==========

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


4.       Mortgage Banking Segment Restructuring Plan

         During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") in March 1999. This action is consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. The Company's mortgage banking operation is now solely focused on serving the Company's homebuilding operations. The restructuring plan was substantially completed by June 30, 2000. As a result of the restructuring, the Company incurred net restructuring and asset impairment charges of $5,726, which are included in the mortgage banking segment's operating results for the nine months ended September 30, 2000 in the accompanying statements of income. For additional details, see the mortgage banking section of the Management Discussion and Analysis beginning on page 12.

5.       Debt

         In September 2000, NVR amended its mortgage warehouse facility to decrease the available borrowing limit to $100,000. The reduction in the available borrowing limit is consistent with the Company's restructuring plans discussed in note 4 above. The other terms and conditions are substantially equivalent to those in effect at December 31, 1999. There is $84,870 outstanding under the facility at September 30, 2000.

         During the three months ended September 30, 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of its 8% Senior Notes due 2005 ("Senior Notes"). The Senior Notes were repurchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Senior Notes outstanding at September 30, 2000.

6.       Subsequent Events

         Subsequent to September 30, 2000, NVR reached agreement with a shareholder to purchase approximately 780,000 shares of its common stock effective January 2, 2001 for an aggregate purchase price of approximately $65,000. The shareholder is not affiliated with NVR or its subsidiaries.

         On October 25, 2000, NVR commenced a consent solicitation of the holders of its Senior Notes to amend the underlying Trust Indenture ("Indenture") of the Senior Notes. The proposed amendment would modify the covenant in the Indenture limiting certain "Restricted Payments" to allow the Company to make, in addition to all other permitted Restricted Payments, additional Restricted Payments of up to $70,000 in the aggregate for the purpose of repurchasing the Company's outstanding capital stock (from persons other than officers and directors of the Company) in one or more privately negotiated and/or open market transactions at any time or from time to time on or before July 31, 2001; provided that any such additional Restricted Payments not made on or before July 31, 2001, may not be made at any subsequent time.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


       For each consent received and accepted, the Company has offered to pay a Senior Note holder cash equal to 1% of the principal amount of Senior Notes held. The cash payment made for each consent received and accepted will be capitalized and amortized to interest expense over the remaining term of the Senior Notes. The consent period ends at 5:00 p.m., New York City time, on November 13, 2000, unless extended. The Company has the right at any time to terminate the consent solicitation, amend the terms of the solicitation, or not to extend the deadline of the solicitation period beyond the expiration date.

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

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

         NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended September 30, 2000 and 1999

         During the third quarter of 2000, homebuilding operations generated revenues of $602,485 compared to revenues of $523,552 in the third quarter of 1999. The change in revenues was due to a 6.3% increase in the number of homes settled to 2,674 units in 2000 from 2,516 units in 1999, and to an 8.2% increase in the average selling price to $224.5 in 2000 from $207.4 in 1999. The increase in the average selling price is attributable to price increases in certain of the Company's markets and to a larger number of settlements in the current period of higher-priced single family detached homes. New orders of 2,180 during the third quarter of 2000 increased 16.8% compared with the 1,866 new orders generated during the same 1999 period. The increase in new orders was primarily the result of increased sales in the Company's markets outside the Washington, D.C. metropolitan area.

         Gross profit margins in the third quarter of 2000 increased to 19.4% as compared to 17.2% for the third quarter of 1999. The increase in gross margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, a decrease in the cost of lumber and certain other material costs and to the Company's ongoing focus on controlling construction costs. Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 increased $5,822 from the third quarter of 1999, and as a percentage of revenues, were flat with the third quarter of 1999.

         Backlog units and dollars were 5,355 and $1,328,585, respectively, at September 30, 2000 compared to 4,797 and $1,082,116, respectively, at September 30, 1999. The increase in backlog units and dollars is primarily attributable to a 9.9% increase in new orders for the six month period ended September 30, 2000 compared to the same 1999 period. The increase in backlog dollars is also due to a 6.7% increase in the average selling price over the same six month period.

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

Calculation of Homebuilding EBITDA:

                                                      Three Months Ended September 30,
                                                     --------------------------------
                                                         2000               1999
                                                     -------------    ---------------
         Operating income                            $    74,697         $    53,436
         Depreciation                                      1,083                 875
         Amortization of excess reorganization
           value/goodwill                                  1,813               1,813
         Non-cash compensation                                 -               4,560
                                                     -----------         -----------
         Homebuilding EBITDA                         $    77,593         $    60,684
                                                     ===========         ===========
         % of Homebuilding revenues                         12.9%               11.6%
                                                     ===========         ===========

         Homebuilding EBITDA in the third quarter of 2000 was $16,909 higher than in the third quarter of 1999, and as a percentage of homebuilding revenues, increased to 12.9% from 11.6%.

Mortgage Banking Segment

Three Months Ended September 30, 2000 and 1999

         The mortgage banking segment generated operating income, excluding the amortization of excess reorganization value and goodwill, of $2,845 for the three months ended September 30, 2000 compared to operating income of $3,316 during the same period in 1999. The reduction was primarily due to a 40% reduction in loan closings to $401,037 from $675,593 for the three months ended September 30, 2000 and 1999, respectively, and to costs associated with winding down the business of First Republic Mortgage Corporation ("First Republic"). The reduction in loan closings is the direct result of the Company's decision made in the first quarter of 2000 to exit the retail and wholesale loan origination business to focus exclusively on originating mortgages for NVR's homebuilding customers. (See the mortgage banking segment's nine-month discussion within this Management's Discussion and Analysis for further details).

Homebuilding Segment

Nine Months Ended September 30, 2000 and 1999

         During the first nine months of 2000, homebuilding operations generated revenues of $1,651,572 compared to revenues of $1,445,297 in the first nine months of 1999. The increase in revenues was primarily due to a 4.8% increase in the number of homes settled to 7,379 in 2000 from 7,038 in 1999, and to an 8.9% increase in the average settlement price to $222.9 in 2000 from $204.6 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 2000 period as compared to the same 1999 period. The increase in the average settlement price is attributable to price increases in certain of the Company's markets and to a larger number of settlements in the current period of higher-priced single family detached homes. New orders increased by 7.4% to 7,799 for the nine months ended September 30, 2000 compared with 7,262 for the nine months ended September 30, 1999. The majority of the Company's markets had a period to period increase in the number of new orders.

         Gross profit margins for the first nine months of 2000 increased to 18.9% compared to 17.1% for the nine months ended September 30, 1999. The increase in gross profit margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, a decrease in the cost of lumber and certain other material costs and to the Company's continued focus on controlling construction costs.

         SG&A expenses for 2000 increased $11,391 compared to the same 1999 period, but as a percentage of revenues decreased to 6.6% from 6.8%. The increase in SG&A dollars and the percentage decrease is primarily attributable to the overall larger revenue base.

Calculation of Homebuilding EBITDA:

                                                   Nine Months Ended September 30,
                                                 ---------------------------------
                                                      2000               1999
                                                 -------------       -------------
         Operating income                        $     198,893       $     145,373
         Depreciation                                    3,108               2,479
         Amortization of excess reorganization
           value and goodwill                            5,440               5,440
         Non-cash compensation                               -              13,114
                                                 -------------       -------------
         Homebuilding EBITDA                     $     207,441       $     166,406
                                                 =============       =============
         % of Homebuilding revenues                       12.6%               11.5%
                                                 =============       =============

         Homebuilding EBITDA for the first nine months of 2000 was $41,035 higher than the first nine months of 1999, and as a percentage of revenues increased to 12.6% from 11.5%.

Mortgage Banking Segment

Nine Months Ended September 30, 2000 and 1999

     The mortgage banking segment had operating income, excluding the amortization of excess reorganization value and goodwill, of $354 for the nine months ended September 30, 2000 compared to operating income of $13,603 during the same period in 1999. During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic. This action was consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. The Company's mortgage banking operation is now solely focused on serving the Company's homebuilding operations. The restructuring plan was substantially completed during the second quarter of 2000.

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
                                                          ======


         During the nine months ended September 30, 2000, approximately $695 in severance and lease costs was applied against the restructuring reserve. In addition, the Company reversed approximately $200 in restructuring reserves, primarily for unused severance costs. Approximately $1,100 of the restructuring accrual established at March 31, 2000, remains at September 30, 2000, and primarily relates to accrued lease costs.

         Excluding the restructuring and impairment charges (net of reversals) incurred in the first nine months of 2000, operating income was $6,080, a decrease of 55.3% from the $13,603 of operating income generated in the first nine months of 1999. This was primarily due to a 42.4% reduction in loan closings to $1,338,453 for the first nine months of 2000 compared to $2,324,773 in loan closings for the first nine months of 1999, other costs associated with winding down the business of First Republic, and to competitive pricing pressures.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is now effective for fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption on January 1, 2001. Such impact will be solely determined based on loan commitments and forward mortgage delivery contracts for the Company's mortgage banking segment.

Liquidity and Capital Resources

         The Company has $225,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement was declared effective on February 27, 1998, and provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

         NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2003. The Facility currently provides for borrowings of up to $60,000. Up to $24,000 of the Facility is currently available for issuance in the form of letters of credit, of which $17,570 was outstanding at September 30, 2000. There were no direct borrowings outstanding under the Facility as of September 30, 2000.

         NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Finance has available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $100,000 to fund its mortgage origination activities. There was $84,870 outstanding under this facility at September 30, 2000. NVR Finance also currently has available an aggregate of $120,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $7,991 outstanding under such gestation and repurchase agreements at September 30, 2000.

         The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Other Elements Impacting Liquidity

         During the three months ended September 30, 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of its 8% Senior Notes due 2005 ("Senior Notes"). The Senior Notes were repurchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Senior Notes outstanding at September 30, 2000.

         During the nine months ended September 30, 2000, the Company repurchased approximately 935,000 shares of its common stock at an aggregate purchase price of $52,874. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

       On October 25, 2000, NVR commenced a consent solicitation of the holders of its Senior Notes to amend the underlying Trust Indenture ("Indenture") of the Senior Notes. The proposed amendment would modify the covenant in the Indenture limiting certain "Restricted Payments" to allow the Company to make, in addition to all other permitted Restricted Payments, additional Restricted Payments of up to $70,000 in the aggregate for the purpose of repurchasing the Company's outstanding capital stock (from persons other than officers and directors of the Company) in one or more privately negotiated and/or open market transactions at any time or from time to time on or before July 31, 2001; provided that any such additional Restricted Payments not made on or before July 31, 2001, may not be made at any subsequent time.

         For each consent received and accepted, the Company has offered to pay a Senior Note holder cash equal to 1% of the principal amount of Senior Notes held. The cash payment made for each consent received and accepted will be capitalized and amortized to interest expense over the remaining term of the Senior Notes. The consent period ends at 5:00 p.m., New York City time, on November 13, 2000, unless extended. The Company has the right at any time to terminate the consent solicitation, amend the terms of the solicitation, or not to extend the deadline of the solicitation period beyond the expiration date.

         Subsequent to September 30, 2000, NVR reached agreement with a shareholder to purchase approximately 780,000 shares of its common stock effective January 2, 2001 for an aggregate purchase price of approximately $65,000. The shareholder is not affiliated with NVR or its subsidiaries.

                                     Part II
                                     -------

Item 6.         Exhibits and Reports on Form 8-K
------

                a.  11.  Computation of Earnings per Share.

                b.  27.  Financial Data Schedule.

                c. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.



                                  Exhibit Index

Exhibit
Number     Description                                  Page
------     ---------------------------------------      ----

11         Computation of Earnings per Share              18

27         Financial Data Schedule                        19



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2000                           NVR, Inc.


                                           By: /s/ Paul C. Saville
                                               ----------------------
                                               Paul C. Saville
                                               Senior Vice President Finance and
                                               Chief Financial Officer