Form 10-K
period 2000-12-31
NVR INC
filed 2001-03-07
CIK 906163

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from ____ to _______________

                         Commission file number 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                         54-1394360
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation                (IRS employer
             or organization)                            identification number)

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

            Securities registered pursuant to Section 12(b) of the Act:
            -----------------------------------------------------------

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common stock, par value                        American Stock Exchange
    $0.01 per share

         Securities registered pursuant to Section 12(g) of the Act:  None
         -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No__
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

As of February 22, 2001 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on such date was approximately $986.5 million. As of February 22, 2001 there were 8,366,862 total shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2001 are incorporated by reference into Part III of this report.

                              Page 1 of 123 pages
                      The Exhibit Index begins on page 17.

                                     INDEX

PART I                                                                                         Page
------                                                                                         ----
Item 1.     Business.........................................................................     3
Item 2.     Properties.......................................................................     6
Item 3.     Legal Proceedings................................................................     6
Item 4.     Submission of Matters to a Vote of Security Holders..............................     7
            Executive Officers of the Registrant.............................................     7
PART II
-------

Item 5.     Market for Registrants' Common Equity and Related Shareholder Matters............     7
Item 6.     Selected Financial Data..........................................................     8
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................     8
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk........................    13
Item 8.     Financial Statements and Supplementary Data......................................    16
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................................    16

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant...............................    16
Item 11.    Executive Compensation...........................................................    16
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................    16
Item 13.    Certain Relationships and Related Transactions...................................    16

PART IV
-------

Item 14.    Exhibits and Reports on Form 8-K.................................................    17

                                    PART I
                                    ------
Item 1.  Business
-------  --------

General

     NVR, Inc. ("NVR") was formed in 1980 as NVHomes, Inc. NVR operates in two business segments: 1) the construction and marketing of homes and 2) mortgage banking. During 2000, NVR conducted its homebuilding activities both directly and indirectly through its wholly owned subsidiary, Fox Ridge Homes, Inc. On December 31, 2000, NVR merged Fox Ridge Homes, Inc. into NVR. NVR now conducts all homebuilding activity directly. NVR conducts its mortgage banking operations primarily through another wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance"). Unless the context otherwise requires, references to "NVR" include its subsidiaries.

     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas. NVR derived an aggregate of approximately 61% and 62% of its 2000 and 1999 homebuilding revenues, respectively, from the Washington, D.C. and Baltimore, Maryland metropolitan areas. NVR's homebuilding operations construct and sell single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built in the Nashville, Tennessee metropolitan area. The Ryan Homes' and Fox Ridge Homes' products are moderately priced and marketed primarily towards first-time and first time move-up buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up and upscale buyers. In 2000, the average price of a unit settled by NVR was approximately $224,600.

     NVR obtains land for homebuilding by acquiring control over finished building lots through option contracts with land developers that require forfeitable deposits. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR generally seeks to maintain control over an inventory of lots believed to be suitable for the next 18 to 24 months of projected home sales volumes in the various communities in which it operates.

     In addition to building and selling homes, NVR provides a number of mortgage-related services through its regional mortgage banking operations, which operate in 10 states. During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") in March 1999. This action is consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business.

   NVR's mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. In 2000, NVR's mortgage banking business closed approximately 11,600 loans with an
aggregate principal amount of approximately $1.7 billion.   NVR's homebuilding
customers accounted for 71% of the aggregate dollar amount of loans closed in 2000. Based on NVR's mortgage banking segment's restructuring described above, substantially all of the mortgage banking segment's ongoing loan closings will be for NVR's homebuilding customers. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets, and also sells substantially all of its originated mortgage servicing rights on a flow basis. The servicing portfolio balance at December 31, 2000 was approximately $275 million in principal amounts of loans serviced.

     Segment information for NVR's homebuilding and mortgage banking businesses is included in note 2 to NVR's consolidated financial statements.

Homebuilding

     Products

     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from approximately 985 to 5,400 square feet, with two to five bedrooms, and are priced from approximately $76,000 to $1,200,000.

     Markets

     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                                                Contracts for Sale
                                                      Settlements             (Net of Cancellations)
                                               Year Ended December 31,        Year Ended December 31,
                                            --------------------------        -----------------------
Region                                          2000       1999   1998          2000       1999   1998
------                                        ------      -----  -----        ------      -----  -----
Washington/Baltimore                           5,208      5,073  4,358         5,305      5,215  5,165
Other (1)                                      4,847      4,243  3,264         4,963      4,463  3,835
                                              ------      -----  -----        ------      -----  -----
Total                                         10,055      9,316  7,622        10,268      9,678  9,000
                                              ======      =====  =====        ======      =====  =====

(1) Includes Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Tennessee, Delaware and Richmond, Virginia.

     Backlog

     Backlog units and dollars were 5,148 and $1.3 billion respectively, at December 31, 2000 compared to backlog units of 4,935 and dollars of $1.1 billion at December 31, 1999.

     Construction

     Independent subcontractors under fixed-price contracts perform construction work on NVR's homes. The subcontractors' work is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors in its various markets and is not dependent on any single subcontractor nor on a small number of subcontractors.

     Sales and Marketing

     NVR's preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these model homes are usually converted into temporary sales centers where alternative facades and floor plans are displayed and designs for other models are available for review. Sales representatives are compensated predominantly on a commission basis.

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

     Competition, Market Factors and Seasonality

     The housing industry is highly competitive. NVR competes with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than NVR. NVR also faces competition from the home resale market. NVR's homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. NVR's homebuilding operations historically have been one of the market leaders in each of the markets where NVR operates.

     The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include the availability and increases in the cost of land, labor and materials, changes in consumer preferences, demographic trends and the availability of mortgage finance programs.

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts during the first and second quarters.

     NVR is dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, NVR utilizes standard products available from multiple sources. Such raw materials have been generally available in adequate supply.

Mortgage Banking

     NVR provides a number of mortgage related services to its homebuilding customers and to other customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate companies that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees.

     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly owned subsidiary, NVR Finance, is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. NVR's mortgage banking operations also sell substantially all originated mortgage servicing rights on a flow basis. The size of its servicing portfolio was approximately $275 million in principal amount of loans being serviced at the end of 2000 compared to approximately $220 million at December 31, 1999.

     Mortgage-Backed Securities

     NVR's limited purpose subsidiary ("Limited-Purpose Financing Subsidiary") was organized to facilitate the financing of long-term mortgage loans through the sale of bonds collateralized by mortgage-backed securities. These mortgage-backed securities include certificates guarantying the full and timely payment of principal and interest by FNMA, GNMA and FHLMC. There have been no bonds issued since 1988. Only one series of bonds issued remains outstanding. The remaining series has an early call feature that will allow NVR to retire the bonds at NVR's option in October 2001.

     Competition and Market Factors

     NVR's mortgage banking operations operate through 28 offices in 10 states. Their main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

     Regulation

     NVR Finance is an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, and is subject to all of those agencies' rules and regulations. These rules and regulations restrict certain activities of NVR Finance. NVR Finance is currently eligible and expects to remain eligible to participate in such programs. However, any significant impairment of its eligibility could have a material adverse impact on its operations. In addition, NVR Finance is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

Employees

     At December 31, 2000, NVR employed 2,752 full-time persons, of whom 1,030 were officers and management personnel, 188 were technical and construction personnel, 449 were sales personnel, 340 were administrative personnel and 745 were engaged in various other service and labor activities. None of NVR's employees are subject to a collective bargaining agreement and NVR has never experienced a work stoppage. Management believes that its employee relations are good.

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

     NVR also leases office space in 72 locations in 10 states for field offices, mortgage banking and title services branches under leases expiring at various times through 2009. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3.  Legal Proceedings
-------  ------------------

     During April 1999, NVR was served with a lawsuit filed in the United States District Court in Baltimore by a group of homeowners who purchased homes in a community in Howard County, Maryland. The suit alleges violation of certain Federal environmental laws, as well as State consumer protection and related statutes arising from the alleged failure of NVR to disclose to its purchasers that their homes were built either on or adjacent to a site formerly used as an unlicensed landfill. The developer of the property, another homebuilder and various engineering firms are also named as defendants in the action. The plaintiffs are seeking various forms of relief and monetary damages of approximately $75,000,000. The developer and the other homebuilder have settled their claims with the homeowners. Extensive discovery is nearly complete and the parties have filed a series of motions that will be acted upon by April 2001 and which would, if granted, resolve a number of major issues in the litigation. The lawsuit is scheduled for trial in May 2001. NVR believes that it has valid defenses to the plaintiffs' claims and has and will continue to vigorously defend the case. No assurances can be given, however, regarding the risk or range of possible loss to NVR, if any.

     Except as otherwise noted, NVR is not involved in any legal proceedings that are likely to have a material adverse effect on its financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     On October 25, 2000, NVR commenced a consent solicitation of the holders of its 8% Senior Notes due 2005 ("Notes") to amend the underlying Indenture of the Notes. The purpose of the proposed amendment was to provide NVR with greater flexibility to continue to repurchase shares of its outstanding common stock as part of its strategy of maximizing shareholder value.

     On November 10, 2000, the Company amended the consent solicitation dated October 25, 2000 to extend the consent period from November 13, 2000 to November 16, 2000. In addition, the amended consent solicitation increased the cash payment to be made for tendered consents to the Note holders from 1% to 4% of the principal amount of the Notes held. The consent solicitation expired without the Company receiving the requisite number of consents to approve the amendment to the Indenture.

Executive Officers of the Registrant


     Name                 Age                            Positions
     ----                 ---                            ---------
     Dwight C. Schar       59     Chairman of the Board, President and Chief Executive Officer of NVR
     William J. Inman      53     President of NVR Mortgage Finance, Inc.
     James M. Sack         50     Vice President, Secretary and General Counsel of NVR
     Paul C. Saville       45     Senior Vice President Finance, Chief Financial Officer and Treasurer
                                  of NVR
     Dennis M. Seremet     45     Vice President and Controller of NVR

     Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

     William J. Inman has been president of NVR Mortgage Finance, Inc. since January 1992.

     James M. Sack has been vice president, secretary and general counsel of NVR since September 30, 1993. Mr. Sack is currently principal of the law firm Sack & Harris, P.C. in McLean, Virginia.

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

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
-------  ----------------------------------------------------------------------

         NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 2000 and 1999 as reported by the AMEX.

                                                            HIGH    LOW
                                                          ------   ----

          Prices per Share:

                     1999:
                                First Quarter........      47.00  41.00
                                Second Quarter.......      52.19  41.94
                                Third Quarter........      57.19  50.50
                                Fourth Quarter.......      50.81  38.00


                     2000:
                                First Quarter........      54.56  42.50
                                Second Quarter.......      63.25  52.75
                                Third Quarter........      81.00  57.38
                                Fourth Quarter.......     124.60  76.00


     As of the close of business on February 22, 2001, there were 796 shareholders of record.

     NVR has not paid any cash dividends on its shares of common stock during the years 2000 or 1999. NVR's bank indebtedness and the indenture governing NVR's 8% Senior Notes due 2005 contain restrictions on the ability of NVR to pay dividends on its common stock. See note 6 to the financial statements for a detailed description of the Senior Note restrictions.

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

                                                                                       Year Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                   2000        1999          1998           1997            1996
                                                                   ----        ----          ----           ----            ----
Consolidated Income Statement Data:
Homebuilding data:
 Revenues                                                     $2,267,810   $1,942,660     $1,504,744      $1,154,022      $1,045,930
 Gross profit                                                    433,751      331,933        230,929         158,167         139,675
Mortgage Banking data:
 Mortgage banking fees                                            38,757       48,122         42,703          25,946          24,029
 Interest income                                                   6,541       13,556          9,861           6,415           5,351
 Interest expense                                                  3,016        7,504          6,120           3,544           2,249
Consolidated data:
 Income before extraordinary
  loss                                                        $  158,246   $  108,881     $   66,107      $   28,879      $   25,781
 Income before extraordinary
  loss per diluted share (1)                                  $    14.98        $9.01          $4.97           $2.18           $1.70

                                                                                       December 31,
                                                              ----------------------------------------------------------------------
                                                                   2000        1999          1998           1997            1996
                                                                   ----        ----          ----           ----            ----
Consolidated Balance Sheet Data:
 Homebuilding inventory                                       $  334,681   $  323,455     $  288,638      $  224,041      $  171,693
 Total assets                                                    841,260      767,281        724,359         564,621         501,165
 Notes and loans payable                                         173,655      278,133        320,337         248,138         201,592
 Equity                                                          247,480      200,640        165,719         144,640         152,010
 Cash dividends per share                                              -            -              -               -               -

(1) For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, income from continuing operations per diluted share was computed based on 10,564,215, 12,088,388, 13,300,064, 13,244,677 and 15,137,009 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding at each relevant date.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------
        (dollars in thousands except per share data)
        --------------------------------------------

A Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Form 10-K, as well as statements made by NVR in periodic press releases or other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR's financial position, business strategy, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow downs;

building moratoria; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; and other factors over which NVR has little or no control.

Results of Operations for the Years Ended December 31, 2000, 1999 and 1998

     NVR, Inc. ("NVR") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

     Homebuilding revenues for 2000 increased 17% to $2,267,810 compared to revenues of $1,942,660 in 1999. The increase in revenues was primarily due to an 8% increase in the number of homes settled to 10,055 in 2000 from 9,316 in 1999, and to an 8% increase in the average settlement price to $224.6 in 2000 from $207.7 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 2000 period as compared to the beginning of the same 1999 period. The increase in the average settlement price is attributable to price increases in certain of the Company's markets and to a larger number of settlements of higher-priced single family detached homes. New orders for 2000 increased by 6% to 10,268 units compared with 9,678 units for 1999. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington area.

     Homebuilding revenues for 1999 increased 29% to $1,942,660 compared to revenues of $1,504,744 in 1998. The increase in revenues was primarily due to a 22% increase in the number of homes settled to 9,316 in 1999 from 7,622 in 1998, and to a 6% increase in the average settlement price to $207.7 in 1999 from $196.4 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1999 period as compared to the beginning of the same 1998 period. The increase in the average settlement price is attributable to single family detached units representing a larger percentage of the total units settled in the current period as compared to the prior year period, and to price increases in certain of NVR's markets. New orders for 1999 increased by 8% to 9,678 units compared with 9,000 units for 1998. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington area.

     Gross profit margins for 2000 increased to 19% compared to 17% for 1999. The increase in gross profit margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, a decrease in the cost of lumber and certain other material costs and to NVR's ongoing focus of controlling construction costs. Gross profit margins for 1999 increased to 17% compared to 15% for 1998. The increase in gross profit margins was due to favorable market conditions that existed in the first half of 1999, which provided NVR the opportunity to increase selling prices in certain of its markets during that time, and to NVR's continued emphasis on controlling construction costs. In addition, the Company has increased the sales and settlement pace per community, which resulted in a better leverage of fixed costs.

     SG&A expenses for 2000 increased $12,446 as compared to 1999, but as a percentage of revenues remained the same at 7%. The percentage decrease is primarily attributable to improved operating efficiencies resulting from the continued favorable market conditions as explained above and the overall larger revenue base. The increase in SG&A dollars is also primarily attributable to the aforementioned increase in revenues. SG&A expenses for 1999 increased $27,433 as compared to 1998, but as a percentage of revenues decreased to 7% in 1999 from 8% in 1998. Approximately $15,000 of the increase in SG&A expenses is due to a net period to period increase for compensation cost attributable to management incentive plans. The increase in SG&A dollars is also attributable to the aforementioned increase in revenues.

     Backlog units and dollars were 5,148 and $1,318,277, respectively, at December 31, 2000 compared to backlog units of 4,935 and dollars of $1,137,332 at December 31, 1999. The increase in backlog dollars and units was primarily due to a 9% increase in new orders for the six-month period ended December 31, 2000 compared to the same 1999 period. The dollar increase is also due to an 8% increase in the average selling price comparing the same six-month periods. Backlog units and dollars were 4,935 and $1,137,332, respectively, at December 31, 1999 compared to backlog units of 4,573 and dollars of $958,757 at December 31, 1998. The increase in backlog dollars and units was primarily due to a 2% increase in new orders for the six-month period ended December 31, 1999 compared to the same 1998 period, and to a slower backlog turn. The dollar increase is also due to an 8% increase in the average selling price comparing the same six-month period.


Mortgage Banking Segment

   The mortgage banking segment had operating income, excluding the amortization of excess reorganization value and goodwill, of $3,853 for the year ended December 31, 2000 compared to operating income of $14,752 during 1999. During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") in March 1999. This action was consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. The restructuring plan was substantially completed during the second quarter of 2000.

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
                                                           ======

     During 2000, approximately $863 in severance and lease costs were applied against the restructuring reserve. In addition, during the third quarter the Company reversed approximately $200 in restructuring reserves, primarily for unused severance costs. Approximately $930 of the restructuring accrual established at March 31, 2000, remains at December 31, 2000, and primarily relates to accrued lease costs.

     Excluding the restructuring and impairment charges (net of reversals) incurred during 2000, operating income was $9,579, a decrease of 35% from the $14,752 of operating income generated in 1999. This was primarily due to a 40% reduction in loan closings to $1,749,720 for 2000 compared to $2,911,865 in loan closings for 1999.

     Excluding the results of First Republic, the mortgage banking segment generated operating income of $16,045 for the year ended December 31, 1999 compared to operating income of $17,056 during the same period in 1998. Total loan closings were $2,911,865 and $2,717,456 during the respective periods of 1999 and 1998. Approximately $450,178 of the increased loan closing production was the result of loans originated by First Republic. Excluding the origination activity of First Republic, loan origination activity for 1999 decreased 9% compared to 1998.

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

Seasonality

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters. Because NVR's mortgage banking operations have changed their strategic focus to exclusively serve the company's homebuilding customers, to the extent that homebuilding is affected by seasonality, mortgage banking operations may also be affected.

Effective Tax Rate

     The merger of NVR Homes, Inc. and NVR Financial Services, Inc. into NVR, Inc., on September 30, 1998 allowed NVR to utilize a separate return limitation year net operating loss ("SRLY NOL") generated by NVR's previously owned savings and loan institution, NVR Savings Bank. As a result, NVR realized a $3,300 tax benefit during 1998. The use of the SRLY NOL, coupled with higher taxable income relative to fixed permanent differences, reduced NVR's 1998 effective tax rate to 40.1%. The 2000 and 1999 effective tax rates of 40.7% and 41.2%, respectively, remained low as compared to the pre-SRLY NOL 1998 effective tax rate due to higher taxable income relative to NVR's permanent differences, primarily the amortization of reorganization value in excess of amounts allocable to identifiable assets and non-deductible compensation.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is now effective for fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. The Company does not expect that adoption of SFAS No. 133 on January 1, 2001 will have a material adverse affect on its results of operations or financial condition.

Liquidity and Capital Resources

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility. The Facility expires on May 31, 2003, and bears interest at the election of NVR at i) the base rate of interest announced by the Facility agent, or ii) 1.35% above the Eurodollar rate. The Facility provides for borrowings of up to $60,000, subject to certain borrowing base limitations. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $15,779 was outstanding at December 31, 2000. There were no direct borrowings outstanding under the Facility as of December 31, 2000. At December 31, 2000, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance has available an annually renewable mortgage warehouse facility with an aggregate borrowing limit of $100,000 to fund its mortgage origination activities, under which $53,190 was outstanding at December 31, 2000. The Mortgage Warehouse Revolving Credit agreement expires August 31, 2001. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus 1.25%, or (ii) 1.25% to the extent that NVR Finance provides compensating balances and depending on the type of collateral. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit line was 3.3% during 2000. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $150,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The weighted average interest rate for amounts outstanding under these uncommitted facilities was 6.7% during 2000. There were no amounts outstanding under such gestation and repurchase agreements at December 31, 2000.

     On January 20, 1998, NVR filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of NVR's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2000, an aggregate principal balance of $255,000 was available for issuance under the shelf registration statement.

     On April 14, 1998, NVR completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the "New Notes"), resulting in aggregate net proceeds to NVR of approximately $142,800 after fees and expenses. The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are senior unsecured obligations of NVR, ranking equally in right of payment with NVR's other existing and future unsecured indebtedness. The net proceeds of the New Notes were used to extinguish other indebtedness of NVR, as described below.

     Through a tender offer commenced on April 21, 1998 and completed on May 18, 1998, various open market purchases throughout 1998 and a contractual call exercised on December 1, 1998, NVR repurchased all of the $120,000 in aggregate principal then outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Senior Notes were retired upon purchase. The amount of funds expended to complete the Senior Note repurchase totaled $129,345, excluding accrued interest, and resulted in the recognition of an extraordinary loss of $7,126, net of a $4,461 tax benefit, ($0.54 per diluted share) in the accompanying 1998 consolidated income statements.

     During 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of New Senior Notes. The New Senior Notes were purchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of New Senior Notes outstanding at December 31, 2000.

     During December 1998, NVR exercised its option to purchase two office buildings currently utilized by NVR for certain administrative functions of both its homebuilding and mortgage banking segments, thereby extinguishing NVR's obligations under the capital lease pertaining to these buildings. NVR expended funds of $12,295, excluding accrued interest, to extinguish the capital lease obligation and recognized an extraordinary loss of $2,275, net of a $1,424 tax benefit, ($0.17 per diluted share) in the accompanying 1998 consolidated income statements. During 1999, NVR sold both buildings to an unrelated third party and leased back one of the buildings under an operating lease for a five-year term expiring in 2004. There was no resultant material gain or loss on the sale transaction.

     NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $8,000 as of December 31, 2000, that were so restricted.

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 2000, NVR's operating activities provided cash of $193,706 for this period. The cash was provided primarily by homebuilding operations and by the excess of loan sale proceeds over cash expended to close mortgage loans with customers.

     Net cash provided by investing activities was $12,133 for the year ended December 31, 2000. The primary source of cash was the proceeds from the sale of mortgage servicing rights.

     Net cash used for financing activities was $157,257 for the year ended December 31, 2000. Cash was primarily used for NVR's purchase of approximately 945,000 shares of its common stock for an aggregate purchase price of $53,677, the extinguishment of $30,000 of the Company's New Senior Notes, and net repayments under the mortgage banking credit lines of approximately $72,000.

     On October 3, 2000, NVR reached agreement with a Shareholder to purchase approximately 780,000 shares of its common stock effective January 2, 2001 for an aggregate purchase price of approximately $65,000. The Shareholder is not affiliated with NVR or its subsidiaries. At December 31, 2000, the forward purchase contract obligation is presented separately outside of equity in the accompanying balance sheet as temporary equity.

     On January 2, 2001, NVR settled the transaction with the Shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used for the Deferred Compensation Plan (see note 9). The remaining shares were retained in treasury.

     On February 27, 2001, NVR successfully completed a solicitation of consents from holders of its New Notes to amend the Indenture governing the New Notes. The amendment to the Indenture provides for NVR to repurchase up to an aggregate $85 million of its Capital Stock in one or more open market and/or privately negotiated transactions through March 31, 2002. NVR will make a payment equal to 4.5% of the principal amount of the New Notes to each holder of the New Notes who provided a consent. NVR may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR's debt agreements

     NVR believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. NVR's market risk arises from interest rate risk inherent in its financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. NVR has no market rate sensitive instruments held for speculative or trading purposes.

     NVR's mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are generally sold through optional and mandatory forward delivery contracts into the secondary markets. Substantially all of the mortgage banking segment's loan portfolio is held for sale and subject to forward sale commitments. NVR also sells substantially all the mortgage servicing rights in bulk sales at predetermined prices which significantly reduces the market risk associated with these interest sensitive assets.

     In the normal course of business, NVR also enters into contractual commitments involving financial instruments with off-balance sheet risk. These financial instruments include commitments to extend mortgage loans to customers and forward contracts to sell mortgage-backed securities to broker/dealers. These instruments involve, to varying degrees, elements of market rate risk in excess of the amounts recognized in the balance sheet. NVR enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date to a broker/dealer. This market risk is managed by entering into forward contracts (optional and mandatory) to deliver mortgage-backed securities and whole loans at specific prices and dates to broker/dealers and secondary market investors. NVR has established policies governing which broker/dealers can be used to conduct these activities. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVR limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with investors and broker/dealers.

     There were mortgage loan commitments aggregating approximately $106,969 outstanding at December 31, 2000, with a fair value at December 31, 2000 of $107,457 and open forward delivery contracts to sell loans to third party investors aggregating approximately $135,306 at December 31, 2000, with a fair value at December 31, 2000 of $134,386.

     NVR's homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment's primary variable-rate debt is a working capital revolving credit facility that currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations. The working capital credit facility expires May 31, 2003 and outstanding amounts bear interest at the election of NVR, at (i) the base rate of interest announced by the working capital credit facility agent or (ii) 1.35% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility was 8% for 2000. There were no amounts outstanding under the working capital revolving credit facility at December 31, 2000.

     The following table represents contractual balances of NVR's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 2000. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because NVR sells all of the mortgage loans it originates into the secondary markets, NVR has made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

                               Maturities (000's)
                               ------------------

                                                                                                                  Fair
                                                   2001     2002   2003   2004    2005     Thereafter   Total     Value
                                                  -------   ----   ----   ----   -------   ----------   -------   -------
Mortgage banking segment
------------------------
Interest rate sensitive assets:
  Mortgage loans held for sale                    120,999      -      -      -         -            -   120,999   122,441
    Average interest rate                             7.9%     -      -      -         -            -       7.9%

Interest rate sensitive liabilities:
  Variable rate warehouse line of credit           53,190      -      -      -         -            -    53,190    53,190
Average interest rate (a)                             3.3%     -      -      -         -            -       3.3%
  Variable rate repurchase agreements                   -      -      -      -         -            -         -         -
    Average interest rate                               -      -      -      -         -            -         -
  Fixed rate capital lease obligations                 99    106     93      -         -            -       298       298
    Average interest rate                             6.4%   6.4%   6.4%     -         -            -       6.4%

Homebuilding segment
--------------------
Interest rate sensitive assets:
  Interest-bearing deposits                        85,000      -      -      -         -            -    85,000    85,000
    Average interest rate                             6.3%     -      -      -         -            -       6.3%

Interest rate sensitive liabilities:
  Variable rate working capital line of credit          -      -      -      -         -            -         -         -
    Average interest rate                               -      -      -      -         -            -         -
Fixed rate obligations (b)                            470    303    331    385   115,333        3,345   120,167   116,717
    Average interest rate                             8.2%   8.2%   8.2%   8.2%      8.3%        13.1%      8.3%

(a) Average interest rate is net of credits received for compensating cash balances.
(b) The $115,333 maturing during 2005 includes $115,000 of the Company's 8% Senior Notes due June 2005.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

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

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Item 10 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2001. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

Item 11.  Executive Compensation.
--------  -----------------------

     Item 11 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     Item 12 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2001.


Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     Item 13 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2001.

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

Description of Exhibits

      Exhibit
      Number       Description
      ------    ----------------
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

     *4.5 Second Supplemental Indenture between NVR, Inc. and the Bank of New York, as trustee dated February 27, 2001.

     10.1 Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 1996. Incorporated by reference to Exhibit 10.1 in NVR Inc.'s 10-K for the year ended December 31, 1995.

    *10.3 Executive Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 2001.

     10.5 Employment Agreement between NVR, Inc. and William J. Inman dated November 13, 1995. Incorporated by reference to Exhibit
                10.5 in NVR Inc.'s 10-K for the year ended December 31, 1995.

     10.6 Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. and US Bank National Association., as Agent, and the other lenders party thereto. Incorporated by reference to
                Exhibit 10.6 in NVR, Inc.'s 10-K for the year ended December 31, 1999.

     10.7       NVR, Inc. Equity Purchase Plan. Incorporated by reference to
                Exhibit 10.10 in NVR, Inc.'s 1993 Registration Statement.

     10.8 NVR, Inc. Directors Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.11 in NVR, Inc.'s 1993 Registration Statement.

     10.9 NVR, Inc. Management Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 in NVR, Inc.'s 1993 Registration Statement.

    10.19 Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR, Inc.'s 10-KA for the year ended December 31, 1994.

    10.22 NVR, Inc. 1994 Management Equity Incentive Plan. Incorporated by reference to NVR, Inc.'s 10-K for the year ended December 31, 1994.

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

    10.29 Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, Inc. as borrower and Certain Banks and BankBoston, as Agent for itself and Certain Banks. Incorporated by reference to Exhibit 10.29 in NVR, Inc.'s 10-K for the year ended December 31, 1998

    10.30 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Incorporated by reference to Exhibit 10.30 in NVR, Inc.'s 10-K for the year ended December 31, 1996.

    10.31 NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Incorporated by reference to Exhibit 10.31 in NVR, Inc.'s 10-K for the year ended December 31, 1998.

    10.34 Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Mortgage Finance, Inc., dated as of July 22, 1998. Incorporated by reference to Exhibit 10.34 in NVR, Inc.'s 10-K for the year ended December 31, 1998.

   *10.35 Master Repurchase Agreement between Bear Stearns Mortgage Capital Corporation and NVR Mortgage Finance, Inc. dated January 9, 2001.

   *10.36 Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, as agent, and other Lenders party thereto.

   *10.37 Amendment No. 4 to Third Amended and restated Credit Agreement dated as of September 30, 1998 by and among NVR, inc., as borrower, Fleet National Bank, successor by merger to Bank Boston, NA, and Certain Banks.

     *11     Computation of Earnings per Share

     *21     NVR, Inc. Subsidiaries.

     *23     Consent of KPMG LLP (independent auditors).


* Filed herewith.
_________________

Reports on Form 8-K


1) Form 8-K filed October 26, 2000 announcing the solicitation of consents from holders of NVR's 8% Senior Notes (The "Notes") due 2005 to amend the indenture governing the Notes.

2) Form 8-K filed November 14, 2000 announcing NVR's extension of the expiration date for its consent solicitation relating to the Notes, and announcing an increase to the consent payment to $40 in cash for each $1,000 principal amount of Notes for which a consent has been accepted.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NVR, Inc.


                                      By:  /s/ Dwight C. Schar
                                           -------------------
                                           Dwight C. Schar
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Dated:  March 7, 2001
        -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                        Date
       ---------                       -----                        ----

                               Chairman of the Board
                               of Directors, President and
/s/ Dwight C. Schar            Chief Executive Officer
----------------------------
Dwight C. Schar                 (Principal Executive Officer)    March 7, 2001


/s/ C. Scott Bartlett, Jr.      Director
----------------------------
C. Scott Bartlett, Jr.                                           March 7, 2001

/s/ Manuel H Johnson            Director
----------------------------
Manuel H. Johnson                                                March 7, 2001

/s/ William A. Moran            Director
----------------------------
William A. Moran                                                 March 7, 2001

/s/ David A. Preiser            Director
----------------------------
David A. Preiser                                                 March 7, 2001

/s/ George E. Slye              Director
----------------------------
George E. Slye                                                   March 7, 2001

/s/ John M. Toups               Director
----------------------------
John M. Toups                                                    March 7, 2001

                                Senior Vice President,
                                Chief Financial Officer and
/s/ Paul C. Saville               Treasurer                      March 7, 2001
----------------------------
Paul C. Saville

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Shareholders
NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

McLean, Virginia
January 30, 2001

                                   NVR, Inc.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)


                                                                December 31,
                                                             ------------------
                                                                 2000      1999
                                                             --------  --------
ASSETS

  Homebuilding:
     Cash and cash equivalents                               $130,079  $ 77,968
     Receivables                                                6,670     2,171
     Inventory:
      Lots and housing units, covered under
        sales agreements with customers                       294,094   276,193
      Unsold lots and housing units                            32,600    37,573
      Manufacturing materials and other                         7,987     9,689
                                                             --------  --------
                                                              334,681   323,455

     Property, plant and equipment, net                        13,514    13,114
     Reorganization value in excess of amounts
      allocable to identifiable assets, net                    47,741    53,901
     Goodwill, net                                              7,472     8,566
     Contract land deposits                                    96,119    62,784
     Deferred tax assets                                       43,844    36,819
     Other assets                                              17,366    12,957
                                                             --------  --------

                                                              697,486   591,735
                                                             --------  --------

  Mortgage Banking:
     Cash and cash equivalents                                  7,629    11,158
     Mortgage loans held for sale, net                        120,999   136,311
     Mortgage servicing rights, net                             1,479     3,384
     Property and equipment, net                                2,351     4,239
     Reorganization value in excess of amounts
      allocable to identifiable assets, net                     8,435     9,523
     Goodwill, net                                                  -     2,739
     Other assets                                               2,881     8,192
                                                             --------  --------

                                                              143,774   175,546
                                                             --------  --------

       Total assets                                          $841,260  $767,281
                                                             ========  ========



                                                                     (Continued)

                See notes to consolidated financial statements.

                                   NVR, Inc.
                    Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)

                                                             December 31,
                                                         ---------------------
                                                            2000        1999
                                                         ---------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

  Homebuilding:
     Accounts payable                                    $ 108,064   $  98,322
     Accrued expenses and other liabilities                173,787     125,172
     Customer deposits                                      63,486      50,348
     Notes payable                                             210       2,128
     Other term debt                                         4,957       5,206
     Senior notes                                          115,000     145,000
                                                         ---------   ---------
                                                           465,504     426,176
                                                         ---------   ---------
  Mortgage Banking:
     Accounts payable and other liabilities                  9,760      14,666
     Notes payable                                          53,488     125,799
                                                         ---------   ---------
                                                            63,248     140,465
                                                         ---------   ---------

       Total liabilities                                   528,752     566,641
                                                         ---------   ---------

  Forward purchase contract obligation                      65,028           -

  Commitments and contingencies

  Shareholders' equity:
     Common stock, $0.01 par value; 60,000,000
      shares authorized; 20,614,365 and
      20,614,855 shares issued
      for 2000 and 1999, respectively                          206         206
     Additional paid-in-capital                            115,136     196,652
     Deferred compensation trust- 337,703 shares
      of NVR, Inc. common stock                            (15,915)          -
     Deferred compensation liability                        15,915           -
     Retained earnings                                     399,810     241,564
     Less treasury stock at cost - 11,755,671
      and 11,443,247 shares at December 31,
      2000 and 1999, respectively                         (267,672)   (237,782)
                                                         ---------   ---------
      Total shareholders' equity                           247,480     200,640
                                                         ---------   ---------
         Total liabilities and shareholders'
         equity                                          $ 841,260   $ 767,281
                                                         =========   =========

                                                                     (Continued)


                See notes to consolidated financial statements.

                                   NVR, Inc.
                       Consolidated Statements of Income
                   (dollars in thousands, except share data)

                                                 Year Ended          Year Ended          Year Ended
                                             December 31, 2000   December 31, 1999   December 31, 1998
                                             ------------------  ------------------  ------------------
Homebuilding:
 Revenues                                          $ 2,267,810         $ 1,942,660         $ 1,504,744
 Other income                                            3,578               1,712               1,874
 Cost of sales                                      (1,834,059)         (1,610,727)         (1,273,815)
 Selling, general and administrative                  (153,208)           (140,762)           (113,329)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                          (7,254)             (7,254)             (7,547)
                                                   -----------         -----------         -----------
  Operating income                                     276,867             185,629             111,927
 Interest expense                                      (12,614)            (13,533)            (17,528)
                                                   -----------         -----------         -----------
  Homebuilding income                                  264,253             172,096              94,399
                                                   -----------         -----------         -----------
Mortgage Banking:
 Mortgage banking fees                                  38,757              48,122              42,703
 Interest income                                         6,541              13,556               9,861
 Other income                                              534                 598                 634
 General and administrative                            (33,237)            (40,020)            (30,022)
 Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets/goodwill                          (1,252)             (1,636)             (1,088)
 Interest expense                                       (3,016)             (7,504)             (6,120)
 Restructuring and asset
  impairment charge                                     (5,726)                  -                   -
                                                   -----------         -----------         -----------
  Operating income                                       2,601              13,116              15,968
                                                   -----------         -----------         -----------

Total segment income                                   266,854             185,212             110,367

Income tax expense                                    (108,608)            (76,331)            (44,260)
                                                   -----------         -----------         -----------
Income before extraordinary loss                       158,246             108,881              66,107
Extraordinary loss-extinguishment of debt
 (net of tax benefit of $5,885)                              -                   -              (9,401)
                                                   -----------         -----------         -----------
Net income                                         $   158,246         $   108,881         $    56,706
                                                   ===========         ===========         ===========
Basic earnings per share:
 Income before extraordinary loss                  $     17.42         $     10.69         $      5.94
 Extraordinary loss                                          -                   -               (0.84)
                                                   -----------         -----------         -----------
 Basic earnings per share                          $     17.42         $     10.69         $      5.10
                                                   ===========         ===========         ===========
Diluted earnings per share:
 Income before extraordinary loss                  $     14.98         $      9.01         $      4.97
 Extraordinary loss                                          -                   -               (0.71)
                                                   -----------         -----------         -----------
 Diluted earnings per share                        $     14.98         $      9.01         $      4.26
                                                   ===========         ===========         ===========

                See notes to consolidated financial statements.

                                   NVR, Inc.
                Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                           Additional                           Deferred       Deferred
                                   Common    Paid-in    Retained   Treasury   Compensation   Compensation
                                   Stock     Capital    Earnings    Stock         Trust       Liabilitiy
                                   ------  -----------  --------  ----------  -------------  ------------

Balance, December 31, 1997           $200    $164,731   $ 75,977  $ (96,268)      $      -        $     -

 Net income                             -           -     56,706          -              -              -
 Purchase of common stock
  for treasury                          -           -          -    (50,199)             -              -
 Performance share activity             -       3,953          -      5,128              -              -
 Tax benefit from stock options
  exercised                             -       3,744          -          -              -              -
 Option activity                        2       1,745          -          -              -              -
                                   ------    --------   --------  ---------   ------------   ------------
Balance, December 31, 1998            202     174,173    132,683   (141,339)             -              -

 Net income                             -           -    108,881          -              -              -
 Purchase of common stock
  for treasury                          -           -          -   (101,765)             -              -
 Performance share activity             -      13,412          -      5,322              -              -
 Tax benefit from stock options
  exercised                             -       7,542          -          -              -              -
 Option activity                        4       1,525          -          -              -              -
                                   ------    --------   --------  ---------   ------------   ------------
Balance, December 31, 1999            206     196,652    241,564   (237,782)             -              -

 Net income                             -           -    158,246          -              -              -
 Deferred compensation
  activity                              -     (14,918)         -     14,451        (15,915)        15,915
 Purchase of common stock
  for treasury                          -           -          -    (53,677)             -              -
 Performance share activity             -      (3,595)         -      3,674              -              -
 Tax benefit from stock options
  exercised                             -       4,628          -          -              -              -
 Option activity                        -       3,059          -          -              -              -
 Treasury stock issued
  upon option exercise                  -      (5,662)         -      5,662              -              -
 Forward purchase contract
  obligation                            -     (65,028)         -          -              -              -
                                   ------    --------   --------  ---------   ------------   ------------
Balance, December 31, 2000           $206    $115,136   $399,810  $(267,672)      $(15,915)       $15,915
                                   ======    ========   ========  =========   ============   ============

                See notes to consolidated financial statements

                                   NVR, Inc.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                   Year Ended          Year Ended          Year Ended
                                                               December 31, 2000   December 31, 1999   December 31, 1998
                                                               ------------------  ------------------  ------------------

Cash flows from operating activities:

 Net income                                                          $   158,246         $   108,881         $    56,706
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Extraordinary loss - extinguishment of debt                                   -                   -              15,286
 Depreciation and amortization                                            13,840              14,727              13,408
 Restructuring and asset impairment charge                                 5,726                   -                   -
 Gain on sales of loans                                                  (25,512)            (33,807)            (31,071)
 Deferred tax provision                                                   (6,983)            (11,911)            (10,927)
 Mortgage loans closed                                                (1,749,720)         (2,911,865)         (2,717,456)
 Proceeds from sales of mortgage loans                                 1,776,595           3,027,057           2,655,949
 Gain on sales of mortgage servicing rights                                 (756)             (2,962)             (1,368)
 Net change in assets and liabilities, net of acquisitions:
  Increase in inventories                                                (11,226)            (34,817)            (64,597)
  Increase in contract land deposits                                     (33,335)            (22,085)             (3,707)
  (Increase) decrease in receivables                                      (2,638)             (2,517)              2,601
  Increase in accounts payable and
   accrued expenses                                                       71,495              57,450              68,815
 Other, net                                                               (2,026)             27,202               4,710
                                                                     -----------         -----------         -----------

 Net cash provided (used) by operating activities                        193,706             215,353             (11,651)
                                                                     -----------         -----------         -----------
Cash flows from investing activities:

 Proceeds from sales of mortgage-backed securities                             -                   -               9,569
 Business acquisition, net of cash acquired                                    -              (3,697)                  -
 Purchase of property, plant and equipment                                (5,027)             (9,070)             (3,964)
 Principal payments on mortgage-backed securities                            826               1,765               5,076
 Proceeds from sales of mortgage servicing rights                         15,762              31,647              27,637
 Other, net                                                                  572               5,450               1,266
                                                                     -----------         -----------         -----------

 Net cash provided by investing activities                                12,133              26,095              39,584
                                                                     -----------         -----------         -----------
Cash flows from financing activities:

 Redemption of mortgage-backed bonds                                        (817)             (2,300)            (13,341)
 Extinguishment of 11% senior notes                                            -                   -            (129,344)
 Deferred financing fees                                                       -                   -              (2,311)
 Issuance of 8% senior notes                                                   -                   -             145,000
 Extinguishment of 8% senior notes                                       (30,000)                  -                   -
 Purchases of treasury stock                                             (53,677)           (101,765)            (50,199)
 Purchase of NVR common stock for deferred comp plan                      (1,606)                  -                   -
 Net borrowings (repayments) under notes payable
  and credit lines                                                       (74,217)           (118,290)             43,294
 Other, net                                                                3,060               1,529               1,747
                                                                     -----------         -----------         -----------
 Net cash used by financing activities                                 (157,257 )           (220,826)             (5,154)
                                                                     -----------         -----------         -----------

 Net increase in cash                                                     48,582              20,622              22,779
 Cash, beginning of year                                                  89,126              68,504              45,725
                                                                     -----------         -----------         -----------

 Cash, end of year                                                   $   137,708         $    89,126         $    68,504
                                                                     ===========         ===========         ===========
 Supplemental disclosures of cash flow information:

 Interest paid during the year                                       $    15,858         $    21,115         $    24,670
                                                                     ===========         ===========         ===========
 Income taxes paid during the year, net of refunds                   $   102,694         $    78,493         $    43,097
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

                                   NVR, Inc.
                  Notes to Consolidated Financial statements
                 (dollars in thousands, except per share data)

1.   Summary of Significant Accounting Policies

     Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company"), its wholly owned subsidiaries and certain partially owned entities. All significant intercompany transactions have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

     Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

          Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over 15 years. Accumulated amortization as of December 31, 2000 and 1999 was $56,526 and $49,278, respectively. Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

     Goodwill

          The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed is amortized using the straight line method ranging from five to ten years. Accumulated amortization was $3,464 and $2,918 at December 31, 2000 and 1999, respectively. During 2000, as part of the mortgage banking segment's restructuring plan, NVR wrote off $2,575 of goodwill remaining from the acquisition in March 1999 of First Republic Mortgage Corporation ("First Republic") (See note 12). Determination of any impairment losses related to this intangible asset is based on consideration of projected undiscounted cash flows.

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

     Earnings per Share

          The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998:

                                            Year Ended                  Year Ended                   Year Ended
                                         December 31, 2000           December 31, 1999            December 31, 1998
                                         -----------------           -----------------            -----------------
     Weighted average number of
         shares outstanding used to
         calculate basic EPS                     9,084,041                  10,189,878                   11,131,114

     Dilutive securities:
     Stock options and forward
     purchase contract obligation                1,480,174                   1,898,510                    2,168,950
                                         -----------------           -----------------            -----------------

     Weighted average number of
        shares and share equivalents
        outstanding used to calculate
        diluted EPS                             10,564,215                  12,088,388                   13,300,064
                                         =================           =================            =================

          Subsequent to December 31, 2000, NVR settled a forward purchase contract obligation in NVR common stock through a physical settlement of the shares. See note 7.

     Revenues-Homebuilding Operations

          NVR builds light-frame, low-rise residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer.

     Mortgage Banking Fees

          Mortgage banking fees include income earned by NVR's mortgage banking subsidiaries for originating mortgage loans, servicing mortgage loans held in the servicing portfolio, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking.

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

          NVR measures the impairment of the mortgage servicing rights based on the lower of cost or fair value. Current fair value is determined through the discounted present value of estimated future net servicing cash flows using a risk-based discount rate and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). For the purposes of evaluating and measuring impairment of the mortgage servicing rights, they are stratified using the predominant risk characteristic of the underlying mortgage loans. NVR has determined that the predominant risk characteristic of the underlying mortgage loans is interest rate. Impairment, and subsequent changes in measurement of impairment, of any individual stratum is recognized through a valuation allowance for that stratum. The mortgage servicing rights are amortized to general and administrative expense in proportion to, and over the period of, the estimated net servicing income.

     Depreciation

          Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two year period, office facilities and other equipment are depreciated over a period from three to ten years, manufacturing facilities are depreciated over a period of from five to forty years and property under capital lease is depreciated in a manner consistent with the Company's depreciation policy for owned assets.

     Income Taxes

          NVR files a consolidated federal income tax return. Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

     Financial Instruments

          Except as otherwise noted here and note 4 to the financial statements, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR's 8% Senior Notes due 2005 as of December 31, 2000 and 1999 was $111,550 and $136,663, respectively. The estimated fair values are based on quoted market prices. The carrying value was $115,000 and $145,000 at December 31, 2000 and 1999, respectively.

     Stock-Based Compensation

          As permitted under SFAS No. 123, NVR has elected to continue to follow the guidance of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, in accounting for its stock-based employee compensation arrangements. The pro forma financial information required by SFAS No. 123 is included in note 9.

                                   NVR, Inc.
                  Notes to Consolidated Financial statements
                 (dollars in thousands, except per share data)


2.   Segment Information, Nature of Operations, and Certain Concentrations

     NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 61% of its 2000 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, Tennessee metropolitan area. The Ryan Homes' and Fox Ridge Homes' products are moderately priced and marketed primarily towards first-time and first time move-up buyers. The NVHomes product is built largely in the Washington, D.C. metropolitan area, and is marketed primarily to move-up buyers.

     The mortgage banking segment, which operates under NVR Finance, currently includes a regional mortgage banking operation and a limited-purpose financing subsidiary (the "Limited-Purpose Financing Subsidiary") which was formed to facilitate the financing of long-term mortgage loans through the sale of non-recourse bonds collateralized by mortgage-backed securities. NVR's mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. A substantial portion of the Company's mortgage operations is conducted in the Washington, D.C and Baltimore, MD metropolitan areas. NVR's homebuilding customers accounted for 71% of the aggregate dollar amount of loans closed in 2000. Based on NVR's business restructuring, substantially all of the mortgage banking segment's ongoing loan closing activity will be for NVR's homebuilding customers (See note
12).

     Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Year Ended December 31, 2000
--------------------------------------
                                        Homebuilding       Mortgage Banking          Totals
                                        ------------       ----------------        ----------
Revenues                                  $2,267,810               $ 38,757        $2,306,567  (a)
Interest income                                2,233                  6,541             8,774  (a)
Interest expense                              12,614                  3,016            15,630  (a)
Depreciation and amortization                  4,693                    641             5,334  (b)
Segment profit                               271,507                  3,853           275,360  (b)
Segment assets                               642,273                135,339           777,612  (b)
Expenditures for segment assets                4,824                    203             5,027  (a)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding       Mortgage Banking         Totals
                                       -------------      -----------------       ---------
Segment depreciation and
  amortization                             $  4,693       $            641        $  5,334
Add:  amortization of excess
  reorganization value and goodwill           7,254                  1,252           8,506
                                           --------       ----------------        --------
Consolidated depreciation and
  amortization                             $ 11,947       $          1,893        $ 13,840
                                           ========       ================        ========

Segment profit                             $271,507       $          3,853        $275,360
Less:  amortization of excess
  reorganization value and goodwill          (7,254)                (1,252)         (8,506)
                                           --------       ----------------        --------
Consolidated income before income
   taxes                                   $264,253       $          2,601        $266,854
                                           ========       ================        ========

                                   NVR, Inc.
                  Notes to Consolidated Financial statements
                 (dollars in thousands, except per share data)

                                        Homebuilding       Mortgage Banking         Totals
                                        ------------       ----------------       ----------
Segment assets                            $  642,273        $       135,339       $  777,612
Add:  Excess reorganization value
  and goodwill                                55,213                  8,435           63,648
                                          ----------        ---------------       ----------
Total consolidated assets                 $  697,486        $       143,774       $  841,260
                                          ==========        ===============       ==========

For the Year Ended December 31, 1999
------------------------------------
                                        Homebuilding       Mortgage Banking       Totals
                                        ------------       ----------------       ----------
Revenues                                  $1,942,660        $        48,122       $1,990,782  (c)
Interest income                                  141                 13,556           13,697  (c)
Interest expense                              13,533                  7,504           21,037  (c)
Depreciation and amortization                  3,775                  2,062            5,837  (d)
Segment profit                               179,350                 14,752          194,102  (d)
Segment assets                               529,268                163,284          692,552  (d)
Expenditures for segment assets                6,465                  2,605            9,070  (c)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                        Homebuilding        Mortgage Banking          Totals
                                        -------------       -----------------       -----------
Segment depreciation and
  amortization                            $    3,775          $        2,062        $    5,837
Add:  amortization of excess
  reorganization value and goodwill            7,254                   1,636             8,890
                                          ----------          --------------        ----------
Consolidated depreciation and
  amortization                            $   11,029          $        3,698        $   14,727
                                          ==========          ==============        ==========

Segment profit                            $  179,350          $       14,752        $  194,102
Less:  amortization of excess
  reorganization value and goodwill           (7,254)                 (1,636)           (8,890)
                                          ----------          --------------        ----------
Consolidated income before income
  taxes and extraordinary loss            $  172,096          $       13,116        $  185,212
                                          ==========          ==============        ==========

Segment assets                            $  529,268          $      163,284        $  692,552
Add:  Excess reorganization value
  and goodwill                                62,467                  12,262            74,729
                                          ----------          --------------        ----------
Total consolidated assets                 $  591,735          $      175,546        $  767,281
                                          ==========          ==============        ==========


For the Year Ended December 31, 1998
------------------------------------
                                        Homebuilding        Mortgage Banking        Totals
                                        ------------        ----------------        ----------
Revenues                                  $1,504,744          $       42,703        $1,547,447   (e)
Interest income                                1,256                   9,861            11,117   (e)
Interest expense                              17,528                   6,120            23,648   (e)
Depreciation and amortization                  4,166                     607             4,773   (f)
Segment profit                               101,946                  17,056           119,002   (f)
Segment assets                               447,934                 196,093           644,027   (f)
Expenditures for segment assets                3,007                     957             3,964   (e)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

                                   NVR, Inc.
                  Notes to Consolidated Financial statements
                 (dollars in thousands, except per share data)


(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding       Mortgage Banking          Totals
                                       -------------      -----------------        ---------
Segment depreciation and
  amortization                             $  4,166         $          607         $  4,773
Add:  amortization of excess
  reorganization value and goodwill           7,547                  1,088            8,635
                                           --------         --------------         --------
Consolidated depreciation and
  amortization                             $ 11,713         $        1,695         $ 13,408
                                           ========         ==============         ========

Segment profit                             $101,946         $       17,056         $119,002
Less:  amortization of excess
  reorganization value and goodwill          (7,547)                (1,088)          (8,635)
                                           --------         --------------         --------
Consolidated income before income
  taxes and extraordinary loss             $ 94,399         $       15,968         $110,367
                                           ========         ==============         ========

Segment assets                             $447,934         $      196,093         $644,027
Add:  Excess reorganization value
  and goodwill                               69,721                 10,611           80,332
                                           --------         --------------         --------
Total consolidated assets                  $517,655         $      206,704         $724,359
                                           ========         ==============         ========

3.   Related Party Transactions

     During 2000, 1999, and 1998, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled approximately $25,000, $19,000 and $13,000 during 2000, 1999 and 1998, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 2000 over the next 18 to 24 months for an aggregate purchase price of approximately $29,000.

     During the years ended December 31, 2000, 1999 and 1998, one of the executive officers of NVR was a partner in a law firm, which billed NVR approximately $560, $471 and $441, respectively, in fees and expenses for legal services.

4.   Loan Servicing Portfolio, Mortgage Loan Commitments and Off-Balance Sheet
Risk

     At December 31, 2000 and 1999, NVR was servicing approximately 3,000 and 2,700 mortgage loans for various investors with aggregate balances of approximately $275,000 and $222,000, respectively.

     At December 31, 2000, NVR had net capitalized mortgage servicing rights of $1,479 which related to approximately $142,000 of the aggregate $275,000 in loans serviced. The mortgage servicing rights associated with the remaining $133,000 in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995.

     NVR assesses the fair value of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through the present value of estimated future net servicing cash flows using a risk based discount rate, and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates, and interest earnings on escrows). The fair value of the capitalized mortgage servicing rights approximated its book value at December 31, 2000 and 1999, respectively.

     NVR amortizes the capitalized mortgage servicing rights in proportion to, and over the period of, the estimated net servicing income. The amortization for the periods ending December 31, 2000, 1999 and 1998

                                   NVR, Inc.
                  Notes to Consolidated Financial statements
                 (dollars in thousands, except per share data)


was $260, $306 and $484, respectively.

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

     There were mortgage loan commitments aggregating approximately $106,969 and $120,716 outstanding at December 31, 2000 and 1999, respectively. The fair values of mortgage loan commitments were approximately $107,457 and $120,914 at December 31, 2000 and 1999, respectively. There were open forward delivery contracts aggregating approximately $135,306 and $198,131 at December 31, 2000 and 1999, respectively. The fair values of open forward delivery contracts were approximately $134,386 and $198,181 at December 31, 2000 and 1999, respectively.

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

     NVR enters into optional and mandatory forward delivery contracts to sell mortgage-backed securities at specific prices and dates to broker/dealers. NVR has established policies governing which broker/dealers can be used to conduct these activities. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position, and at December 31, 2000 and 1999 there were no such positions. There were no counterparty default losses on forward contracts in 2000, 1999 or 1998. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to fluctuations in interest rates. NVR limits its exposure to market risk by monitoring differences between the total of commitments to customers and loans held for sale and forward contracts with broker/dealers. In the event NVR has forward delivery contract commitments in excess of available mortgage-backed securities, NVR completes the transaction by either paying or receiving a fee to/from the broker/dealer equal to the increase/decrease in the market value of the forward contract. NVR has no market risk associated with optional delivery contracts because NVR has the right but not the obligation to deliver mortgage backed securities to broker/dealers under these contracts.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


5.   Property, Plant and Equipment, net

                                                                         December 31,
                                                                  -------------------------
                                                                     2000            1999
                                                                  -------          --------
     Homebuilding:
     Office facilities and other                                  $  6,496         $  5,992
     Model home furniture and fixtures                               9,776            8,583
     Manufacturing facilities                                       11,336           10,330
     Property under capital leases                                   4,234            4,234
                                                                  --------         --------
                                                                    31,842           29,139
     Less: accumulated depreciation and amortization               (18,328)         (16,025)
                                                                  --------         --------
                                                                  $ 13,514         $ 13,114
                                                                  ========         ========
     Mortgage Banking:
     Office facilities and other                                  $  5,372         $  8,640
     Less: accumulated depreciation and amortization                (3,021)          (4,401)
                                                                  --------         --------
                                                                  $  2,351         $  4,239
                                                                  ========         ========

     Certain property, plant and equipment listed above are collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 6.

6.   Debt

                                                               December 31,
                                                         ------------------------
                                                            2000           1999
                                                         --------        --------
       Homebuilding:
          Notes payable:
          Working capital revolving credit (a)           $      -        $      -
          Other                                               210           2,128
                                                         --------        --------
                                                         $    210        $  2,128
                                                         ========        ========
          Other term debt:
          Capital lease and financing obligations
           due in monthly installments
           through 2014 (b)                              $  4,957        $  5,206
                                                         ========        ========
          Senior notes (c)                               $115,000        $145,000
                                                         ========        ========
       Mortgage Banking:
          Mortgage warehouse revolving credit (d)        $ 53,190        $107,588
          Mortgage repurchase facility (e)                                 17,363
          Capital lease and financing
           obligations due in monthly
           installments through 2004 (b)                      298             848
                                                         --------        --------

                                                         $ 53,488        $125,799
                                                         ========        ========

(a) The Company, as borrower, has available an unsecured working capital revolving credit facility (the "Facility") that currently provides for unsecured borrowings up to $60,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR's homebuilding segment. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $15,779 and $12,542 were issued at December 31, 2000 and 1999, respectively. The Facility expires May 31, 2003 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Facility agent or
(ii) 1.35% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility were 8.0% and 6.5% for 2000 and 1999, respectively. At December 31, 2000, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

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

(b) The capital lease and financing obligations have either fixed or variable interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $5,900 and $6,700 at December 31, 2000 and 1999, respectively.

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

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 2000:

                           Years ending December 31,
                     ---------------------------------------
                     2001                            $   968
                     2002                                968
                     2003                                949
                     2004                                853
                     2005                                716
                     Thereafter                        5,780
                                                     -------
                                                      10,234
                     Amount representing interest      4,979
                                                     -------
                                                     $ 5,255
                                                     =======

(c) On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

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

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


     Through a tender offer commenced on April 21, 1998 and completed May 18, 1998, various open market purchases throughout 1998 and a contractual call exercised on December 1, 1998, the Company repurchased all of the $120,000 in aggregate principal then outstanding under the Company's 11% Senior Notes due 2003 ("Senior Notes"). The Senior Notes were retired upon purchase. The amount of funds expended to complete the Senior Note Repurchase totaled $129,345, excluding accrued interest, and resulted in the recognition of an extraordinary loss of $7,126, net of a $4,461 tax benefit, ($0.54 per diluted share), in the accompanying consolidated income statements.

     During 2000, NVR purchased, in the open market, an aggregate of $30,000 in
principal amount of New Senior Notes.   The New Senior Notes were purchased at
par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of New Senior Notes outstanding at December, 2000.

(d) The mortgage warehouse facility ("Mortgage Warehouse Revolving Credit") of NVR Finance has a borrowing limit at December 31, 2000 of $100,000. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus 1.25%, or (ii) 1.25% to the extent that NVR Finance provides compensating balances and depending on the type of collateral. The weighted average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit line were 3.3% and 5.8% during 2000 and 1999, respectively. Primarily mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit agreement. The Mortgage Warehouse Revolving Credit Agreement is an annually renewable facility and currently expires August 31, 2001.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth.

(e) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $150,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under these uncommitted facilities were 6.7% and 5.5% during 2000 and 1999, respectively. The average amount outstanding under these uncommitted facilities was $33,117 and $41,152 during 2000 and 1999 respectively.

                                   * * * * *

     Maturities with respect to the other notes payable, other term debt, and the New Senior Notes as of December 31, 2000 are as follows:


                             Years ending December 31,
                         --------------------------------
                         2001                    $    569
                         2002                         409
                         2003                         424
                         2004                         385
                         2005                     115,333
                         Thereafter                 3,345

     The $115,333 maturing during 2005 includes $115,000 of New Senior Notes which mature in June 2005.

     NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $8,000 as of December 31,

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


2000 that were so restricted.

     At December 31, 2000, the homebuilding and mortgage banking segments had restricted cash of $1,130 and $7,295, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other collected at closing which relates to mortgage loans held for sale and to home sales.

7.   Common Stock and Forward Purchase Contract Obligation

     There were 8,858,694 and 9,171,608 common shares outstanding at December 31, 2000 and 1999, respectively. As of December 31, 2000, NVR had reacquired a total of 13,492,664 shares of NVR common shares at an aggregate cost of $306,496 since December 31, 1993. Approximately 1,726,000 common shares have been reissued from the treasury in satisfaction of employee benefit liabilities and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. During 2000, 249,244 such shares were issued. The average cost basis for the aggregate number of shares reissued from the treasury (including those transferred to the Deferred Compensation Plan -see note 9) was $22.21 per share.

     On October 3, 2000, NVR reached agreement with a Shareholder to purchase approximately 780,000 shares of its common stock effective January 2, 2001 for an aggregate purchase price of approximately $65,000. The Shareholder is not affiliated with NVR or its subsidiaries. At December 31, 2000, the forward purchase contract obligation is presented separately outside of equity in the accompanying balance sheet as temporary equity.

     On January 2, 2001, NVR settled the transaction with the Shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used for the Deferred Compensation Plan (see note 9). The remaining shares were retained in treasury.

8.    Income Taxes

     The provision for income taxes consists of the following:

                      Year Ended          Year Ended          Year Ended
                  December 31, 2000   December 31, 1999   December 31, 1998
                  ------------------  ------------------  ------------------
     Current:
       Federal         $101,267             $72,664            $ 47,632
       State             14,324              15,578               7,555
     Deferred:
       Federal           (6,560)             (8,374)            (10,031)
       State               (423)             (3,537)               (896)
                       --------             -------            --------
                       $108,608             $76,331            $ 44,260
                       ========             =======            ========

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders' equity:

                                       Year Ended         Year Ended         Year Ended
                                    December 31, 2000  December 31, 1999  December 31, 1998
                                    -----------------  -----------------  -----------------
Income tax benefits arising from
   compensation expense for tax
   purposes in excess of amounts
   recognized for financial
   statement purposes                          $4,628             $7,542             $3,744
                                    =================  =================  =================

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                                   December 31,
                                            -----------------------
                                              2000            1999
                                            -------         -------
          Total deferred tax assets         $50,203         $43,267
          Less: deferred tax liabilities      5,302           5,349
                                            -------         -------
                                            $44,901         $37,918
                                            =======         =======

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes. Deferred tax liabilities arose at September 30,1993 upon the Company's implementation of "fresh start" accounting.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was $276,770 and $184,161 for the years ended December 31, 2000 and 1999.

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income of 35% before income taxes and extraordinary losses is as follows:

                                         Year Ended         Year Ended          Year Ended
                                      December 31, 2000  December 31, 1999  December 31, 1998
                                      -----------------  -----------------  ------------------
Income taxes computed at the
  Federal statutory rate                  $ 93,399            $64,824            $38,628
State income taxes, net of Federal
  income tax benefit                         9,036              7,827              4,328
Non-deductible amortization                  2,345              2,729              2,639
Utilization of net operating loss
   carryforward                                  -                  -             (3,300)
Other, net                                   3,828                951              1,965
                                          --------            -------            -------
                                          $108,608            $76,331            $44,260
                                          ========            =======            =======

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

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)


9.   Profit Sharing and Incentive Plans

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the "Board"). The combined plan expense for the years ended December 31, 2000, 1999 and 1998 was $8,320, $7,712 and $6,436,
respectively. During 2000 and 1999, the ESOP purchased in the open market 11,000 and 105,440 shares respectively of NVR common stock using cash contributions provided by NVR. Subsequent to December 31, 2000, the ESOP purchased approximately 86,000 shares to fund the Board approved 2000 employer contribution. As of December 31, 2000, all shares held by the ESOP have been committed to be released to participant accounts.

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

     Under the 1994 Management Incentive Plan (the "1994 Incentive Plan"), executive officers and other employees of the Company were eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There were 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options generally expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 1999. All 1,124,929 1994 Performance Shares have been granted to employees under the 1994 Incentive Plan, and all 1994 Performance Shares were vested as of December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, compensation expense recognized for the 1994 Performance Shares totaled $0, $18,670 and $9,081, respectively.

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

     During 1999, the Company's Shareholders approved the Board of Directors' adoption of the 1998 Management Long-Term Stock Option Plan (the "1998 Option Plan"). There are 1,000,000 non-qualified stock options ("Options") authorized under the 1998 Option Plan. The Options generally expire 10 years after the dates upon which they were granted, and vest in one-third increments on each of December 31, 2003, 2004 and 2005, with vesting based upon continued employment.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     During 2000, the Board approved the 2000 Broadly-based Stock Option Plan (The "2000 Plan"). There are 2,000,000 non-qualified stock options ("Options") authorized under the 2000 Plan. Grants under the 2000 Plan will be available to both employees and members of the Board. There have been no grants issued under the 2000 Plan as of December 31, 2000. Options granted under the 2000 Plan will generally expire 10 years from the date of grant, and will vest in one-third increments on each of December 31, 2006, 2007 and 2008.

                                   NVR, Inc
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                                  2000                 1999                        1998
                                       --------------------     ------------------     -----------------------
                                                   Weighted               Weighted                    Weighted
                                                    Average                Average                     Average
                                                   Exercise               Exercise                    Exercise
1993 NVR Share Options                 Options       Prices     Options     Prices     Options          Prices
----------------------                 -------      -------     -------     ------     -------          ------
Options outstanding at the
 beginning of the year                 359,771     $   7.60     830,971     $ 7.60     958,952          $ 7.60
Granted                                      -     $      -           -     $    -           -          $    -
Canceled                                     -     $      -           -     $    -           -          $    -
Exercised                             (140,675)    $   8.01    (471,200)    $ 7.62    (127,981)         $ 7.62
                                     ---------               ----------             ----------
Outstanding at end of year             219,096     $   7.71     359,771     $ 7.60     830,971          $ 7.60
                                     =========               ==========             ==========
Exercisable at end of year             219,096     $   7.71     359,771     $ 7.60     830,971          $ 7.60
                                     =========               ==========             ==========
1994 NVR Share Options
----------------------
Options outstanding at the
 beginning of the year                  35,032     $  20.86      43,363     $19.54      35,000          $14.00
Granted                                      -     $      -           -     $    -      13,195          $32.20
Canceled                                     -     $      -           -     $    -           -          $    -
Exercised                              (18,636)    $  21.30      (8,331)    $14.00      (4,832)         $14.00
                                     ---------               ----------             ----------
Outstanding at end of year              16,396     $  20.35      35,032     $20.86      43,363          $19.54
                                     =========               ==========             ==========
Exercisable at end of year              16,396     $  20.35      29,569     $19.02      22,898          $17.50
                                     =========               ==========             ==========
1996 Option Plan
----------------
Options outstanding at the
 beginning of the year               1,891,905     $  14.70   1,753,405     $11.42   1,770,000          $11.30
Granted                                 85,000     $  56.84     200,500     $42.65      13,405          $25.00
Canceled                              (111,067)    $  26.31     (62,000)    $12.48     (30,000)         $10.63
Exercised                              (18,433)    $  25.50           -     $    -           -          $    -
                                     ---------               ----------             ----------
Outstanding at end of year           1,847,405     $  15.83   1,891,905     $14.70   1,753,405          $11.42
                                     =========               ==========             ==========
Exercisable at end of year             615,802     $  15.83           -     $    -           -          $    -
                                     =========               ==========             ==========
1998 Option Plan
----------------
Options outstanding at the
 beginning of the year                 927,000     $  47.63           -     $    -           -          $    -
Granted                                104,500     $  66.18     927,000     $47.63           -          $    -
Canceled                               (31,500)    $  47.63           -     $    -           -          $    -
Exercised                                    -     $      -           -     $    -           -          $    -
                                     ---------               ----------             ----------
Outstanding at end of year           1,000,000     $  49.57     927,000     $47.63           -          $    -
                                     =========               ==========             ==========
Exercisable at end of year                   -     $      -           -     $    -           -          $    -
                                     =========               ==========             ==========

                                                                                         Weighted
                                                                  Weighted               Average
                                                                  Average                Remaining
                                                                  Exercise               Contractual
Range of Exercise Prices                             Number       Price                  Life in Years
------------------------                             ------       --------               -------------
1993 NVR Share Options
---------------------
Outstanding at December 31, 2000:
  $5.06 - $6.41                                      14,200       $   5.35                     4.1
  $7.62 - $9.11                                     204,896       $   7.87                     2.9
Exercisable at December 31, 2000
  $5.06 - $6.41                                      14,200       $   5.35
  $7.62 - $9.11                                     204,896       $   7.87
1994 NVR Share Options
----------------------
Outstanding at December 31, 2000:
  $14.00 - $14.00                                     9,833       $14.00                       6.2
  $25.00 - $34.50                                     6,563       $29.88                       7.6
Exercisable at December 31, 2000:
  $14.00 - $14.00                                     9,833       $14.00
  $25.00 - $34.50                                     6,563       $29.88

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                                                                                 Weighted
                                                                          Weighted               Average
                                                                          Average                Remaining
                                                                          Exercise               Contractual
Range of Exercise Prices                         Number                   Price                  Life in Years
------------------------                         ------                   -----                  -------------
1996 Option Plan
----------------
Outstanding at December 31, 2000:
  $ 9.13 - $10.63                                 1,478,000                 $10.59                    5.4
  $14.00 - $21.00                                   135,000                 $17.84                    6.8
  $22.63 - $25.00                                    13,405                 $23.59                    6.9
  $38.00 - $52.75                                   180,500                 $44.10                    8.6
  $62.13 - $81.75                                    40,500                 $71.87                    9.7
Exercisable at December 31, 2000:
  $ 9.13 - $10.63                                   492,667                 $10.59
  $14.00 - $21.00                                    45,000                 $17.84
  $22.63 - $25.00                                     4,468                 $23.59
  $38.00 - $52.75                                    60,167                 $44.10
  $62.13 - $81.75                                    13,500                 $71.87

*1998 Option Plan
-----------------
Outstanding at December 31, 2000:
  $43.50 - $62.13                                   945,000                 $47.89                    8.4
  $72.00 - $81.75                                    55,000                 $78.30                    8.4

*None of the options outstanding under the 1998 Option Plan are exercisable at December 31, 2000.

     The weighted average fair values of grants made in 2000, 1999 and 1998 for management incentive plans were $39.76, $29.41 and $18.65, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                    2000         1999          1998
                                  ------------ ------------  ------------

     Estimated option life            10 years     10 years      10 years
     Risk free interest rate        6.12%        5.94%         5.52%
     Expected volatility           40.77%       40.19%        45.14%
     Expected dividend yield        0.00%        0.00%         0.00%

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

     There were 192,000 options to purchase shares of common stock authorized and granted in 1996 to the Company's outside directors under the Directors' Long Term Stock Option Plan (the "1996 Directors' Plan"). There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10-year period beginning from the date of grant, and vest in one-third increments on each of December 31, 1999, 2000, and 2001. There were 24,000 previously unvested 1996 Directors' Options exercised during 1998, pursuant to a separation of service due to death clause within the 1996 Directors' Plan.

                                   NVR, Inc.
                  Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     There were 150,000 options to purchase shares of common stock authorized for grant in 1999 to the Company's outside directors under the 1998 Directors' Long Term Stock Option Plan (the "1998 Directors' Plan"). A total of 87,500 options were granted at an exercise price of $49.06, which was equal to the fair market value of the Company's Shares on the date of grant. The Options were granted for a 10 year period beginning from the date of grant, and vest in twenty-five percent (25%) increments on each of December 31, 2002, 2003, 2004 and 2005.

                                             2000                1999               1998
                                      ------------------   -----------------   ---------------
                                                Exercise            Exercise          Exercise
1993 Directors' Plan                  Options      Price  Options      Price  Options    Price
--------------------                  -------     ------  -------     ------  -------   ------
Options outstanding at the
  beginning of the year               101,000     $16.60  113,750     $16.60  182,000   $16.60
Granted                                     -     $    -        -     $    -        -   $    -
Canceled                                    -     $    -        -     $    -        -   $    -
Exercised                             (55,500)    $16.60  (12,750)    $16.60  (68,250)  $16.60
                                      -------             -------             -------
Outstanding at end of year             45,500     $16.60  101,000     $16.60  113,750   $16.60
                                      =======             =======             =======
Exercisable at end of year             45,500     $16.60  101,000     $16.60  113,750   $16.60
                                      =======             =======             =======
1996 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year               168,000     $10.25  168,000     $10.25  192,000   $10.25
Granted                                     -     $    -        -     $    -        -   $    -
Canceled                                    -     $    -        -     $    -        -   $    -
Exercised                             (16,000)    $10.25        -     $    -  (24,000)  $10.25
                                      -------             -------             -------
Outstanding at end of year            152,000     $10.25  168,000     $10.25  168,000   $10.25
                                      =======             =======             =======
Exercisable at end of year             96,000     $10.25   56,000     $10.25        -   $    -
                                      =======             =======             =======
1998 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year                87,500     $49.06        -     $    -        -   $    -
Granted                                     -     $    -   87,500     $49.06        -   $    -
Canceled                                9,375     $49.06        -     $    -        -   $    -
Exercised                                   -     $    -        -     $    -        -   $    -
                                      -------             -------             -------
Outstanding at end of year             78,125     $49.06   87,500     $49.06        -   $    -
                                      =======             =======             =======
Exercisable at end of year                  -     $    -        -     $    -        -   $    -
                                      =======             =======             =======

     The weighted average fair value of grants made during 1999 under director incentive plans was $30.48 per share. The fair value was calculated using the Black-Scholes option pricing model, under the following assumptions: i) the estimated option life was equal to ten years, ii) the risk free interest rate was 5.77%, iii) the expected volatility equaled 40.19%, and iv) the estimated dividend yield was 0%.

                                 ************

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, pro forma net income and earnings per share would have been $152,503 ($14.44 per diluted share), $104,122 ($8.61 per diluted share) and $55,352 ($4.16 per diluted share) for the years ended December 31, 2000, 1999 and 1998, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 2000, 1999 and 1998 effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to future grants could differ.

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

     The Deferred Comp Plan Trust was funded during the first quarter of 2000 with 305,863 NVR shares issued from the Company's treasury stock account. The basis for the shares reissued from the treasury was $47.25 per share. In addition, the Deferred Comp Plan Trust purchased 34,840 NVR common shares on the open market at an aggregate cost of $1,606. The compensation deferred was related to benefits earned by NVR employees under the Company's 1994 Management Equity Incentive Plan and the 1996 High Performance Plan. During the 2000 third quarter, 3,000 shares were distributed from the Deferred Comp Plan. There are 337,703 shares held by the Deferred Comp Plan at December 31, 2000. These shares are treated as outstanding shares in the earnings per share calculation for the year ended December 31, 2000. Subsequent to December 31, 2000, the Deferred Comp Plan was funded with an additional 30,000 shares of stock. See note 7.

10.  Commitments and Contingent Liabilities

     NVR is committed under several non-cancelable operating leases involving office space, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 2000 are as follows:


                             Years ended December 31,
                     --------------------------------------
                     2001                           $12,358
                     2002                             7,648
                     2003                             5,315
                     2004                             3,792
                     2005                             2,219
                     Thereafter                       3,922
                                                    -------
                                                    $35,254
                                                    =======

     Total rent expense incurred under operating leases was approximately $12,000, $10,800, and $7,787 for the years ended December 31, 2000, 1999 and
1998, respectively.

     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $25,020 of contingent obligations under such agreements as of December 31, 2000. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

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

     The following comprise the assets and liabilities of the Limited Purpose Financing Subsidiary:

                                                          December 31,
                                                        ------------------
                                                          2000      1999
                                                        --------  --------
    Assets:
    Mortgage-backed securities, net                     $  4,632  $  5,110
    Funds held by trustee                                     23        83
    Other assets                                             212       257
                                                        --------  --------
      Total assets                                         4,867     5,450
                                                        --------  --------

    Liabilities:
    Accrued expenses and other liabilities                   164       211
    Mortgage-backed bonds, net unamortized discounts       4,693     5,229
                                                        --------  --------
      Total liabilities                                    4,857     5,440
                                                        --------  --------

    Mortgage-backed securities, net of mortgage-
     backed bonds, and related assets and liabilities   $     10  $     10
                                                        ========  ========

     The weighted average portfolio yield on the MBS was approximately 9.0% at each of December 31, 2000 and 1999, respectively. The Bonds mature on October 1, 2016 and bear interest at 9.0%. However, NVR has the contractual right to call the Bonds in 2001.

12.  Mortgage Banking Segment Restructuring Plan

     During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation ("First Republic") acquired in March 1999. This action was consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. The Company's mortgage banking operation is now solely focused on serving the Company's homebuilding operations. The restructuring plan was substantially completed during the second quarter of 2000.

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
                                                            ======

     During 2000, approximately $863 in severance and lease costs was applied against the restructuring reserve. In addition, during the third quarter the Company reversed approximately $200 in restructuring reserves, primarily for unused severance costs. Approximately $930 of the restructuring accrual established at March 31, 2000, remains at December 31, 2000, and primarily relates to accrued lease costs.

13.  Quarterly Results [unaudited]

     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2000 and 1999. Diluted earnings per share presented for the quarters ended March 31, June 30, and September 30, 2000 have been increased by $0.18, $0.25 and $0.33 respectively from the amounts previously reported to reflect the full realization of potential tax benefits from the hypothetical exercise of outstanding stock options under the treasury stock method.

                                         Year Ended December 31, 2000
                                    --------------------------------------
                                      1st       2nd       3rd       4th
                                    Quarter   Quarter   Quarter   Quarter
                                    --------  --------  --------  --------
Revenues-homebuilding
 operations                         $490,581  $558,506  $602,485  $616,238
Gross profit - homebuilding
 operations                         $ 90,904  $103,524  $117,071  $122,252
Mortgage banking fees               $  7,597  $  7,622  $ 12,950  $ 10,588
Net income                          $ 30,574  $ 37,204  $ 43,914  $ 46,554
Diluted earnings per share          $   2.90  $   3.62  $   4.30  $   4.51
Contracts for sale, net
  of cancellations (units)             2,609     3,010     2,180     2,469
Settlements (units)                    2,236     2,469     2,674     2,676
Backlog, end of period (units)         5,308     5,849     5,355     5,148
Loans closed                        $469,598  $467,818  $401,037  $411,267

                                           Year Ended December 31, 1999
                                    --------------------------------------
                                      1st       2nd       3rd       4th
                                    Quarter   Quarter   Quarter   Quarter
                                    --------  --------  --------  --------
Revenues-homebuilding
 operations                         $429,687  $492,058  $523,552  $497,363
Gross profit - homebuilding
 operations                         $ 73,143  $ 83,891  $ 90,172  $ 84,727
Mortgage banking fees               $ 13,522  $ 12,465  $ 13,162  $  8,973
Income before extraordinary loss    $ 26,007  $ 28,263  $ 30,341  $ 24,270
Diluted earnings per share          $   2.02  $   2.26  $   2.52  $   2.18

Contracts for sale, net
  of cancellations (units)             2,541     2,855     1,866     2,416
Settlements (units)                    2,098     2,424     2,516     2,278
Backlog, end of period (units)         5,016     5,447     4,797     4,935
Loans closed                        $779,406  $869,774  $675,593  $587,092