Form 10-Q
period 2001-03-31
NVR INC
filed 2001-04-30
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                         Commission file number 1-12378

                                      NVR, Inc.
                                      ---------
             (Exact name of registrant as specified in its charter)

         Virginia                                        54-1394360
         --------                                        ----------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                        7601 Lewinsville Road, Suite 300
                             McLean, Virginia 22102
                                  (703) 761-2000
                                  --------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

As of April 18, 2001 there were 8,140,818 total shares of common stock outstanding.

                                   NVR, Inc.
                                   FORM 10-Q
                                     INDEX
                                   ==========


                                                                 Page
                                                                 ----


Part I  FINANCIAL INFORMATION
------

Item 1. NVR, Inc. Condensed Consolidated Financial Statements
        -----------------------------------------------------
        Condensed Consolidated Balance Sheets at March 31, 2001
        (unaudited) and December 31, 2000......................     3
        Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 (unaudited) and
        March 31, 2000 (unaudited)..............................    5
        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2001 (unaudited) and
        March 31, 2000 (unaudited)..............................    6
        Notes to Condensed Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................   10

Part II OTHER INFORMATION
-------

Item 4. Submission of Matters to a Vote of Security Holders.....   13

Item 6. Exhibits and Reports on Form 8-K........................   13

        Exhibit Index...........................................   13

        Signature...............................................   14

                                     PART I
                                     ------
Item 1.
-------



                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                   (dollars in thousands, except share data)



                                           March 31, 2001    December 31, 2000
                                          ----------------   ------------------
                                             (unaudited)
ASSETS

  Homebuilding:
   Cash and cash equivalents                      $ 97,045          $130,079
   Receivables                                      10,231             6,670
   Inventory:
    Lots and housing units, covered under
      sales agreements with customers              335,270           294,094
    Unsold lots and housing units                   31,674            32,600
    Manufacturing materials and other                6,772             7,987
                                                  --------          --------
                                                   373,716           334,681
   Property, plant and equipment, net               13,068            13,514
   Reorganization value in excess of amounts
    allocable to identifiable assets, net           46,201            47,741
   Goodwill, net                                     7,199             7,472
   Contract land deposits                          111,707            96,119
   Deferred tax assets                              43,844            43,844
   Other assets                                     25,552            17,366
                                                  --------          --------
                                                   728,563           697,486
                                                  --------          --------
  Mortgage Banking:
   Cash and cash equivalents                        12,233             7,629
   Mortgage loans held for sale, net               118,509           120,999
   Mortgage servicing rights, net                    1,400             1,479
   Property and equipment, net                       2,181             2,351
   Reorganization value in excess of amounts
     allocable to identifiable assets, net           8,163             8,435
   Other assets                                      3,043             2,881
                                                  --------          --------
                                                   145,529           143,774
                                                  --------          --------
      Total assets                                $874,092          $841,260
                                                  ========          ========


                                                          (Continued)


           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                   (dollars in thousands, except share data)

                                                March 31, 2001   December 31, 2000
                                                ----------------  ------------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS'
 EQUITY

 Homebuilding:
   Accounts payable                               $ 112,209           $ 108,064
   Accrued expenses and other
     liabilities                                    162,870             173,787
   Customer deposits                                 72,834              63,486
   Notes payable                                        120                 210
   Other term debt                                    4,868               4,957
   Senior notes                                     115,000             115,000
                                                  ---------           ---------
                                                    467,901             465,504
                                                  ---------           ---------
 Mortgage Banking:
   Accounts payable and other
     liabilities                                     10,036               9,760
   Notes payable                                    106,204              53,488
                                                  ---------           ---------
                                                    116,240              63,248
                                                  ---------           ---------
     Total liabilities                              584,141             528,752
                                                  ---------           ---------
 Forward purchase contract obligation                     -              65,028

 Commitments and contingencies

 Shareholders' equity:
   Common stock, $0.01 par value;
     60,000,000 shares authorized;
     20,614,365 shares issued as of
     March 31, 2001 and December 31, 2000               206                 206
   Additional paid-in-capital                       187,083             115,136
   Deferred compensation trust-367,618 and
     337,703 shares as of March 31, 2001
     and December 31, 2000, respectively,
     of NVR, Inc. common stock                      (19,457)            (15,915)
   Deferred compensation liability                   19,457              15,915
   Retained earnings                                447,730             399,810
   Less treasury stock at cost-12,405,496
     and 11,755,671 shares at March 31, 2001
     and December 31, 2000, respectively           (345,068)           (267,672)
                                                  ---------           ---------
       Total shareholders' equity                   289,951             247,480
                                                  ---------           ---------
         Total liabilities and
           shareholders' equity                   $ 874,092           $ 841,260
                                                  =========           =========



           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                    Three Months Ended   Three Months Ended
                                                      March 31, 2001        March 31, 2000
                                                    -------------------  -------------------
     Homebuilding:
       Revenues                                              $ 519,249            $ 490,581
       Other income                                              1,058                  615
       Cost of sales                                          (407,165)            (399,677)
       Selling, general and administrative                     (34,516)             (29,409)
       Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets/goodwill                            (1,813)              (1,813)
                                                             ---------            ---------
       Operating income                                         76,813               60,297
       Interest expense                                         (2,771)              (3,342)
                                                             ---------            ---------
        Homebuilding income                                     74,042               56,955
                                                             ---------            ---------
     Mortgage Banking:
       Mortgage banking fees                                     9,990                7,963
       Interest income                                           1,258                2,038
       Other income                                                141                   67
       General and administrative                               (4,918)              (8,142)
       Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets/goodwill                              (272)                (436)
       Interest expense                                           (374)                (961)
       Restructuring and asset impairment charge                     -               (5,926)
                                                             ---------            ---------
        Operating  income (loss)                                 5,825               (5,397)
                                                             ---------            ---------
     Total segment income                                       79,867               51,558
       Income tax expense                                      (31,947)             (20,984)
                                                             ---------            ---------
       Net income                                            $  47,920            $  30,574
                                                             =========            =========
     Basic earnings  per share                               $    5.74            $    3.22
                                                             =========            =========
     Diluted earnings per share                              $    4.84            $    2.90
                                                             =========            =========


           See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                  Three Months Ended  Three Months Ended
                                                                     March 31, 2001     March 31, 2000
                                                                     ---------------    --------------
Cash flows from operating activities:
 Net income                                                            $  47,920           $  30,574
 Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
 Depreciation and amortization                                             3,240               3,439
 Restructuring and asset impairment charge                                     -               5,926
 Mortgage loans closed                                                  (359,475)           (469,598)
 Proceeds from sales of mortgage loans                                   363,696             499,626
 Gain on sales of mortgage servicing rights                                 (378)               (113)
 Gain on sale of loans                                                    (6,445)             (4,869)
 Net change in assets and liabilities, net of acquisition:
  Increase in inventories                                                (39,035)             (6,840)
  Increase in contract land deposits                                     (15,588)             (6,383)
  Increase in receivables                                                 (3,272)             (7,064)
  Increase in accounts payable and accrued expenses                       14,843              20,153
 Other, net                                                               (7,970)             (2,678)
                                                                       ---------           ---------
Net cash (used) provided  by operating activities                         (2,464)             62,173
                                                                       ---------           ---------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                  (633)               (848)
 Principal payments on mortgage-backed securities                            187                 157
 Proceeds from sales of mortgage servicing rights, net                     4,474               5,894
 Other, net                                                                   (1)               (151)
                                                                       ---------           ---------
 Net cash provided by investing activities                                 4,027               5,052
                                                                       ---------           ---------
Cash flows from financing activities:
 Purchase of NVR common stock for
  funding of deferred compensation plan                                   (3,542)             (1,606)
 Net borrowings (repayments) under notes payable and other
  term debt                                                               52,537             (21,975)
 Redemption of mortgage-backed bonds                                        (186)               (168)
 Purchase of treasury stock                                              (82,798)            (11,490)
 Other, net                                                                3,996                 807
                                                                       ---------           ---------
 Net cash used by financing activities                                   (29,993)            (34,432)
                                                                       ---------           ---------
 Net (decrease) increase in cash and cash equivalents                    (28,430)             32,793
 Cash and cash equivalents, beginning of the period                      137,708              89,126
                                                                       ---------           ---------
 Cash and cash equivalents, end of period                              $ 109,278           $ 121,919
                                                                       =========           =========
Supplemental disclosures of cash flow information:
 Interest paid during the period                                       $     845           $   1,224
                                                                       =========           =========
 Income taxes paid, net of refunds                                     $  10,119           $   3,115
                                                                       =========           =========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1. Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     For the quarters ended March 31, 2001 and 2000, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2. Shareholders' Equity

   A summary of changes in shareholders' equity is presented below:

                                          Additional                           Deferred   Deferred
                                  Common    Paid-In   Retained    Treasury      Comp.       Comp.
                                  Stock     Capital   Earnings      Stock       Trust     Liability
                                  ------  ----------  ---------  -----------  ----------  ---------

Balance, December 31, 2000          $206  $115,136    $399,810   $(267,672)   $(15,915)    $15,915

Net income                             -         -      47,920           -           -           -
Deferred compensation activity         -         -           -           -      (3,542)      3,542
Purchase of common stock
  for treasury                         -         -           -     (82,798)          -           -
Option activity                        -     3,996           -           -           -           -
Tax benefit from stock-based
  compensation activity                -     8,325           -           -           -           -
Treasury shares issued
  upon option exercise                 -    (5,402)          -       5,402           -           -
Forward purchase obligation            -    65,028           -           -           -           -
                                  ------  --------   ---------   ---------   ---------   ---------
Balance, March 31, 2001             $206  $187,083    $447,730   $(345,068)   $(19,457)    $19,457
                                  ======  ========   =========   =========   =========   =========

     Approximately 199,000 options were exercised during the first quarter of 2001, with NVR receiving approximately $3,996 in aggregate equity proceeds.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)


     On January 2, 2001, NVR settled a forward purchase obligation created on October 3, 2000 with an unaffiliated shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used for the Deferred Compensation Plan. The remaining shares were retained in treasury.

     In addition to the shares repurchased in settling the forward purchase contract, the Company repurchased approximately 186,000 shares of its common stock in the first quarter of 2001. The aggregate purchase price of all treasury shares repurchased in the first quarter of 2001 was approximately $82,800.

3. Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 2001
-------------------------------------------
                                             Homebuilding  Mortgage Banking   Totals
                                             ------------  ----------------  --------
Revenues from external customers              $519,249        $  9,990       $529,239(a)
Segment profit                                  75,855           6,097         81,952(b)
Segment assets                                 675,163         137,367        812,530(b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding   Mortgage Banking    Totals
                                       -------------  -----------------  ---------
Segment profit                             $ 75,855           $  6,097   $ 81,952
Less:  amortization of excess
  reorganization value and goodwill          (1,813)              (272)    (2,085)
                                           --------           --------   --------
Consolidated income before income
  taxes                                    $ 74,042           $  5,825   $ 79,867
                                           ========           ========   ========
Segment assets                             $675,163           $137,367   $812,530
Add:  Excess reorganization value
  and goodwill                               53,400              8,162     61,562
                                           --------           --------   --------
Total consolidated assets                  $728,563           $145,529   $874,092
                                           ========           ========   ========

                                   NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

For the Three Months Ended March 31, 2000
-------------------------------------------
                                             Homebuilding  Mortgage Banking    Totals
                                             ------------  -----------------  --------
Revenues from external customers                 $490,581          $  7,963   $498,544(c)
Segment profit/(loss)                              58,768            (4,961)    53,807(d)
Segment assets                                    581,347           132,354    713,701(d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                       Homebuilding   Mortgage Banking    Totals
                                       -------------  -----------------  ---------
Segment profit/(loss)                      $ 58,768           $ (4,961)  $ 53,807
Less:  amortization of excess
  reorganization value and goodwill          (1,813)              (436)    (2,249)
                                           --------           --------   --------
Consolidated income before income
  taxes                                    $ 56,955           $ (5,397)  $ 51,558
                                           ========           ========   ========

Segment assets                             $581,347           $132,354   $713,701
Add:  Excess reorganization value
  and goodwill                               60,653              9,251     69,904
                                           --------           --------   --------
Total consolidated assets                  $642,000           $141,605   $783,605
                                           ========           ========   ========

4. Mortgage Banking Segment Restructuring Plan

     During the quarter ended March 31, 2001, approximately $216 in severance and lease costs were applied against the restructuring reserve established in the first quarter of 2000. Approximately $711 of the restructuring accrual established at March 31, 2000, remains at March 31, 2001, which primarily relates to accrued lease costs.

5. Adoption of Statement of Financial Accounting Standards No. 133

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, effective January 1, 2001. The implementation of SFAS No. 133 primarily impacts the Company's mortgage banking segment and has not had a material effect on the Company's results of operations or financial condition.

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


Results of Operations for the Three Months Ended March 31, 2001 and 2000

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended March 31, 2001 and 2000

     During the first quarter of 2001, homebuilding operations generated revenues of $519,249 compared to revenues of $490,581 in the first quarter of 2000. The change in revenues was due primarily to a 7.5% increase in the average selling price to $234.7 in 2001 from $218.3 in 2000. This increase was partially offset by a 1.3% decrease in the number of units settled to 2,206 units in 2001 from 2,236 units in 2000. The increase in the average selling price is attributable to price increases in certain of the Company's markets. New orders increased 8.2% during the first quarter of 2001 to 2,823 units compared with the 2,609 new orders generated during the same period in 2000. The increase in new orders was predominantly the result of increased sales in the Company's markets outside of the Washington, D.C. metropolitan area.

     Gross profit margins in the first quarter of 2001 increased to 21.6% as compared to 18.5% for the quarter ended March 31, 2000. The increase in gross margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, lower costs for lumber and certain other commodities and to the Company's ongoing focus on controlling construction costs.

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2001 increased $5,107 from the first quarter of 2000, and increased as a percentage of revenues to 6.6% in 2001 from 6.0% in the first quarter of 2000. The increase in SG&A dollars and as a percentage of revenues is primarily attributable to an increase in personnel to facilitate continued growth in existing markets, and to a lesser extent, certain expenses associated with the successfully completed solicitation of consents from the holders of the Senior Notes due 2005 (the "Notes").

     Backlog units and dollars were 5,765 and $1,490,932, respectively, at March 31, 2001 compared to 5,308 and $1,273,407, respectively, at March 31, 2000. The increase in backlog units and dollars is primarily attributable to a 5.3% increase in new orders for the six month period ended March 31, 2001 compared to the same 2000 period, and to a slower backlog turn. The increase in backlog dollars is also due to a 4.6% increase in the average selling price over the same six month period.

Mortgage Banking Segment

Three Months Ended March 31, 2001 and 2000

      The mortgage banking segment had operating income of $6,097 during the quarter ended March 31, 2001 compared to an operating loss of $4,961 for the three months ended March 31, 2000. Excluding the $5,926 restructuring and asset impairment charge incurred by the company in the first quarter of 2000, first quarter 2000 operating income was $965. Loan closings for ongoing operations were $359,475 and $316,879 for the three months ended March 31, 2001 and March 31, 2000, respectively, an increase of 13%. Total loan closings, including discontinued wholesale and retail operations, was $469,598 for the period ended March 31, 2000.

      The improvement in operating income is primarily the result of NVR's operational restructuring of the mortgage banking segment announced in the first quarter of 2000, and to a lesser extent, a more favorable pricing environment as compared to the first quarter of 2000. The operational restructuring specifically entailed the closure of all of the Company's retail operations to focus solely on serving NVR's homebuilding operations ("builder business"). The Company's builder business historically created greater operating margins than its other lines of mortgage business. As part of its restructuring, the Company also substantially reduced staffing in anticipation of reduced loan volume.


Liquidity and Capital Resources

     The Company has $255,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement as declared effective on February 27, 1998 provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2003. The Facility provides for unsecured borrowings of up to $60,000, subject to certain borrowing base limitations. Up to approximately $24,000 of the Facility is currently available for issuance in the form of letters of credit of which $19,274 was outstanding at March 31, 2001. There were no direct borrowings outstanding under the Facility as of March 31, 2001. At March 31, 2001, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Finance has available a mortgage warehouse facility with an aggregate available borrowing limit of $100,000 to fund its mortgage origination activities. There was $100,000 outstanding under this facility at March 31, 2001. NVR Finance also currently has available an aggregate of $150,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $5,922 outstanding under such gestation and repurchase agreements at March 31, 2001.

     On January 2, 2001, NVR settled a forward purchase obligation created on October 3, 2000 with an unaffiliated shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used for the Deferred Compensation Plan. The remaining shares were retained in treasury.

  On February 27, 2001, NVR successfully completed a solicitation of consents from holders of its Notes to amend the Indenture governing the Notes. The amendment to the Indenture allows for NVR to repurchase up to an aggregate $85 million of its capital stock, in addition to that otherwise provided under the Company's Indenture, in one or more open market and/or privately negotiated transactions through March 31, 2002. On March 2, 2001, NVR paid to each holder of the Notes who provided a consent, an amount equal to 4.5% of the principal amount of such holder's Notes.

  Including the shares repurchased in the settlement of the forward purchase obligation, the Company repurchased approximately 849,000 shares of its common stock at an aggregate purchase price of $82,800 during the three months ended March 31, 2001. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

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

                                    Part II
                                    -------



Item 4.     Submission of Matters to a Vote of Security Holders
-------

               During the first quarter of 2001, NVR commenced a consent
            solicitation of the holders of its 8% Senior Notes due 2005 (the "Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows for NVR to repurchase up to an aggregate $85 million of its capital stock, in addition to that otherwise provided under the Company's Indenture, in one or more open market and/or privately negotiated transactions through March 31, 2002. NVR paid to each holder of the Notes who provided a consent, an amount equal to 4.5% of the principal amount of such holder's Notes. The consent was successfully completed on February 27, 2001.


Item 6.     Exhibits and Reports on Form 8-K
-------

            11. Computation of Earnings per Share.

            Reports on Form 8-K

               Form 8-K filed February 15, 2001, announcing the solicitation of consents from holders of NVR's 8% Senior Notes due 2005 (the "Notes") to amend the indenture governing the Notes.


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



April 30, 2001                   NVR, Inc.


                                 By: /s/ Paul C. Saville
                                    -------------------------------
                                 Paul C. Saville
                                 Senior Vice President Finance and
                                 Chief Financial Officer