Form 10-Q
period 2001-06-30
NVR INC
filed 2001-07-26
CIK 906163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                        Commission file number 1-12378

                                      NVR, Inc.
     ---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Virginia                                     54-1394360
     ----------------------------------           ------------------------------
       (State or other jurisdiction of             (IRS employer identification
       incorporation or organization)               number)

                           7601 Lewinsville Road, Suite 300
                                McLean, Virginia 22102
                                    (703) 761-2000
     ---------------------------------------------------------------------------
            (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                   (Not Applicable)
     ---------------------------------------------------------------------------
                    (Former name, former address, and former fiscal
                           year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No_____
                                             ---

     As of July 17, 2001 there were 7,974,188 total shares of common stock outstanding.

                                   NVR, Inc.
                                  FORM 10-Q
                                    INDEX
         =======================================================================


                                                                            Page
                                                                            ----
         PART I     FINANCIAL INFORMATION
         ------

         Item 1.    NVR, Inc. Condensed Consolidated Financial Statements
                    -----------------------------------------------------
                    Condensed Consolidated Balance Sheets at June 30, 2001
                    (unaudited) and December 31, 2000.....................    3
                    Condensed Consolidated Statements of Income for the
                    Three Months Ended June 30, 2001 (unaudited)
                    and June 30, 2000 (unaudited) and the
                    Six Months Ended June 30, 2001 (unaudited)
                    and June 30, 2000 (unaudited).........................    5
                    Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 2001 (unaudited) and
                    June 30, 2000 (unaudited).............................    6
                    Notes to Condensed Consolidated Financial Statements..    7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................   11

         PART II    OTHER INFORMATION
         -------

         Item 1.    Legal Proceedings.....................................   14

         Item 4.    Submission of Matters to a Vote of Security Holders...   14

         Item 6.    Exhibits and Reports on Form 8-K......................   14

                    Exhibit Index.........................................   15

                    Signature.............................................   15

                                    PART I
                                    ------
Item 1.
-------


                                   NVR, Inc.
                     Condensed Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                   June 30, 2001        December 31, 2000
                                                                   -------------        -----------------
         ASSETS                                                     (unaudited)
              Homebuilding:
                  Cash and cash equivalents                       $     78,592            $   130,079
                  Receivables                                           13,314                  6,670
                  Inventory:
                    Lots and housing units, covered under
                      sales agreements with customers                  359,554                294,094
                    Unsold lots and housing units                       26,858                 32,600
                    Manufacturing materials and other                    8,733                  7,987
                                                                  ------------            -----------
                                                                       395,145                334,681

                  Property, plant and equipment, net                    13,302                 13,514
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               44,661                 47,741
                  Goodwill, net                                          6,926                  7,472
                  Contract land deposits                               125,099                 96,119
                  Other assets                                          70,427                 61,210
                                                                  ------------            -----------
                                                                       747,466                697,486
                                                                  ------------            -----------
              Mortgage Banking:
                  Cash and cash equivalents                             10,705                  7,629
                  Mortgage loans held for sale, net                    139,664                120,999
                  Mortgage servicing rights, net                         1,367                  1,479
                  Property and equipment, net                            2,131                  2,351
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net                7,890                  8,435
                  Other assets                                           4,166                  2,881
                                                                  ------------            -----------
                                                                       165,923                143,774
                                                                  ------------            -----------

                      Total assets                                $    913,389            $   841,260
                                                                  ============            ===========





           See notes to condensed consolidated financial statements.
                                  (Continued)

                                   NVR, Inc.
               Condensed Consolidated Balance Sheets (Continued)
                 (dollars in thousands, except per share data)


                                                                   June 30, 2001        December 31, 2000
                                                                   -------------        -----------------
                                                                    (unaudited)
         LIABILITIES AND SHAREHOLDERS'
              EQUITY

              Homebuilding:
                  Accounts payable                                $    124,528            $   108,064
                  Accrued expenses and other liabilities               156,988                173,787
                  Customer deposits                                     85,561                 63,486
                  Notes payable                                             35                    210
                  Other term debt                                        4,946                  4,957
                  Senior notes                                         115,000                115,000
                                                                  ------------            -----------
                                                                       487,058                465,504
                                                                  ------------            -----------
              Mortgage Banking:
                  Accounts payable and other liabilities                11,920                  9,760
                  Notes payable                                        110,448                 53,488
                                                                  ------------            -----------
                                                                       122,368                 63,248
                                                                  ------------            -----------
                    Total liabilities                                  609,426                528,752
                                                                  ------------            -----------

                  Forward purchase contract obligation                       -                 65,028

              Commitments and contingencies

              Shareholders' equity:
                  Common stock, $0.01 par value; 60,000,000
                    shares authorized; 20,614,365 shares
                     issued as of June 30, 2001 and
                    December 31, 2000                                      206                    206
                  Additional paid-in-capital                           190,604                115,136
                  Deferred compensation trust- 367,618 and
                    337,703 shares as of June 30, 2001 and
                    December 31, 2000, respectively of
                    NVR, Inc. common stock                             (19,457)               (15,915)
                  Deferred compensation liability                       19,457                 15,915
                  Retained earnings                                    507,092                399,810
                  Less treasury stock at cost; 12,626,764
                    and 11,755,671 shares at June 30, 2001
                    and December 31, 2000, respectively               (393,939)              (267,672)
                                                                  ------------            -----------

                    Total shareholders' equity                         303,963                247,480
                                                                  ------------            -----------
                         Total liabilities and shareholders'
                         equity                                   $    913,389            $   841,260
                                                                  ============            ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                            -------------------------------------   ------------------------------------
                                                  2001                   2000               2001             2000
                                            --------------        ---------------   ----------------    ----------------
   Homebuilding:
      Revenues                                 $   648,465        $   558,506         $ 1,167,714         $ 1,049,087
      Other income                                   1,250                741               2,308               1,356
      Cost of sales                               (505,676)          (454,982)           (912,841)           (854,659)
      Selling, general and administrative          (46,818)           (38,552)            (81,334)            (67,961)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill            (1,814)            (1,814)             (3,627)             (3,627)
                                               -----------        -----------         -----------         -----------
      Operating income                              95,407             63,899             172,220             124,196
      Interest expense                              (3,052)            (3,359)             (5,823)             (6,701)
                                               -----------        -----------         -----------         -----------
      Homebuilding income                           92,355             60,540             166,397             117,495
                                               -----------        -----------         -----------         -----------

   Mortgage Banking:
      Mortgage banking fees                         12,915              9,175              22,905              17,138
      Interest income                                1,406              1,673               2,664               3,711
      Other income                                     168                117                 309                 184
      General and administrative                    (7,223)            (7,615)            (12,141)            (15,757)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill              (272)              (272)               (544)               (708)
      Interest expense                                (413)            (1,080)               (787)             (2,041)
      Restructuring and asset impairment
        charge                                           -                200                   -              (5,726)
                                               -----------        -----------         -----------         -----------
        Operating income/(loss)                      6,581              2,198              12,406              (3,199)
                                               -----------        -----------         -----------         -----------

   Total segment income                             98,936             62,738             178,803             114,296

      Income tax expense                           (39,574)           (25,534)            (71,521)            (46,518)
                                               -----------        -----------         -----------         -----------

   Net Income                                  $    59,362        $    37,204         $   107,282         $    67,778
                                               ===========        ===========         ===========         ===========


   Basic Earnings per Share:                   $      7.30        $      4.09         $     13.02         $      7.29
                                               ===========        ===========         ===========         ===========

   Diluted Earnings per Share:                 $      6.10        $      3.62         $     10.92         $      6.51
                                               ===========        ===========         ===========         ===========

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
                Condensed Consolidated Statements of Cash Flows
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                                              Six Months Ended June 30,
                                                                 -------------------------------------------------
                                                                         2001                          2000
                                                                 --------------------           ------------------
Cash flows from operating activities:
  Net income                                                      $        107,282               $        67,778
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                              7,262                         6,917
  Restructuring and asset impairment charge                                      -                         5,726
  Mortgage loans closed                                                   (841,043)                     (937,416)
  Proceeds from sales of mortgage loans                                    829,235                       974,317
  Gain on sale of mortgage servicing rights                                   (411)                         (320)
  Gain on sale of loans                                                    (15,635)                       (9,072)
  Net change in assets and liabilities:
    Increase in inventories                                                (60,464)                      (42,926)
    Increase in receivables                                                 (6,080)                      (10,596)
    Increase in contract land deposits                                     (28,980)                      (15,528)
    Increase in accounts payable, accrued expenses
      and other liabilities                                                 40,625                        30,808
  Other, net                                                                (7,831)                       (3,987)
                                                                 -----------------              ----------------

  Net cash provided by operating activities                                 23,960                        65,701
                                                                 -----------------              ----------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (2,024)                       (2,137)
  Principal payments on mortgage-backed securities                             399                           368
  Proceeds from sales of mortgage servicing rights                           5,353                         8,016
  Other, net                                                                    70                          (254)
                                                                 -----------------              ----------------

  Net cash provided by investing activities                                  3,798                         5,993
                                                                 -----------------              ----------------

Cash flows from financing activities:
  Purchase of NVR common stock for
    funding of deferred compensation plan                                   (3,542)                       (1,606)
  Redemption of mortgage bonds                                                (526)                            -
  Net borrowings (repayments) under notes payable and other
    term debt                                                               56,774                       (26,054)
  Purchase of treasury stock                                              (134,160)                      (44,730)
  Proceeds from exercise of stock options                                    5,285                         2,070
                                                                 -----------------              ----------------
  Net cash used by financing activities                                    (76,169)                      (70,320)
                                                                 -----------------              ----------------

  Net (decrease) increase in cash                                          (48,411)                        1,374
  Cash, beginning of the period                                            137,708                        89,126
                                                                 -----------------              ----------------

  Cash, end of period                                             $         89,297               $        90,500
                                                                 =================              ================

Supplemental disclosures of cash flow information:
  Interest paid during the period                                 $          6,197               $         8,485
                                                                 =================              ================
  Income taxes paid, net of refunds                               $         64,124               $        45,081
                                                                 =================              ================

           See notes to condensed consolidated financial statements.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


1.     Basis of Presentation

       The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

       For the quarters and the six-month periods ended June 30, 2001 and 2000, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

       Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. The reclassifications have no impact on the net income or retained earnings previously reported.

2.     Shareholders' Equity

       A summary of changes in shareholders' equity is presented below:

                                                  Additional                                 Deferred   Deferred
                                     Common        Paid-In       Retained      Treasury       Comp.       Comp.
                                      Stock        Capital       Earnings       Stock         Trust     Liability
                                   ---------      --------      ----------    ----------    ---------- -----------
Balance, December 31, 2000         $   206        $115,136      $  399,810    $(267,672)    $ (15,915) $  15,915

Net income                               -               -         107,282            -             -          -
Deferred compensation activity           -               -               -            -        (3,542)     3,542
Purchase of common stock
  for treasury                           -               -               -     (134,160)            -          -
Option activity                          -           5,285               -            -             -          -
Tax benefit from stock-based
  compensation activity                  -          13,048               -            -             -          -
Treasury shares issued
  upon option exercise                   -          (7,893)              -        7,893             -          -
Settlement of forward purchase
  obligation                             -          65,028               -            -             -          -
                                   ---------      --------      ----------    ---------     ---------  ---------
Balance, June 30, 2001             $   206        $190,604      $  507,092    $(393,939)    $ (19,457) $  19,457
                                   ---------      --------      ----------    ---------     ---------  ---------

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


     Approximately 282,000 options were exercised during the first six months of 2001, with NVR realizing approximately $5,285 in aggregate equity proceeds.

     On January 2, 2001, NVR settled a forward purchase obligation created on October 3, 2000 with an unaffiliated shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company"s employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used to fund the Deferred Compensation Plan. The remaining shares were retained in treasury.

     In addition to the shares repurchased in settling the forward purchase contract, the Company repurchased approximately 489,000 shares of its common stock during the first six months of 2001. The aggregate purchase price of all treasury shares repurchased during the first six months of 2001 was approximately $134,160.


3.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2001
--------------------------------------
                                          Homebuilding          Mortgage Banking            Totals
                                          ------------          ----------------            ------
Revenues from external customers          $  1,167,714          $       22,905        $   1,190,619  (a)
Segment profit                                 170,024                  12,950              182,974  (b)
Segment assets                                 695,879                 158,033              853,912  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                          Homebuilding          Mortgage Banking            Totals
                                          ------------          ----------------            ------
Segment profit                            $    170,024          $       12,950        $     182,974
Less: amortization of excess
 reorganization value and goodwill              (3,627)                   (544)              (4,171)
                                          ------------          --------------        -------------
Consolidated income before income taxes   $    166,397          $       12,406        $     178,803
                                          ============          ==============        =============

Segment assets                            $    695,879          $      158,033        $     853,912
Add: Excess reorganization value
 and goodwill                                   51,587                   7,890               59,477
                                          ------------          --------------        -------------
Total consolidated assets                 $    747,466          $      165,923        $     913,389
                                          ============          ==============        =============

For the Three Months Ended June 30, 2001
----------------------------------------
                                          Homebuilding          Mortgage Banking            Totals
                                          ------------          ----------------            ------
Revenues from external customers          $    648,465          $       12,915        $     661,380  (c)
Segment profit                                  94,169                   6,853              101,022  (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Segment profit                              $      94,169        $        6,853        $     101,022
Less: amortization of excess
 reorganization value and goodwill                 (1,814)                 (272)              (2,086)
                                            -------------        --------------        -------------
Consolidated income before income taxes     $      92,355        $        6,581        $      98,936
                                            =============        ==============        =============

For the Six Months Ended June 30, 2000
--------------------------------------
                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Revenues from external customers            $   1,049,087        $       17,138        $   1,066,225  (e)
Segment profit/(loss)                             121,122                (2,491)             118,631  (f)
Segment assets                                    601,866               126,249              728,115  (f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit/(loss) and segment assets to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Segment profit/(loss)                       $      121,122       $       (2,491)       $     118,631
Less: amortization of excess
  reorganization value and goodwill                 (3,627)                (708)              (4,335)
                                            --------------       ---------------       -------------
Consolidated income/(loss) before
  income taxes                              $      117,495       $       (3,199)       $     114,296
                                            ==============       ===============       =============

Segment assets                              $      601,866       $      126,249        $     728,115
Add:  Excess reorganization value
  and goodwill                                      58,840                8,979               67,819
                                            --------------       ---------------       -------------
Total consolidated assets                   $      660,706       $      135,228        $     795,934
                                            ==============       ===============       =============


For the Three Months Ended June 30, 2000
----------------------------------------
                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Revenues from external customers            $      558,506       $        9,175        $     567,681  (g)
Segment profit                                      62,354                2,470               64,824  (h)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(h) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Segment profit                              $       62,354        $       2,470         $     64,824
Less: amortization of excess
  reorganization value and goodwill                 (1,814)                (272)              (2,086)
                                            --------------        -------------         ------------
Consolidated income before income taxes     $       60,540        $       2,198         $     62,738
                                            ==============        =============         ============

4.     Mortgage Banking Segment Restructuring Plan

       During the second quarter ended June 30, 2001, approximately $148 in lease costs was applied against the restructuring reserve established in the first quarter of 2000. Approximately $563 of the restructuring reserve established at March 31, 2000 remains at June 30, 2001, which primarily relates to accrued lease costs.

                                   NVR, Inc.
             Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


5.     Stock Option Plan

       On May 3, 2001, the Company issued 1,801,100 non-qualified stock options ("Options") under the 2000 Broadly-Based Stock Option Plan (the "2000 Plan"). The 2000 Plan had been approved in 2000 by the Company's Board of Directors and allows the Company to issue Options to directors, key employees and other employees to purchase 2,000,000 shares of the Company's common stock. Each Option is granted for a period of ten (10) years from the date of grant. The exercise price of the Options granted was equal to the fair value of the Company's common stock on the date of Grant and will vest as to twenty five percent (25%) of the underlying shares on each of December 31, 2006, 2007, 2008 and 2009, with vesting based upon continued employment. The 2000 Plan is consistent with the Company's strategy of structuring compensation plans to focus the attention of company employees on NVR's long-term goals and link the interests of company employees directly to those of the Company's shareholders. Awards under the 2000 Plan also strongly encourage the retention of company employees, a key component of the Company's business strategy.

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

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

     NVR, Inc. ("NVR" or the "Company") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended June 30, 2001 and 2000

     During the second quarter of 2001, homebuilding operations generated revenues of $648,465 compared to revenues of $558,506 in the second quarter of 2000. The change in revenues was due to a 6.5% increase in the number of homes settled to 2,629 units in 2001 from 2,469 units in 2000 and a 9.2% increase in the average selling price to $245.9 in 2001 from $225.2 in 2000. The increase in settlements is primarily attributable to the higher backlog levels in first quarter of 2001 as compared to the same period in 2000. The increase in the average selling price is attributable to price increases in certain of the Company's markets. New orders of 3,342 units during the second quarter of 2001 represents an increase of 11.0% compared with the 3,010 new orders generated during the same period in 2000. The increase in new orders was primarily the result of increased sales in the Company's markets outside the Washington, D.C. metropolitan area.

     Gross profit margins in the second quarter of 2001 increased to 22.0% as compared to 18.5% for the second quarter of 2000. The increase in gross margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, lower costs for lumber and certain other commodities, and to the Company's ongoing focus on controlling construction costs.

     Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 increased $8,266 from the second quarter of 2000, and as a percentage of revenues, increased to 7.2% from 6.9%. The increase in SG&A dollars is primarily attributable to increases in personnel to facilitate continued growth in existing markets, an increase in certain management incentives, and to the aforementioned increase in revenues.

     Backlog units and dollars were 6,478 and $1,687,032, respectively, at June 30, 2001 compared to 5,849 and $1,404,219, respectively, at June 30, 2000. The increase in backlog units and dollars is primarily attributable to a 9.7% increase in new orders for the six month period ended June 30, 2001 compared to the same 2000 period. The increase in backlog dollars is also due to an 8.5% increase in the average selling price over the same six month period.

Six Months Ended June 30, 2001 and 2000

     During the first six months of 2001, homebuilding operations generated revenues of $1,167,714 compared to revenues of $1,049,087 in the first six months of 2000. The increase in revenues was primarily due to an 8.5% increase in the average settlement price to $240.8 in 2001 from $222.0 in 2000 and to a 2.8% increase in the number of homes settled to 4,835 units in 2001 from 4,705 units in 2000. The increase in the average settlement price is attributable to price increases in certain of the Company's markets. New orders increased by 9.7% to 6,165 units for the six months ended June 30, 2001 compared with 5,619 units for the six months ended June 30, 2000. The increase in new orders was primarily the result of increased sales in the Company's markets outside the Washington, D.C. metropolitan area.

     Gross profit margins for the first six months of 2000 increased to 21.8% compared to 18.5% for the six months ended June 30, 2000. The increase in gross profit margins was due to continuing favorable market conditions, which provided the Company the opportunity to increase selling prices in certain of its markets, lower costs for lumber and certain other commodities, and to the Company's continued focus on controlling construction costs.

     SG&A expenses for 2001 increased $13,373 compared to the same 2000 period, and as a percentage of revenues increased to 7.0% from 6.5%. The increase in SG&A costs is primarily attributable to an increase in personnel to facilitate continued growth in existing markets and to the aforementioned increase in revenues.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2001 and 2000

     The mortgage banking segment had operating income of $6,853 during the quarter ended June 30, 2001 compared to operating income of $2,470 for the three months ended June 30, 2000. Loan closings from ongoing operations were $481,568 and $379,316 for the three months ended June 30, 2001 and June 30, 2000, respectively, an increase of 27%. Total loan closings, including discontinued wholesale and retail operations, were $467,818 for the period ended June 30, 2000.

     The mortgage banking segment had operating income of $12,950 during the six months ended June 30, 2001 compared to an operating loss of $2,491 for the six months ended June 30, 2000. Excluding the $5,726 restructuring and asset impairment charge incurred by the company in the first six months of 2000, first half 2000 operating income was $3,235. Loan closings from ongoing operations were $841,043 and $696,195 for the six months ended June 30, 2001 and 2000, respectively, an increase of 21%. Total loan closings, including discontinued wholesale and retail operations, were $937,416 for the period ended June 30, 2000.

     The improvement in operating income over both comparative periods was primarily the result of NVR's operational restructuring of the mortgage banking segment announced in the first quarter of 2000. The operational restructuring specifically entailed the closure of all of the Company's retail operations to focus solely on serving NVR's homebuilding operations ("builder business"). The Company's builder business historically has created greater operating margins than its other lines of mortgage business. As part of its restructuring, the Company also substantially reduced staffing in anticipation of reduced loan volume.

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

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2004. The Facility provides for unsecured borrowings of up to $85,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit, of which $20,899 was outstanding at June 30, 2001. There were no direct borrowings outstanding under the Facility as of June 30, 2001. At June 30, 2001, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Finance has available a mortgage warehouse facility with an aggregate available borrowing limit of $100,000 to fund its mortgage origination activities. There was $100,000 outstanding under this facility at June 30, 2001. NVR expects to renew the warehouse facility prior to its expiration on August 31, 2001, at an increased borrowing limit. NVR Finance also currently has available an aggregate of $150,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $10,183 outstanding under such gestation and repurchase agreements at June 30, 2001.

     On January 2, 2001, NVR settled a forward purchase obligation created on October 3, 2000 with an unaffiliated shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for the Company's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used to fund the Deferred Compensation Plan. The remaining shares were retained in treasury.

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

     Including the shares repurchased in the settlement of the forward purchase obligation, the Company repurchased approximately 1,153,000 shares of its common stock at an aggregate purchase price of $134,160 during the six months ended June 30, 2001. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

     The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

                                    Part II
                                    -------

Item 1              Legal Proceedings
------

     During April 1999, NVR was served with a lawsuit filed in the United States District Court in Baltimore by a group of homeowners who purchased homes in a community in Howard County, Maryland. The suit alleged violation of certain Federal environmental laws, as well as State consumer protection and related statutes arising from the alleged failure of NVR to disclose to its purchasers that their homes were built either on or adjacent to a site formerly used as an unlicensed landfill. In May 2001, NVR settled the litigation for an immaterial cash payment and received a full release from all plaintiffs and the principal co-defendant as part of the settlement. All amounts due under the terms of settlement were paid in full in June 2001.

Item 4.             Submission of Matters to a Vote of Security Holders
-------

                    NVR held its Annual Meeting of Shareholders on May 3, 2001. Two matters were voted upon at the Annual Meeting:

                                                                     Votes         Votes                       Not
                                                                      For         Against    Abstentions      Voted
                                                                 -----------    -----------  -----------   ----------
                    1.  Election of three directors to serve
                        three year terms:
                        Manuel H. Johnson                          8,000,161        141,200            -      229,831
                        David A. Preiser                           7,976,331        165,030            -      229,831
                        John M. Toups                              7,992,324        149,037            -      229,831

                    2.  Ratification of appointment of
                        KPMG LLP as independent
                        auditors for NVR                           8,102,517          3,008       35,836      229,831


Item 6.             Exhibits and Reports on Form 8-K
-------
                    a.  11. Computation of Earnings per Share.

                    b. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                  Exhibit Index

Exhibit
Number            Description                                               Page
------            ---------------------------------------------             ----

11                Computation of Earnings per Share                          16



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




July 25, 2001                              NVR, Inc.



                                           By: /s/ Paul C. Saville
                                               ----------------------
                                               Paul C. Saville
                                               Senior Vice President Finance and
                                               Chief Financial Officer