Form 10-Q
period 2001-09-30
NVR INC
filed 2001-10-18
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2001

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____ to ____

                         Commission file number 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                          54-1394360
-------------------------------                      ---------------------------
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

     As of October 15, 2001, there were 7,479,313 total shares of common stock outstanding.

                                    NVR, Inc.
                                    FORM 10-Q
                                      INDEX

================================================================================



                                                                                 Page
                                                                                 ----
PART I    FINANCIAL INFORMATION
------

Item 1.   NVR, Inc. Condensed Consolidated Financial Statements
          -----------------------------------------------------
          Condensed Consolidated Balance Sheets at September 30, 2001
          (unaudited) and December 31, 2000 ...................................    3
          Condensed Consolidated Statements of Income for the
          Three Months Ended September 30, 2001 (unaudited)
          and September 30, 2000 (unaudited) and the
          Nine Months Ended September 30, 2001 (unaudited)
          and September 30, 2000 (unaudited) ..................................    5
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 (unaudited) and
          September 30, 2000 (unaudited) ......................................    6
          Notes to Condensed Consolidated Financial Statements ................    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .................................   11

PART II   OTHER INFORMATION
-------


Item 6.   Exhibits and Reports on Form 8-K ....................................   14

          Exhibit Index .......................................................   14

          Signature ...........................................................   15

                                     PART I
                                     ------
Item 1.
-------

                                    NVR, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                     September 30, 2001      December 31, 2000
                                                     ------------------      -----------------
ASSETS                                                   (unaudited)
     Homebuilding:
         Cash and cash equivalents                        $105,163               $130,079
         Receivables                                        12,159                  6,670
         Inventory:
           Lots and housing units, covered under
             sales agreements with customers               377,423                294,094
           Unsold lots and housing units                    36,179                 32,600
         Manufacturing materials and other                   8,493                  7,987
                                                          --------               --------
                                                           422,095                334,681

         Property, plant and equipment, net                 14,890                 13,514
         Reorganization value in excess of amounts
           allocable to identifiable assets, net            43,121                 47,741
         Goodwill, net                                       6,652                  7,472
         Contract land deposits                            142,099                 96,119
         Other assets                                       70,118                 61,210
                                                          --------               --------
                                                           816,297                697,486
                                                          --------               --------
     Mortgage Banking:
         Cash and cash equivalents                           8,778                  7,629
         Mortgage loans held for sale, net                 148,178                120,999
         Mortgage servicing rights, net                      1,470                  1,479
         Property and equipment, net                         1,982                  2,351
         Reorganization value in excess of amounts
           allocable to identifiable assets, net             7,618                  8,435
         Other assets                                        1,269                  2,881
                                                          --------               --------
                                                           169,295                143,774
                                                          --------               --------

             Total assets                                 $985,592               $841,260
                                                          ========               ========

            See notes to condensed consolidated financial statements.
                                   (Continued)

                                    NVR, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                             (dollars in thousands)

                                                                September 30, 2001      December 31, 2000
                                                                ------------------      -----------------
                                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS'
     EQUITY

     Homebuilding:
         Accounts payable                                         $    129,706            $   108,064
         Accrued expenses and other liabilities                        206,055                173,787
         Customer deposits                                              84,796                 63,486
         Notes payable                                                       -                    210
         Other term debt                                                 5,350                  4,957
         Senior notes                                                  115,000                115,000
                                                                  ------------            -----------
                                                                       540,907                465,504
                                                                  ------------            -----------
     Mortgage Banking:
         Accounts payable and other liabilities                         14,302                  9,760
         Notes payable                                                 132,351                 53,488
                                                                  ------------            -----------
                                                                       146,653                 63,248
                                                                  ------------            -----------

           Total liabilities                                           687,560                528,752
                                                                  ------------            -----------

     Forward purchase contract obligation                                    -                 65,028

     Commitments and contingencies

     Shareholders' equity:
         Common stock, $0.01 par value; 60,000,000
           shares authorized; 20,614,365
           shares issued as of September 30, 2001 and
           December 31, 2000                                               206                    206
         Additional paid-in-capital                                    191,513                115,136
         Deferred compensation trust- 367,618 and
           337,703 shares of NVR, Inc. common
           stock at September 30, 2001 and December
           31, 2000, respectively                                      (19,457)               (15,915)
         Deferred compensation liability                                19,457                 15,915
         Retained earnings                                             569,584                399,810
         Less treasury stock at cost; 13,053,877
           and 11,755,671 shares at September 30, 2001
           and December 31, 2000, respectively                        (463,271)              (267,672)
                                                                  ------------            -----------

           Total shareholders' equity                                  298,032                247,480
                                                                  ------------            -----------
                Total liabilities and shareholders'
                equity                                            $    985,592            $   841,260
                                                                  ============            ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                               --------------------------------  -------------------------------
                                                       2001           2000              2001          2000
                                                       ----           ----              ----          ----
Homebuilding:
      Revenues                                    $   677,962    $   602,485       $ 1,845,676    $ 1,651,572
      Other income                                        655            650             2,963          2,006
      Cost of sales                                  (530,041)      (485,414)       (1,442,882)    (1,340,073)
      Selling, general and administrative             (48,183)       (41,211)         (129,517)      (109,172)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill               (1,813)        (1,813)           (5,440)        (5,440)
                                                  -----------    -----------       -----------    -----------
      Operating income                                 98,580         74,697           270,800        198,893
      Interest expense                                 (2,976)        (3,216)           (8,799)        (9,917)
                                                  -----------    -----------       -----------    -----------
        Homebuilding income                            95,604         71,481           262,001        188,976
                                                  -----------    -----------       -----------    -----------

   Mortgage Banking:
      Mortgage banking fees                            13,922         10,147            36,827         27,285
      Interest income                                   1,670          1,438             4,334          5,149
      Other income                                        274            149               583            333
      General and administrative                       (6,564)        (8,337)          (18,705)       (24,094)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill                 (272)          (272)             (816)          (980)
      Interest expense                                   (480)          (552)           (1,267)        (2,593)
      Restructuring and asset impairment
        charge                                              -              -                 -         (5,726)
                                                  -----------    -----------       -----------    -----------
        Operating income/(loss)                         8,550          2,573            20,956           (626)
                                                  -----------    -----------       -----------    -----------

   Total segment income                               104,154         74,054           282,957        188,350

      Income tax expense                              (41,662)       (30,140)         (113,183)       (76,658)
                                                  -----------    -----------       -----------    -----------

   Net Income                                     $    62,492    $    43,914       $   169,774    $   111,692
                                                  ===========    ===========       ===========    ===========


   Basic Earnings per Share                       $      8.02    $      4.93       $     20.99    $     12.19
                                                  ===========    ===========       ===========    ===========

   Diluted Earnings per Share                     $      6.68    $      4.30       $     17.57    $     10.78
                                                  ===========    ===========       ===========    ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             2001           2000
                                                                             ----           ----
Cash flows from operating activities:
   Net income                                                           $   169,774    $   111,692
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                             10,834         10,266
   Restructuring and asset impairment charge                                      -          5,726
   Mortgage loans closed                                                 (1,344,108)    (1,338,453)
   Proceeds from sales of mortgage loans                                  1,329,607      1,388,708
   Gain on sale of mortgage servicing rights                                    (98)          (622)
   Gain on sale of loans                                                    (25,851)       (18,416)
   Net change in assets and liabilities:
     Increase in inventories                                                (87,414)       (36,563)
     Increase in receivables                                                 (4,725)        (6,086)
     Increase in contract land deposits                                     (45,980)       (27,431)
     Increase in accounts payable, customer deposits and
        accrued expenses                                                     97,694         49,845
   Other, net                                                                (7,519)        (3,371)
                                                                        -----------    -----------

   Net cash provided by operating activities                                 92,214        135,295
                                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                 (4,629)        (3,186)
   Principal payments on mortgage-backed securities                             399            504
   Proceeds from sales of mortgage servicing rights                          11,822         11,332
   Other, net                                                                   118            426
                                                                        -----------    -----------

   Net cash provided by investing activities                                  7,710          9,076
                                                                        -----------    -----------

Cash flows from financing activities:

   Purchase of NVR common stock for
     deferred compensation plan                                              (3,542)        (1,606)
   Redemption of mortgage bonds                                                (690)          (581)
   Net borrowings (repayments) under notes payable and other
     term debt                                                               79,046        (32,759)
   Repurchase of 8% Senior Notes due 2005                                         -        (30,000)
   Purchase of treasury stock                                              (203,911)       (52,874)
   Proceeds from exercise of stock options                                    5,406          2,721
                                                                        -----------    -----------
   Net cash used by financing activities                                   (123,691)      (115,099)
                                                                        -----------    -----------

   Net (decrease) increase in cash                                          (23,767)        29,272
   Cash, beginning of the period                                            137,708         89,126

   Cash, end of period                                                  $   113,941    $   118,398
                                                                        ===========    ===========

Supplemental disclosures of cash flow information:

   Interest paid during the period                                      $     7,090    $    10,305
                                                                        ===========    ===========
   Income taxes paid during the period, net of refunds                  $    66,590    $    70,026
                                                                        ===========    ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)


1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     For the quarters and the nine-month periods ended September 30, 2001 and 2000, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications have no impact on the net income or retained earnings previously reported.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                                                                                    Deferred     Deferred
                                       Common          Paid-In        Retained       Treasury         Comp.       Comp.
                                        Stock          Capital        Earnings        Stock          Trust      Liability
                                        -----          -------        --------        -----          -----      ---------

Balance, December 31, 2000          $      206       $  115,136    $    399,810    $ (267,672)     $ (15,915)   $  15,915

Net income                                   -                -         169,774             -              -            -
Deferred compensation activity               -                -               -             -         (3,542)       3,542
Purchase of common stock
  for treasury                               -                -               -      (203,911)             -            -
Option activity                              -            5,406               -             -              -            -
Tax benefit from stock-based
  compensation activity                      -           14,255               -             -              -            -
Treasury shares issued

   upon option exercise                      -           (8,312)              -         8,312              -            -
Settlement of forward

  purchase obligation                        -           65,028               -             -              -            -
                                     ---------       ----------    ------------    ----------      ---------    ---------
Balance, September 30, 2001          $     206       $  191,513    $    569,584    $ (463,271)     $ (19,457)   $  19,457
                                     =========       ==========    ============    ==========      =========    =========

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)

     Approximately 294,000 options were exercised during the first nine months of 2001, with NVR realizing approximately $5,406 in aggregate equity proceeds.

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

     Including the shares repurchased in settling the forward purchase contract, the Company repurchased approximately 1,592,000 shares of its common stock during the first nine months of 2001 at an aggregate purchase price of approximately $203,911.

3.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Nine Months Ended September 30, 2001
--------------------------------------------

                                            Homebuilding         Mortgage Banking            Totals
                                            ------------         ----------------            ------
Revenues from external customers            $  1,845,676             $   36,827         $ 1,882,503 (a)
Segment profit                                   267,441                 21,772             289,213 (b)
Segment assets                                   766,524                161,677             928,201 (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                            Homebuilding         Mortgage Banking            Totals
                                            ------------         ----------------            ------
Segment profit                              $   267,441            $    21,772            $   289,213
Less:  amortization of excess
  reorganization value and goodwill              (5,440)                  (816)                (6,256)
                                            -----------            -----------            -----------
Consolidated income before income
  taxes                                     $   262,001            $    20,956            $   282,957
                                            ===========            ===========            ===========

Segment assets                              $   766,524            $   161,677            $   928,201
Add:  Excess reorganization value
  and goodwill                                   49,773                  7,618                 57,391
                                            -----------            -----------            -----------
Total consolidated assets                   $   816,297            $   169,295            $   985,592
                                            ===========            ===========            ===========

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)

For the Three Months Ended September 30, 2001
---------------------------------------------

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Revenues from external customers            $    677,962         $      13,922      $   691,884  (c)
Segment profit                                    97,417                 8,822          106,239  (d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Segment profit                              $     97,417         $       8,822      $   106,239
Less: amortization of excess
  reorganization value and goodwill               (1,813)                 (272)          (2,085)
                                            ------------         -------------      -----------
Consolidated income before income
  taxes                                     $     95,604         $       8,550      $   104,154
                                            ============         =============      ===========

For the Nine Months Ended September 30, 2000
--------------------------------------------

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Revenues from external customers            $  1,651,572         $      27,285      $ 1,678,857  (e)
Segment profit                                   194,416                   354          194,770  (f)
Segment assets                                   635,170               113,065          748,235  (f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Segment profit                              $    194,416         $         354      $   194,770
Less: amortization of excess
  reorganization value and goodwill               (5,440)                 (980)          (6,420)
                                            ------------         -------------      -----------
Consolidated income/(loss) before income
  taxes                                     $    188,976         $        (626)     $   188,350
                                            ============         =============      ===========

Segment assets                              $    635,170         $     113,065      $   748,235
Add: Excess reorganization value
  and goodwill                                    57,027                 8,707           65,734
                                            ------------         -------------      -----------
Total consolidated assets                   $    692,197         $     121,772      $   813,969
                                            ============         =============      ===========

For the Three Months Ended September 30, 2000
---------------------------------------------

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Revenues from external customers            $    602,485         $      10,147      $   612,632  (g)
Segment profit                                    73,294                 2,845           76,139  (h)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(h) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                            Homebuilding         Mortgage Banking       Totals
                                            ------------         ----------------       ------
Segment profit                              $     73,294         $       2,845      $    76,139
Less: amortization of excess
  reorganization value and goodwill               (1,813)                 (272)          (2,085)
                                            ------------         -------------      -----------
Consolidated income before income
  taxes                                     $     71,481         $       2,573      $    74,054
                                            ============         =============      ===========

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)


4.       Mortgage Banking Segment Restructuring Plan

         During the nine months ended September 30, 2001, approximately $798 in lease costs was applied against the restructuring reserve established in the first quarter of 2000. Approximately $130 of the restructuring reserve remained at September 30, 2001, which primarily related to accrued lease costs.

5.       Stock Option Plan

         During the nine months ended September 30, 2001, the Company issued 1,812,600 non-qualified stock options ("Options") under the 2000 Broadly-Based Stock Option Plan (the "2000 Plan"). The 2000 Plan had been approved in 2000 by the Company's Board of Directors and allows the Company to issue Options to directors, key employees and other employees to purchase 2,000,000 shares of the Company's common stock. Each Option grant is exercisable for a period of ten
(10) years from the date of grant. The exercise price of the Options granted was equal to the fair value of the Company's common stock on the date of Grant and the Options will vest as to twenty five percent (25%) of the underlying shares on each of December 31, 2006, 2007, 2008 and 2009, subject to the optionee's continued employment. The 2000 Plan is consistent with the Company's strategy of structuring compensation plans to focus the attention of the Company's employees on NVR's long-term goals and link the interests of the Company's employees directly to those of the Company's shareholders. Awards under the 2000 Plan also strongly encourage the retention of the Company's employees, a key component of the Company's business strategy.

6.       Debt

         NVR amended its mortgage warehouse facility to increase the available borrowing limit. The borrowing limit has been increased to $163,000 as of September 30, 2001 and will be reduced to $125,000 effective January 1, 2002. The other terms and conditions are substantially equivalent to those in effect at December 31, 2000. There is $123,180 outstanding under the facility at September 30, 2001.

Item 2.
------
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                  (dollars in thousands, except per share data)

Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exhange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which the Company has little or no control.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

     NVR, Inc. ("NVR") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Three Months Ended September 30, 2001 and 2000

     During the third quarter of 2001, homebuilding operations generated revenues of $677,962 compared to revenues of $602,485 in the third quarter of 2000. The change in revenues was due to a 2.5% increase in the number of homes settled to 2,742 units in 2001 from 2,674 units in 2000, and to a 9.8% increase in the average selling price to $246.4 in 2001 from $224.5 in 2000. The increase in the average selling price is attributable to price increases in certain of NVR's markets and to single family detached units representing a larger percentage of the total units settled in the third quarter of 2001 as compared to the same prior year period. New orders of 1,857 during the third quarter of 2001 decreased 14.8% compared with the 2,180 new orders generated during the same 2000 period. The decrease in new orders was primarily a result of decreased customer traffic following the events of September 11, 2001.

     Gross profit margins in the third quarter of 2001 increased to 21.8% as compared to 19.4% for the third quarter of 2000. The increase in gross margins was due to favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, and to NVR's ongoing focus on controlling construction costs.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 increased $6,972 from the third quarter of 2000, and as a percentage of revenues, increased to 7.1% from 6.8%. The increase in SG&A dollars is primarily attributable to increases in personnel to facilitate continued growth in existing markets and to the aforementioned increase in revenues.

     Backlog units and dollars were 5,593 and $1,491,260, respectively, at September 30, 2001 compared to 5,355 and $1,328,585, respectively, at September 30, 2000 The increase in backlog dollars is due to the increase in backlog units in addition to a 9.2% increase in the average selling price over the six month period ended September 30, 2001 as compared to the same period in 2000.

Nine Months Ended September 30, 2001 and 2000

     During the first nine months of 2001, homebuilding operations generated revenues of $1,845,676 compared to revenues of $1,651,572 in the first nine months of 2000. The increase in revenues was primarily due to a 2.7% increase in the number of homes settled to 7,577 in 2001 from 7,379 in 2000, and to an 8.9% increase in the average settlement price to $242.8 in 2001 from $222.9 in 2000. The increase in the average settlement price is attributable to price increases in certain of NVR's markets. New orders increased by 2.9% to 8,022 for the nine months ended September 30, 2001 compared with 7,799 for the nine months ended September 30, 2000

     Gross profit margins for the first nine months of 2001 increased to 21.8% compared to 18.9% for the nine months ended September 30, 2000. The increase in gross profit margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, lower costs for lumber and certain other commodities, and to NVR's continued focus on controlling construction costs.

     SG&A expenses for 2001 increased $20,345 compared to the same 2000 period, and as a percentage of revenues increased to 7.0% from 6.6%. The increase in SG&A dollars is primarily attributable to an increase in staffing and other related administrative expenses to facilitate continued growth in existing markets and to the aforementioned increase in revenues.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2001 and 2000

     The mortgage banking segment had operating income of $8,822 during the quarter ended September 30, 2001 compared to operating income of $2,845 for the three months ended September 30, 2000. Loan closings were $503,065 and $401,037 for the three months ended September 30, 2001 and September 30, 2000, respectively, an increase of 25%.

     The mortgage banking segment had operating income of $21,772 during the nine months ended September 30, 2001 compared to operating income of $354 for the nine months ended September 30, 2000. Excluding the $5,726 restructuring and asset impairment charge incurred by the mortgage segment in the first quarter of 2000, operating income for the nine months ended September 30, 2000, was $6,080. Loan closings from continuing operations were $1,344,108 and $1,097,064 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 23%. Total loan closings, including discontinued wholesale and retail operations, were $1,338,453 for the period ended September 30, 2000.

     The improvement in operating income over both comparative periods was primarily due to NVR's operational restructuring of the mortgage segment announced in the first quarter of 2000, and to a lesser extent, to a more favorable pricing environment. The operational restructuring specifically entailed the closure of all of the mortgage segment's retail operations to focus solely on serving NVR's homebuilding operations ("builder business"). The mortgage segment's builder business historically has created greater operating margins than its other lines of mortgage business. As part of its restructuring, the mortgage segment also substantially reduced staffing and related general and administrative costs.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") from an amortization approach to an impairment-only approach. Management does not expect that NVR will incur a material impairment loss relative to its existing excess reorganization value and goodwill upon adoption of SFAS No. 142 on January 1, 2002. Further, NVR will cease amortizing goodwill and excess reorganization value effective January 1, 2002.

Liquidity and Capital Resources

     NVR has $255,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

     NVR's homebuilding segment generally provides for its working capital requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2004. The Facility provides for unsecured borrowings of up to $85,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit, of which $21,466 was outstanding at September 30, 2001. There were no direct borrowings outstanding under the Facility as of September 30, 2001, nor were there any borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR Mortgage Finance, Inc. ("NVR Finance") has available a mortgage warehouse facility with an aggregate available borrowing limit of $163,000 to fund its mortgage origination activities. The warehouse facility borrowing limit will be reduced to $125,000 as of January 1, 2002. There was $123,180 outstanding under this facility at September 30, 2001. NVR Finance also currently has available an aggregate of $150,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $8,955 outstanding under such gestation and repurchase agreements at September 30, 2001.

     On January 2, 2001, NVR settled a forward purchase obligation created on October 3, 2000 with an unaffiliated shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for NVR's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used to fund the Deferred Compensation Plan. The remaining shares were retained in treasury.

     On February 27, 2001, NVR successfully completed a solicitation of consents from holders of its 8% Senior Notes due 2005 ("Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows for NVR to repurchase up to an aggregate $85 million of its capital stock, in addition to that otherwise provided under the NVR's Indenture, in one or more open market and/or privately negotiated transactions through March 31, 2002. On March 2, 2001, NVR paid to each holder of the Notes who provided a consent, an amount equal to 4.5% of the principal amount of such holder's Notes.

     Including the shares repurchased in settling the forward purchase obligation, NVR repurchased approximately 1,592,000 shares of its common stock at an aggregate purchase price of $203,911 during the nine months ended September 30, 2001. NVR may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within its debt agreements.

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

             b. NVR did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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

October 18, 2001                           NVR, Inc.


                                           By: /s/ Paul C. Saville
                                               ----------------------
                                               Paul C. Saville
                                               Senior Vice President Finance and
                                               Chief Financial Officer