Form 10-K
period 2001-12-31
NVR INC
filed 2002-02-08
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended December 31, 2001
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from ____ to _______________

                         Commission file number 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                                                                 54-1394360
--------------------------------------------------------------                -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 30, 2002 the aggregate market value of the voting stock held by non-affiliates of NVR, Inc. based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on such date was approximately $1.6 billion. As of January 30, 2002 there were 7,564,328 total shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2002 are incorporated by reference into Part III of this report.

                               Page 1 of 108 pages
                      The Exhibit Index begins on page 20.

                                      INDEX

PART I                                                                                       Page
------                                                                                       ----
Item 1.    Business ......................................................................     7
Item 2.    Properties ....................................................................    10
Item 3.    Legal Proceedings .............................................................    10
Item 4.    Submission of Matters to a Vote of Security Holders ...........................    10
           Executive Officers of the Registrant ..........................................    11
PART II
-------

Item 5.    Market for Registrants' Common Equity and Related Shareholder Matters .........    11
Item 6.    Selected Financial Data .......................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................................    12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk .....................    16
Item 8.    Financial Statements and Supplementary Data ...................................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ..........................................................    19


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant ............................    19
Item 11.   Executive Compensation ........................................................    19
Item 12.   Security Ownership of Certain Beneficial Owners and Management ................    19
Item 13.   Certain Relationships and Related Transactions ................................    19

PART IV
-------

Item 14.    Exhibits and Reports on Form 8-K .............................................    19

                           Forward-Looking Statements

         Some of the statements in this Form 10-K, as well as statements made by NVR in periodic press releases or other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR's financial position, business strategy, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow downs; building moratoria; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; and other factors over which NVR has little or no control.

                                  RISK FACTORS

Our business can be negatively impacted by interest rate movements, inflation and other economic factors.

         Our business is affected by the risks generally incident to the residential construction business, including:

         .      actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;
         .      the availability of adequate land in desirable locations on reasonable terms;
         .      unexpected changes in customer preferences; and
         .      changes in the national economy and in the local economies of the markets in which we have concentrated operations.

         High rates of inflation generally affect the homebuilding industry adversely because of their adverse impact on interest rates. High interest rates not only increase the cost of borrowed funds to homebuilders but also have a significant effect on housing demand and on the affordability of permanent mortgage financing to prospective purchasers. We are also subject to potential volatility in the price of commodities that impact costs of materials used in our homebuilding business. Increases in prevailing interest rates could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

         Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation of mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2001. Our mortgage banking business is therefore affected by the volume of our continuing homebuilding operations. In addition, adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.

         Our mortgage banking business also is affected by interest rate fluctuations. We also may experience marketing losses resulting from daily increases in interest rates to the extent we are unable to match interest rates and amounts on loans we have committed to originate with forward commitments from third parties to purchase such loans. We employ procedures designed to mitigate any such potential losses, but there can be no assurance that such procedures will be entirely successful. Increases in interest rates may have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

         These factors (and thus the homebuilding business) have tended to be cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 48% of our home settlements during 2001 occurred in the Washington, D.C. and Baltimore, Md. metropolitan areas, which amounted to 59% of NVR's 2001 homebuilding revenues. Thus, NVR is dependent to a significant extent on the economy and demand for housing in those areas.

Our inability to secure and carry an adequate inventory of lots could adversely impact our operations.

         The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. We have not experienced significant shortages in the supply of lots in our principal markets or difficulty in controlling lots through option contracts in sufficient numbers and in adequate locations to fulfill our business plan and on terms consistent with our past operations. There can be no assurance, however, that an adequate supply of building lots will continue to be available on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. Although we believe that we will have adequate capital resources and financing to control a sufficient number of building lots to fulfill our current business plan, there can be no assurance that our resources and financing will in fact be sufficient to meet our expectations. An insufficient supply of building lots in one or more of our markets or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

         Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets. Although we employ various measures designed to manage inventory risks, there can be no assurance that such measures will be successful. In the event of significant changes in economic or market conditions, there can be no assurance that we will not dispose of certain subdivision inventories on a bulk or other basis which may result in a loss which could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

Our current indebtedness may impact our future operations and our ability to access necessary financing.

         Our homebuilding operations are dependent in part on the availability and cost of working capital financing, and may be adversely affected by a shortage or an increase in the cost of such financing. We believe that we will be able to meet our needs for working capital financing from cash generated from operations and from our existing or a replacement working capital revolving credit facility. If we require working capital greater than that provided by our operations and our credit facility, we may be required to seek to increase the amount available under the facility or to obtain alternative financing. No assurance can be given that additional or replacement financing will be available on terms that are favorable or acceptable. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of any homes then under construction. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

         Our existing indebtedness contains financial covenants with which we are currently in compliance and any future working capital facilities may also contain similar financial covenants. This indebtedness also contains or may contain other restrictive covenants, including limitations on our ability, including our subsidiaries, to incur additional indebtedness, pay dividends and make distributions, make loans and investments, enter into transactions with affiliates, effect certain asset sales, incur certain liens, merge or consolidate with any other person, or transfer all or substantially all of our properties and assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants which could result in decreased liquidity or a default on our indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

         Our mortgage banking operations are dependent on the availability, cost and other terms of mortgage warehouse financing, and may be adversely affected by any shortage or increased cost of such financing. Although we believe that our needs for mortgage warehouse financing will be met by our existing mortgage warehouse arrangements and repurchase agreements, no assurance can be given that any additional or replacement financing will be available on terms that are favorable or acceptable. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market.

Government regulations and environmental matters can negatively affect our operations.

         We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. We have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoria in the areas in which we operate. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

         We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. We are subject to a variety of environmental conditions that can affect our business and our homebuilding projects. The particular environmental laws that apply to any given homebuilding site vary greatly according to the location and environmental condition of the site and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas, thereby adversely affecting our sales, profitability, stock performance and ability to service our debt obligations.

We face competition in our housing and mortgage banking operations.

         The homebuilding industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than we do. We face competition:

                .       for suitable and desirable lots at acceptable prices;
                .       from selling incentives offered by competing builders
                        within and across developments; and
                .       from the home resale market.

Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. Historically we have been one of the leading homebuilders in each of the markets where we operate.

         The mortgage banking industry is also competitive, both for loan origination at the time a property is sold, and for refinancings. Our main competition comes from other national, regional and local mortgage bankers, thrifts and banks in each of these markets. Our mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

         There can be no assurance that we will continue to compete successfully in our homebuilding or mortgage banking operations. An inability to effectively compete may have an adverse impact on our sales, profitability, stock performance and ability to service our debt obligations.

A shortage of building materials or labor may adversely impact our operations.

         The homebuilding business has in the past, from time to time, experienced material and labor shortages, including shortages in insulation, drywall, certain carpentry work, concrete, as well as fluctuating lumber prices and supply. In addition, high employment levels and strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. While we are not presently experiencing any serious material or labor shortages, material increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect upon our sales, profitability, stock performance and ability to service our debt obligations.

Weather-related and other events beyond our control may adversely impact our operations.

         Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods or terrorist attacks, may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance and ability to service our debt obligations.

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

General

     NVR, Inc. ("NVR") was formed in 1980 as NVHomes, Inc. NVR operates in two business segments: 1) homebuilding and 2) mortgage banking. NVR conducts its homebuilding activities directly and its mortgage banking operations primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. ("NVR Finance"). Unless the context otherwise requires, references to "NVR" include NVR and its subsidiaries.

     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas. Approximately 48% of the number of homes settled during 2001 occurred in the Washington, D.C. and Baltimore, Md. metropolitan areas, which amounted to 59% of NVR's 2001 homebuilding revenues. NVR's homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The NVHomes product is marketed primarily to move-up and upscale buyers. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, Tennessee metropolitan area. The NVHomes product is built in the Washington, D.C, Baltimore, MD, Charlotte, NC and Philadelphia, PA metropolitan areas. In 2001, the average price of a unit settled by NVR was approximately $246,000.

     NVR is not in the land development business. NVR generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. NVR purchases finished lots under option contracts which typically require deposits, which may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percent of the aggregate acquisition value of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.

     In addition to building and selling homes, NVR provides a number of mortgage-related services through its regional mortgage banking operations, which operate in 10 states. Through office locations in each of NVR's homebuilding markets, NVR Finance originates mortgage loans almost exclusively for NVR's homebuyers.

     NVR's mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. In 2001, NVR's mortgage banking business closed approximately 9,700 loans with an aggregate principal amount of approximately $1.9 billion. NVR's mortgage banking business sells all of the mortgage loans it closes into the secondary markets, and also sells substantially all of its originated mortgage servicing rights on a flow basis. The mortgage segment's servicing portfolio at December 31, 2001 was approximately $223 million in unpaid principal balance of loans serviced.

     Segment information for NVR's homebuilding and mortgage banking businesses is included in note 2 to NVR's consolidated financial statements.

Homebuilding

     Products

     NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR's homes range from approximately 985 to 7,286 square feet, with two to five bedrooms, and are priced from approximately $86,000 to $1,600,000.

     Markets

     The following table summarizes settlements and contracts for sales of homes for each of the last three years by region:

                                                                                    Contracts for Sale
                                                 Settlements                      (Net of Cancellations)
                                           Year Ended December 31,                Year Ended December 31,
Region                                  2001        2000         1999         2001         2000         1999
------                              -----------  -----------  -----------  ----------   -----------  -----------
Washington/Baltimore (1)                  5,007        5,208        5,073       5,046         5,305        5,215
Other (2)                                 5,365        4,847        4,243       5,736         4,963        4,463
                                    -----------  -----------  -----------  ----------   -----------  -----------
Total                                    10,372       10,055        9,316      10,782        10,268        9,678
                                    ===========  ===========  ===========  ==========   ===========  ===========


(1) Includes the Washington, D.C., Baltimore, Md. metropolitan areas and West Virginia
(2) Includes Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Tennessee, Delaware and Richmond, Virginia.

     Backlog

     Backlog units and dollars were 5,558 and approximately $1.5 billion respectively, at December 31, 2001 compared to backlog units of 5,148 and dollars of approximately $1.3 billion at December 31, 2000. NVR anticipates that substantially all of its backlog units, net of cancellations, as of December 31, 2001 will be settled during 2002.

     Construction

     Independent subcontractors under fixed-price contracts perform construction work on NVR's homes. The subcontractors' work is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors in its various markets and is not dependent on any single subcontractor or on a small number of subcontractors.

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

     Competition, Market Factors and Seasonality

     The housing industry is highly competitive. NVR competes with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than NVR. NVR also faces competition from the home resale market. NVR's homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. NVR historically has been one of the market leaders in each of the markets where NVR builds homes.

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

Mortgage Banking

     NVR provides a number of mortgage related services to its homebuilding customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVR originates mortgage loans predominately for NVR's homebuilding customers, NVR's mortgage banking segment is dependent on NVR's homebuilding segment.

     NVR's mortgage banking business sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVR's wholly owned subsidiary, NVR Finance, is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. NVR's mortgage banking operations sell substantially all originated mortgage servicing rights on a flow basis. The mortgage segment's servicing portfolio was approximately $223 million in unpaid principal balance of loans serviced at the end of 2001 compared to approximately $275 million at December 31, 2000.

     Competition and Market Factors

     NVR's mortgage banking operations operate through 17 offices in 10 states. NVR's main competition comes from national, regional, and local mortgage bankers, thrifts and banks in each of these markets. NVR's mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

     Pipeline

     NVR's mortgage loans in process which had not closed (the "Pipeline") at December 31, 2001 had an aggregate principal balance of $1.1 billion. NVR anticipates that substantially all of its Pipeline, net of cancellations, will close with customers during 2002.

Employees

     At December 31, 2001, NVR employed 3,334 full-time persons, of whom 1,237 were officers and management personnel, 187 were technical and construction personnel, 602 were sales personnel, 463 were administrative personnel and 845 were engaged in various other service and labor activities. None of NVR's employees are subject to a collective bargaining agreement and NVR has never experienced a work stoppage. Management believes that its employee relations are good.

Item 2.  Properties.
-------  -----------

     NVR's executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one-half year term expiring in March 2005.

     NVR's manufacturing facilities are currently located in Thurmont, Maryland; Farmington, New York; Clover, South Carolina; Darlington, Pennsylvania; and Portland, Tennessee. NVR has leased the Thurmont and Farmington manufacturing facilities for a term expiring in 2014 with various options for extension of the leases and for the purchase of the facilities. The Clover, Darlington and Portland leases expire in 2002, 2005 and 2004, respectively, and also contain various options for extensions of the leases and for the purchase of the facilities. NVR is in the process of constructing a manufacturing facility in North Carolina, which is expected to be completed during the first quarter of 2002. The North Carolina facility will replace the manufacturing plant in Clover, South Carolina.

     NVR also leases office space in 84 locations in 10 states for field offices, mortgage banking and title services branches under leases expiring at various times through 2009. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3.  Legal Proceedings.
-------  ------------------

     NVR is not involved in any legal proceedings that are likely to have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters had been submitted to a vote of security holders during the quarter ended December 31, 2001.

Executive Officers of the Registrant

         Name                       Age                       Positions
         ----                       ---                       ---------
         Dwight C. Schar            60      Chairman of the Board, President and Chief Executive Officer of NVR
         William J. Inman           54      President of NVR Mortgage Finance, Inc.
         Paul C. Saville            46      Executive Vice President Finance, Chief Financial Officer and Treasurer
                                            of NVR
         Dennis M. Seremet          46      Vice President and Controller of NVR


         Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

         William J. Inman has been president of NVR Mortgage Finance, Inc. since January 1992.

         Paul C. Saville had been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993. Effective January 1, 2002, Mr. Saville was named an executive vice president.

         Dennis M. Seremet has been vice president and controller of NVR since April 1, 1995.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
-------  ----------------------------------------------------------------------

         NVR's shares of common stock are listed and principally traded on the American Stock Exchange ("AMEX"). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 2001 and 2000 as reported by the AMEX.

                                                     HIGH       LOW
                                                   ---------  --------
         Prices per Share:

               2000:
                         First Quarter ......        54.56     42.50
                         Second Quarter .....        63.25     52.75
                         Third Quarter ......        81.00     57.38
                         Fourth Quarter .....       124.60     76.00

               2001:
                         First Quarter ......       170.00    109.40
                         Second Quarter .....       203.00    140.90
                         Third Quarter ......       177.00    131.00
                         Fourth Quarter .....       205.75    141.75

         As of the close of business on January 30, 2002, there were 709 shareholders of record.

         NVR did not pay any cash dividends on its shares of common stock during the years 2001 or 2000. NVR's bank indebtedness and the indenture governing NVR's 8% Senior Notes due 2005 (the "Senior Notes") contain restrictions on the ability of NVR to pay dividends on its common stock. See note 6 to the financial statements for a detailed description of the restrictions included in the indenture governing the Senior Notes.

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

                                                        Year Ended December 31,
                                  ------------------------------------------------------------------
                                     2001         2000         1999         1998        1997
                                     ----         ----         ----         ----        ----
Consolidated Income Statement Data:

Homebuilding data:

   Revenues                       $2,559,744   $2,267,810   $1,942,660   $1,504,744   $1,154,022
   Gross profit                      557,454      433,751      331,933      230,929      158,167
Mortgage Banking data:

   Mortgage banking fees              52,591       37,944       48,165       42,640       24,473

   Interest income                     7,025        6,541       13,556        9,861        6,415
   Interest expense                    1,728        3,016        7,504        6,120        3,544
Consolidated data:

   Income before extraordinary

     loss                         $  236,794   $  158,246   $  108,881   $   66,107   $   28,879
   Income before extraordinary
     loss per diluted share (1)   $    24.86   $    14.98   $     9.01   $     4.97   $     2.18

                                                            December 31,
                                  ------------------------------------------------------------------
                                      2001        2000         1999          1998        1997
                                      ----        ----         ----          ----        ----
Consolidated Balance Sheet Data:

   Homebuilding inventory         $  402,375   $  334,681   $ 323,455    $ 288,638   $ 224,041
   Total assets                      995,047      841,260     767,281      724,359     564,621
   Notes and loans payable           238,970      173,655     278,133      320,337     248,138
   Shareholders' equity              349,118      247,480     200,640      165,719     144,640
   Cash dividends per share               --           --          --          --           --

(1) For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, income before extraordinary loss per diluted share was computed based on 9,525,960, 10,564,215, 12,088,388, 13,300,064 and 13,244,677 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------
         (dollars in thousands except per share data)
         --------------------------------------------

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

     NVR, Inc. ("NVR") operates in two business segments: (1) homebuilding and
(2) mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

     Homebuilding revenues for 2001 increased 13% to $2,559,744 compared to revenues of $2,267,810 in 2000. The increase in revenues was primarily due to a 10% increase in the average settlement price to $246.0 in 2001 from $224.6 in 2000 and a 3% increase in the number of homes settled to 10,372 in 2001 from 10,055 in 2000. The increase in the average settlement price is attributable to price increases in certain of NVR's markets and to a larger number of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR's single family attached homes. The increase in settlements is a result of the higher backlog at the beginning of the 2001 period as compared to the beginning of the same 2000 period, as well as, to an increase in new orders. New orders for 2001 increased by 5% to 10,782 units compared with 10,268 units for 2000. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington, D.C. area.

     Homebuilding revenues for 2000 increased 17% to $2,267,810 compared to revenues of $1,942,660 in 1999. The increase in revenues was primarily due to an 8% increase in the number of homes settled to 10,055 in 2000 from 9,316 in 1999, and to an 8% increase in the average settlement price to $224.6 in 2000 from $207.7 in 1999. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 2000 period as compared to the beginning of the same 1999 period. The increase in the average settlement price is attributable to price increases in certain of NVR's markets and to a larger number of settlements of higher priced single family detached homes. New orders for 2000 increased by 6% to 10,268 units compared with 9,678 units for 1999. The increase in new orders was predominantly the result of increased sales in markets outside the Baltimore/Washington, D.C. area.

     Gross profit margins for 2001 increased to 22% compared to 19% for 2000. The increase in gross profit margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, a decrease in the cost of lumber and certain other material costs and to NVR's ongoing focus of controlling construction costs. Gross profit margins for 2000 increased to 19% compared to 17% for 1999. The increase in gross profit margins was due to favorable market conditions that existed in the first half of 2000, which provided NVR the opportunity to increase selling prices in certain of its markets during that time, a decrease in the cost of lumber and certain other material costs, and to NVR's continued emphasis on controlling construction costs.

     Selling, general and administrative expenses ("SG&A") for 2001 increased $24,867 as compared to 2000, and as a percentage of revenues increased to 7.0% from 6.8%. The increase in SG&A dollars is primarily attributable to the aforementioned increase in revenues and to an increase in personnel to support the companies continued growth. SG&A expenses for 2000 increased $12,446 as compared to 1999, but as a percentage of revenues decreased to 6.8% from 7.0% in 1999. The increase in SG&A dollars is primarily attributable to the aforementioned increase in revenues.

     Backlog units and dollars were 5,558 and $1,511,503, respectively, at December 31, 2001 compared to backlog units of 5,148 and dollars of $1,318,277 at December 31, 2000. The increase in backlog dollars was primarily due to an 8% increase in the average selling price for the six month period ending December 31, 2001 as compared to the same period for 2000. Backlog units increased primarily due to a slower backlog turn during 2001. Backlog units and dollars were 5,148 and $1,318,277, respectively, at December 31, 2000 compared to backlog units of 4,935 and dollars of $1,137,332 at December 31, 1999. The increase in backlog dollars and units was primarily due to a 9% increase in new orders for the six-month period ended December 31, 2000 compared to the same 1999 period. The dollar increase is also due to an 8% increase in the average selling price comparing the same six-month period.

Mortgage Banking Segment

     The mortgage banking segment had operating income, excluding the amortization of excess reorganization value and goodwill, of $31,966, $3,853 and $14,752 for the years ended December 31, 2001, 2000 and 1999, respectively. Total loan closings were $1,885,395, $1,749,720 and $2,911,865 for the same respective years.

     The improvement in operating income over both comparative periods was primarily due to NVR's operational restructuring of the mortgage segment announced in the first quarter of 2000, and to a lesser extent, to a more favorable pricing environment. The operational restructuring specifically entailed the closure of all of the mortgage segment's retail operations to focus solely on serving NVR's homebuilding operations ("builder business"). The mortgage segment's builder business historically has produced higher operating margins than its other lines of mortgage business. The restructuring has resulted in the mortgage segment capturing an increased percentage of the loans and title work associated with the growing homebuilding segment's customer base. As noted above, the homebuilding segment's settlements increased to 10,372 in 2001 from 10,055 in 2000 and 9,316 in 1999. Also, as part of its restructuring, the mortgage segment substantially reduced staffing and related general and administrative costs.

     As a result of the 2000 restructuring activities described above, NVR recorded a restructuring and asset impairment charge of $5,726 in the first quarter of 2000. The restructuring plan was substantially completed during the second quarter of 2000. A detail of the costs comprising the total charge incurred in the first quarter of 2000 is as follows:

           Write off of First Republic goodwill        $2,575
           Noncancelable office and equipment leases    1,480
           Asset impairments                            1,362
           Severance                                      309
                                                       ------
           Total                                       $5,726
                                                       ======


     During 2001 and 2000, approximately $797 and $863, respectively, in severance and lease costs were applied against the restructuring reserve. Approximately $129 of the restructuring accrual established at March 31, 2000, remains at December 31, 2001, and primarily relates to accrued lease costs.

Seasonality

     The results of NVR's homebuilding operations generally reflect the seasonality of the housing market in the Middle Atlantic region of the United States. NVR historically has entered into more sales contracts in this region during the first and second quarters. Because NVR's mortgage banking operations have changed their strategic focus to exclusively serve NVR's homebuilding customers, to the extent that homebuilding is affected by seasonality, mortgage banking operations will also be affected.

Effective Tax Rate

     NVR's consolidated effective tax rates were 40.0%, 40.7% and 41.2% in 2001, 2000 and 1999, respectively. The reduction of the effective tax rate over the three-year period is primarily due to higher taxable income relative to NVR's permanent differences, primarily the amortization of reorganization value in excess of amounts allocable to identifiable assets and non-deductible compensation. In January 2002, NVR amended one of its long-term cash incentive plans, requiring executive officers to defer receipt of payments due under the plan until separation of service with NVR. The effect of this amendment, estimated to produce approximately an $8,000 deferred tax benefit for compensation expensed prior to December 31, 2001, will reduce NVR's 2002 effective tax rate below current levels as a result of converting these compensation-related permanent tax differences to temporary differences as of the amendment date.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") from an amortization approach to an impairment-only approach. Management will be performing the impairment test as defined in SFAS No. 142 during the first quarter of 2002, but does not expect that NVR will incur an impairment loss relative to its existing excess reorganization value and goodwill upon adoption of SFAS No. 142 on January 1, 2002. Further, NVR will cease amortizing goodwill and excess reorganization value effective January 1, 2002.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility ("Facility"). The Facility expires on May 31, 2004, and bears interest at the election of NVR at i) the base rate of interest announced by the Facility agent, or ii) 1.35% above the Eurodollar rate. The weighted average interest rate for amounts outstanding under the Facility during 2001 was 4.2%. The Facility provides for borrowings of up to $85,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $17,798 was outstanding at December 31, 2001. There were no direct borrowings outstanding under the Facility as of December 31, 2001. At December 31, 2001, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVR Finance has available an annually renewable mortgage warehouse facility (the "Mortgage Warehouse Revolving Credit Agreement") with an aggregate borrowing limit of $125,000 to fund its mortgage origination activities, under which $115,057 was outstanding at December 31, 2001. The Mortgage Warehouse Revolving Credit Agreement expires August 30, 2002. The interest rate under the Mortgage Warehouse Revolving Credit Agreement is either: (i) the London Interbank Offering Rate ("Libor") plus 1.25%, or (ii) 1.25% to the extent that NVR Finance provides compensating balances. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit Agreement was 2.3% during 2001. NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $75,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The weighted average interest rate for amounts outstanding under these uncommitted facilities was 4.3% during 2001. There was an aggregate of $3,464 outstanding under such gestation and repurchase agreements at December 31, 2001. NVR Finance's mortgage warehouse facility limits the ability of NVR Finance to transfer funds to NVR in the form of dividends, loans or advances. NVR Finance had net assets of $10,000 as of December 31, 2001, that were so restricted.

     On January 20, 1998, NVR filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of NVR's debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2001, an aggregate principal balance of $255,000 was available for issuance under the shelf registration statement.

     On April 14, 1998, NVR completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the "Notes"), resulting in aggregate net proceeds to NVR of approximately $142,800 after fees and expenses. The Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The Notes are senior unsecured obligations of NVR, ranking equally in right of payment with NVR's other existing and future unsecured indebtedness.

     During 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of the Senior Notes. The Notes were purchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Notes outstanding at December 31, 2001.

     On February 27, 2001, NVR successfully completed a solicitation of consents from holders of its Notes to amend the Indenture governing the Notes. The amendment to the Indenture provides for NVR to repurchase up to an aggregate $85,000 of its Capital Stock in one or more open market and/or privately negotiated transactions through March 31, 2002. As of December 31, 2001, NVR had fully utilized the $85,000 for its intended purpose. In March 2001, NVR paid to each holder of the Notes who provided consent, an amount equal to 4.5% of the principal amount of such holder's Notes. NVR expects that it will, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR's debt agreements. NVR currently contemplates that it may seek to further amend the Indenture governing the Notes to reduce restrictions on NVR's ability to repurchase shares of its Common Stock. In January 2002, the Board of Directors approved the repurchase of up to an aggregate of $300,000 of NVR's Capital Stock in one or more open market and/or privately negotiated transactions.

Cash Flows

     As shown in NVR's consolidated statement of cash flows for the year ended December 31, 2001, NVR's operating activities provided cash of $150,317 for this period. The cash was provided primarily by homebuilding operations and used for increasing homebuilding inventory and making deposits to developers to acquire control of finished lots under lot option contracts.

     Net cash provided by investing activities was $15,876 for the year ended December 31, 2001. The primary source of cash was the proceeds from the sale of mortgage servicing rights.

     Net cash used for financing activities was $165,290 for the year ended December 31, 2001. On October 3, 2000, NVR entered into a forward purchase contract with an unaffiliated shareholder under which NVR agreed to purchase approximately 780,000 shares of Common Stock for an aggregate purchase price of approximately $65,000. On January 2, 2001, NVR settled the transaction with the shareholder by taking physical delivery of the shares for the agreed upon purchase price paid in cash. Of the approximately 780,000 shares settled, approximately 86,000 shares were used for NVR's employer contribution to the Employee Stock Ownership Plan for plan year 2000 and approximately 30,000 shares were used to fund the Deferred Compensation Plan. The remaining shares were retained in treasury. Including the settlement of the forward purchase contract, NVR purchased approximately 1,750,000 shares of its Common Stock in 2001 for an aggregate purchase price of $223,839. Included in net cash used for financing is approximately $65,000 in borrowings under credit lines to finance mortgage loan inventory by NVR's mortgage banking segment.

     At December 31, 2001, the homebuilding and mortgage banking segments had restricted cash of $2,692 and $2,510, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

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

     NVR's mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are generally sold through optional and mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment's loan portfolio is held for sale and subject to forward sale commitments. NVR also sells predominantly all of its mortgage servicing rights in bulk sales at predetermined prices which significantly reduces the market risk associated with these interest sensitive assets.

     NVR's homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment's primary variable-rate debt is a working capital revolving credit facility that currently provides for unsecured borrowings up to $85,000, subject to certain borrowing base limitations. The working capital credit facility expires May 31, 2004 and outstanding amounts bear interest at the election of NVR, at (i) the base rate of interest announced by the working capital credit facility agent or (ii) 1.35% above the Eurodollar Rate. The weighted average interest rate for the amounts outstanding under the Facility was 4.2% for 2001. There were no amounts outstanding under the working capital revolving credit facility at December 31, 2001.

     The following table represents the contractual balances of NVR's on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 2001. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because NVR sells all of the mortgage loans it originates into the secondary markets, NVR has made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

                                                         Maturities (000's)
                                                         ------------------

                                                                                                                             Fair
                                                        2002     2003     2004     2005    2006     Thereafter     Total     Value
                                                        ----     ----     ----     ----    ----     ----------     -----     -----
Mortgage banking segment
------------------------
Interest rate sensitive assets:
  Mortgage loans held for sale                       142,059        -        -        -       -              -   142,059    142,736
    Average interest rate                                7.3%       -        -        -       -              -       7.3%

Interest rate sensitive liabilities:
  Variable rate warehouse line of credit             115,057        -        -        -       -              -   115,057    115,057
Average interest rate (a)                                2.3%       -        -        -       -              -       2.3%
  Variable rate repurchase agreements                  3,464        -        -        -       -              -     3,464      3,464
    Average interest rate                                2.3%       -        -        -       -              -       2.3%
  Fixed rate capital lease obligations                   106       84        -        -       -              -       190        190
    Average interest rate                                6.4%     6.4%       -        -       -              -       6.4%

Other
Forward trades of mortgage-backed securities             419        -        -        -       -              -       419        419
Forward loan commitments                                (470)       -        -        -       -              -      (470)      (470)

Homebuilding segment
--------------------
Interest rate sensitive assets:
  Interest-bearing deposits                          101,415        -        -        -       -              -   101,415    101,415
    Average interest rate                                1.4%       -        -        -       -              -       1.4%

Interest rate sensitive liabilities:
  Variable rate working capital line of credit             -        -        -        -       -              -         -          -
    Average interest rate                                  -        -        -        -       -              -         -
Fixed rate obligations (b)                               379      387      421  115,378     235          3,459   120,259    121,265
    Average interest rate                                8.1%     8.1%     8.1%     8.3%   12.1%          12.2%      8.3%

(a) Average interest rate is net of credits received for compensating cash balances.
(b) The $115,378 maturing during 2005 includes $115,000 of NVR's 8% Senior Notes due June 2005.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The financial statements listed in Item 14 are filed as part of this report and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          Item 10 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2002. Reference is also made regarding the executive officers of the registrant to "Executive Officers of the Registrant" following Item 4 of Part I of this report.

Item 11.  Executive Compensation.
-------   ----------------------

          Item 11 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          Item 12 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          Item 13 is hereby incorporated by reference to NVR's Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

A.        The following documents are filed as part of this report:

1.        Financial Statements
          NVR, Inc. - Consolidated Financial Statements
          Report of Independent Auditors
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

         Exhibit
         Number          Description
         ------    ------------------------
 2.      Exhibits

         2.1 Debtors' Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as modified to July 21,
                   1993). Filed as Exhibit 2.1 to NVR, Inc.'s Registration Statement on Form S-1 (No. 33-63190) (the "1993 Registration Statement") and incorporated herein by reference.

         3.1 Restated Articles of Incorporation of NVR, Inc. ("NVR"). Filed as Exhibit 3.7 to the 1993 Registration Statement and incorporated herein by reference.

         3.2 Bylaws of NVR. Filed as Exhibit 3.8 to the 1993 Registration Statement and incorporated herein by reference.

         4.1 Form of Trust Indenture between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR's Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

         4.2       Form of Note (included in Indenture filed as Exhibit 4.1).

         4.3 Form of Supplemental Trust Indenture between NVR, as issuer, NVR Homes, Inc., as guarantor, and The Bank of New York, as trustee. Filed as Exhibit 4.3 to NVR's Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

         4.4 Second Supplemental Indenture between NVR and the Bank of New York, as trustee dated February 27, 2001. Filed as
                   Exhibit 4.5 to NVR's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

         10.1 Employment Agreement between NVR and Dwight C. Schar dated January 1, 2002. Filed herewith.

         10.2 Employment Agreement between NVR and Paul C. Saville dated January 1, 2002. Filed herewith.

         10.3 Employment Agreement between NVR and William J. Inman dated January 1, 2002. Filed herewith.

         10.6 Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. ("NVR Finance") and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         10.7 NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

         10.8      NVR, Inc. Directors Long-Term Incentive Plan. Filed as
                   Exhibit 10.11 to NVR's 1993 Registration Statement and incorporated herein by reference.

         10.9      NVR, Inc. Management Equity Incentive Plan. Filed as
                   Exhibit 10.2 to NVR's 1993 Registration Statement and incorporated herein by reference.

         10.10 Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR's Annual Report on Form 10-K/A for the year ended December 31, 1994.

         10.11 NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR's Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         10.12     NVR, Inc. 1998 Management Long-Term Stock Option Plan.
                   Filed as Exhibit 4 to NVR's Registration Statement on Form S-8 filed June 4, 1999 and incorporated herein by reference.

           10.13 NVR, Inc. 1998 Directors' Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR's Registration Statement on Form S-8 filed June 4, 1999 and incorporated herein by reference.

           10.14     NVR, Inc. Management Long-Term Stock Option Plan. Filed as
                     Exhibit 99.3 to NVR's Registration Statement on Form S-8 Registration Statement (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

           10.15     NVR, Inc. Directors' Long-Term Stock Option Plan. Filed as
                     Exhibit 99.3 to NVR's Registration Statement on Form S-8 Registration Statement (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

           10.16     NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as
                     Exhibit 99.1 to NVR's Registration Statement on Form S-8 Registration Statement (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

           10.17 Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, as borrower, and Certain Banks and BankBoston, as Agent for itself and Certain Banks. Filed as Exhibit 10.29 to NVR's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

           10.18 NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

           10.19 NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR's Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

           10.20 Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR's Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

           10.21 Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit
                     10.36 to NVR's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

           10.22 Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association. Filed herewith.

           10.23 Amendment No. 5 to Third Amended and Restated Credit Agreement dated as of September 30, 1998 by and among NVR, Inc., as borrower, Fleet National Bank, successor by merger to BankBoston, N.A. and Certain Banks. Filed herewith.

           11        Computation of Earnings per Share. Filed herewith.

           21        NVR, Inc. Subsidiaries. Filed herewith.

           23        Consent of KPMG LLP (independent auditors). Filed herewith.



          3.       Reports on Form 8-K

                   NVR did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NVR, Inc.


                                  By:  /s/ Dwight C. Schar
                                       -----------------------------------------
                                           Dwight C. Schar
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Dated: February 8, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                        Date
         ---------                                   ------                       ----
                                            Chairman of the Board
                                            of Directors, President and
/s/ Dwight C. Schar                         Chief Executive Officer
---------------------------------
Dwight C. Schar                             (Principal Executive Officer)         February 8, 2002

/s/ C. Scott Bartlett, Jr.                  Director
---------------------------------
C. Scott Bartlett, Jr.                                                            February 8, 2002

/s/ Manuel H Johnson                        Director
---------------------------------
Manuel H. Johnson                                                                 February 8, 2002

/s/ William A. Moran                        Director
---------------------------------
William A. Moran                                                                  February 8, 2002

/s/ David A. Preiser                        Director
---------------------------------
David A. Preiser                                                                  February 8, 2002

/s/ George E. Slye                          Director
---------------------------------
George E. Slye                                                                    February 8, 2002

/s/ John M. Toups                           Director
---------------------------------
John M. Toups                                                                     February 8, 2002

                                            Executive Vice President,
                                            Chief Financial Officer and
/s/ Paul C. Saville                         Treasurer
---------------------------------
Paul C. Saville                                                                   February 8, 2002

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

McLean, Virginia
January 24, 2002

                                    NVR, Inc.
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                              December 31,
                                                  -----------------------------------
                                                      2001                    2000
                                                  ------------            -----------
ASSETS

  Homebuilding:
    Cash and cash equivalents                     $    134,181            $   130,079
    Receivables                                          5,745                  6,670
    Inventory:
      Lots and housing units, covered under
          sales agreements with customers              356,275                294,094
      Unsold lots and housing units                     37,265                 32,600
      Manufacturing materials and other                  8,835                  7,987
                                                  ------------            -----------
                                                       402,375                334,681

    Property, plant and equipment, net                  15,397                 13,514
    Reorganization value in excess of amounts
      allocable to identifiable assets, net             41,580                 47,741
    Goodwill, net                                        6,379                  7,472
    Contract land deposits                             155,652                 96,119
    Deferred tax assets, net                            51,283                 43,844
    Other assets                                        25,273                 17,366
                                                  ------------            -----------

                                                       837,865                697,486
                                                  ------------            -----------

  Mortgage Banking:
    Cash and cash equivalents                            4,430                  7,629
    Mortgage loans held for sale, net                  142,059                120,999
    Mortgage servicing rights, net                       1,328                  1,479
    Property and equipment, net                            781                  2,351
    Reorganization value in excess of amounts
      allocable to identifiable assets, net              7,347                  8,435
    Other assets                                         1,237                  2,881
                                                  ------------            -----------

                                                       157,182                143,774
                                                  ------------            -----------

        Total assets                              $    995,047            $   841,260
                                                  ============            ===========




                                                                     (Continued)



                 See notes to consolidated financial statements.

                                    NVR, Inc.
                     Consolidated Balance Sheets (Continued)
                    (dollars in thousands, except share data)

                                                                  December 31,
                                                       -----------------------------------
                                                           2001                    2000
                                                       ------------            -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

   Homebuilding:
       Accounts payable                                $    127,658            $   108,064
       Accrued expenses and other liabilities               114,781                111,535
       Obligations under incentive plans                     72,241                 62,252
       Customer deposits                                     81,924                 63,486
       Notes payable                                              -                    210
       Other term debt                                        5,259                  4,957
       Senior notes                                         115,000                115,000
                                                       ------------            -----------
                                                            516,863                465,504
                                                       ------------            -----------
   Mortgage Banking:
       Accounts payable and other liabilities                10,355                  9,760
       Notes payable                                        118,711                 53,488
                                                       ------------            -----------
                                                            129,066                 63,248
                                                       ------------            -----------


         Total liabilities                                  645,929                528,752
                                                       ------------            -----------


   Forward purchase contract obligation                           -                 65,028

   Commitments and contingencies

   Shareholders' equity:
       Common stock, $0.01 par value; 60,000,000
         shares authorized;
         20,614,365 shares issued
         for 2001 and 2000, respectively                        206                    206
       Additional paid-in-capital                           193,757                115,136
       Deferred compensation trust- 393,955
       and 337,703 shares of NVR, Inc.
       common stock for 2001
       and 2000, respectively                               (24,201)               (15,915)
       Deferred compensation liability                       24,201                 15,915
       Retained earnings                                    636,604                399,810
       Less treasury stock at cost - 13,139,332
         and 11,755,671 shares for
         2001 and 2000, respectively                       (481,449)              (267,672)
                                                       ------------            -----------
         Total shareholders' equity                         349,118                247,480
                                                       ------------             ----------
              Total liabilities and shareholders'
              equity                                   $    995,047            $   841,260
                                                       ============            ===========




                 See notes to consolidated financial statements.

                                    NVR, Inc.
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)


                                          Year Ended        Year Ended             Year Ended
                                      December 31, 2001  December 31, 2000     December 31, 1999
                                      -----------------  -----------------     -----------------
Homebuilding:

   Revenues                               $ 2,559,744        $ 2,267,810           $ 1,942,660
   Other income                                 3,513              3,578                 1,712
   Cost of sales                           (2,002,290)        (1,834,059)           (1,610,727)
   Selling, general and administrative       (178,075)          (153,208)             (140,762)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets/goodwill              (7,254)            (7,254)               (7,254)
                                          -----------        -----------           -----------
     Operating income                         375,638            276,867               185,629
   Interest expense                           (11,858)           (12,614)              (13,533)
                                          -----------        -----------           -----------
     Homebuilding income                      363,780            264,253               172,096
                                          -----------        -----------           -----------

Mortgage Banking:

   Mortgage banking fees                       52,591             37,944                48,165
   Interest income                              7,025              6,541                13,556
   Other income                                   879                534                   598
   General and administrative                 (26,801)           (32,424)              (40,063)
   Amortization of reorganization value
     in excess of amounts allocable to
     identifiable assets/goodwill              (1,088)            (1,252)               (1,636)
   Interest expense                            (1,728)            (3,016)               (7,504)
   Restructuring and asset
     impairment charge                             --             (5,726)                   --
                                          -----------        -----------           -----------
    Operating income                           30,878              2,601                13,116
                                          -----------        -----------           -----------

Total segment income                          394,658            266,854               185,212

Income tax expense                           (157,864)          (108,608)              (76,331)
                                          -----------        -----------           -----------

Net income                                $   236,794        $   158,246           $   108,881
                                          ===========        ===========           ===========

Basic earnings per share                  $     29.87        $     17.42           $     10.69
                                          ===========        ===========           ===========

Diluted earnings per share                $     24.86        $     14.98           $      9.01
                                          ===========        ===========           ===========

                 See notes to consolidated financial statements.

                                    NVR, Inc.
                 Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                           Additional                                      Deferred        Deferred
                               Common        Paid-in       Retained        Treasury      Compensation    Compensation
                                Stock        Capital       Earnings          Stock           Trust        Liabilitiy      Total
                             -----------  -------------  -------------  --------------  --------------  --------------    -----
Balance, December 31, 1998   $       202  $     174,173  $     132,683  $     (141,339) $            -  $            -     165,719

 Net income                            -              -        108,881               -               -               -     108,881
 Purchase of common stock
   for treasury                        -              -              -        (101,765)              -               -    (101,765)
 Performance share activity            -         13,412              -           5,322               -               -      18,734
 Tax benefit from stock
   options exercised                   -          7,542              -               -               -               -       7,542
 Option activity                       4          1,525              -               -               -               -       1,529
                             -----------  -------------  -------------  --------------  --------------  --------------  ----------
Balance, December 31, 1999           206        196,652        241,564        (237,782)              -               -     200,640

 Net income                            -              -        158,246               -               -               -     158,246
 Deferred compensation
   activity                            -        (14,918)             -          14,451         (15,915)         15,915        (467)
 Purchase of common stock
   for treasury                        -              -              -         (53,677)              -               -     (53,677)
 Performance share activity            -         (3,595)             -           3,674               -               -          79
 Tax benefit from stock
   options exercised                   -          4,628              -               -               -               -       4,628
 Option activity                       -          3,059              -               -               -               -       3,059
 Treasury stock issued
   upon option exercise                -         (5,662)             -           5,662               -               -           -
 Forward purchase contract
   obligation                          -        (65,028)             -               -               -               -     (65,028)
                             -----------  -------------  -------------  --------------  --------------  --------------  ----------
Balance, December 31, 2000           206        115,136        399,810        (267,672)        (15,915)         15,915     247,480

 Net income                            -              -        236,794               -               -               -     236,794
 Deferred compensation
   activity                            -              -              -               -          (8,286)          8,286           -
 Purchase of common stock
   for treasury                        -              -              -        (223,839)              -               -    (223,839)
 Performance share activity            -             79              -               -               -               -          79
 Tax benefit from stock
   options exercised                   -         17,363              -               -               -               -      17,363
 Option activity                       -          6,213              -               -               -               -       6,213
 Treasury stock issued
   upon option exercise                -        (10,062)             -          10,062               -               -           -
 Forward purchase contract
   obligation                          -         65,028              -               -               -               -      65,028
                             -----------  -------------  -------------  --------------  --------------  --------------  ----------
Balance, December 31, 2001   $       206  $     193,757  $     636,604  $     (481,449) $      (24,201) $       24,201  $  349,118
                             ===========  =============  =============  ==============  ==============  ==============  ==========

                 See notes to consolidated financial statements

                                    NVR, Inc.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                Year Ended         Year Ended        Year Ended
                                                             December 31, 2001  December 31, 2000  December 31, 1999
                                                             -----------------  -----------------  -----------------
Cash flows from operating activities:
   Net income                                                   $   236,794       $   158,246        $   108,881
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                     15,162            13,840             14,727
   Restructuring and asset impairment charge                             --             5,726                 --
   Gain on sales of loans                                           (37,663)          (25,512)           (33,807)
   Deferred tax benefit                                              (6,277)           (6,983)           (11,911)
   Mortgage loans closed                                         (1,885,395)       (1,749,720)        (2,911,865)
   Proceeds from sales of mortgage loans                          1,884,320         1,776,595          3,027,057
   Gain on sales of mortgage servicing rights                          (642)             (756)            (2,962)
   Net change in assets and liabilities, net of acquisitions:
     Increase in inventories                                        (67,694)          (11,226)           (34,817)
     Increase in contract land deposits                             (59,533)          (33,335)           (22,085)
     Decrease (increase) in receivables                               1,584            (2,638)            (2,517)
     Increase in accounts payable and
       accrued expenses                                              66,337            46,764             43,444
     Increase in obligations under incentive plans                    9,989            24,731             14,006
   Other, net                                                        (6,665)           (2,026)            27,202
                                                                -----------       -----------        -----------

   Net cash provided by operating activities                        150,317           193,706            215,353
                                                                -----------       -----------        -----------

Cash flows from investing activities:

   Proceeds from sales of mortgage-backed securities                  4,102                --                 --
   Business acquisition, net of cash acquired                            --                --             (3,697)
   Purchase of property, plant and equipment                         (6,694)           (5,027)            (9,070)
   Principal payments on mortgage-backed securities                     530               826              1,765
   Proceeds from sales of mortgage servicing rights                  16,677            15,762             31,647
   Other, net                                                         1,261               572              5,450
                                                                -----------       -----------        -----------

   Net cash provided by investing activities                         15,876            12,133             26,095
                                                                -----------       -----------        -----------

Cash flows from financing activities:

   Redemption of mortgage-backed bonds                               (4,693)             (817)            (2,300)
   Extinguishment of 8% senior notes                                     --           (30,000)                --
   Purchases of treasury stock                                     (223,839)          (53,677)          (101,765)
   Purchase of NVR common stock for deferred comp plan               (8,286)           (1,606)                --
   Net borrowings (repayments) under notes payable
     and credit lines                                                65,315           (74,217)          (118,290)
   Exercise of stock options                                          6,213             3,060              1,529
                                                                -----------       -----------        -----------
   Net cash used by financing activities                           (165,290)         (157,257)          (220,826)
                                                                -----------       -----------        -----------

   Net increase in cash                                                 903            48,582             20,622
   Cash, beginning of year                                          137,708            89,126             68,504
                                                                -----------       -----------        -----------

   Cash, end of year                                            $   138,611       $   137,708        $    89,126
                                                                ===========       ===========        ===========

   Supplemental disclosures of cash flow information:

   Interest paid during the year                                $    12,588       $    15,858        $    21,115
                                                                ===========       ===========        ===========
   Income taxes paid during the year, net of refunds            $   144,354       $   102,694        $    78,493
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

         Intangible Assets

                  Reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") was being amortized on a straight-line basis assuming a 15 year useful life. Accumulated amortization as of December 31, 2001 and 2000 was $63,775 and $56,526, respectively. Determination of any impairment losses related to this intangible asset has been based on consideration of projected undiscounted cash flows.

                  The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and the liabilities assumed has been amortized using the straight line method ranging from five to ten years. Accumulated amortization was $4,557 and $3,464 at December 31, 2001 and 2000, respectively. During 2000, as part of the mortgage banking segment's restructuring plan, NVR wrote off $2,575 of goodwill remaining from the acquisition in March 1999 of First Republic Mortgage Corporation ("First Republic") (See note 11). Determination of any impairment losses related to this intangible asset was based on consideration of projected undiscounted cash flows.

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for excess reorganization value and goodwill from an amortization approach to an impairment only approach. The Company will implement SFAS No. 142 during the first quarter of 2002 and will discontinue the amortization of excess reorganization value and goodwill as of December 31, 2001. Pursuant to the transition guidance in SFAS No. 142, management will be performing an impairment test as defined in SFAS No. 142 during the first quarter of 2002.

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

                  Management does not expect that NVR will incur an impairment loss relative to its existing excess reorganization value and goodwill upon adoption of SFAS No. 142 on January 1, 2002. Thereafter, measurement of impairment will be performed in accordance with the requirements of SFAS No. 142.

         Mortgage Loans Held for Sale, Derivatives and Hedging Activities

                  In the normal course of business, NVR's mortgage segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional and mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. From the time NVR funds the rate lock commitments until the loans are delivered into the forward sales contracts, the forward sales contracts are designated as a fair value hedge of the Company's closed loan inventory. Both the forward sales contracts and the closed loans are marked to market. Although minimal, any hedge ineffectiveness is recorded as a component of mortgage banking fees. NVR does not engage in speculative or trading derivative activities. At December 31, 2001, there were contractual commitments to extend credit to borrowers aggregating $162,114, and open forward delivery sales contracts aggregating $145,269.

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

                  On October 1, 2001, the Company called all of its outstanding mortgage-backed bonds and subsequently sold its ownership interest in the mortgage-backed securities. No material gain or loss was recognized as a result of the sale of the mortgage-backed securities or bond redemption. Ryan Mortgage Acceptance Corporation IV, the entity that issued the bonds and held the mortgage-backed securities, has been dissolved as of December 31, 2001.

         Earnings per Share

                  The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999:

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

                                               Year Ended            Year Ended            Year Ended
                                            December 31, 2001     December 31, 2000     December 31, 1999
                                            -----------------     -----------------     -----------------
         Weighted average number of
            shares outstanding used to
            calculate basic EPS                  7,927,315             9,084,041           10,189,878

         Dilutive securities:
         Stock options and forward
         purchase contract obligation            1,598,645             1,480,174            1,898,510
                                            --------------        --------------        -------------

         Weighted average number of
            shares and share equivalents
            outstanding used to calculate
            diluted EPS                          9,525,960            10,564,215           12,088,388
                                            ==============        ==============        =============


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

         Mortgage Servicing Rights

                  Mortgage servicing rights are recorded by allocating the total cost of acquired mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

                  The amount capitalized on the balance sheet represents servicing rights that will be sold on a flow basis under existing sales contracts and are carried at their relative fair value. The permanent servicing portfolio has a carrying value of zero because the related loans were originated and sold prior to the Company's adoption of the SFAS No. 122 on January 1, 1995.

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

         Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

         income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Financial Instruments

               Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR's 8% Senior Notes due 2005 as of December 31, 2001 and 2000 was $116,006 and $111,550, respectively. The estimated fair values are based on quoted market prices. The carrying value was $115,000 at December 31, 2001 and 2000.

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

         Reclassifications

               Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Segment Information, Nature of Operations, and Certain Concentrations

         NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, Maryland metropolitan areas, where NVR derived approximately 59% of its 2001 homebuilding revenues. NVR's homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, Tennessee metropolitan area. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily towards first-time homeowners and first-time move-up buyers. The NVHomes product is built in the Washington, D.C., Baltimore, MD, Charlotte, NC and Philadelphia, PA metropolitan areas, and is marketed primarily to move-up and up-scale buyers.

         The mortgage banking segment is a regional mortgage banking operation. NVR's mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. A substantial portion of the Company's mortgage operations is conducted in the Washington, D.C and Baltimore, MD metropolitan areas. Based on NVR's business restructuring, substantially all of the mortgage banking segment's ongoing loan closing activity will be for NVR's homebuilding customers (See note 11).

         Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)


For the Year Ended December 31, 2001
------------------------------------


                                            Homebuilding          Mortgage Banking            Totals
                                            ------------          ----------------            ------
Revenues                                    $    2,559,744        $       52,591        $   2,612,335  (a)
Interest income                                      1,145                 7,025                8,170  (a)
Interest expense                                    11,858                 1,728               13,586  (a)
Depreciation and amortization                        6,020                   800                6,820  (b)
Segment profit                                     371,034                31,966              403,000  (b)
Segment assets                                     789,906               149,835              939,741  (b)
Expenditures for segment assets                      6,595                    99                6,694  (a)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                            Homebuilding          Mortgage Banking            Totals
                                            ------------          ----------------            ------
Segment depreciation and
   amortization                             $        6,020        $          800        $       6,820
Add:  amortization of excess
   reorganization value and goodwill                 7,254                 1,088                8,342
                                            --------------        --------------        -------------
Consolidated depreciation and
   amortization                             $       13,274        $        1,888        $      15,162
                                            ==============        ==============        =============


                                            Homebuilding          Mortgage Banking            Totals
                                            ------------          ----------------            ------
Segment profit                              $      371,034        $       31,966        $     403,000
Less:  amortization of excess
   reorganization value and goodwill                (7,254)               (1,088)              (8,342)
                                            --------------        --------------        -------------
Consolidated income before income
   taxes                                    $      363,780        $       30,878        $     394,658
                                            ==============        ==============        =============

Segment assets                              $      789,906        $      149,835        $     939,741
Add:  Excess reorganization value
   and goodwill                                     47,959                 7,347               55,306
                                            --------------        --------------        -------------
Total consolidated assets                   $      837,865        $      157,182        $     995,047
                                            ==============        ==============        =============


For the Year Ended December 31, 2000
------------------------------------


                                            Homebuilding          Mortgage Banking            Totals
                                            ------------          ----------------            ------
Revenues                                    $    2,267,810        $       37,944        $   2,305,754  (c)
Interest income                                      2,233                 6,541                8,774  (c)
Interest expense                                    12,614                 3,016               15,630  (c)
Depreciation and amortization                        4,693                   641                5,334  (d)
Segment profit                                     271,507                 3,853              275,360  (d)
Segment assets                                     642,273               135,339              777,612  (d)
Expenditures for segment assets                      4,824                   203                5,027  (c)


(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                             Homebuilding     Mortgage Banking        Totals
                                             ------------     ----------------        ------
Segment depreciation and
   amortization                             $        4,693     $          641     $       5,334
Add: amortization of excess
  reorganization value and goodwill                  7,254              1,252             8,506
                                            --------------     --------------     -------------
Consolidated depreciation and
  amortization                              $       11,947     $        1,893     $      13,840
                                            ==============     ==============     =============

Segment profit                              $      271,507     $        3,853     $     275,360
Less: amortization of excess
  reorganization value and goodwill                 (7,254)            (1,252)           (8,506)
                                            --------------     --------------     -------------
Consolidated income before income
  taxes                                     $      264,253     $        2,601     $     266,854
                                            ==============     ==============     =============

Segment assets                              $      642,273     $      135,339     $     777,612
Add: Excess reorganization value
  and goodwill                                      55,213              8,435            63,648
                                            --------------     --------------     -------------
Total consolidated assets                   $      697,486     $      143,774     $     841,260
                                            ==============     ==============     =============


For the Year Ended December 31, 1999
------------------------------------

                                             Homebuilding     Mortgage Banking        Totals
                                             ------------     ----------------        ------
Revenues                                    $    1,942,660     $       48,165     $   1,990,825 (e)
Interest income                                        141             13,556            13,697 (e)
Interest expense                                    13,533              7,504            21,037 (e)
Depreciation and amortization                        3,775              2,062             5,837 (f)
Segment profit                                     179,350             14,752           194,102 (f)
Segment assets                                     529,268            163,284           692,552 (f)
Expenditures for segment assets                      6,465              2,605             9,070 (e)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                             Homebuilding     Mortgage Banking        Totals
                                             ------------     ----------------        ------
Segment depreciation and
   amortization                             $        3,775    $         2,062     $       5,837
Add: amortization of excess
  reorganization value and goodwill                  7,254              1,636             8,890
                                            --------------    ---------------     -------------
Consolidated depreciation and
  amortization                              $       11,029    $         3,698     $      14,727
                                            ==============    ===============     =============

Segment profit                              $      179,350    $        14,752     $     194,102
Less: amortization of excess
  reorganization value and goodwill                 (7,254)            (1,636)           (8,890)
                                            --------------    ---------------     -------------
Consolidated income before income
  taxes and extraordinary loss              $      172,096    $        13,116     $     185,212
                                            ==============    ===============     =============

Segment assets                              $      529,268    $       163,284     $     692,552
Add: Excess reorganization value
  and goodwill                                      62,467             12,262            74,729
                                            --------------    ---------------     -------------
Total consolidated assets                   $      591,735    $       175,546     $     767,281
                                            ==============    ===============     =============

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

3.   Related Party Transactions

     During 2001, 2000, and 1999, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled approximately $19,000 , $25,000 and $19,000 during 2001, 2000 and 1999, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 2001 over the next 18 to 24 months for an aggregate purchase price of approximately $26,000.

     During the years ended December 31, 2001, 2000 and 1999, NVR's corporate secretary and general counsel was a partner in a law firm that invoiced NVR approximately $720, $560 and $471, respectively, in fees and expenses for legal services.

4.   Loan Servicing Portfolio

     At December 31, 2001 and 2000, NVR was servicing approximately 2,200 and 3,000 mortgage loans for various investors with aggregate balances of approximately $223,000 and $275,000, respectively.

     At December 31, 2001, NVR had net capitalized mortgage servicing rights of $1,328 which related to approximately $139,000 of the aggregate $223,000 in loans serviced. The mortgage servicing rights associated with the remaining $84,000 in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR's adoption of SFAS No. 122 on January 1, 1995.

     NVR's permanent servicing portfolio has been fully amortized, and has a carrying value of zero. The amount capitalized on the balance sheet represents servicing rights that will be sold on a flow basis under existing sales contracts and are carried at their relative fair value.

5.   Property, Plant and Equipment, net

                                                           December 31,
                                                ----------------------------------
                                                    2001                  2000
                                                ------------          ------------
     Homebuilding:

     Office facilities and other                $      7,043          $      6,496
     Model home furniture and fixtures                11,680                 9,776
     Manufacturing facilities                          9,860                 9,196
     Property under capital leases                     7,631                 6,374
                                                ------------          ------------
                                                      36,214                31,842
     Less: accumulated depreciation                  (20,817)              (18,328)
                                                ------------          ------------
                                                $     15,397          $     13,514
                                                ============          ============

     Mortgage Banking:

     Office facilities and other                $      2,327          $      5,372
     Less: accumulated depreciation                   (1,546)               (3,021)
                                                ------------          ------------
                                                $        781          $      2,351
                                                ============          ============

     Certain property, plant and equipment listed above are collateral for various debt of NVR and certain of its subsidiaries as more fully described in note 6.

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

6.   Debt

                                                                      December 31,
                                                        -------------------------------------
                                                             2001                    2000
                                                        ---------------         -------------
     Homebuilding:
         Notes payable:
         Working capital revolving credit (a)           $             -         $           -
         Other                                                        -                   210
                                                        ---------------         -------------
                                                        $             -         $         210
                                                        ===============         =============
         Other term debt:
         Capital lease obligations due
           in monthly installments through 2016 (b)     $         5,259         $       4,957
                                                        ===============         =============
         Senior notes (c)                               $       115,000         $     115,000
                                                        ===============         =============
     Mortgage Banking:
         Mortgage warehouse revolving credit (d)        $       115,057         $      53,190
         Mortgage repurchase facility (e)                         3,464                     -
         Capital lease and financing
            obligations due in monthly
            installments through 2004 (b)                           190                   298
                                                        ---------------         -------------
                                                        $       118,711         $      53,488
                                                        ===============         =============

(a) The Company, as borrower, has available an unsecured working capital revolving credit facility (the "Facility") that currently provides for unsecured borrowings up to $85,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR's homebuilding segment. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit, of which $17,798 and $15,779 were issued at December 31, 2001 and 2000, respectively. The Facility expires May 31, 2004 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Facility agent or
(ii) 1.35% above the Eurodollar Rate. The weighted average interest rates for the amounts outstanding under the Facility were 4.2% and 8.0% for 2001 and 2000, respectively. At December 31, 2001, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

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

(b) The capital lease obligations have fixed interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $5,346 and $5,900 at December 31, 2001 and 2000, respectively.

     The following schedule provides future minimum lease payments under all financing and capital leases together with the present value as of December 31, 2001:

                               Years ending December 31,
                   ----------------------------------------------
                   2002                               $     1,062
                   2003                                     1,010
                   2004                                       925
                   2005                                       841
                   2006                                       669
                   Thereafter                               5,472
                                                      -----------
                                                            9,979
                   Amount representing interest            (4,530)
                                                      -----------
                                                      $     5,449
                                                      ===========

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

     On April 14, 1998, the Company completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the "Senior Notes"), resulting in aggregate net proceeds to the Company of approximately $142,800 after fees and expenses. The Senior Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company's other existing and future unsecured indebtedness. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption prices ranging from 104% of par in 2003 to par beginning in 2005.

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

     On February 27, 2001, NVR successfully completed a solicitation of consents from holders of its Senior Notes to amend the Indenture governing the Senior Notes. The amendment to the Indenture provides for NVR to repurchase up to an aggregate $85,000 of its Capital Stock in one or more open market and/or privately negotiated transactions through March 31, 2002. As of December 31, 2001, NVR had fully utilized the $85,000 for its intended purpose. In March 2001, NVR paid to each holder of the Notes who provided consent, an amount equal to 4.5% of the principal amount of such holder's Notes.

     During 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of Senior Notes. The Senior Notes were purchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Senior Notes outstanding at December 31, 2001.

(d) The mortgage warehouse facility ("Mortgage Warehouse Revolving Credit") of NVR Finance had a borrowing limit at December 31, 2001 of $175,000. The borrowing limit was reduced to $125,000 on January 1, 2002. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate ("Libor") plus 1.25%, or (ii) 1.25% to the extent that NVR Finance provides compensating balances. The weighted average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 2.3% and 3.3% during 2001 and 2000, respectively. Primarily mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is an annually renewable facility and currently expires August 30, 2002.

     The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVR Finance incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVR Finance is required to maintain a minimum net worth of $10,000.

(e) NVR Finance from time to time enters into various gestation and repurchase agreements. NVR Finance currently has available an aggregate of $75,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVR Finance to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted average interest rates for amounts outstanding under these uncommitted facilities were 4.3% and 6.7% during 2001 and 2000, respectively. The average amount outstanding under these uncommitted facilities was $14,297 and $33,117 during 2001 and 2000 respectively.

                                    * * * * *

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Senior Notes as of December 31, 2001 are as follows:

                               Years ending December 31,
                        --------------------------------------
                        2002                       $   119,006
                        2003                               471
                        2004                               421
                        2005                           115,378
                        2006                               235
                        Thereafter                       3,459

     The $119,006 maturing in 2002 includes $115,057 of borrowings under the Mortgage Warehouse Revolving Credit facility that were repaid in January 2002. The $115,378 maturing during 2005 includes $115,000 of Senior Notes which mature in June 2005.

     At December 31, 2001, the homebuilding and mortgage banking segments had restricted cash of $2,692 and $2,510, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

7.   Common Stock and Forward Purchase Contract Obligation

     There were 7,475,033 and 8,858,694 common shares outstanding at December 31, 2001 and 2000, respectively. As of December 31, 2001, NVR had reacquired a total of 15,297,097 shares of NVR common shares at an aggregate cost of $530,320 since December 31, 1993. There have been 2,157,765 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. During 2001, 344,055 such shares were issued.

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

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

8.     Income Taxes

         The provision for income taxes consists of the following:

                                       Year Ended               Year Ended          Year Ended
                                    December 31, 2001        December 31, 2000   December 31, 1999
                                    -----------------        -----------------   -----------------
         Current:

              Federal                  $    139,501           $   101,267        $      72,664
              State                          24,640                14,324               15,578
         Deferred:

              Federal                        (5,209)               (6,560)              (8,374)
              State                          (1,068)                 (423)              (3,537)
                                       ------------           -----------         ------------
                                       $    157,864           $   108,608         $     76,331
                                       ============           ===========         ============


     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders' equity:

                                        Year Ended               Year Ended         Year Ended
                                    December 31, 2001        December 31, 2000   December 31, 1999
                                   ------------------        -----------------   -----------------
Income tax benefits arising from
   compensation expense for tax
   purposes in excess of amounts
   recognized for financial
   statement purposes                  $     17,363            $      4,628        $      7,542
                                       ============            ============        ============


     Deferred income taxes on NVR's consolidated balance sheets are comprised of the following:

                                                                     December 31,
                                                       ----------------------------------------
                                                            2001                      2000
                                                       --------------             -------------
                  Deferred tax assets:
                     Other accrued expenses            $       24,053             $      21,945
                     Deferred compensation                     21,031                    17,290
                     Uniform capitalization                     4,672                     3,893
                     Other                                      5,228                     7,075
                                                       --------------             -------------
                  Total deferred tax assets                    54,984                    50,203
                  Less: deferred tax liabilities                2,860                     5,302
                                                       --------------             -------------
                                                       $       52,124             $      44,901
                                                       ==============             =============

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.

     Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Taxable income was approximately $360,857 and $282,523 for the years ended December 31, 2001 and 2000.

     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income of 35% before income taxes and extraordinary losses is as follows:

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                               Year Ended            Year Ended           Year Ended
                                            December 31, 2001     December 31, 2000     December 31, 1999
                                            -----------------     -----------------     -----------------
Income taxes computed at the
   Federal statutory rate                   $      138,131        $       93,399        $      64,824
State income taxes, net of Federal
   income tax benefit                               15,322                 9,036                7,827
Non-deductible amortization                          2,537                 2,345                2,729
Other, net                                           1,874                 3,828                  951
                                            --------------        --------------        -------------
                                            $      157,864        $      108,608        $      76,331
                                            ==============        ==============        =============


     In January 2002, NVR amended one of its long-term cash incentive plans, requiring executive officers to defer receipt of payments due under the plan until separation of service with NVR. The effect of this amendment, estimated to produce approximately an $8,000 deferred tax benefit for compensation expensed prior to December 31, 2001, will reduce NVR's 2002 effective tax rate below current levels as a result of converting these compensation-related permanent tax differences to temporary differences as of the amendment date.

9.   Profit Sharing and Incentive Plans

     Profit Sharing Plans--NVR has a trustee-administered, profit sharing retirement plan (the "Profit Sharing Plan") and an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the "Board"). The combined plan expense for the years ended December 31, 2001, 2000 and 1999 was $8,250, $8,320 and $7,712,
respectively. During 2001 and 2000, the ESOP purchased in the open market 53,930 shares and 11,000 shares, respectively, of NVR common stock using cash contributions provided by NVR. As of December 31, 2001, all shares held by the ESOP have been committed to be released to participant accounts.

     High Performance Compensation Plans--The Company has established the High Performance Compensation Plan (the "HP Plan") to reward executive officers and other key personnel for superior performance and to encourage retention of key personnel. Performance is measured under the HP Plan based upon the Company's earnings per share growth over a three-year period as compared to an established threshold. Any compensation benefits earned by Participants under the HP Plan vest in one-third increments on the last day of each of the three years immediately succeeding the measurement period based upon continued employment by the Participant. Compensation expense recognized pursuant to the HP Plan totaled $14,946, $24,264 and $11,095 at December 31, 2001, 2000 and 1999, respectively.

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

     Under the 1994 Management Incentive Plan (the "1994 Incentive Plan"), executive officers and other employees of the Company were eligible to receive stock options (the "1994 NVR Share Options") and performance shares (the "1994 Performance Shares"). There were 48,195 1994 NVR Share Options and

                                    NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options generally expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 1999. All 1,124,929 1994 Performance Shares have been granted to employees under the 1994 Incentive Plan, and all 1994 Performance Shares were vested as of December 31, 1999. Compensation expense of $18,670 was recognized for the 1994 Performance Shares in 1999.

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

     During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (The "2000 Plan"). There are 2,000,000 non-qualified stock options ("Options") authorized under the 2000 Plan. Grants under the 2000 Plan will be available to both employees and members of the Board. The distribution of options to key employees and members of the board, in aggregate are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will generally expire 10 years from the date of grant, and will vest in 25% increments on each of December 31, 2006, 2007, 2008 and 2009.

     Stock option activity by option plan for the years presented is as follows:

                                            2001                 2000                      1999
                                    -----------------     ------------------     --------------------
                                            Weighted              Weighted                   Weighted
                                             Average               Average                    Average
                                            Exercise              Exercise                   Exercise
1993 NVR Share Options            Options     Prices      Options   Prices       Options       Prices
----------------------            -------     ------      -------   ------       -------       ------
Options outstanding at the
  beginning of the year            219,096   $   7.71     359,771  $  7.60         830,971   $   7.60
Granted                                  -   $      -           -  $     -               -   $      -
Canceled                                 -   $      -           -  $     -               -   $      -
Exercised                          (74,693)  $   7.66    (140,675) $  8.01        (471,200)  $   7.62
                                ----------             ----------               ----------
Outstanding at end of year         144,403   $   7.73     219,096  $  7.71         359,771   $   7.60
                                ==========             ==========               ==========
Exercisable at end of year         144,403   $   7.73     219,096  $  7.71         359,771   $   7.60
                                ==========             ==========               ==========
1994 NVR Share Options
----------------------
Options outstanding at the
  beginning of the year             16,396   $  20.35      35,032  $ 20.86          43,363   $  19.54
Granted                                  -   $      -           -  $     -               -   $      -
Canceled                                 -   $      -           -  $     -               -   $      -
Exercised                           (6,234)  $  25.08     (18,636) $ 21.30          (8,331)  $  14.00
                                ----------             ----------               ----------
Outstanding at end of year          10,162   $  17.46      16,396    20.35          35,032   $  20.86
                                ==========             ==========               ==========
Exercisable at end of year          10,162   $  17.46      16,396  $ 20.35          29,569   $  19.02
                                ==========             ==========               ==========
1996 Option Plan
----------------
Options outstanding at the
  beginning of the year          1,847,405   $  15.83   1,891,905  $ 14.70       1,753,405   $  11.42
Granted                            106,000   $ 125.83      85,000  $ 56.84         200,500   $  42.65
Canceled                            (6,333)  $  15.69    (111,067) $ 26.31         (62,000)  $  12.48
Exercised                         (191,253)  $  23.43     (18,433) $ 25.50               -   $      -
                                ----------             ----------               ----------
Outstanding at end of year       1,755,819   $  21.48   1,847,405  $ 15.83       1,891,905   $  14.70
                                ==========             ==========               ==========
Exercisable at end of year       1,040,934   $  14.63     615,802  $ 15.83               -   $      -
                                ==========             ==========               ==========
1998 Option Plan
----------------
Options outstanding at the
  beginning of the year          1,000,000   $  49.57     927,000  $ 47.63               -   $      -
Granted                              2,500   $  91.25     104,500  $ 66.18         927,000   $  47.63
Canceled                            (4,000)  $  51.28     (31,500) $ 47.63               -   $      -
Exercised                                -   $      -           -  $     -               -   $      -
                                ----------             ----------               ----------
Outstanding at end of year         998,500   $  49.66   1,000,000  $ 49.57         927,000   $  47.63
                                ==========             ==========               ==========
Exercisable at end of year               -   $      -           -  $     -               -   $      -
                                ==========             ==========               ==========

2000 Option Plan
----------------
Options outstanding at the
  beginning of the year                  -   $      -           -  $     -               -   $      -
Granted                          1,823,100   $ 188.86           -  $     -               -   $      -
Canceled                                 -   $      -           -  $     -               -   $      -
Exercised                                -   $      -           -  $     -               -   $      -
                                ----------             ----------               ----------
Outstanding at end of year       1,823,100   $ 188.86           -  $     -               -   $      -
                                ==========             ==========               ==========
Exercisable at end of year               -   $      -           -  $     -               -   $      -
                                ==========             ==========               ==========

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

                                                                        Weighted
                                                         Weighted       Average
                                                         Average        Remaining
                                                         Exercise       Contractual
Range of Exercise Prices                   Number        Price          Life in Years
------------------------                   ------        --------       -------------
1993 NVR Share Options
----------------------
Outstanding at December 31, 2001:
     $  5.06 - $  6.41                       3,400        $  5.95            3.4
     $  7.62 - $  9.11                     141,003        $  7.78            1.9
Exercisable at December 31, 2001
     $  5.06 - $  6.41                       3,400        $  5.95
     $  7.62 - $  9.11                     141,003        $  7.78
1994 NVR Share Options
----------------------
Outstanding at December 31, 2001:
     $ 14.00 - $ 25.00                      10,162        $ 17.46            5.7
Exercisable at December 31, 2001:
     $ 14.00 - $ 25.00                      10,162        $ 17.46
1996 Option Plan
----------------
Outstanding at December 31, 2001:
     $  9.13 - $ 10.63                   1,377,404        $ 10.60            4.4
     $ 14.00 - $ 21.00                     101,511        $ 18.03            5.8
     $ 22.63 - $ 25.00                      10,740        $ 23.82            6.0
     $ 38.00 - $ 52.75                     132,804        $ 44.28            7.6
     $ 62.13 - $ 81.75                      32,360        $ 72.24            8.7
     $ 92.15 - $105.46                      51,500        $105.07            8.7
     $146.00 - $180.00                      49,500        $155.32            9.4
Exercisable at December 31, 2001:
     $  9.13 - $ 10.63                     887,403        $ 10.61
     $ 14.00 - $ 21.00                      56,511        $ 18.19
     $ 22.63 - $ 25.00                       6,272        $ 23.99
     $ 38.00 - $ 52.75                      71,471        $ 44.34
     $ 62.13 - $ 81.75                      18,277        $ 72.21
     $146.00 - $180.00                       1,000        $146.00
1998 Option Plan *
------------------
Outstanding at December 31, 2001:
     $ 43.50 - $ 62.13                     941,000        $ 47.88            7.4
     $ 72.00 - $ 91.25                      57,500        $ 78.86            7.4
2000 Option Plan *
------------------
Outstanding at December 31, 2001:
     $151.00 - $189.00                   1,823,100        $188.86            9.3

*None of the options outstanding under this Option Plan are exercisable at December 31, 2001.

     The weighted average per share fair values of grants made in 2001, 2000 and 1999 for management incentive plans were $116.88, $39.76 and $29.41, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                        2001             2000              1999
                                   --------------    -------------    -------------
     Estimated option life               10 years         10 years         10 years
     Risk free interest rate                5.47%            6.12%            5.94%
     Expected volatility                   42.38%           40.77%           40.19%
     Expected dividend yield                0.00%            0.00%            0.00%

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

     The members of Board of Directors also participate in the 2000 Broadly-Based Stock Option Plan. See description on page 41 herein.

                                          2001                       2000                      1999
                                     -----------------       -------------------        -----------------
                                              Exercise                Exercise                   Exercise
1993 Directors' Plan                Options      Price      Options      Price         Options      Price
--------------------                -------      -----      -------      -----         -------      -----
Options outstanding at the
  beginning of the year              45,500    $ 16.60      101,000    $ 16.60         113,750   $  16.60
Granted                                   -    $     -            -    $     -               -   $      -
Canceled                                  -    $     -            -    $     -               -   $      -
Exercised                           (22,750)   $ 16.60      (55,500)   $ 16.60         (12,750)  $  16.60
                                 ----------               ---------                -----------
Outstanding at end of year           22,750    $ 16.60       45,500    $ 16.60         101,000   $  16.60
                                 ==========               =========                ===========
Exercisable at end of year           22,750    $ 16.60       45,500    $ 16.60         101,000   $  16.60
                                 ==========               =========                ===========
1996 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year             152,000    $ 10.25      168,000    $ 10.25         168,000   $  10.25
Granted                                   -    $     -            -    $     -               -   $      -
Canceled                                  -    $     -            -    $     -               -   $      -
Exercised                           (46,000)   $ 10.25      (16,000)   $ 10.25               -   $      -
                                 ----------               ---------                -----------
Outstanding at end of year          106,000    $ 10.25      152,000    $ 10.25         168,000   $  10.25
                                 ==========               =========                ===========
Exercisable at end of year          106,000    $ 10.25       96,000    $ 10.25          56,000   $  10.25
                                 ==========               =========                ===========
1998 Directors' Plan
--------------------
Options outstanding at the
  beginning of the year              78,125    $ 49.06       87,500    $ 49.06               -   $      -
Granted                                   -    $     -            -    $     -          87,500   $  49.06
Canceled                                  -    $     -        9,375    $ 49.06               -   $      -
Exercised                            (3,125)   $ 49.06            -    $     -               -   $      -
                                 ----------               ---------                -----------
Outstanding at end of year           75,000    $ 49.06       78,125    $ 49.06          87,500   $  49.06
                                 ==========               =========                ===========
Exercisable at end of year                -    $     -            -    $     -               -   $      -
                                 ==========               =========                ===========

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

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

     SFAS No. 123 requires companies who continue to apply Opinion 25 to account for their stock-based employee compensation arrangements to provide pro forma net income and earnings per share as if the fair value based method had been used to account for compensation cost. Accordingly, pro forma net income and earnings per share would have been $215,609 ($22.63 diluted share), $152,503 ($14.44 per diluted share) and $104,122 ($8.61 per diluted share) for the years ended December 31, 2001, 2000 and 1999, respectively, if the Company had accounted for its stock based employee compensation arrangements using the fair value method. The 2001, 2000 and 1999 effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income and earnings per share for future years because the number of option grants and the fair value assigned to future grants could differ.

     To minimize the non-deductibility of executive compensation expense due to the limitations of Section 162(m) of the Internal Revenue Code and still maintain the ability to competitively compensate the Company's executive officers, the Company established a deferred compensation plan ("Deferred Comp Plan"). The specific purpose of the Deferred Comp Plan was to establish a vehicle whereby the executive officers could defer the receipt of compensation that otherwise would be nondeductible for tax purposes by the Company into a period where the Company would realize a tax deduction for the amounts paid. The Deferred Comp Plan is also available to other members of the Company's management group. Amounts deferred into the Deferred Comp Plan are invested in NVR common stock and are paid out in a fixed number of shares upon expiration of the deferral period.

     The Deferred Comp Plan Trust was funded during the first quarter of 2000 with 305,863 NVR shares issued from the Company's treasury stock account. In addition, the Deferred Comp Plan Trust purchased 34,840 NVR common shares on the open market at an aggregate cost of $1,606. The compensation deferred was related to benefits earned by NVR employees under the Company's 1994 Management Equity Incentive Plan and the 1996 High Performance Plan. During 2000, 3,000 shares were distributed from the Deferred Comp Plan. During 2001, the Deferred Comp Plan was funded with 29,915 shares of stock obtained from the settlement of the forward purchase contract in January 2001 and 26,337 shares of stock purchased on the open market at an aggregate cost of $4,744. The 2001 contributions were related to benefits earned under the 1996 High Performance Plan and the annual incentive plan. At December 31, 2001 there are 393,955 shares held by the Deferred Comp Plan. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company's earnings per share calculation for the years ended December 31, 2001 and 2000.

10.  Commitments and Contingent Liabilities

     NVR is committed under several non-cancelable operating leases involving office space, model homes, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 2001 are as follows:

                                Years ended December 31,
                       --------------------------------------------
                       2002                             $    14,491
                       2003                                   8,874
                       2004                                   6,076
                       2005                                   3,706
                       2006                                   2,417
                       Thereafter                            10,836
                                                        -----------
                                                        $    46,400
                                                        ===========

     Total rent expense incurred under operating leases was approximately $16,492, $12,000, and $10,800 for the years ended December 31, 2001, 2000 and
1999, respectively.

     NVR is not in the land development business. NVR generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. NVR

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

purchases finished lots under option contracts which typically require deposits which may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percent of the aggregate acquisition value of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. At December 31, 2001, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $21,000.

     On a very limited basis, NVR also obtains a supply of finished lots using unconsolidated limited liability land corporations ("LLLC's"). All LLLC's are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. Accordingly, such investments are accounted for under the equity method of accounting. NVR is not a borrower, guarantor or obligor on any of the LLLC's debt. At December 31, 2001, NVR had an aggregate investment of approximately $3,500 in LLLC's, which controlled approximately 1,000 lots.

     At December 31, 2001, NVR was committed to purchase approximately 40 finished lots for an aggregate purchase price of approximately $3,200 under specific performance contracts.

     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $26,501 (includes $17,798 for letters of credit as described in note 6(a) herein) of contingent obligations under such agreements as of December 31, 2001. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

     NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of NVR.

11.  Mortgage Banking Segment Restructuring Plan

     During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company's homebuilding customers. The plan specifically entailed the closure of all of the Company's retail operations, including all of the retail branches acquired from the acquisition of First Republic acquired in March 1999. This action was consistent with the Company's decision in December 1999 to exit the wholesale mortgage origination business. The Company's mortgage banking operation is now solely focused on serving the Company's homebuilding operations. The restructuring plan was substantially completed during the second quarter of 2000.

     As a result of the restructuring, the Company recorded a restructuring and asset impairment charge of $5,726 in the first quarter of 2000. A detail of the costs comprising the total charge incurred in the first quarter is as follows:

          Write off of First Republic goodwill          $ 2,575
          Noncancelable office and equipment leases       1,480
          Asset impairments                               1,362
          Severance                                         309
                                                        -------
          Total                                         $ 5,726
                                                        =======

     During 2001 and 2000, approximately $797 and $863, respectively, in severance and lease costs was applied against the restructuring reserve. Approximately $129 of the restructuring accrual established at March 31, 2000, remains at December 31, 2001, and primarily relates to accrued lease costs.

                                   NVR, Inc.
                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

12.  Quarterly Results [unaudited]

     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2001 and 2000.

                                                         Year Ended December 31, 2001
                                     ------------------------------------------------------------------
                                           1st              2nd               3rd              4th
                                         Quarter          Quarter           Quarter          Quarter
                                     -------------     -------------    -------------     -------------
Revenues-homebuilding
  operations                         $     519,249     $     648,465    $     677,962     $     714,068
Gross profit - homebuilding
  operations                         $     112,084     $     142,789    $     147,921     $     154,660
Mortgage banking fees                $       9,990     $      12,915    $      13,922     $      15,764
Net income                           $      47,920     $      59,362    $      62,492     $      67,020
Diluted earnings per share           $        4.84     $        6.10    $        6.68     $        7.41
Contracts for sale, net
  of cancellations (units)                   2,823             3,342            1,857             2,760
Settlements (units)                          2,206             2,629            2,742             2,795
Backlog, end of period (units)               5,765             6,478            5,593             5,558
Loans closed                         $     359,475     $     481,568    $     503,065     $     541,287

                                                         Year Ended December 31, 2000
                                     ------------------------------------------------------------------
                                           1st              2nd               3rd              4th
                                         Quarter          Quarter           Quarter          Quarter
                                     -------------     -------------    -------------     -------------
Revenues-homebuilding
  operations                         $     490,581     $     558,506    $     602,485     $     616,238
Gross profit - homebuilding
  operations                         $      90,904     $     103,524    $     117,071     $     122,252
Mortgage banking fees                $       7,963     $       9,175    $      10,147     $      10,659
Net Income                           $      30,574     $      37,204    $      43,914     $      46,554
Diluted earnings per share           $        2.90     $        3.62    $        4.30     $        4.51
Contracts for sale, net
  of cancellations (units)                   2,609             3,010            2,180             2,469
Settlements (units)                          2,236             2,469            2,674             2,676
Backlog, end of period (units)               5,308             5,849            5,355             5,148
Loans closed                         $     469,598     $     467,818    $     401,037     $     411,267