Form 10-Q
period 2002-03-31
NVR INC
filed 2002-04-22
CIK 906163

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____ to ____

                         Commission file number 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                       54-1394360
-----------------------------                   ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

As of April 15, 2002 there were 7,212,856 total shares of common stock outstanding.

                                    NVR, Inc.
                                    Form 10-Q
                                     INDEX

===============================================================================================================
                                                                                                 Page
                                                                                                 ----


         Part I            FINANCIAL INFORMATION
         ------

         Item 1.           NVR, Inc. Condensed Consolidated Financial Statements
                           -----------------------------------------------------
                           Condensed Consolidated Balance Sheets at March 31, 2002
                           (unaudited) and December 31, 2001 ................................     3
                           Condensed Consolidated Statements of Income for the Three
                           Months Ended March 31, 2002 (unaudited) and
                           March 31, 2001 (unaudited) .......................................     5
                           Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 2002 (unaudited) and
                           March 31, 2001 (unaudited) .......................................     6
                           Notes to Condensed Consolidated Financial Statements .............     7

         Item 2.           Management's Discussion and Analysis of Financial

                           Condition and Results of Operations ..............................    11

         Part II           OTHER INFORMATION
         -------

         Item 4.           Submission of Matters to a Vote of Security Holders ..............    14

         Item 6.           Exhibits and Reports on Form 8-K .................................    14

                           Exhibit Index ....................................................    14

                           Signature ........................................................    15


PART I.  FINANCIAL INFORMATION
-------

Item 1.           Financial Statements
-------

                                    NVR, Inc.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                         March 31, 2002        December 31, 2001
                                                         --------------        -----------------
                                                           (unaudited)



ASSETS

      Homebuilding:

          Cash and cash equivalents                       $     73,621            $   134,181
          Receivables                                            6,387                  5,745
          Inventory:
            Lots and housing units, covered under
              sales agreements with customers                  389,590                356,275
            Unsold lots and housing units                       32,723                 37,265
            Manufacturing materials and other                    6,996                  8,835
                                                          ------------            -----------
                                                               429,309                402,375

          Property, plant and equipment, net                    15,030                 15,397
          Reorganization value in excess of amounts
            allocable to identifiable assets, net               41,580                 41,580
          Goodwill, net                                          6,379                  6,379
          Contract land deposits                               165,547                155,652
          Other assets                                          84,081                 76,556
                                                          ------------            -----------
                                                               821,934                837,865
                                                          ------------            -----------
      Mortgage Banking:

          Cash and cash equivalents                              3,893                  4,430
          Mortgage loans held for sale, net                    136,103                142,059
          Mortgage servicing rights, net                         5,306                  1,328
          Property and equipment, net                              776                    781
          Reorganization value in excess of amounts
            allocable to identifiable assets, net                7,347                  7,347
          Other assets                                           1,238                  1,237
                                                          ------------            -----------
                                                               154,663                157,182
                                                          ------------            -----------

              Total assets                                $    976,597            $   995,047
                                                          ============            ===========


                                                                     (Continued)


            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                  (dollars in thousands, except per share data)



                                                        March 31, 2002        December 31, 2001
                                                        --------------        -----------------
                                                          (unaudited)


 LIABILITIES AND SHAREHOLDERS'
   EQUITY

   Homebuilding:

       Accounts payable                                $    129,049            $   127,658
       Accrued expenses and other liabilities               132,241                114,781
       Obligations under incentive plans                     55,008                 72,241
       Customer deposits                                     98,698                 81,924
       Other term debt                                        5,181                  5,259
       Senior notes                                         115,000                115,000
                                                       ------------            -----------
                                                            535,177                516,863
                                                       ------------            -----------
   Mortgage Banking:

       Accounts payable and other liabilities                12,423                 10,355
       Notes payable                                        116,207                118,711
                                                       ------------            -----------
                                                            128,630                129,066
                                                       ------------            -----------

         Total liabilities                                  663,807                645,929
                                                       ------------            -----------

   Commitments and contingencies

   Shareholders' equity:

       Common stock, $0.01 par value; 60,000,000
         shares authorized; 20,614,365 shares
         issued as of March 31, 2002 and December 31,
         2001                                                   206                    206
       Additional paid-in-capital                           210,560                193,757
       Deferred compensation trust-371,788 and
         393,955 shares as of March 31, 2002
         and December 31, 2001, respectively, of
         NVR, Inc. common stock                             (23,157)               (24,201)
       Deferred compensation liability                       23,157                 24,201
       Retained earnings                                    713,317                636,604
       Less treasury stock at cost-13,426,743 and
         13,139,332 shares at March 31, 2002 and
         December 31, 2001, respectively                   (611,293)              (481,449)
                                                       ------------              ---------
         Total shareholders' equity                         312,790                349,118
                                                       ------------            -----------
             Total liabilities and shareholders'
               equity                                     $ 976,597              $ 995,047
                                                       ============            ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                         Three Months Ended        Three Months Ended
                                                            March 31, 2002            March 31, 2001
                                                        ----------------------   ---------------------


         Homebuilding:

             Revenues                                         $   674,982             $   519,249
             Other income                                             758                   1,058
             Cost of sales                                       (513,231)               (407,165)
             Selling, general and administrative                  (47,417)                (34,516)
             Amortization of reorganization value
               in excess of amounts allocable to
               identifiable assets/goodwill                             -                  (1,813)
                                                              -----------             -----------
             Operating income                                     115,092                  76,813
             Interest expense                                      (3,064)                 (2,771)
                                                              -----------             -----------
               Homebuilding income                                112,028                  74,042
                                                              -----------             -----------

         Mortgage Banking:

             Mortgage banking fees                                 14,861                   9,990
             Interest income                                        1,526                   1,258
             Other income                                             128                     141
             General and administrative                            (5,081)                 (4,918)
             Amortization of reorganization value
               in excess of amounts allocable to
               identifiable assets/goodwill                             -                    (272)
             Interest expense                                        (327)                   (374)
                                                              -----------             -----------
               Operating income                                    11,107                   5,825
                                                              -----------             -----------

         Total segment income                                     123,135                  79,867

             Income tax expense                                   (46,422)                (31,947)
                                                              -----------             -----------

             Net income                                       $    76,713             $    47,920
                                                              ===========             ===========


         Basic earnings per share                             $     10.37             $      5.74
                                                              ===========             ===========

         Diluted earnings per share                           $      8.17             $      4.84
                                                              ===========             ===========


            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                        Three Months Ended      Three Months Ended
                                                                          March 31, 2002           March 31, 2001
                                                                       ---------------------     ------------------

Cash flows from operating activities:

   Net income                                                             $      76,713         $      47,920
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
   Depreciation and amortization                                                  1,777                 3,240
   Mortgage loans closed                                                       (477,737)             (359,475)
   Proceeds from sales of mortgage loans                                        489,140               363,696
   Gain on sales of mortgage servicing rights                                      (316)                 (378)
   Gain on sale of loans                                                        (10,761)               (6,445)
   Net change in assets and liabilities
     Increase in inventories                                                    (26,934)              (39,035)
     Increase in contract land deposits                                          (9,895)              (15,588)
     Increase in receivables                                                       (645)               (3,272)
     Increase in accounts payable and accrued expenses                           60,260                34,324
     Decrease in obligations under incentive plans                              (17,233)              (19,481)
   Other, net                                                                    (5,496)               (3,042)
                                                                          -------------         -------------

Net cash provided by operating activities                                        78,873                 2,464
                                                                          -------------         -------------

Cash flows from investing activities:

   Purchase of property, plant and equipment                                       (985)                 (633)
   Principal payments on mortgage loans held for sale                               688                   187
   Proceeds from sales of mortgage servicing rights, net                            456                 4,474
   Other, net                                                                        22                    (1)
                                                                          -------------         -------------

   Net cash provided by investing activities                                        181                 4,027
                                                                          -------------         -------------

Cash flows from financing activities:

   Purchase of NVR common stock for
     funding of deferred compensation plan                                      (37,469)               (3,542)
    Net (repayments) borrowings under notes payable and other
     term debt                                                                   (2,582)               52,537
   Payment of senior note consent fees                                           (2,125)               (4,928)
   Redemption of mortgage-backed bonds                                                -                  (186)
   Purchase of treasury stock                                                  (103,339)              (82,798)
   Proceeds from exercise of stock options                                        5,364                 3,996
                                                                          -------------         -------------

   Net cash used by financing activities                                       (140,151)              (34,921)
                                                                          -------------         -------------

   Net decrease in cash and cash equivalents                                    (61,097)              (28,430)
   Cash and cash equivalents, beginning of the period                           138,611               137,708
                                                                          -------------         -------------

   Cash and cash equivalents, end of period                               $      77,514         $     109,278
                                                                          =============         =============

Supplemental disclosures of cash flow information:

   Interest paid during the period                                        $         648         $         845
                                                                          =============         =============
   Income taxes paid, net of refunds                                      $      12,344         $      10,119
                                                                          =============         =============



            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)


1.       Basis of Presentation

         The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         For the quarters ended March 31, 2002 and 2001, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.       Shareholders' Equity

         A summary of changes in shareholders' equity is presented below:



                                                    Additional                                       Deferred      Deferred
                                     Common          Paid-In         Retained        Treasury          Comp.         Comp.
                                     Stock           Capital          Earnings         Stock           Trust       Liability
                                    --------       ----------      -------------    -----------     ----------   ------------

Balance, December 31, 2001         $     206          $193,757       $   636,604     $(481,449)      $  (24,201)    $  24,201

Net income                                 -                 -            76,713             -                -             -
Deferred compensation activity             -                 -                 -             -            1,044        (1,044)
Purchase of common stock
  for treasury                             -                 -                 -      (103,339)               -            -
Purchase of common stock
  for deferred compensation plan           -                 -                 -       (37,469)                -
Option activity                            -             5,364                 -             -                -             -
Tax benefit from stock-based
  compensation activity                    -            22,403                 -             -                -             -
Treasury shares issued

  upon option exercise                     -           (10,964)                -        10,964                -             -
                                   ---------        ----------       -----------   -----------       ----------     ---------
Balance, March 31, 2002            $     206        $  210,560       $   713,317     $(611,293)      $  (23,157)    $  23,157
                                   =========        ==========       ===========   ===========       ==========     =========


         Approximately 263,400 options were exercised during the first quarter of 2002, with NVR receiving $5,364 in aggregate equity proceeds.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)

         The Company repurchased approximately 380,000 shares of its common stock at an aggregate purchase price of $103,339 during the three months ended March 31, 2002. In addition, 170,732 shares of the Company's common stock were purchased at an aggregate purchase price of $37,469 by the Company's Rabbi Trust, which holds the investments for the Deferred Compensation Plan. These shares are recorded in the Company's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4).

3.       Segment Disclosures

         NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 2002
-----------------------------------------



                                               Homebuilding      Mortgage Banking            Totals
                                               ------------      ----------------            ------


Revenues from external customers            $      674,982        $       14,861        $     689,843  (a)
Segment profit                                     112,028                11,107              123,135  (a)
Segment assets                                     773,975               147,316              921,291  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment assets to the respective amounts for the consolidated enterprise:



                                               Homebuilding      Mortgage Banking            Totals
                                               ------------      ----------------            ------


Segment assets                              $      773,975        $      147,316        $     921,291
Add:  Excess reorganization value
  and goodwill                                      47,959                 7,347               55,306
                                            --------------        --------------        -------------
Total consolidated assets                   $      821,934        $      154,663        $     976,597
                                            ==============        ==============        =============




For the Three Months Ended March 31, 2001
-----------------------------------------



                                              Homebuilding       Mortgage Banking            Totals
                                               ------------      ----------------            ------


Revenues from external customers            $      519,249        $        9,990        $     529,239  (c)
Segment profit                                      75,855                 6,097               81,952  (d)
Segment assets                                     675,163               137,367              812,530  (d)



(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:




                                               Homebuilding      Mortgage Banking            Totals
                                               ------------      ----------------            ------



Segment profit                              $       75,855        $        6,097        $      81,952
Less:  amortization of excess
  reorganization value and goodwill                 (1,813)                 (272)              (2,085)
                                            --------------        --------------        -------------
Consolidated income before income
  taxes                                     $       74,042        $        5,825        $      79,867
                                            ==============        ==============        =============

Segment assets                              $      675,163        $      137,367        $     812,530
Add:  Excess reorganization value
  and goodwill                                      53,400                 8,162               61,562
                                            --------------        --------------        -------------
Total consolidated assets                   $      728,563        $      145,529        $     874,092
                                            ==============        ==============        =============

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)

4.       Deferred Incentive Compensation Plan

         In January 2002, the Company amended the High Performance Compensation Plan (the "HP Plan") to require executive officers to defer receipt of compensation earned under the HP Plan for the three-year measurement period ended December 31, 2001 into the Deferred Compensation Plan until the officer's separation of service from the Company. The effect of this amendment is estimated to produce a $7,975 deferred tax benefit for compensation expense recognized for the HP Plan from inception through December 31, 2001. Amounts deferred into the Deferred Compensation Plan are invested in shares of NVR common stock, which, if vested, will be distributed to the executive officer upon the officer's separation of service. Shares held in the Deferred Compensation Plan for participants terminating prior to full vesting revert back to the Company, and any related compensation expense previously recognized will be reversed in the period of termination.

         The Company recognizes compensation expense using a graded vesting method over the six-year period from inception of the measurement period of the HP Plan through final vesting. During the first quarter of 2002 and 2001, the Company recognized compensation expense of $3,645 and $1,949, respectively, under the HP Plan covering the three-year measurement period ended December 31, 2001.

         During the first quarter of 2002, the Company contributed $37,469 to a Rabbi Trust, which holds the investment for the Deferred Compensation Plan, to fund the total obligations earned by the executive officers under the HP Plan for the three-year measurement period ended December 31, 2001. The Rabbi Trust in turn purchased 170,732 shares of NVR common stock in the open market. In accordance with Emerging Issue Task Force Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the shares purchased by the Rabbi Trust will be initially classified as treasury stock in the equity section of the accompanying balance sheet. At each vesting date, the historical basis of the vested shares will be reclassified to the deferred compensation trust caption in the equity section of the balance sheet. Additionally, the portion of the accrued compensation obligation previously expensed relative to the vested shares will be reclassified from obligations under incentive plans within the liability section of the balance sheet to the deferred compensation liability caption in the equity section. The deferred compensation trust and deferred compensation liability accounts will be relieved upon distribution of the shares.

         In accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), for purposes of calculating basic and diluted earnings per share, the Company classifies the vested shares held in the deferred compensation trust as outstanding shares, weighted to reflect the portion of the period during which the shares were vested. Unvested shares held in the deferred compensation trust are considered outstanding only for purposes of calculating diluted earnings per share. The dilutive effect of such shares is computed using the treasury stock method as defined in SFAS 128.

5.       Excess Reorganization Value and Goodwill

         The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which changed the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") from an amortization approach to an impairment-only approach. SFAS 142 requires goodwill and excess reorganization value, which is no longer subject to amortization, to be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted. The Company has completed the assessment of impairment during the first quarter of 2002 and determined that there is no impairment of either goodwill or excess reorganization value. Following is the pro forma effect of adoption of SFAS 142 on the three month period ended March 31, 2001:

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)


                                                For the Three Months Ended March 31,

                                                    2002                   2001
                                                 ---------               --------

Net income                                        $ 76,713              $ 47,920
Add back:
   Goodwill, net of tax                                  -                   165
   Excess reorganization value                           -                 1,812
                                                ----------            ----------
Adjusted net income                               $ 76,713              $ 49,897
                                                ==========            ==========

Basic earnings per share:

   Net income                                      $ 10.37                $ 5.74
   Goodwill amortization                                 -                  0.02
   Excess reorganization value amortization              -                  0.22
                                                ----------            ----------
   Adjusted net income                             $ 10.37                $ 5.98
                                                ==========            ==========

Diluted earnings per share:

   Net income                                       $ 8.17                $ 4.84
   Goodwill amortization                                 -                  0.02
   Excess reorganization value amortization              -                  0.18
                                                ----------            ----------
   Adjusted net income                              $ 8.17                $ 5.04
                                                ==========            ==========

Item 2.        Management's Discussion and Analysis of Financial Condition and
-------        Results of Operations

Forward-Looking Statements

         Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1834. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, NVR's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

         NVR, Inc. ("NVR") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below. Unless otherwise indicated, all references to dollars in this
Item 2 are in thousands, except per share and other share data.

Homebuilding Segment

Three Months Ended March 31, 2002 and 2001

         During the first quarter of 2002, homebuilding operations generated revenues of $674,982 compared to revenues of $519,249 in the first quarter of 2001. The change in revenues was due primarily to a 19% increase in the number of units settled to 2,628 units in 2002 from 2,206 units in 2001 and to a 9% increase in the average selling price to $256.3 in 2002 from $234.7 in 2001. The increase in settlements is a result of higher backlog at the beginning of the 2002 period as compared to the beginning of the same 2001 period and an improved backlog turn partially due to the mild winter conditions experienced in most of NVR's markets during the first quarter of 2002. The increase in the average selling price is attributable to a larger percentage of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR's single family attached homes, and to price increases in certain of NVR's markets. New orders increased 6% during the first quarter of 2002 to 2,989 units compared with the 2,823 new orders generated during the same period in 2001.

         Gross profit margins in the first quarter of 2002 increased to 24.0% as compared to 21.6% for the quarter ended March 31, 2001. The increase in gross margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, relatively stable costs for lumber and certain other commodities and to NVR's ongoing focus on controlling construction costs.

         Selling, general and administrative ("SG&A") expenses for the first quarter of 2002 increased $12,901 from the first quarter of 2001, and increased as a percentage of revenues to 7.0% in 2002 from 6.6% in the first quarter of 2001. The increase in SG&A dollars and as a percentage of revenues is primarily attributable to the aforementioned increase in revenues, an increase in personnel to facilitate continued growth in existing markets and increased costs for management incentive plans.

         Backlog units and dollars were 5,919 and $1,699,214, respectively, at March 31, 2002 compared to 5,765 and $1,490,932, respectively, at March 31, 2001 The increase in backlog dollars is primarily due to a 13% increase in the average selling price for the six-month period ended March 31, 2002 as compared to the same 2001 period.

Mortgage Banking Segment

Three Months Ended March 31, 2002 and 2001

         The mortgage banking segment had operating income of $11,107 during the quarter ended March 31, 2002 compared to operating income of $6,097 for the three months ended March 31, 2001. Loan closings were $477,737 and $359,475 for the three months ended March 31, 2002 and March 31, 2001, respectively, an increase of 33%. The $118,262 increase in the dollar volume of loan closings is primarily attributable to a 22% increase in the number of loans closed, and to a 9% increase in the average loan amount. The improvement in operating income is primarily the result of higher mortgage banking fees due to the increased closed loan volume, and to the segment's focus on controlling general and administrative costs. The mortgage banking segment continues to focus almost exclusively on serving NVR's homebuilding operations. This focus has resulted in the mortgage segment capturing an increased percentage of the loans and title work associated with the growing homebuilding segment's customer base. As noted above, the homebuilding segment's settlements increased to 2,628 in the first quarter of 2002 from 2,206 in the first quarter of 2001.

Liquidity and Capital Resources

         NVR has $255,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

         NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2004. The Facility provides for unsecured borrowings of up to $85,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $18,844 was outstanding at March 31, 2002. There were no direct borrowings outstanding under the Facility as of March 31, 2002. At March 31, 2002, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

         NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR's mortgage banking segment has available a mortgage warehouse facility with an aggregate available borrowing limit of $125,000 to fund its mortgage origination activities. There was $110,440 outstanding under this facility at March 31, 2002. NVR's mortgage banking segment also currently has available an aggregate of $75,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $5,603 outstanding under such gestation and repurchase agreements at March 31, 2002.

         On March 14, 2002, NVR successfully completed a solicitation of consents from holders of its 8% Senior Notes due 2005 ("Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows for NVR to repurchase up to an aggregate $100 million of its capital stock, in addition to that otherwise provided under the Company's Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. On March 19, 2002, NVR paid to each holder of the Notes who provided a consent, an amount equal to 2.0% of the principal amount of such holder's Notes. The aggregate fee paid was deferred and will be amortized as an adjustment to interest expense over the remaining life of the Notes.

         The Company repurchased approximately 380,000 shares of its common stock at an aggregate purchase price of $103,339 during the three months ended March 31, 2002. In addition, the Company's Rabbi Trust, which holds the investments for the Deferred Compensation Plan, purchased 170,732 shares of the Company's common stock at an aggregate purchase price of $37,469. The Rabbi Trust shares are recorded in the Company's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4). The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company's debt agreements.

         Management believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Part II.          OTHER INFORMATION
--------

Item 4.           Submission of Matters to a Vote of Security Holders
-------

                           During the first quarter of 2002, NVR commenced a
                  consent solicitation of the holders of its 8% Senior Notes due 2005 (the "Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows for NVR to repurchase up to an aggregate $100 million of its capital stock, in addition to that otherwise provided under the Company's Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. NVR paid to each holder of the Notes who provided a consent, an amount equal to 2.0% of the principal amount of such holder's Notes. The consent was successfully completed on March 14, 2002.

Item 6.           Exhibits and Reports on Form 8-K
-------

                  (a)  Exhibits:

                  11. Computation of Earnings per Share.

                  (b)  Reports on Form 8-K

                           Form 8-K filed March 4, 2002, announcing the
                   solicitation of consents from holders of NVR's 8% Senior Notes due 2005 (the "Notes") to amend the Indenture governing the Notes.

                           Form 8-K filed March 15, 2002, announcing the
                  successful completion of the solicitation of consents from holders of the Notes to amend the Indenture governing the Notes.

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



April 22, 2002                       NVR, Inc.



                                     By:   /s/  Paul C. Saville
                                          ------------------------------------
                                          Paul C. Saville
                                          Executive Vice President Finance and
                                          Chief Financial Officer