Form 10-Q
period 2002-06-30
NVR INC
filed 2002-07-24
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____ to ____

                         Commission File Number: 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                     54-1394360
-----------------------------               ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        7601 Lewinsville Road, Suite 300
                             McLean, Virginia 22102
                                 (703) 761-2000
--------------------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                (Not Applicable)
--------------------------------------------------------------------------------
   Former name, former address, and former fiscal year if changed since last report)


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

As of July 22, 2002 there were 7,586,208 total shares of common stock outstanding.

                                    NVR, Inc.
                                    Form 10-Q
                                      INDEX

================================================================================ ==============
                                                                                     Page
                                                                                     ----

     Part I            FINANCIAL INFORMATION
     ------

     Item 1.           NVR, Inc. Condensed Consolidated Financial Statements
                       -----------------------------------------------------
                       Condensed Consolidated Balance Sheets at June 30, 2002
                       (unaudited) and December 31, 2001 .........................    3
                       Condensed Consolidated Statements of Income for the
                       Three Months Ended June 30, 2002 (unaudited)
                       and June 30, 2001 (unaudited) and the
                       Six Months Ended June 30, 2002 (unaudited)
                       and June 30, 2001 (unaudited) .............................    5
                       Condensed Consolidated Statements of Cash Flows for
                       the Six Months Ended June 30, 2002 (unaudited) and
                       June 30, 2001 (unaudited) .................................    6
                       Notes to Condensed Consolidated Financial Statements ......    7

     Item 2.           Management's Discussion and Analysis of Financial

                       Condition and Results of Operations .......................   11

     Part II           OTHER INFORMATION
     -------

     Item 4.           Submission of Matters to a Vote of Security Holders .......   14

     Item 6.           Exhibits and Reports on Form 8-K ..........................   14

                       Exhibit Index .............................................   14

                       Signature .................................................   15

PART I.  FINANCIAL INFORMATION
-------

Item 1.           Financial Statements
-------

                                    NVR, Inc.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                   June 30, 2002        December 31, 2001
                                                                   -------------        -----------------

         ASSETS                                                     (unaudited)
              Homebuilding:
                  Cash and cash equivalents                       $     93,532            $   134,181
                  Receivables                                            8,059                  5,745
                  Inventory:
                    Lots and housing units, covered under
                      sales agreements with customers                  432,745                356,275
                    Unsold lots and housing units                       26,816                 37,265
                    Manufacturing materials and other                    7,540                  8,835
                                                                  ------------            -----------
                                                                       467,101                402,375

                  Property, plant and equipment, net                    14,639                 15,397
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net               41,580                 41,580
                  Goodwill, net                                          6,379                  6,379
                  Contract land deposits                               196,899                155,652
                  Other assets                                          87,740                 76,556
                                                                  ------------            -----------
                                                                       915,929                837,865
                                                                  ------------            -----------
              Mortgage Banking:
                  Cash and cash equivalents                              3,023                  4,430
                  Mortgage loans held for sale, net                    142,258                142,059
                  Mortgage servicing rights, net                         5,317                  1,328
                  Property and equipment, net                              713                    781
                  Reorganization value in excess of amounts
                    allocable to identifiable assets, net                7,347                  7,347
                  Other assets                                           3,596                  1,237
                                                                  ------------            -----------
                                                                       162,254                157,182
                                                                  ------------            -----------

                      Total assets                                $  1,078,183            $   995,047
                                                                  ============            ===========

                                                                     (Continued)

           See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                  (dollars in thousands, except per share data)

                                                        June 30, 2002   December 31, 2001
                                                        -------------   -----------------
                                                         (unaudited)
  LIABILITIES AND SHAREHOLDERS'
       EQUITY

  Homebuilding:
      Accounts payable                                  $  150,136     $   127,658
      Accrued expenses and other liabilities                93,572         114,781
      Obligations under incentive plans                     75,235          72,241
      Customer deposits                                    113,859          81,924
      Other term debt                                        5,094           5,259
      Senior notes                                         115,000         115,000
                                                        ----------       ---------
                                                           552,896         516,863
                                                        ----------       ---------
  Mortgage Banking:
      Accounts payable and other liabilities                12,895          10,355
      Notes payable                                        124,707         118,711
                                                        ----------       ---------
                                                           137,602         129,066
                                                        ----------       ---------
        Total liabilities                                  690,498         645,929
                                                        ----------       ---------

  Commitments and contingencies

  Shareholders' equity:
      Common stock, $0.01 par value; 60,000,000 shares
        authorized; 20,614,365 shares issued as of
        June 30, 2002 and December 31, 2001                    206             206
      Additional paid-in-capital                           237,930         193,757
      Deferred compensation trust-371,788 and
        393,955 shares as of June 30, 2002
        and December 31, 2001, respectively, of
        NVR, Inc. common stock                             (23,157)        (24,201)
      Deferred compensation liability                       23,157          24,201
      Retained earnings                                    797,147         636,604
      Less treasury stock at cost-13,323,233 and
        13,139,332 shares at June 30, 2002 and
        December 31, 2001, respectively                   (647,598)       (481,449)
                                                        ----------       ---------
        Total shareholders' equity                         387,685         349,118
                                                        ----------       ---------
          Total liabilities and shareholders' equity    $1,078,183       $ 995,047
                                                        ==========       =========

      See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                            -------------------------------------   ------------------------------------
                                                  2002                   2001               2002             2001
                                            --------------        ---------------   ----------------    ----------------
   Homebuilding:
      Revenues                                 $   769,910        $   648,465         $ 1,444,892         $ 1,167,714
      Other income                                     702              1,250               1,460               2,308
      Cost of sales                               (585,828)          (505,676)         (1,099,059)           (912,841)
      Selling, general and administrative          (58,063)           (46,818)           (105,480)            (81,334)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill                 -             (1,814)                  -              (3,627)
                                               -----------        -----------         -----------         -----------
      Operating income                             126,721             95,407             241,813             172,220
      Interest expense                              (3,154)            (3,052)             (6,218)             (5,823)
                                               -----------        -----------         -----------         -----------
      Homebuilding income                          123,567             92,355             235,595             166,397
                                               -----------        -----------         -----------         -----------

   Mortgage Banking:
      Mortgage banking fees                         16,181             12,915              31,042              22,905
      Interest income                                1,492              1,406               3,018               2,664
      Other income                                     154                168                 282                 309
      General and administrative                    (6,372)            (7,223)            (11,453)            (12,141)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill                 -               (272)                  -                (544)
      Interest expense                                (464)              (413)               (791)               (787)
                                               -----------        -----------         -----------         -----------

      Mortgage banking income                       10,991              6,581              22,098              12,406
                                               -----------        -----------         -----------         -----------

   Total segment income                            134,558             98,936             257,693             178,803

      Income tax expense                           (50,728)           (39,574)            (97,150)            (71,521)
                                               -----------        -----------         -----------         -----------

   Net Income                                  $    83,830        $    59,362         $   160,543         $   107,282
                                               ===========        ===========         ===========         ===========

   Basic Earnings per Share:                   $     11.42        $      7.30         $     21.79         $     13.02
                                               ===========        ===========         ===========         ===========

   Diluted Earnings per Share:                 $      8.90        $      6.10         $     17.05         $     10.92
                                               ===========        ===========         ===========         ===========

           See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                               Six Months Ended June 30,
                                                                           --------------------------------

                                                                               2002                 2001
                                                                           -----------          -----------
Cash flows from operating activities:
   Net income                                                              $   160,543          $   107,282
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                                 3,613                7,262
   Mortgage loans closed                                                    (1,013,768)            (841,043)
   Proceeds from sales of mortgage loans                                     1,025,857              829,235
   Gain on sale of mortgage servicing rights                                      (292)                (411)
   Gain on sale of loans                                                       (22,806)             (15,635)
   Net change in assets and liabilities:
     Increase in inventories                                                   (64,726)             (60,464)
     Increase in receivables                                                    (2,361)              (6,080)
     Increase in contract land deposits                                        (41,247)             (28,980)
     Increase in accounts payable and accrued expenses                          93,897               49,198
     Increase (decrease) in obligations under
       incentive plans                                                           2,994               (8,573)
   Other, net                                                                   (9,243)              (2,903)
                                                                           -----------          -----------
   Net cash provided by operating activities                                   132,461               28,888
                                                                           -----------          -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                    (1,772)              (2,024)
   Principal payments on mortgage loans held for sale                              790                  399
   Proceeds from sales of mortgage servicing rights, net                         2,230                5,353
   Other, net                                                                       58                   70
                                                                           -----------          -----------

   Net cash provided by investing activities                                     1,306                3,798
                                                                           -----------          -----------

Cash flows from financing activities:
   Purchase of NVR common stock for
     funding of deferred compensation plan                                     (37,469)              (3,542)
   Net borrowings under notes payable and other
     term debt                                                                   5,831               56,774
   Payment of senior note consent fees                                          (2,125)              (4,928)
   Redemption of mortgage-backed bonds                                               -                 (526)
   Purchase of treasury stock                                                 (150,140)            (134,160)
   Proceeds from exercise of stock options                                       8,080                5,285
                                                                           -----------          -----------
   Net cash used by financing activities                                      (175,823)             (81,097)
                                                                           -----------          -----------

   Net decrease in cash                                                        (42,056)             (48,411)
   Cash, beginning of the period                                               138,611              137,708
                                                                           -----------          -----------
   Cash, end of period                                                     $    96,555          $    89,297
                                                                           ===========          ===========

Supplemental disclosures of cash flow information:
   Interest paid during the period                                         $     6,010          $     6,197
                                                                           ===========          ===========
   Income taxes paid, net of refunds                                       $    65,991          $    64,124
                                                                           ===========          ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
             (dollars in thousands, except per share and share data)

1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     For the quarters and six month periods ended June 30, 2002 and 2001, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                                  Additional                                    Deferred       Deferred
                                      Common        Paid-In       Retained       Treasury         Comp.          Comp.
                                       Stock        Capital       Earnings        Stock           Trust        Liability
                                     ---------     ---------     ----------      ---------      ---------      ---------
Balance, December 31, 2001           $     206     $ 193,757      $ 636,604      $(481,449)     $ (24,201)     $  24,201

Net income                                   -             -        160,543              -              -              -
Deferred compensation activity               -             -              -              -          1,044         (1,044)
Purchase of NVR common stock
  for treasury                               -             -              -       (150,140)             -              -
Purchase of NVR common stock
  for deferred compensation plan             -             -              -        (37,469)             -              -
Option activity                              -         8,080              -              -              -              -
Tax benefit from stock-based
  compensation activity                      -        57,553              -              -              -              -
Treasury shares issued
  upon option exercise                       -       (21,460)             -         21,460              -              -
                                     ---------     ---------      ---------      ---------      ---------      ---------
Balance, June 30, 2002               $     206     $ 237,930      $ 797,147      $(647,598)     $ (23,157)     $  23,157
                                     =========     =========      =========      =========      =========      =========

     Approximately 510,500 options to purchase shares of the Company's common stock were exercised during the first six months of 2002. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

         Subsequent to June 30, 2002, approximately 333,800 stock options were exercised. Year to date through the date of this filing, NVR received $11,627 in aggregate equity proceeds from the exercise of options and has recorded a tax benefit directly to equity of approximately $97,000.

         The Company repurchased 523,648 shares of its common stock at an aggregate purchase price of $150,140 during the six months ended June 30, 2002. In addition, 170,732 shares of the Company's common stock were purchased at an aggregate purchase price of $37,469 by the Company's Rabbi Trust, which holds the investments for the Deferred Compensation Plan. These shares are recorded in the Company's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4).

3.       Segment Disclosures

         NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2002
--------------------------------------

                                           Homebuilding     Mortgage Banking         Totals
                                           ------------     ----------------         ------
Revenues from external customers           $  1,444,892       $   31,042        $   1,475,934 (a)
Segment profit                                  235,595           22,098              257,693 (a)
Segment assets                                  867,970          154,907            1,022,877 (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment assets to the respective amounts for the consolidated enterprise:

                                           Homebuilding     Mortgage Banking         Totals
                                           ------------     ----------------         ------
Segment assets                             $   867,970        $   154,907       $   1,022,877
Add: Excess reorganization value
  and goodwill                                  47,959              7,347              55,306
                                           -----------        -----------       -------------
Total consolidated assets                  $   915,929        $   162,254       $   1,078,183
                                           ===========        ===========       =============

For the Three Months Ended June 30, 2002
----------------------------------------

                                           Homebuilding     Mortgage Banking         Totals
                                           ------------     ----------------         ------
Revenues from external customers           $   769,910        $    16,181       $     786,091 (c)
Segment profit                                 123,567             10,991             134,558 (c)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.



For the Six Months Ended June 30, 2001
--------------------------------------

                                           Homebuilding     Mortgage Banking         Totals
                                           ------------     ----------------         ------
Revenues from external customers           $  1,167,714       $    22,905       $   1,190,619 (d)
Segment profit                                  170,024            12,950             182,974 (e)
Segment assets                                  695,879           158,033             853,912 (e)

(d) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(e) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                           Homebuilding     Mortgage Banking         Totals
                                           ------------     ----------------         ------
Segment profit                             $    170,024       $    12,950       $     182,974
Less: amortization of excess
  reorganization value and goodwill              (3,627)             (544)             (4,171)
                                           ------------       -----------       -------------
Consolidated income before income taxes    $    166,397       $    12,406       $     178,803
                                           ============       ===========       =============

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)

                                           Homebuilding      Mortgage Banking      Totals
                                           ------------      ----------------      ------
Segment assets                             $   695,879         $   158,033      $  853,912
Add: Excess reorganization value
  and goodwill                                  51,587               7,890          59,477
                                           -----------         -----------      ----------
Total consolidated assets                  $   747,466         $   165,923      $  913,389
                                           ===========         ===========      ===========


For the Three Months Ended June 30, 2001
----------------------------------------

                                           Homebuilding      Mortgage Banking      Totals
                                           ------------      ----------------      ------
Revenues from external customers           $   648,465         $    12,915      $  661,380 (f)
Segment profit                                  94,169               6,853         101,022 (g)

(f) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(g) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                           Homebuilding      Mortgage Banking      Totals
                                           ------------      ----------------      ------
Segment profit                             $    94,169         $     6,853      $  101,022
Less: amortization of excess
  reorganization value and goodwill             (1,814)               (272)         (2,086)
                                           -----------        ------------      ----------
Consolidated income before income taxes    $    92,355        $      6,581      $   98,936
                                           ===========        ============      ==========


4.       Deferred Compensation Plan

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

         The Company recognizes compensation expense using a graded vesting method over the six-year period from inception of the measurement period of the HP Plan through final vesting. During the first six months of 2002 and 2001, the Company recognized compensation expense of $7,290 and $6,428, respectively, under the HP Plan covering the three-year measurement period ended December 31, 2001.

         During the first six months of 2002, the Company contributed $37,469 to a Rabbi Trust, which holds the investment for the Deferred Compensation Plan, to fund the total obligations earned by the executive officers under the HP Plan for the three-year measurement period ended December 31, 2001. The Rabbi Trust in turn purchased 170,732 shares of NVR common stock in the open market. In accordance with Emerging Issue Task Force Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the shares purchased by the Rabbi Trust will be initially classified as treasury stock in the equity section of the accompanying balance sheet. At each vesting date, the historical basis of the vested shares will be reclassified to the deferred compensation trust caption in the equity section of the balance sheet. Additionally, the portion of the accrued compensation obligation previously expensed relative to the vested shares will be reclassified from obligations under incentive plans within the liability section of the balance sheet to the deferred compensation liability caption in the equity section. The deferred compensation trust and deferred compensation liability accounts will be relieved upon distribution of the shares.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
            (dollars in thousands, except per share and share data)


         In accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), for purposes of calculating basic and diluted earnings per share, the Company classifies the vested shares held in the Rabbi Trust as outstanding shares, weighted to reflect the portion of the period during which the shares were vested. Unvested shares held in the Rabbi Trust are considered outstanding only for purposes of calculating diluted earnings per share. The dilutive effect of such shares is computed using the treasury stock method as defined in SFAS 128.

5.       Excess Reorganization Value and Goodwill

         The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which changed the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") from an amortization approach to an impairment-only approach. SFAS 142 requires goodwill and excess reorganization value, which is no longer subject to amortization, to be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted. The Company completed the assessment of impairment during the first quarter of 2002 and determined that there is no impairment of either goodwill or excess reorganization value. Following is the pro forma effect of adoption of SFAS 142 on the six-month period ended June 30, 2001:

                                            For the Six Months Ended June 30,
                                                 2002             2001
                                              ---------        ---------
Net income                                    $ 160,543        $ 107,282
Add back:
   Goodwill, net of tax                               -              331
   Excess reorganization value                        -            3,624
                                              ---------        ---------
Adjusted net income                           $ 160,543        $ 111,237
                                              =========        =========

Basic earnings per share:
   Net income                                 $   21.79        $   13.02
   Goodwill amortization                              -             0.04
   Excess reorganization value amortization           -             0.44
                                              ---------        ---------
   Adjusted net income                        $   21.79        $   13.50
                                              =========        =========

Diluted earnings per share:
   Net income                                 $   17.05        $   10.92
   Goodwill amortization                              -             0.03
   Excess reorganization value amortization           -             0.37
                                              ---------        ---------
   Adjusted net income                        $   17.05        $   11.32
                                              =========        =========

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

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

         NVR, Inc. ("NVR") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below. Unless otherwise indicated, all references to dollars in this
Item 2 are in thousands.

Homebuilding Segment

Three Months Ended June 30, 2002 and 2001

         During the second quarter of 2002, homebuilding operations generated revenues of $769,910 compared to revenues of $648,465 in the second quarter of 2001. The change in revenues was due to a 7.4% increase in the number of homes settled to 2,824 units in 2002 from 2,629 units in 2001 and a 10.5% increase in the average selling price to $271.7 in 2002 from $245.9 in 2001. The increase in settlements is primarily attributable to the higher backlog levels entering the second quarter of 2002 as compared to the same period in 2001. The increase in the average selling price is attributable to a larger percentage of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR's single family attached homes, and to price increases in certain of NVR's markets. New orders increased 8.7% to 3,634 units during the second quarter of 2002 compared with the 3,342 new orders generated during the same period in 2001. The increase in new orders was primarily the result of increased sales in NVR's markets outside the Washington, D.C. and Baltimore metropolitan areas.

         Gross profit margins in the second quarter of 2002 increased to 23.9% as compared to 22.0% for the second quarter of 2001. The increase in gross margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, and relatively stable costs for lumber and certain other commodities.

         Selling, general and administrative ("SG&A") expenses for the second quarter of 2002 increased $11,245 from the second quarter of 2001, and as a percentage of revenues, increased to 7.5% from 7.2%. The increase in SG&A dollars is primarily attributable to increases in personnel to facilitate continued growth in existing markets, an increase in certain management incentives, and to the aforementioned increase in revenues.

         Backlog units and dollars were 6,729 and $1,956,655, respectively, at June 30, 2002 compared to 6,478 and $1,687,032, respectively, at June 30, 2001. The increase in backlog units is primarily attributable to the 7.4% increase in new orders for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001. The increase in backlog dollars is attributable to a 14.5% increase in the average sales price during the same comparative six-month periods.

Six Months Ended June 30, 2002 and 2001

         During the first six months of 2002, homebuilding operations generated revenues of $1,444,892 compared to revenues of $1,167,714 in the first six months of 2001. The increase in revenues was primarily due to a 12.8% increase in the number of homes settled to 5,452 units in 2002 from 4,835 units in 2001 in addition to a 9.8% increase in the average settlement price to $264.3 in 2002 from $240.8 in 2001. The increase in the number of homes settled is primarily attributable to a higher backlog of homes to be delivered at the beginning of 2002 as compared to 2001. The increase in the average selling price is attributable to a larger percentage of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR's single family attached homes, and to price increases in certain of NVR's markets. New orders increased by 7.4% to 6,623 units for the six months ended June 30, 2002 compared with 6,165 units for the six months ended June 30, 2001. The increase in new orders was primarily the result of increased sales in NVR's markets outside the Washington, D.C. and Baltimore metropolitan areas.

         Gross profit margins for the first six months of 2002 increased to 23.9% compared to 21.8% for the six months ended June 30, 2001. The increase in gross profit margins was due to continuing favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets, and relatively stable costs for lumber and certain other commodities.

         SG&A expenses for the six months ended June 30, 2002 increased $24,146 compared to the same 2001 period, and as a percentage of revenues increased to 7.3% from 7.0%. The increase in SG&A costs is primarily attributable to an increase in personnel to facilitate continued growth in existing markets, increases in certain management incentives and to the aforementioned increase in revenues.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2002 and 2001

         The mortgage banking segment had operating income of $10,991 during the quarter ended June 30, 2002 compared to operating income of $6,853 for the three months ended June 30, 2001. Loan closings were $536,031 and $481,568 for the three months ended June 30, 2002 and June 30, 2001, respectively, an increase of 11%. The $54,463 increase in the dollar volume of loan closings is primarily attributable to an increase in the average loan amount; unit volume in the current quarter was approximately the same as the year ago quarter.

         The mortgage banking segment had operating income of $22,098 during the six months ended June 30, 2002 compared to operating income of $12,950 for the six months ended June 30, 2001. Loan closings were $1,013,768 and $841,043 for the six months ended June 30, 2002 and 2001, respectively, an increase of 21%. The $172,725 increase in the dollar volume of loan closings is primarily attributable to a 10% increase in the average loan amount and to a 9% increase in the number of loans closed.

         The improvement in operating income for the three and six month 2002 periods is primarily the result of higher mortgage banking fees due to the increased dollar volume of loan closings, and a more favorable pricing environment. The three and six month periods of 2001 were also impacted by approximately $600 and $850, respectively, for costs associated with the mortgage segment's discontinued retail activities; there were minimal similar such costs incurred in the three and six month periods of 2002. The mortgage banking segment continues to focus almost exclusively on serving NVR's homebuilding operations. Year to date, this focus has resulted in the mortgage segment capturing an increased percentage of the loans and title work associated with the growing homebuilding segment's customer base. As noted above, the homebuilding segment's settlements increased to 5,452 in the first six months of 2002 from 4,835 in the first six months of 2001.

Liquidity and Capital Resources

         NVR has $255,000 of securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

         NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2004. The Facility provides for unsecured borrowings of up to $85,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $18,691 was outstanding at June 30, 2002. There were no direct borrowings outstanding under the Facility as of June 30, 2002. At June 30, 2002, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

         NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR's mortgage banking segment has available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $150,000 to fund its mortgage origination activities. Management believes that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration on August 30, 2002. There was $116,097 outstanding under this facility at June 30, 2002. NVR's mortgage banking segment also currently has available an aggregate of $75,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $8,472 outstanding under such gestation and repurchase agreements at June 30, 2002.

         On March 14, 2002, NVR successfully completed a solicitation of consents from holders of its 8% Senior Notes due 2005 ("Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows NVR to repurchase up to an aggregate $100 million of its capital stock, in addition to that otherwise provided under NVR's Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. On March 19, 2002, NVR paid to each holder of the Notes who provided a consent, an amount equal to 2.0% of the principal amount of such holder's Notes. The aggregate fee paid of $2,125 was deferred and will be amortized as an adjustment to interest expense over the remaining life of the Notes.

         NVR repurchased 523,648 shares of its common stock at an aggregate purchase price of $150,140 during the six months ended June 30, 2002. In addition, NVR's Rabbi Trust, which holds the investments for the Deferred Compensation Plan, purchased 170,732 shares of NVR's common stock at an aggregate purchase price of $37,469. The Rabbi Trust shares are recorded in NVR's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4 of the condensed consolidated financial statements). NVR may, from time to time, repurchase additional shares of its common stock pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR's debt agreements.

         Year to date through the date of this filing, approximately 844,300 options to purchase shares of the Company's common stock were exercised, with the Company receiving $11,627 in aggregate equity proceeds. These exercises will result in NVR recording a tax benefit directly to equity of approximately $97,000 in 2002.

         Management believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders


               NVR held its Annual Meeting of Shareholders on May 1, 2002. Two matters were voted upon at the Annual Meeting:

                                                              Votes       Votes                     Not
                                                               For       Against    Abstentions    Voted
                                                            ---------   ---------   -----------   -------
              1.  Election of three directors to serve
                    three year  terms:
                  Dwight C. Schar                           5,733,164   1,394,976           -     396,115
                  Robert C. Butler                          7,027,735     100,405           -     396,115
                  George E. Slye                            6,970,764     157,376           -     396,115

              2.  Ratification of appointment of
                  KPMG LLP as independent
                  auditors for NVR                          7,015,879      58,792      53,469     396,115

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

           11. Computation of Earnings per Share.

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                  Exhibit Index

Exhibit
Number     Description                                           Page
------     ----------------------------------------              ----

11         Computation of Earnings per Share                      16

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



July 24, 2002                         NVR, Inc.



                                      By:  /s/  Paul C. Saville
                                         ---------------------------------------
                                         Paul C. Saville
                                         Executive Vice President, Chief
                                           Financial Officer and Treasurer