Form 10-Q
period 2002-09-30
NVR INC
filed 2002-10-22
CIK 906163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                         Commission File Number: 1-12378

                                    NVR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                      54-1394360
-----------------------------                  ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ___

As of October 16, 2002 there were 7,260,084 total shares of common stock outstanding.

                                    NVR, Inc.
                                    Form 10-Q
                                      INDEX
================================================================================
                                                                          Page
                                                                          ----
Part I     FINANCIAL INFORMATION
------

Item 1.    NVR, Inc. Condensed Consolidated Financial Statements
           -----------------------------------------------------
           Condensed Consolidated Balance Sheets at September 30, 2002
           (unaudited) and December 31, 2001 .............................. 3
           Condensed Consolidated Statements of Income for the
           Three Months Ended September 30, 2002 (unaudited)
           and September 30, 2001 (unaudited) and the
           Nine Months Ended September 30, 2002 (unaudited)
           and September 30, 2001 (unaudited) ............................. 5
           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2002 (unaudited) and
           September 30, 2001 (unaudited) ................................. 6
           Notes to Condensed Consolidated Financial Statements ........... 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................... 11

Item 4.    Controls and Procedures ....................................... 14

Part II    OTHER INFORMATION
-------

Item 6.    Exhibits and Reports on Form 8-K .............................. 15

           Exhibit Index ................................................. 15

           Signature ..................................................... 16

           Sarbanes-Oxley Act Section 302 Certifications ................. 17

           Sarbanes-Oxley Act Section 906 Certifications ................. 19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NVR, Inc.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                       September 30, 2002   December 31, 2001
                                                       ------------------   -----------------
  ASSETS                                                  (unaudited)

     Homebuilding:
         Cash and cash equivalents                       $     79,688         $   134,181
         Receivables                                           13,068               5,745
         Inventory:
           Lots and housing units, covered under
             sales agreements with customers                  402,226             356,275
           Unsold lots and housing units                       28,646              37,265
           Manufacturing materials and other                    5,650               8,835
                                                         ------------         -----------
                                                              436,522             402,375

         Property, plant and equipment, net                    20,419              15,397
         Reorganization value in excess of amounts
           allocable to identifiable assets, net               41,580              41,580
         Goodwill, net                                          6,379               6,379
         Contract land deposits                               214,868             155,652
         Other assets                                          81,424              76,556
                                                         ------------         -----------
                                                              893,948             837,865
                                                         ------------         -----------
     Mortgage Banking:
         Cash and cash equivalents                              3,001               4,430
         Mortgage loans held for sale, net                    173,792             142,059
         Mortgage servicing rights, net                         5,324               1,328
         Property and equipment, net                              641                 781
         Reorganization value in excess of amounts
           allocable to identifiable assets, net                7,347               7,347
         Other assets                                           3,406               1,237
                                                         ------------         -----------
                                                              193,511             157,182
                                                         ------------         -----------

                      Total assets                       $  1,087,459         $   995,047
                                                         ============         ===========


                                                                     (Continued)

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                  (dollars in thousands, except per share data)

                                                       September 30, 2002      December 31, 2001
                                                       ------------------      -----------------
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS'
     EQUITY

     Homebuilding:
         Accounts payable                                $    145,199            $   127,658
         Accrued expenses and other liabilities                88,795                114,781
         Obligations under incentive plans                     96,703                 72,241
         Customer deposits                                    111,806                 81,924
         Other term debt                                        5,001                  5,259
         Senior notes                                         115,000                115,000
                                                         ------------            -----------
                                                              562,504                516,863
                                                         ------------            -----------
     Mortgage Banking:
         Accounts payable and other liabilities                14,490                 10,355
         Notes payable                                        153,727                118,711
                                                         ------------            -----------
                                                              168,217                129,066
                                                         ------------            -----------

             Total liabilities                                730,721                645,929
                                                         ------------            -----------
     Commitments and contingencies

     Shareholders' equity:
        Common stock, $0.01 par value; 60,000,000
          shares authorized; 20,602,921 and 20,614,365
          shares issued as of September 30, 2002
          and December 31, 2001, respectively                     206                    206
        Additional paid-in-capital                            260,761                193,757
        Deferred compensation trust-371,788 and
          393,955 shares of NVR, Inc. common
          stock as of September 30, 2002
          and December 31, 2001, respectively                 (23,157)               (24,201)
        Deferred compensation liability                        23,157                 24,201
        Retained earnings                                     889,127                636,604
        Less treasury stock at cost-13,513,569 and
          13,139,332 shares at September 30, 2002
          and December 31, 2001, respectively                (793,356)              (481,449)
                                                         ------------            -----------
          Total shareholders' equity                          356,738                349,118
                                                         ------------            -----------
              Total liabilities and shareholders'
                 equity                                  $  1,087,459            $   995,047
                                                         ============            ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                            ----------------------------------- ------------------------------------
                                                  2002                   2001           2002             2001
                                            --------------        ------------- ----------------    ----------------
   Homebuilding:
      Revenues                                 $   847,044        $   677,962     $ 2,291,936         $ 1,845,676
      Other income                                   1,219                655           2,679               2,963
      Cost of sales                               (645,869)          (530,041)     (1,744,928)         (1,442,882)
      Selling, general and administrative          (62,474)           (48,183)       (167,954)           (129,517)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill                 -             (1,813)              -              (5,440)
                                               -----------        -----------     -----------         -----------
      Operating income                             139,920             98,580         381,733             270,800
      Interest expense                              (3,433)            (2,976)         (9,651)             (8,799)
                                               -----------        -----------     -----------         -----------

      Homebuilding income                          136,487             95,604         372,082             262,001
                                               -----------        -----------     -----------         -----------
   Mortgage Banking:
      Mortgage banking fees                         17,148             13,922          48,190              36,827
      Interest income                                1,644              1,670           4,662               4,334
      Other income                                     180                274             462                 583
      General and administrative                    (5,526)            (6,564)        (16,979)            (18,705)
      Amortization of reorganization value
        in excess of amounts allocable to
        identifiable assets and goodwill                 -               (272)              -                (816)
      Interest expense                                (617)              (480)         (1,408)             (1,267)
                                               -----------        -----------     -----------         -----------

      Mortgage banking income                       12,829              8,550          34,927              20,956
                                               -----------        -----------     -----------         -----------

   Total segment income                            149,316            104,154         407,009             282,957

      Income tax expense                           (57,336)           (41,662)       (154,486)           (113,183)
                                               -----------        -----------     -----------         -----------

   Net Income                                  $    91,980        $    62,492     $   252,523         $   169,774
                                               ===========        ===========     ===========         ===========

   Basic Earnings per Share:                   $     12.58        $      8.02     $     34.36         $     20.99
                                               ===========        ===========     ===========         ===========

   Diluted Earnings per Share:                 $     10.14        $      6.68     $     27.16         $     17.57
                                               ===========        ===========     ===========         ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                  Nine Months Ended September 30,
                                                               -------------------------------------
                                                                  2002                       2001
                                                               -----------               -----------
Cash flows from operating activities:
   Net income                                                  $   252,523               $   169,774
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                     5,492                    10,834
   Mortgage loans closed                                        (1,605,363)               (1,344,108)
   Proceeds from sales of mortgage loans                         1,596,903                 1,329,607
   Gain on sale of mortgage servicing rights                          (280)                      (98)
   Gain on sale of loans                                           (35,485)                  (25,851)
   Net change in assets and liabilities:
     Increase in inventories                                       (34,147)                  (87,414)
     Increase in receivables                                        (7,288)                   (4,725)
     Increase in contract land deposits                            (59,216)                  (45,980)
     Increase in accounts payable, customer deposits
        and accrued expenses                                       123,979                    92,210
     Increase in obligations under incentive plans                  24,462                     5,484
   Other, net                                                       (3,408)                   (2,591)
                                                               -----------               -----------
   Net cash provided by operating activities                       258,172                    97,142
                                                               -----------               -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                        (8,740)                   (4,629)
   Principal payments on mortgage loans held for sale                  793                       399
   Proceeds from sales of mortgage servicing rights, net             4,048                    11,822
   Other, net                                                          255                       118
                                                               -----------               -----------

   Net cash (used) provided by investing activities                 (3,644)                    7,710
                                                               -----------               -----------

Cash flows from financing activities:
   Purchase of NVR common stock for
     funding of deferred compensation plan                         (37,469)                   (3,542)
   Net borrowings under notes payable and other
     term debt                                                      34,758                    79,046
   Payment of senior note consent fees                              (2,125)                   (4,928)
   Redemption of mortgage-backed bonds                                  --                      (690)
   Purchase of treasury stock                                     (313,820)                 (203,911)
   Proceeds from exercise of stock options                           8,206                     5,406
                                                               -----------               -----------
   Net cash used by financing activities                          (310,450)                 (128,619)
                                                               -----------               -----------

   Net decrease in cash                                            (55,922)                  (23,767)
   Cash, beginning of the period                                   138,611                   137,708
                                                               -----------               -----------

   Cash, end of period                                         $    82,689               $   113,941
                                                               ===========               ===========

Supplemental disclosures of cash flow information:
   Interest paid during the period                             $     6,981               $     7,090
                                                               ===========               ===========
   Income taxes paid, net of refunds                           $    81,848               $    66,590
                                                               ===========               ===========

            See notes to condensed consolidated financial statements.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)

1.   Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. ("NVR" or the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     For the quarters and nine month periods ended September 30, 2002 and 2001, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.   Shareholders' Equity

     A summary of changes in shareholders' equity is presented below:

                                                   Additional                                       Deferred     Deferred
                                     Common         Paid-In         Retained         Treasury         Comp.        Comp.
                                      Stock         Capital         Earnings           Stock          Trust      Liability
                                    --------       ----------     -------------    -----------     ----------   ------------
Balance, December 31, 2001         $     206        $  193,757        $  636,604   $(481,449)      $  (24,201)     $ 24,201
Net income                                 -                 -           252,523           -                -             -
Deferred compensation activity             -                 -                 -           -            1,044        (1,044)
Purchase of NVR common stock
  for treasury                             -                 -                 -    (313,820)               -             -
Purchase of NVR common stock
  for deferred compensation plan           -                 -                 -     (37,469)               -             -
Option activity                            -             8,206                 -           -                -             -
Tax benefit from stock-based
  compensation activity                    -            98,180                 -           -                -             -
Treasury shares issued
  upon option exercise                     -           (39,382)                -      39,382                -             -
                                   ---------        ----------        ----------   ---------       ----------     ---------
Balance, September 30, 2002        $     206        $  260,761        $  889,127   $(793,356)      $  (23,157)    $  23,157
                                   =========        ==========        ==========   =========       ==========     =========

     During the first nine months of 2002, 855,062 options to purchase shares of the Company's common stock were exercised. NVR received $8,206 in aggregate equity proceeds from the exercise of options and has recorded a tax benefit directly to equity of $98,180. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted-average cost basis of treasury shares acquired.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)

     The Company repurchased 1,058,567 shares of its common stock at an aggregate purchase price of $313,820 during the nine months ended September 30, 2002. In addition, 170,732 shares of the Company's common stock were purchased at an aggregate purchase price of $37,469 by the Company's Rabbi Trust, which holds the investments for the Deferred Compensation Plan. These shares are recorded in the Company's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4).

3.   Segment Disclosures

     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Nine Months Ended September 30, 2002
--------------------------------------------
                                               Homebuilding      Mortgage Banking            Totals
                                               ------------      ----------------            ------
Revenues from external customers            $    2,291,936        $       48,190        $   2,340,126  (a)
Segment profit                                     372,082                34,927              407,009  (a)
Segment assets                                     845,989               186,164            1,032,153  (b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b) The following reconciles segment assets to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking           Totals
                                            --------------       ----------------           ------
     Segment assets                         $      845,989        $      186,164        $   1,032,153
     Add:  Excess reorganization value
       and goodwill                                 47,959                 7,347               55,306
                                            --------------        --------------        -------------
     Total consolidated assets              $      893,948        $      193,511        $   1,087,459
                                            ==============        ==============        ==============

For the Three Months Ended September 30, 2002
---------------------------------------------
                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Revenues from external customers            $      847,044        $       17,148        $     864,192  (c)
Segment profit                                     136,487                12,829              149,316  (c)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

For the Nine Months Ended September 30, 2001
--------------------------------------------
                                             Homebuilding        Mortgage Banking           Totals
                                             ------------        ----------------           ------
Revenues from external customers            $    1,845,676        $       36,827        $   1,882,503  (d)
Segment profit                                     267,441                21,772              289,213  (e)
Segment assets                                     766,524               161,677              928,201  (e)

(d) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(e) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking          Totals
                                             ------------        ----------------          ------
     Segment profit                         $      267,441        $       21,772        $     289,213
     Less:  amortization of excess
       reorganization value and goodwill            (5,440)                 (816)              (6,256)
                                            --------------        --------------        -------------
     Consolidated income before
       income taxes                         $      262,001        $       20,956        $     282,957
                                            ==============        ==============        =============

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)

                                             Homebuilding        Mortgage Banking       Totals
                                             ------------        ----------------       ------
     Segment assets                         $      766,524        $      161,677     $     928,201
     Add:  Excess reorganization value
       and goodwill                                 49,773                 7,618            57,391
                                            --------------        --------------     -------------
     Total consolidated assets              $      816,297        $      169,295     $     985,592
                                            ==============        ==============     =============

For the Three Months Ended September 30, 2001
---------------------------------------------
                                             Homebuilding        Mortgage Banking        Totals
                                             ------------        ----------------        ------
Revenues from external customers            $      677,962        $       13,922      $     691,884  (f)
Segment profit                                      97,417                 8,822            106,239  (g)

(f) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(g) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

                                             Homebuilding        Mortgage Banking          Totals
                                             -------------       ----------------          ------
     Segment profit                         $       97,417        $        8,822        $     106,239
     Less:  amortization of excess
       reorganization value and goodwill            (1,813)                 (272)              (2,085)
                                            --------------        --------------        -------------
     Consolidated income before
        income taxes                        $       95,604        $        8,550        $     104,154
                                            ==============        ==============        =============

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

     In the first quarter of 2002, the Company contributed $37,469 to a Rabbi Trust, which holds the investment for the Deferred Compensation Plan, to fund the total obligations earned by the executive officers under the HP Plan for the three-year measurement period ended December 31, 2001. The Rabbi Trust in turn purchased 170,732 shares of NVR common stock in the open market. In accordance with Emerging Issue Task Force Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the shares purchased by the Rabbi Trust will be initially classified as treasury stock in the equity section of the accompanying balance sheet. At each vesting date, the historical basis of the vested shares will be reclassified to the deferred compensation trust caption in the equity section of the balance sheet. Additionally, the portion of the accrued compensation obligation previously expensed relative to the vested shares will be reclassified from obligations under incentive plans within the liability section of the balance sheet to the deferred compensation liability caption in the equity section. The deferred compensation trust and deferred compensation liability accounts will be relieved upon distribution of the shares.

                                    NVR, Inc.
              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)


     During the first nine months of 2002 and 2001, the Company recognized compensation expense of $26,123 and $11,527, respectively, under the HP Plan for all measurement periods.

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

5.   Excess Reorganization Value and Goodwill

     The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which changed the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets ("excess reorganization value") from an amortization approach to an impairment-only approach. SFAS 142 requires goodwill and excess reorganization value, which is no longer subject to amortization, to be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted. The Company completed the assessment of impairment during the first quarter of 2002 and determined that there is no impairment of either goodwill or excess reorganization value as of January 1, 2002. Following is the pro forma effect of adoption of SFAS 142 on the three and nine month periods ended September 30, 2002 and 2001:

                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                      --------------------------------      -------------------------------
                                           2002               2001               2002              2001
                                      -------------       ------------      -------------      ------------
Net income                            $      91,980       $     62,492      $     252,523      $    169,774
Add back:
   Goodwill, net of tax                           -                165                  -               497
   Excess reorganization value                    -              1,812                  -             5,436
                                      -------------       ------------      -------------      ------------
Adjusted net income                   $      91,980       $     64,469      $     252,523      $    175,707
                                      =============       ============      =============      ============

Basic earnings per share:
   Net income                         $       12.58       $       8.02      $       34.36      $      20.99
   Goodwill amortization                          -               0.02                  -              0.06
   Excess reorganization value
     amortization                                 -               0.23                  -              0.67
                                      -------------       ------------      -------------      ------------
Adjusted net income                   $       12.58       $       8.27      $       34.36      $      21.72
                                      =============       ============      =============      ============

Diluted earnings per share:
   Net income                         $       10.14       $       6.68      $       27.16      $      17.57
   Goodwill amortization                          -               0.02                  -              0.05
   Excess reorganization value
     amortization                                 -               0.19                  -              0.56
                                      -------------       ------------      -------------      ------------
Adjusted net income                   $       10.14       $       6.89      $       27.16      $      18.18
                                      =============       ============      =============      ============

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

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     NVR, Inc. ("NVR") operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below. Unless otherwise indicated, all references to dollars in this
Item 2 are in thousands.

Homebuilding Segment

Three Months Ended September 30, 2002 and 2001

     During the third quarter of 2002, homebuilding operations generated revenues of $847,044 compared to revenues of $677,962 in the third quarter of 2001. The change in revenues was due to a 12.9% increase in the number of homes settled to 3,097 units in 2002 from 2,742 units in 2001 and a 10.6% increase in the average selling price to $272.6 in 2002 from $246.4 in 2001. The increase in settlements is primarily attributable to the higher backlog levels entering the third quarter of 2002 as compared to the same period in 2001. The increase in the average selling price is attributable to price increases in a majority of NVR's markets. New orders increased 34.7% to 2,502 units during the third quarter of 2002 compared with the 1,857 new orders generated during the same period in 2001. The quarter to quarter new order increase is primarily attributable to the lower interest rate environment experienced in the current quarter versus the same 2001 period. New orders in the third quarter of 2001 were also adversely impacted by the events of September 11th.

     Gross profit margins in the third quarter of 2002 increased to 23.8% as compared to 21.8% for the third quarter of 2001. The increase in gross margins was due to favorable market conditions, which provided NVR the opportunity to increase selling prices, and to relatively stable costs for lumber and certain other commodities.

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2002 increased $14,291 from the third quarter of 2001, and as a percentage of revenues, increased to 7.4% from 7.1%. The increase in SG&A dollars is primarily attributable to an $8,000 increase in certain management incentives, increases in personnel to facilitate continued growth, and to the aforementioned increase in revenues.

     Backlog units and dollars were 6,134 and $1,836,338, respectively, at September 30, 2002 compared to 5,593 and $1,491,260, respectively, at September 30, 2001. The increase in backlog units is primarily attributable to the 18.0% increase in new orders for the six month period ended September 30, 2002 as compared to the six month period ended September 30, 2001. The increase in backlog dollars is attributable to the aforementioned increase in backlog units and to a 12.1% increase in the average sales price during the same comparative six month periods.

Nine Months Ended September 30, 2002 and 2001

     During the first nine months of 2002, homebuilding operations generated revenues of $2,291,936 compared to revenues of $1,845,676 in the first nine months of 2001. The increase in revenues was primarily due to a 12.8% increase in the number of homes settled to 8,549 units in 2002 from 7,577 units in 2001 in addition to a 10.1% increase in the average settlement price to $267.3 in 2002 from $242.8 in 2001. The increase in the number of homes settled is primarily attributable to a higher backlog of homes to be delivered at the beginning of 2002 as compared to 2001. The increase in the average selling price is attributable to a larger percentage of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR's single family attached homes, and to favorable market conditions resulting in price increases in a majority of NVR's markets. New orders increased by 13.7% to 9,125 units for the nine months ended September 30, 2002 compared with 8,022 units for the nine months ended September 30, 2001. The period over period new order increase is primarily attributable to a lower interest rate environment experienced in the current nine month period versus the nine month period ended September 30, 2001.

     Gross profit margins for the first nine months of 2002 increased to 23.9% compared to 21.8% for the nine months ended September 30, 2001. The increase in gross margins was due to favorable market conditions, which provided NVR the opportunity to increase selling prices, and to relatively stable costs for lumber and certain other commodities.

     SG&A expenses for the nine months ended September 30, 2002 increased $38,437 compared to the same 2001 period, and as a percentage of revenues increased to 7.3% from 7.0%. The increase in SG&A costs is primarily attributable to a $19,000 increase in certain management incentives, increases in personnel to facilitate continued growth, and to the aforementioned increase in revenues.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2002 and 2001

     The mortgage banking segment had operating income of $12,829 during the quarter ended September 30, 2002 compared to operating income of $8,822 for the three months ended September 30, 2001. Loan closings were $591,595 and $503,065 for the three months ended September 30, 2002 and September 30, 2001, respectively, an increase of 18%. The $88,530 increase in the dollar volume of loan closings is primarily attributable to a 9% increase in the average loan amount and to an 8% increase in the number of loans closed.

     The mortgage banking segment had operating income of $34,927 during the nine months ended September 30, 2002 compared to operating income of $21,772 for the nine months ended September 30, 2001. Loan closings were $1,605,363 and $1,344,108 for the nine months ended September 30, 2002 and 2001, respectively, an increase of 19%. The $261,255 increase in the dollar volume of loan closings is primarily attributable to a 10% increase in the average loan amount and to a 9% increase in the number of loans closed.

     The improvement in operating income for the three and nine month 2002 periods is primarily the result of higher mortgage banking fees due to the increased dollar volume of loan closings, and a more favorable pricing environment. The three and nine month periods of 2001 were also impacted by approximately $800 and $1,700, respectively, for costs associated with the mortgage segment's discontinued retail activities. The mortgage banking segment continues to focus almost exclusively on serving NVR's homebuilding operations. Year to date, this focus has resulted in the mortgage segment capturing an increased percentage of the loans and title work associated with the homebuilding segment's growing customer base. As noted above, the homebuilding segment's settlements increased to 8,549 in the first nine months of 2002 from 7,577 in the first nine months of 2001.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

     NVR's homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the "Facility"). The Facility expires on May 31, 2004. During the third quarter of 2002, the aggregate commitment under the Facility was increased to $135,000, subject to certain borrowing base limitations. The other terms and conditions of the facility remain materially consistent with those in effect prior to the amendment. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $24,935 was outstanding at September 30, 2002. There were no direct borrowings outstanding under the Facility as of September 30, 2002. At September 30, 2002, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

     NVR's mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term secured credit facility. NVR's mortgage banking segment has available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $150,000 to fund its mortgage origination activities. During the third quarter of 2002, the warehouse facility was amended, extending the expiration date to August 29, 2003. There was $144,638 outstanding under this facility at September 30, 2002. NVR's mortgage banking segment also currently has available an aggregate of $75,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $8,978 outstanding under such gestation and repurchase agreements at September 30, 2002.

     On March 14, 2002, NVR successfully completed a solicitation of consents from holders of its 8% Senior Notes due 2005 ("Notes") to amend the Indenture governing the Notes. The amendment to the Indenture allows NVR to repurchase up to an aggregate $100 million of its capital stock, in addition to that otherwise provided under NVR's Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. On March 19, 2002, NVR paid to each holder of the Notes who provided a consent, an amount equal to 2.0% of the principal amount of such holder's Notes. The aggregate fee paid of $2,125 was deferred and will be amortized as an adjustment to interest expense over the remaining term of the Notes. As of September 30, 2002, NVR had fully utilized the $100 million for its intended purpose.

     During the nine months ended September 30, 2002, NVR repurchased 1,058,567 shares of its common stock at an aggregate purchase price of $313,820. The current year stock purchases have completed the $300 million share repurchase authorization granted by NVR's Board of Directors earlier in 2002. NVR may, from time to time, repurchase additional shares of its common stock pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR's debt agreements.

     In addition to the aforementioned share repurchases, NVR's Rabbi Trust, which holds the investments for the Deferred Compensation Plan, purchased 170,732 shares of NVR's common stock at an aggregate purchase price of $37,469. The Rabbi Trust shares are recorded in NVR's treasury stock account until such shares are vested under the respective compensation plan (see footnote 4 of the condensed consolidated financial statements.

     Management believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Item 4.   Controls and Procedures

     Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of NVR's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NVR's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in NVR's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         11.  Computation of Earnings per Share.

         (b)  Reports on Form 8-K

              NVR filed a form 8-K on September 24, 2002, disclosing that its working capital revolving credit facility increased from a committed amount of $85 million to a committed amount of $135 million. Amendments No. 6 and No. 7 to the Third Amended and Restated Credit Agreement were filed as exhibits to the Form 8-K.

              NVR filed a form 8-K on August 7, 2002, providing separate sworn statements by the Principal Executive Officer and the Principal Financial Officer pursuant to the Securities and Exchange Commission Order No. 4-460.

                                  Exhibit Index

Exhibit
Number   Description                                                 Page
------   ------------------------------                             ------

11       Computation of Earnings per Share                            20

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 22, 2002                          NVR, Inc.



                                 By: /s/ Paul C. Saville
                                     -----------------------------------------
                                     Paul C. Saville
                                     Executive Vice President, Chief Financial
                                       Officer and Treasurer

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Dwight C. Schar, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NVR, Inc. ("NVR");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this quarterly report;

4. NVR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of NVR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NVR's other certifying officer and I have disclosed, based on our most recent evaluation, to NVR's auditors and the audit committee of NVR's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect NVR's ability to record, process, summarize and report financial data and have identified for NVR's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in NVR's internal controls; and

6. NVR's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

                                   By: /s/ Dwight C. Schar
                                      -------------------------------------
                                   Dwight C. Schar
                                   Chairman and Chief Executive Officer

I, Paul C. Saville, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NVR, Inc. ("NVR");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this quarterly report;

4. NVR's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of NVR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. NVR's other certifying officer and I have disclosed, based on our most recent evaluation, to NVR's auditors and the audit committee of NVR's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect NVR's ability to record, process, summarize and report financial data and have identified for NVR's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in NVR's internal controls; and

6. NVR's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002



                                  By:  /s/ Paul C. Saville
                                      --------------------------------------
                                  Paul C. Saville
                                  Executive Vice President, Chief Financial
                                    Officer and Treasurer

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with this quarterly report on Form 10-Q of NVR, Inc. for the period ended September 30, 2002, I, Dwight C. Schar, Chairman and Chief Executive Officer of NVR, Inc., hereby certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of NVR, Inc.

Date:  October 22, 2002


                                  By: /s/ Dwight C. Schar
                                     ---------------------------------------
                                     Dwight C. Schar
                                     Chairman and Chief Executive Officer

In connection with this quarterly report on Form 10-Q of NVR, Inc. for the period ended September 30, 2002, I, Paul C. Saville, Executive Vice President, Chief Financial Officer and Treasurer of NVR, Inc., hereby certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of NVR, Inc.


Date:  October 22, 2002

                                  By: /s/ Paul C. Saville
                                     -----------------------------------------
                                     Paul C. Saville
                                     Executive Vice President, Chief Financial
                                       Officer and Treasurer