Form 10-K
period 2002-12-31
NVR INC
filed 2003-02-07
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 1-12378

NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1394360
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

7601 Lewinsville Road, Suite 300

McLean, Virginia 22102

(703) 761-2000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc., based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion.

As of January 27, 2003 there were 7,136,198 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2003 are incorporated by reference into Part III of this report.

Page 1 of 65 pages

The Exhibit Index begins on page 24.

Forward-Looking Statements

Some of the statements in this Form 10-K, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoria; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; and other factors over which NVR has little or no control.

RISK FACTORS

Our business can be negatively impacted by interest rate movements, inflation and other economic factors.

Our business is affected by the risks generally incident to the residential construction business, including:

•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;

•	the availability of adequate land in desirable locations on reasonable terms;

•	unexpected changes in customer preferences; and

•	changes in the national economy and in the local economies of the markets in which we have operations.

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

Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation of mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2002. Our mortgage banking business is therefore affected by the volume of our continuing homebuilding operations.

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

These factors (and thus the homebuilding business) have tended to be cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 45% of our home settlements during 2002 occurred in the Washington, D.C. and Baltimore, MD. metropolitan areas, which amounted to 56% of NVR’s 2002 homebuilding revenues. Thus, NVR is dependent to a significant extent on the economy and demand for housing in those areas.

Our inability to secure and control an adequate inventory of lots could adversely impact our operations.

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

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets. Although we employ various measures designed to manage inventory risks, there can be no assurance that such measures will be successful. In the event of significant changes in economic or market conditions, we may dispose of certain subdivision inventories on a bulk or other basis which may result in a loss which could have a material adverse effect on our profitability, stock performance and ability to service our debt obligations.

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

Our existing indebtedness contains financial and other restrictive covenants and any future indebtedness may also contain covenants. These covenants include limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay cash dividends and make distributions, make loans and investments, enter into transactions with affiliates, effect certain asset sales, incur certain liens, merge or consolidate with any other person, or transfer all or substantially all of our properties and assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants which could result in decreased liquidity or a default on our indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. We are subject to a variety of environmental conditions that can affect our business and our homebuilding projects. The particular environmental laws that apply to any given homebuilding site vary greatly according to the location and environmental condition of the site and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, cause us to incur substantial compliance and other costs, or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas, thereby adversely affecting our sales, profitability, stock performance and ability to service our debt obligations.

We are an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, and are subject to all of those agencies’ rules and regulations. Any significant impairment of our eligibility to sell/service these loans could have a material adverse impact on our mortgage operations. In addition, we are subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices. Adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.

We face competition in our housing and mortgage banking operations.

The homebuilding industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than we do. We face competition:

•	for suitable and desirable lots at acceptable prices;

•	from selling incentives offered by competing builders within and across developments; and

•	from the existing home resale market.

Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. Historically we have been one of the leading homebuilders in each of the markets where we operate.

The mortgage banking industry is also competitive. Our main competition comes from other national, regional and local mortgage bankers, thrifts, banks and mortgage brokers in each of these markets. Our mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

There can be no assurance that we will continue to compete successfully in our homebuilding or mortgage banking operations. An inability to effectively compete may have an adverse impact on our sales, profitability, stock performance and ability to service our debt obligations.

A shortage of building materials or labor may adversely impact our operations.

The homebuilding business has in the past, from time to time, experienced material and labor shortages, including shortages in insulation, drywall, certain carpentry work, concrete, as well as fluctuating lumber prices and supply. In addition, high employment levels and strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. While we are not presently experiencing any serious material or labor shortages, significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect upon our sales, profitability, stock performance and ability to service our debt obligations.

Weather-related and other events beyond our control may adversely impact our operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance and ability to service our debt obligations.

PART I

Item 1. Business.

General

NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. NVR operates in two business segments: 1) homebuilding and 2) mortgage banking. NVR conducts its homebuilding activities directly and its mortgage banking operations primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR” include NVR and its subsidiaries.

NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas. Approximately 45% of our home settlements in 2002 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which amounted to 56% of NVR’s 2002 homebuilding revenues. NVR’s homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The NVHomes product is marketed primarily to move-up and upscale buyers and is built in the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. The Ryan Homes product is built in nineteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. In 2002, the average price of a unit settled by NVR was approximately $268,500.

NVR is not in the land development business. NVR purchases finished lots under option contracts, which require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months.

In addition to building and selling homes, NVR provides a number of mortgage-related services through its mortgage banking operations, which operate in 11 states. Through office locations in each of NVR’s homebuilding markets, NVRM originates mortgage loans predominantly for NVR’s homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. NVRM sells all of the mortgage loans it closes into the secondary markets, and also sells substantially all of its originated mortgage servicing rights on a flow basis.

Segment information for NVR’s homebuilding and mortgage banking businesses is included in note 2 to NVR’s consolidated financial statements.

Homebuilding

    Products

NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities. NVR’s homes range from approximately 1,000 to 7,300 square feet, with two to five bedrooms, and are priced from approximately $91,000 to $1,600,000.

    Markets

NVR operates in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

The following table summarizes settlements, new orders and backlog unit activity for each of the last three years by region:

	Year Ended December 31,
	2002	2001	2000
Settlements:
Washington	3,499	3,324	3,548
Baltimore	1,576	1,683	1,660
North	3,907	3,127	2,792
South	2,386	2,238	2,055

Total	11,368	10,372	10,055

Average Settlement Price (in 000’s)	$268.5	$246.0	$224.6

New Orders:
Washington	3,664	3,436	3,576
Baltimore	1,680	1,610	1,729
North	4,347	3,441	2,911
South	2,476	2,295	2,052

Total	12,167	10,782	10,268

Backlog:
Washington	2,234	2,069	1,957
Baltimore	943	839	912
North	2,195	1,755	1,441
South	985	895	838

Total	6,357	5,558	5,148

    Backlog

Backlog units and dollars were 6,357 and approximately $2.0 billion respectively, at December 31, 2002 compared to backlog units of 5,558 and dollars of approximately $1.5 billion at December 31, 2001. Based on historical trends, NVR anticipates that approximately 15% of the units in backlog at December 31, 2002 will cancel prior to settlement. The remaining 85% of the units are expected to settle in 2003.

    Construction

Independent subcontractors under fixed-price contracts perform construction work on NVR’s homes. The subcontractors’ work is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors in its various markets and is not dependent on any single subcontractor or on a small number of subcontractors.

    Land Development

NVR is not in the land development business. NVR purchases finished lots from various land developers under option contracts. NVR is not dependent on any single developer or on a small number of developers.

    Sales and Marketing

NVR’s preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these model homes are usually converted into temporary sales centers where alternative facades and floor plans are displayed and designs for other models are available for review. Sales representatives are compensated predominantly on a commission basis.

    Regulation

NVR and its subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with its construction and sales activities. All of these regulations have increased the cost to produce and market NVR’s products. Counties and cities in which NVR builds homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on NVR’s construction activities. However, there is no assurance that such restrictions will not adversely affect NVR in the future.

    Competition and Market Factors

The housing industry is highly competitive. NVR competes with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than NVR. NVR also faces competition from the home resale market. NVR’s homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. NVR historically has been one of the market leaders in each of the markets where NVR builds homes.

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

Mortgage Banking

NVR provides a number of mortgage related services to its homebuilding customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVR originates mortgage loans predominately for NVR’s homebuilding customers, NVRM is dependent on NVR’s homebuilding segment. In 2002, NVRM closed approximately 10,200 loans with an aggregate principal amount of approximately $2.2 billion.

NVRM sells all of the mortgage loans it closes to investors in the secondary markets, rather than holding them for investment. NVRM is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans. NVRM sells substantially all originated mortgage servicing rights on a flow basis. NVRM’s servicing portfolio was approximately $444.3 million in unpaid principal balance of loans serviced at the end of 2002 compared to approximately $223 million at December 31, 2001. The year over year increase in the servicing portfolio is the result of NVRM selling its servicing rights on a quarterly basis during 2002 rather than on a monthly basis as was done during 2001.

    Competition and Market Factors

NVRM operates through 15 offices in 11 states. NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, thrifts and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

    Regulation

NVRM is an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, and is subject to all of those agencies’ rules and regulations. These rules and regulations restrict certain activities of NVRM. NVRM is currently eligible and expects to remain eligible to participate in such programs. However, any significant impairment of its eligibility could have a material adverse impact on its operations. In addition, NVRM is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

    Pipeline

NVRM’s mortgage loans in process, which had not closed (the “Pipeline”) at December 31, 2002 and 2001, had an aggregate principal balance of $1.3 billion and $1.1 billion, respectively. NVRM anticipates that approximately 20% of its Pipeline at December 31, 2002 will cancel prior to closing. The remaining 80% of the Pipeline is expected to close in 2003.

Employees

At December 31, 2002, NVR employed 3,596 full-time persons, of whom 1,330 were officers and management personnel, 206 were technical and construction personnel, 692 were sales personnel, 487 were administrative personnel and 881 were engaged in various other service and labor activities. None of NVR’s employees are subject to a collective bargaining agreement and NVR has never experienced a work stoppage. Management believes that its employee relations are good.

Internet Website

NVR’s internet website can be found at www.nvrinc.com. NVR makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Item 2. Properties.

NVR’s executive offices are located in McLean, Virginia, where NVR currently leases office space for a nine and one-half year term expiring in March 2005.

NVR’s manufacturing facilities are currently located in Thurmont, Maryland; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. NVR has leased the Thurmont and Farmington manufacturing facilities for a term expiring in 2014 with various options for extension of the leases and for the purchase of the facilities. The Kings Mountain, Darlington and Portland leases expire in 2022, 2005 and 2004, respectively, and also contain various options for extensions of the leases and for the purchase of the facilities. NVR’s lease on the manufacturing plant in Clover, South Carolina expired during the first quarter of 2002. This lease was not renewed and the manufacturing operation was moved to a new facility in Kings Mountain, North Carolina. NVR has entered into a lease for a new manufacturing facility in Burlington County, New Jersey and expects to initiate operations at this facility in the second half of 2003. This lease agreement expires in 2023 and contains various options for extensions of the lease.

NVR also leases office space in 82 locations in 11 states for field offices, mortgage banking and title services branches under leases expiring at various times through 2009. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3. Legal Proceedings.

NVR is not involved in any legal proceedings that are likely to have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters had been submitted to a vote of security holders during the quarter ended December 31, 2002.

Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	61	Chairman of the Board, President and Chief Executive Officer of NVR
William J. Inman	55	President of NVRM
Paul C. Saville	47	Executive Vice President Finance, Chief Financial Officer and Treasurer of NVR
Dennis M. Seremet	47	Vice President and Controller of NVR

Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

William J. Inman has been president of NVRM since January 1992.

Paul C. Saville had been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993. Effective January 1, 2002, Mr. Saville was named an executive vice president.

Dennis M. Seremet has been vice president and controller of NVR since April 1, 1995.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

NVR’s shares of common stock are listed and principally traded on the American Stock Exchange (“AMEX”). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 2002 and 2001 as reported by the AMEX.

	HIGH	LOW
Prices per Share:
2001:
First Quarter	170.00	109.40
Second Quarter	203.00	140.90
Third Quarter	177.00	131.00
Fourth Quarter	205.75	141.75

	HIGH	LOW
2002:
First Quarter	322.25	193.95
Second Quarter	388.25	315.70
Third Quarter	328.25	245.00
Fourth Quarter	354.50	274.50

As of the close of business on January 30, 2003, there were 613 shareholders of record.

NVR did not pay any cash dividends on its shares of common stock during the years 2002 or 2001. NVR’s bank indebtedness and the indenture governing NVR’s 8% Senior Notes due 2005 (the “Senior Notes”) contain restrictions on the ability of NVR to pay cash dividends on its common stock. See note 6 to the financial statements for a detailed description of the restrictions included in the indenture governing the Senior Notes.

Item 6. Selected Financial Data. (dollars in thousands, except per share amounts)

The following tables set forth selected consolidated financial information for NVR. The selected income statement and balance sheet data have been extracted from NVR’s consolidated financial statements for each of the periods presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$3,060,671	$2,559,744	$2,267,810	$1,942,660	$1,504,744
Gross profit	725,302	557,454	433,751	331,933	230,929
Mortgage Banking data:
Mortgage banking fees	65,454	52,591	37,944	48,165	42,640
Interest income	6,184	7,025	6,541	13,556	9,861
Interest expense	1,870	1,728	3,016	7,504	6,120
Consolidated data:
Income before extraordinary loss	$331,470	$236,794	$158,246	$108,881	$66,107
Income before extraordinary loss per diluted share (1)	$36.05	$24.86	$14.98	$9.01	$4.97

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Homebuilding inventory	$436,674	$402,375	$334,681	$323,455	$288,638
Total assets	1,182,288	995,047	841,260	767,281	724,359
Notes and loans payable	259,160	238,970	173,655	278,133	320,337
Shareholders’ equity	403,245	349,118	247,480	200,640	165,719
Cash dividends per share	—	—	—	—	—

(1) For the years ended December 31, 2002, 2001, 2000, 1999, and 1998, income before extraordinary loss per diluted share was computed based on 9,193,677, 9,525,960, 10,564,215, 12,088,388 and 13,300,064 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             (dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

NVR, Inc. (“NVR”) operates in two business segments: (1) homebuilding and (2) mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

Homebuilding Segment

Homebuilding revenues for 2002 increased 20% to $3,060,671 compared to revenues of $2,559,744 in 2001. The increase in revenues is primarily due to a 10% increase in the number of homes settled to 11,368 in 2002 from 10,372 in 2001 and to a 9% increase in the average settlement price to $268.5 in 2002 from $246.0 in 2001. The increase in the number of homes settled is primarily the result of a 13% increase in new orders to 12,167 in 2002 from 10,782 in 2001, and to an 8% higher backlog at the beginning of 2002 as compared to the beginning of 2001. New orders increased predominately in markets outside the Baltimore and Washington, D.C. market areas. The increase in the average settlement price is primarily attributable to favorable market conditions resulting in price increases in a majority of NVR’s markets, and to a 2% increase, as a percentage of total settlements, in single family detached home settlements, which in comparison are generally higher priced than NVR’s single family attached homes.

Homebuilding revenues for 2001 increased 13% to $2,559,744 compared to revenues of $2,267,810 in 2000. The increase in revenues is primarily due to a 10% increase in the average settlement price to $246.0 in 2001 from $224.6 in 2000 and a 3% increase in the number of homes settled to 10,372 in 2001 from 10,055 in 2000. The increase in the average settlement price is attributable to price increases in certain of NVR’s markets and to a larger number of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR’s single family attached homes. The increase in settlements is a result of a 4% higher backlog at the beginning of the 2001 period as compared to the beginning of the same 2000 period, as well as, to an increase in new orders. New orders for 2001 increased by 5% to 10,782 units compared with 10,268 units for 2000. The increase in new orders is predominantly in markets outside the Baltimore and Washington, D.C. market areas.

Gross profit margins for 2002 increased to 24% compared to 22% for 2001. The increase in gross profit margins is primarily due to favorable market conditions which provided NVR the opportunity to increase selling prices in a majority of its markets and to relatively stable costs for lumber and certain other commodities over this two-year period. Gross profit margins for 2001 increased to 22% compared to 19% for 2000. The increase in gross profit margins is due to favorable market conditions, which provided NVR the opportunity to increase selling prices in certain of its markets and to a decrease in the cost of lumber and certain other material costs.

Selling, general and administrative expenses (“SG&A”) for 2002 increased $48,132, or 27%, as compared to 2001, and as a percentage of revenues increased to 7.4% from 7.0%. The increase in SG&A dollars is primarily attributable to a $23,000 increase in certain management incentives, an approximate $15,000 increase in wages resulting from increases in personnel to support NVR’s continued growth, and to the aforementioned increase in revenues. SG&A expenses for 2001 increased $24,867 as compared to 2000, and as a percentage of revenues increased to 7.0% from 6.8%. The increase in SG&A dollars is primarily attributable to a $15,000 increase in wages resulting from increases in personnel to support the companies continued growth, and to the aforementioned 13% increase in revenues.

Backlog units and dollars were 6,357 and $1,962,115, respectively, at December 31, 2002 compared to backlog units of 5,558 and dollars of $1,511,503 at December 31, 2001. The increase in backlog dollars is primarily due to a 14% increase in backlog units at December 31, 2002, and to an 11% increase in the average selling price of new orders for the six-month period ended December 31, 2002 as compared to the same period for 2001. The increase in backlog units is primarily attributable to a 20%

increase in new orders for the six-month period ended December 31, 2002 as compared to the same period for 2001. Backlog units and dollars were 5,558 and $1,511,503, respectively, at December 31, 2001 compared to backlog units of 5,148 and dollars of $1,318,277 at December 31, 2000. The increase in backlog dollars is primarily due to an 8% increase in the average selling price for the six-month period ended December 31, 2001 as compared to the same period for 2000, and to the 8% increase in backlog units at December 31, 2001 as compared to December 31, 2000. Backlog units increased primarily due to a slower backlog turn during 2001.

Mortgage Banking Segment

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. Beginning in 2000, NVR restructured NVRM to focus solely on serving the homebuilding segment’s customer base by discontinuing NVRM’s retail mortgage origination activities. Following is a table of financial and statistical data for the three years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Loan closing volume:
Total principal	$2,164,017	$1,885,395	$1,749,720

Operating income:	$46,615	$31,966	$3,853

Mortgage Banking Fees:
Net gain on sale of loans	$48,424	$37,663	$24,699
Title services	15,001	12,810	11,402
Servicing	1,761	1,476	1,087
Gain on sale of servicing	268	642	756

	$65,454	$52,591	$37,944

Loan closing volume for the year ended December 31, 2002 increased 15% over 2001. The 2002 increase is attributable to a 5% increase in the number of units closed and to a 10% increase in the average loan amount due to the homebuilding segment’s higher average selling prices. Loan closing volume for the year ended December 31, 2001 increased 8% over 2000. The 2001 increase is attributable to a 19% increase in the average loan amount, offset by an 11% reduction in units closed due to the discontinuation of retail activity.

Operating income for the year ended December 31, 2002 increased approximately $14,600 over 2001. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 15% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for the year ended December 31, 2002 increased approximately $4,000 over 2001 due to a more favorable pricing environment. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2002 increased by approximately 24% primarily due to a more favorable market environment than that experienced in 2001. The 2001 year was also impacted by approximately $1,700 for costs associated with discontinued retail activity, which was the primary cause of the overall decrease in general and administrative costs when comparing 2002 to 2001.

Operating income for the year ended December 31, 2001 increased approximately $28,100 over 2000. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 8% increase in closed loan volume, higher revenues per loan and higher secondary marketing gains. Average revenues per loan for 2001 increased by approximately 36% over that experienced during 2000, which resulted from replacing less profitable retail loan volume with more profitable builder business, and to a more favorable market environment. Secondary marketing revenue for the year ended December 31, 2001 increased approximately $2,500 over 2000 due to an improving pricing environment. General and administrative expenses were approximately $5,600 less in 2001 compared to 2000. This is primarily attributable to NVRM substantially reducing staff and other related overhead costs due to the restructuring carried out in 2000. A $5,726 restructuring and asset impairment charge recorded in the first quarter of 2000 also impacted operating income in 2000. The restructuring plan was substantially completed during the second quarter of 2000. A detail of the costs comprising the total charge incurred in the first quarter of 2000 is as follows:

Write off of goodwill	$2,575
Noncancelable office and equipment leases	1,480
Asset impairments	1,362
Severance	309

Total	$5,726

During 2002, approximately $48 of the non-cancelable office and equipment lease accrual was reversed to the segment’s operating income due to the termination of certain leases. During 2001 and 2000, approximately $797 and $863, respectively, in severance and lease costs were applied against the restructuring accrual. Approximately $81 of the restructuring accrual established at March 31, 2000 remains at December 31, 2002, and solely relates to accrued lease costs.

Seasonality

Overall, NVR does not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate

NVR’s consolidated effective tax rates were 38.2%, 40.0% and 40.7% in 2002, 2001 and 2000, respectively. The reduction of the effective tax rate over the three-year period is primarily due to higher taxable income relative to NVR’s permanent differences, primarily the amortization of reorganization value in excess of amounts allocable to identifiable assets in 2000 and 2001, and non-deductible compensation. In January 2002, NVR amended one of its long-term cash incentive plans, requiring executive officers to defer receipt of payments due under the plan until separation of service with NVR. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. NVR does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. NVR does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in note 1 to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. NVR does not anticipate that the adoption of FIN No. 46 will have a material effect on its financial position or results of operations.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (“Facility”). The Facility expires on May 31, 2004, and bears interest at the election of NVR at i) the base rate of interest announced by the Facility agent, or ii) 1.35% above the Eurodollar rate. The weighted average interest rate for amounts outstanding under the Facility during 2002 was 3.2%. The Facility provides for borrowings of up to $135,000, subject to certain borrowing base limitations. Up to $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $19,206 was outstanding at December 31, 2002. There were no direct borrowings outstanding under the Facility as of December 31, 2002. At December 31, 2002, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Mortgage Warehouse Revolving Credit Agreement”) with an aggregate borrowing limit of $150,000 to fund its mortgage origination activities, under which $126,249 was outstanding at December 31, 2002. The Mortgage Warehouse Revolving Credit Agreement expires August 29, 2003. The interest rate under the Mortgage Warehouse Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit Agreement was 2.2% during 2002. NVRM from time to time enters into various gestation and repurchase agreements. NVRM currently has available an aggregate of $50,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The weighted average interest rate for amounts outstanding under these uncommitted facilities was 2.3% during 2002. There was an aggregate of $13,008 outstanding under such gestation and repurchase agreements at December 31, 2002. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances.

NVRM had net assets of $12,000 as of December 31, 2002, that were so restricted.

On January 20, 1998, NVR filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of NVR’s debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2002, an aggregate principal balance of $255,000 was available for issuance under the shelf registration statement.

On April 14, 1998, NVR completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the “Senior Notes”), resulting in aggregate net proceeds to NVR of approximately $142,800 after fees and expenses. The Senior Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes are senior unsecured obligations of NVR, ranking equally in right of payment with NVR’s other existing and future unsecured indebtedness. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption prices ranging from 104% of par on June 1, 2003 to par at their maturity date on June 1, 2005.

During 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of the Senior Notes. The Senior Notes were purchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Senior Notes outstanding at December 31, 2002.

On March 14, 2002, NVR successfully completed a solicitation of consents from holders of its Senior Notes to amend the Indenture governing the Senior Notes. In March 2002, NVR paid to each holder of the Senior Notes who provided consent, an amount equal to 2.0% of the principal amount of such holder’s Senior Notes. The amendment to the Indenture allowed NVR to repurchase up to an aggregate $100,000 of its capital stock, in addition to that otherwise provided under NVR’s Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. NVR had fully utilized the $100,000 for its intended purpose during 2002.

NVR expects that it will, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR’s debt agreements. During 2002, NVR fully utilized the $300,000 NVR common stock repurchase authorization approved by the Board of Directors in January 2002. In November 2002, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. Through January 31, 2003, NVR has repurchased shares of its common stock at an aggregate purchase price of approximately $71,000 pursuant to the $150,000 repurchase authorization.

Cash Flows

As shown in NVR’s consolidated statement of cash flows for the year ended December 31, 2002, NVR’s operating activities provided cash of $381,216 for this period. The cash was provided primarily by homebuilding operations and by the utilization of a tax benefit of approximately $101,000 as a result of stock option exercises. This tax benefit is recorded directly to equity and reduced estimated tax payments during the year. Cash was used for entering into contract land deposits with developers to acquire control of finished lots under lot option contracts and for increasing homebuilding inventory.

Net cash used by investing activities was $3,963 for the year ended December 31, 2002, primarily due to capital spending, partially offset by proceeds from the sale of mortgage servicing rights.

Net cash used for financing activities was $373,019 for the year ended December 31, 2002. NVR purchased approximately 1,200,000 shares of its common stock in 2002 for an aggregate purchase price of $362,399. In addition to the aforementioned share repurchases, NVR’s rabbi trust, which holds the investments for the Deferred Compensation Plan, purchased 170,732 shares of NVR’s common stock at an aggregate purchase price of $37,469 during 2002. These shares purchased by the rabbi trust are recorded in NVR’s treasury stock account until such shares are vested under the respective compensation plan (see note

9 of the consolidated financial statements). Included in net cash used for financing is an approximate $20,000 increase in borrowings under credit lines to finance mortgage loan inventory by NVR’s mortgage banking segment.

At December 31, 2002, the homebuilding and mortgage banking segments had restricted cash of $6,268 and $2,150, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

NVR believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

Critical Accounting Policies

    General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. NVR continually evaluates the estimates it uses to prepare the consolidated financial statements, and updates those estimates as necessary. In general, management’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

    Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis. Recoverability and impairment, if any, is primarily evaluated by analyzing sales of comparable assets. Management believes that its accounting policy is designed to properly assess the carrying value of homebuilding inventory.

    Contract Land Deposits

NVR purchases finished lots under option contracts that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the December 31, 2002 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

    Intangible Assets

NVR adopted the provisions of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“SFAS No 142) during 2002. Excess reorganization value in excess of identifiable assets (“excess reorg value”) and goodwill is no longer subject to amortization. Rather, excess reorg value and goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. NVR continually evaluates whether events and circumstances have occurred that indicate that the remaining value of excess reorg value and goodwill may not be recoverable. At December 31, 2002, management believes that excess reorg value and goodwill were not impaired. This conclusion is based on management’s judgment, considering such factors as NVR’s history of operating success, NVR’s well recognized brand names and the significant positions held in the markets in which NVR operates. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorg value and/or goodwill exceeds their fair value.

    Mortgage Servicing Rights

NVR sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, from one to four months, NVR does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets.

    Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although NVR considers the warranty and product liability accrual reflected on the December 31, 2002 balance sheet to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Impact of Inflation, Changing Prices and Economic Conditions

See Risk Factors previously discussed.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. NVR’s market risk arises from interest rate risk inherent in its financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. NVR has no market rate sensitive instruments held for speculative or trading purposes.

NVR’s mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are either sold through optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVR also sells predominantly all of its mortgage servicing rights in bulk sales at predetermined prices which significantly reduces the market risk associated with these interest sensitive assets.

NVR’s homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary variable-rate debt is a working capital revolving credit facility that currently provides for unsecured borrowings up to $135,000, subject to certain borrowing base limitations. The working capital credit facility expires May 31, 2004 and outstanding amounts bear interest at the election of NVR, at (i) the base rate of interest announced by the working capital credit facility agent or (ii) 1.35% above the Eurodollar Rate. The weighted average interest rate for the amounts outstanding under the Facility was 3.2% during 2002. There were no amounts outstanding under the working capital revolving credit facility at December 31, 2002.

NVRM generates operating liquidity primarily through the mortgage warehouse facility which currently has a borrowing limit of $150,000. The interest rate under the mortgage warehouse facility is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 2.2% during 2002. Mortgage loans and gestation mortgage-backed securities collateralize the mortgage warehouse facility borrowings. The mortgage warehouse facility is annually renewable and currently expires August 29, 2003. There was $126,249 outstanding under the mortgage warehouse facility at December 31, 2002.

The mortgage warehouse facility agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $12,000.

NVRM from time to time enters into various gestation and repurchase agreements. NVRM currently has available an aggregate of $50,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted-average interest rates for amounts outstanding under these uncommitted facilities were 2.3% and 4.3% during 2002 and 2001, respectively. There was $13,008 outstanding under these uncommitted facilities at December 31, 2002.

The following table represents the contractual balances of NVR’s on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 2002. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because NVR sells all of the mortgage loans it originates into the secondary markets, NVR has made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

	Maturities (000’s)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	163,410	—	—	—	—	—	163,410	166,575
Average interest rate	6.2%	—	—	—	—	—	6.2%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	126,249	—	—	—	—	—	126,249	126,249
Average interest rate (a)	1.8%	—	—	—	—	—	1.8%
Variable rate repurchase agreements	13,008	—	—	—	—	—	13,008	13,008
Average interest rate	1.9%	—	—	—	—	—	1.9%

Other
Forward trades of mortgage-backed securities	3,469	—	—	—	—	—	3,469	3,469
Forward loan commitments	(2,569)	—	—	—	—	—	(2,569)	(2,569)

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	88,000	—	—	—	—	—	88,000	88,000
Average interest rate	1.2%	—	—	—	—	—	1.2%

Interest rate sensitive liabilities:
Variable rate working capital line of credit	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—
Fixed rate obligations (b)	410	421	115,378	235	251	3,208	119,903	125,055
Average interest rate	8.1%	8.1%	8.3%	12.1%	12.2%	12.2%	8.4%

(a)	Average interest rate is net of credits received for compensating cash balances.
(b)	The $115,378 maturing during 2005 includes $115,000 of NVR’s 8% Senior Notes due June 2005.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 10 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2003. Reference is also made regarding the executive officers of the registrant to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11. Executive Compensation.

Item 11 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Equity Compensation Plan Information

The table below sets forth the following information as of the end of the NVR 2002 fiscal year for (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	2,248,229	$42.48	81,519
Equity compensation plans not approved by security holders	1,898,462	$193.32	108,900
Total	4,146,691	$111.54	190,419

Equity compensation plans approved by our shareholders include the NVR, Inc. Management Equity Incentive Plan, the NVR, Inc. Management Long-Term Stock Option Plan, the NVR, Inc. 1998 Management Long-Term Stock Option Plan, the NVR, Inc. Directors’ Long-Term Incentive Plan, the NVR, Inc. Directors’ Long-Term Stock Option Plan, and the 1998 Directors’ Long-Term Stock Option Plan. Equity compensation plans that have not been approved by our shareholders include the NVR, Inc. 1994 Management Equity Incentive Plan and the NVR, Inc. 2000 Broadly-Based Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

Item 13 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 14. Controls and Procedures.

Within the 90-day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of NVR’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NVR’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in NVR’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following documents are filed as part of this report:

1.	Financial Statements
NVR, Inc.—Consolidated Financial Statements
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description

2.1

Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as modified to July 21, 1993). Filed as Exhibit 2.1 to NVR, Inc.’s Registration Statement on Form S-1 (No. 33-63190) (the “1993 Registration Statement”) and incorporated herein by reference.

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 3.7 to the 1993 Registration Statement and incorporated herein by reference.

3.2	Bylaws of NVR. Filed as Exhibit 3.8 to the 1993 Registration Statement and incorporated herein by reference.

4.1	Form of Trust Indenture between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3

Form of Supplemental Trust Indenture between NVR, as issuer, NVR Homes, Inc., as guarantor, and The Bank of New York, as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.4

Second Supplemental Indenture between NVR and the Bank of New York, as trustee dated February 27, 2001. Filed as Exhibit 4.5 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.1

Employment Agreement between NVR and Dwight C. Schar dated January 1, 2002. Filed as Exhibit 10.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2

Employment Agreement between NVR and Paul C. Saville dated January 1, 2002. Filed as Exhibit 10.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.3

Employment Agreement between NVR and William J. Inman dated January 1, 2002. Filed as Exhibit 10.3 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.6

Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7	NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

10.8	NVR, Inc. Directors Long-Term Incentive Plan. Filed as Exhibit 10.11 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.9	NVR, Inc. Management Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.10	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.12	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 filed June 4, 1999 and incorporated herein by reference.

10.13	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 filed June 4, 1999 and incorporated herein by reference.

10.14

NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 Registration Statement (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.15

NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 Registration Statement (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

10.16

NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 Registration Statement (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.17

Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, as borrower, and Certain Banks and BankBoston, as Agent for itself and Certain Banks. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.18

NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.19

NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.20

Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.21

Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.22

Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.23

Amendment No. 5 to Third Amended and Restated Credit Agreement dated as of September 30, 1998 by and among NVR, Inc., as borrower, Fleet National Bank, successor by merger to BankBoston, N.A. and Certain Banks. Filed as Exhibit 10.23 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.24

Amendment No. 6 to Third Amended and Restated Credit Agreement dated as of September 30, 1998 by and among NVR, Inc., as borrower, Bank One, N.A. and Certain Banks. Filed as Exhibit 99.1 to NVR’s Current Report on Form 8-K filed September 24, 2002 and incorporated herein by reference.

10.25

Amendment No. 7 to Third Amended and Restated Credit Agreement dated as of September 30, 1998 by and among NVR, Inc., as borrower, Bank One, N.A. and Certain Banks. Filed as Exhibit 99.2 to NVR’s Current Report on Form 8-K filed September 24, 2002 and incorporated herein by reference.

10.26

Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed herewith.

11	Computation of Earnings per Share. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (independent auditors). Filed herewith.

3.	Reports on Form 8-K

NVR did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.

By:	/s/ Dwight C. Schar
Dwight C. Schar Chairman of the Board of Directors, President and Chief Executive Officer

Dated: February 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwight C. Schar Dwight C. Schar	Principal Executive Officer	February 6, 2003

/s/ J. Carter Bacot J. Carter Bacot	Director	February 6, 2003

/s/ C. Scott Bartlett, Jr. C. Scott Bartlett, Jr.	Director	February 6, 2003

/s/ Robert C. Butler Robert C. Butler	Director	February 6, 2003

/s/ Manuel H. Johnson Manuel H. Johnson	Director	February 6, 2003

/s/ William A. Moran William A. Moran	Director	February 6, 2003

/s/ David A. Preiser David A. Preiser	Director	February 6, 2003

/s/ George E. Slye George E. Slye	Director	February 6, 2003

/s/ John M. Toups John M. Toups	Director	February 6, 2003

/s/ Paul C. Saville Paul C. Saville	Principal Financial Officer	February 6, 2003

/s/ Dennis M. Seremet Dennis M. Seremet	Principal Accounting Officer	February 6, 2003

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Dwight C. Schar, certify that:

1.	I have reviewed this annual report on Form 10-K of NVR, Inc. (“NVR”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this annual report;

4.	NVR’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of NVR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	NVR’s other certifying officer and I have disclosed, based on our most recent evaluation, to NVR’s auditors and the audit committee of NVR’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect NVR’s ability to record, process, summarize and report financial data and have identified for NVR’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in NVR’s internal controls; and

6.	NVR’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

By:	/s/ Dwight C. Schar
Dwight C. Schar Chairman and Chief Executive Officer

I, Paul C. Saville, certify that:

1.	I have reviewed this annual report on Form 10-K of NVR, Inc. (“NVR”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this annual report;

4.	NVR’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of NVR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	NVR’s other certifying officer and I have disclosed, based on our most recent evaluation, to NVR’s auditors and the audit committee of NVR’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect NVR’s ability to record, process, summarize and report financial data and have identified for NVR’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in NVR’s internal controls; and

6.	NVR’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

By:	/s/ Paul C. Saville
Paul C. Saville Executive Vice President, Chief Financial Officer and Treasurer

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with this annual report on Form 10-K of NVR, Inc. for the period ended December 31, 2002, I, Dwight C. Schar, Chairman and Chief Executive Officer of NVR, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	this Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of NVR, Inc.

Date: February 6, 2003

By:	/s/ Dwight C. Schar
Dwight C. Schar Chairman and Chief Executive Officer

In connection with this annual report on Form 10-K of NVR, Inc. for the period ended December 31, 2002, I, Paul C. Saville, Executive Vice President, Chief Financial Officer and Treasurer of NVR, Inc., hereby certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	this Form 10-K for the period ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in this Form 10-K for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of NVR, Inc.

Date: February 6, 2003

By:	/s/ Paul C. Saville
Paul C. Saville Executive Vice President, Chief Financial Officer and Treasurer

Independent Auditors’ Report

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, NVR, Inc. and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for the accounting for its goodwill and reorganization value in excess of amounts allocable to identifiable intangible assets balances.

KPMG LLP

McLean, Virginia

January 23, 2003

NVR, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Homebuilding:
Cash and cash equivalents	$139,796	$134,181
Receivables	10,807	5,745
Inventory:
Lots and housing units, covered under sales agreements with customers	400,008	356,275
Unsold lots and housing units	25,558	37,265
Manufacturing materials and other	11,108	8,835

	436,674	402,375
Property, plant and equipment, net	22,126	15,397
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	231,229	155,652
Deferred tax assets, net	74,642	51,283
Other assets	35,365	25,273

	998,598	837,865

Mortgage Banking:
Cash and cash equivalents	3,049	4,430
Mortgage loans held for sale, net	163,410	142,059
Mortgage servicing rights, net	5,611	1,328
Property and equipment, net	941	781
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	3,332	1,237

	183,690	157,182

Total assets	$1,182,288	$995,047

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(dollars in thousands, except share data)

	December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$145,209	$127,658
Accrued expenses and other liabilities	142,215	114,781
Obligations under incentive plans	97,803	72,241
Customer deposits	118,174	81,924
Other term debt	4,903	5,259
Senior notes	115,000	115,000

	623,304	516,863

Mortgage Banking:
Accounts payable and other liabilities	16,482	10,355
Notes payable	139,257	118,711

	155,739	129,066

Total liabilities	779,043	645,929

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,602,921 and 20,614,365 shares issued for 2002 and 2001, respectively	206	206
Additional paid-in-capital	262,867	193,757
Deferred compensation trust—428,698 and 393,955 shares of NVR, Inc. common stock for 2002 and 2001, respectively	(35,647)	(24,201)
Deferred compensation liability	35,647	24,201
Retained earnings	968,074	636,604
Less treasury stock at cost—13,580,531 and 13,139,332 shares for 2002 and 2001, respectively	(827,902)	(481,449)

Total shareholders’ equity	403,245	349,118

Total liabilities and shareholders’ equity	$1,182,288	$995,047

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Homebuilding:
Revenues	$3,060,671	$2,559,744	$2,267,810
Other income	3,307	3,513	3,578
Cost of sales	(2,335,369)	(2,002,290)	(1,834,059)
Selling, general and administrative	(226,207)	(178,075)	(153,208)
Amortization of reorganization value in excess of amounts allocable to identifiable assets/goodwill	—	(7,254)	(7,254)

Operating income	502,402	375,638	276,867
Interest expense	(12,994)	(11,858)	(12,614)

Homebuilding income	489,408	363,780	264,253

Mortgage Banking:
Mortgage banking fees	65,454	52,591	37,944
Interest income	6,184	7,025	6,541
Other income	658	879	534
General and administrative	(23,811)	(26,801)	(32,424)
Amortization of reorganization value in excess of amounts allocable to identifiable assets/goodwill	—	(1,088)	(1,252)
Interest expense	(1,870)	(1,728)	(3,016)
Restructuring and asset impairment charge	—	—	(5,726)

Mortgage banking income	46,615	30,878	2,601

Total segment income	536,023	394,658	266,854
Income tax expense	(204,553)	(157,864)	(108,608)

Net income	$331,470	$236,794	$158,246

Basic earnings per share	$45.54	$29.87	$17.42

Diluted earnings per share	$36.05	$24.86	$14.98

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total

Balance, December 31, 1999	$206	$196,652	$241,564	$(237,782)	$—	$—	$200,640
Net income	—	—	158,246	—	—	—	158,246
Deferred compensation activity	—	(14,918)	—	14,451	(15,915)	15,915	(467)
Purchase of common stock for treasury	—	—	—	(53,677)	—	—	(53,677)
Performance share activity	—	(3,595)	—	3,674	—	—	79
Tax benefit from stock options exercised	—	4,628	—	—	—	—	4,628
Option activity	—	3,059	—	—	—	—	3,059
Treasury stock issued upon option exercise	—	(5,662)	—	5,662	—	—	—
Forward purchase contract obligation	—	(65,028)	—	—	—	—	(65,028)

Balance, December 31, 2000	206	115,136	399,810	(267,672)	(15,915)	15,915	247,480

Net income	—	—	236,794	—	—	—	236,794
Deferred compensation activity	—	—	—	—	(8,286)	8,286	—
Purchase of common stock for treasury	—	—	—	(223,839)	—	—	(223,839)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised	—	17,363	—	—	—	—	17,363
Option activity	—	6,213	—	—	—	—	6,213
Treasury stock issued upon option exercise	—	(10,062)	—	10,062	—	—	—
Forward purchase contract obligation	—	65,028	—	—	—	—	65,028

Balance, December 31, 2001	206	193,757	636,604	(481,449)	(24,201)	24,201	349,118

Net income	—	—	331,470	—	—	—	331,470
Deferred compensation activity	—	—	—	12,490	(11,446)	11,446	12,490
Purchase of common stock for treasury	—	—	—	(362,399)	—	—	(362,399)
Purchase of common stock for deferred compensation plan	—	—	—	(37,469)	—	—	(37,469)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	101,172	—	—	—	—	101,172
Option activity	—	8,784	—	—	—	—	8,784
Treasury stock issued upon option exercise	—	(40,925)	—	40,925	—	—	—

Balance, December 31, 2002	$206	$262,867	$968,074	$(827,902)	$(35,647)	$35,647	$403,245

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities:
Net income	$331,470	$236,794	$158,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,657	15,162	13,840
Restructuring and asset impairment charge	—	—	5,726
Gain on sales of loans	(48,424)	(37,663)	(24,699)
Deferred tax benefit	(21,669)	(6,277)	(6,983)
Mortgage loans closed	(2,164,017)	(1,885,395)	(1,749,720)
Proceeds from sales of mortgage loans	2,175,260	1,884,320	1,776,595
Gain on sales of mortgage servicing rights	(268)	(642)	(756)
Net change in assets and liabilities:
Increase in inventories	(34,299)	(67,694)	(11,226)
Increase in contract land deposits	(75,577)	(59,533)	(33,335)
(Increase) decrease in receivables	(5,155)	1,584	(2,638)
Increase in accounts payable and accrued expenses	199,911	66,337	46,764
Increase in obligations under incentive plans	25,562	9,989	24,731
Other, net	(9,235)	(1,737)	(2,839)

Net cash provided by operating activities	381,216	155,245	193,706

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities	—	4,102	—
Purchase of property, plant and equipment	(12,262)	(6,694)	(5,027)
Principal payments on mortgage-backed securities	794	530	826
Proceeds from sales of mortgage servicing rights	7,169	16,677	15,762
Other, net	336	1,261	572

Net cash (used)/provided by investing activities	(3,963)	15,876	12,133

Cash flows from financing activities:
Redemption of mortgage-backed bonds	—	(4,693)	(817)
Extinguishment of 8% senior notes	—	—	(30,000)
Purchases of treasury stock	(362,399)	(223,839)	(53,677)
Purchase of NVR common stock for deferred compensation plan	(37,469)	(8,286)	(1,606)
Net borrowings (repayments) under notes payable and credit lines	20,190	65,315	(74,217)
Payment of senior note consent fees	(2,125)	(4,928)	—
Exercise of stock options	8,784	6,213	3,060

Net cash used by financing activities	(373,019)	(170,218)	(157,257)

Net increase in cash	4,234	903	48,582
Cash, beginning of year	138,611	137,708	89,126

Cash, end of year	$142,845	$138,611	$137,708

Supplemental disclosures of cash flow information:
Interest paid during the year	$12,698	$12,588	$15,858

Income taxes paid during the year, net of refunds	$97,473	$144,354	$102,694

See notes to consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”), its wholly owned subsidiaries and certain partially owned entities. All significant intercompany transactions have been eliminated in consolidation.

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

Homebuilding Inventory

Inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis. Recoverability and impairment, if any, is primarily evaluated by analyzing sales of comparable assets.

Contract Land Deposits

NVR purchases finished lots under option contracts that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) from an amortization approach to an impairment-only approach. SFAS No. 142 requires goodwill and excess reorganization value, which is no longer subject to amortization, to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted and on an annual basis thereafter. The Company completed the assessment of impairment and determined that there is no impairment of either goodwill or excess reorganization value. Following is the pro forma effect of the adoption of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net income	$331,470	$236,794	$158,246
Add:
Goodwill amortization, net of tax	—	664	662
Excess reorganization value amortization	—	7,248	7,412

Adjusted net income	$331,470	$244,706	$166,320

Basic earnings per share:
Net income	$45.54	$29.87	$17.42
Goodwill amortization	—	0.08	0.07
Excess reorganization value amortization	—	0.92	0.82

Adjusted net income	$45.54	$30.87	$18.31

Diluted earnings per share:
Net income	$36.05	$24.86	$14.98
Goodwill amortization	—	0.07	0.06
Excess reorganization value amortization	—	0.76	0.70

Adjusted net income	$36.05	$25.69	$15.74

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. From the time NVR funds the rate lock commitments until the loans are delivered into the forward sales contracts, the forward sales contracts are designated as a fair value hedge of the Company’s closed loan inventory. Both the forward sales contracts and the closed loans are marked to market. Although minimal, any hedge ineffectiveness is recorded as a component of mortgage banking fees. NVR does not engage in speculative or trading derivative activities. At December 31, 2002, there were contractual

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

commitments to extend credit to borrowers aggregating $239,981, and open forward delivery sales contracts aggregating $236,552.

Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Weighted average number of shares outstanding used to calculate basic EPS	7,278,494	7,927,315	9,084,041
Dilutive securities:
Stock options and forward purchase contract obligation	1,915,183	1,598,645	1,480,174

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	9,193,677	9,525,960	10,564,215

Revenues-Homebuilding Operations

NVR builds light-frame, low-rise residences, which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer.

Mortgage Banking Fees

Mortgage banking fees include income earned by NVR’s mortgage banking subsidiaries for originating mortgage loans, servicing mortgage loans held in the servicing portfolio, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking.

Mortgage Servicing Rights

NVR sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, from one to four months, NVR does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets.

Depreciation

Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two year period, office facilities and other equipment are depreciated over a period from three to ten years, manufacturing facilities are depreciated over a period of from five to forty years and property under capital lease is depreciated in a manner consistent with the Company’s depreciation policy for owned assets.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Instruments

Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 8% Senior Notes due 2005 as of December 31, 2002 and 2001 was $120,152 and $116,006, respectively. The estimated fair values are based on quoted market prices. The carrying value was $115,000 at December 31, 2002 and 2001.

Stock-Based Compensation

At December 31, 2002, the Company had eight stock-based employee compensation plans, which are described more fully in note 9. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$331,470	$236,794	$158,246
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(23,649)	(21,185)	(5,742)

Pro forma net income	$307,821	$215,609	$152,504

Earnings per share:
Basic—as reported	$45.54	$29.87	$17.42

Basic—pro forma	$42.29	$27.20	$16.79

Diluted—as reported	$36.05	$24.86	$14.98

Diluted—pro forma	$33.48	$22.63	$14.44

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The weighted average per share fair values of grants made in 2002, 2001 and 2000 for management incentive plans were $196.88, $116.88 and $39.76, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2002	2001	2000
Estimated option life	10 years	10 years	10 years
Risk free interest rate	5.07%	5.47%	6.12%
Expected volatility	41.10%	42.38%	40.77%
Expected dividend yield	0.00%	0.00%	0.00%

Comprehensive Income

For the years ended December 31, 2002, 2001 and 2000, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

Reclassifications

Certain prior year amounts have been reclassified within the Statements of Cash Flows to conform to the current year presentation.

2. Segment Information, Nature of Operations, and Certain Concentrations

NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas, where NVR derived approximately 56% of its 2002 homebuilding revenues. NVR’s homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in nineteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, and Tennessee. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily towards first-time homeowners and first-time move-up buyers. The NVHomes product is built in the Washington, D.C., Baltimore, MD, and Philadelphia, PA metropolitan areas, and is marketed primarily to move-up and up-scale buyers.

The mortgage banking segment is a regional mortgage banking operation. Substantially all of the mortgage banking segment’s loan closing activity is for NVR’s homebuilding customers (See note 11). NVR’s mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. A substantial portion of the Company’s mortgage operations is conducted in the Washington, D.C. and Baltimore, MD metropolitan areas.

Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

For the Year Ended December 31, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues	$3,060,671	$65,454	$3,126,125	(a)
Interest income	729	6,184	6,913	(a)
Interest expense	12,994	1,870	14,864	(a)
Depreciation and amortization	7,036	621	7,657	(a)
Segment profit	489,408	46,615	536,023	(a)
Segment assets	950,639	176,343	1,126,982	(b)
Expenditures for segment assets	11,815	447	12,262	(a)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment assets to the respective amounts for the consolidated enterprise:

Segment assets	$950,639	$176,343	$1,126,982
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$998,598	$183,690	$1,182,288

For the Year Ended December 31, 2001
	Homebuilding	Mortgage Banking	Totals
Revenues	$2,559,744	$52,591	$2,612,335	(c)
Interest income	1,145	7,025	8,170	(c)
Interest expense	11,858	1,728	13,586	(c)
Depreciation and amortization	6,020	800	6,820	(d)
Segment profit	371,034	31,966	403,000	(d)
Segment assets	789,906	149,835	939,741	(d)
Expenditures for segment assets	6,595	99	6,694	(c)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment depreciation and amortization, profit, and assets to the respective amounts for the consolidated enterprise:

Segment depreciation and amortization	$6,020	$800	$6,820
Add: amortization of excess reorganization value and goodwill	7,254	1,088	8,342

Consolidated depreciation and amortization	$13,274	$1,888	$15,162

Segment profit	$371,034	$31,966	$403,000
Less: amortization of excess reorganization value and goodwill	(7,254)	(1,088)	(8,342)

Consolidated income before income taxes	$363,780	$30,878	$394,658

Segment assets	$789,906	$149,835	$939,741
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$837,865	$157,182	$995,047

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

For the Year Ended December 31, 2000

	Homebuilding	Mortgage Banking	Totals
Revenues	$2,267,810	$37,944	$2,305,754	(e)
Interest income	2,233	6,541	8,774	(e)
Interest expense	12,614	3,016	15,630	(e)
Depreciation and amortization	4,693	641	5,334	(f)
Segment profit	271,507	3,853	275,360	(f)
Segment assets	642,273	135,339	777,612	(f)
Expenditures for segment assets	4,824	203	5,027	(e)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(f) The following reconciles segment depreciation and amortization, profit, and assets to the respective amounts for the consolidated enterprise:

Segment depreciation and amortization	$4,693	$641	$5,334
Add: amortization of excess reorganization value and goodwill	7,254	1,252	8,506

Consolidated depreciation and amortization	$11,947	$1,893	$13,840

Segment profit	$271,507	$3,853	$275,360
Less: amortization of excess reorganization value and goodwill	(7,254)	(1,252)	(8,506)

Consolidated income before income taxes	$264,253	$2,601	$266,854

Segment assets	$642,273	$135,339	$777,612
Add: Excess reorganization value and goodwill	55,213	8,435	63,648

Total consolidated assets	$697,486	$143,774	$841,260

3. Related Party Transactions

During 2002, 2001, and 2000, NVR purchased, at market prices, developed lots from a company that is controlled by a member of the board of directors. Those purchases totaled approximately $13,200, $19,000 and $25,000 during 2002, 2001 and 2000, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 2002 over the next 18 to 24 months for an aggregate purchase price of approximately $23,000.

4. Loan Servicing Portfolio

At December 31, 2002 and 2001, NVR was servicing approximately 2,800 and 2,200 mortgage loans for various investors with aggregate principal balances of approximately $444,000 and $223,000, respectively.

At December 31, 2002, NVR had net capitalized mortgage servicing rights of $5,611 which related to approximately $359,000 of the aggregate $444,000 in loans serviced. The mortgage servicing rights associated with the remaining $85,000 in loans serviced are not subject to capitalization because the loans were originated and sold prior to NVR’s adoption of SFAS No. 122 on January 1, 1995, or are attributed to loans closed using funds from local government bond programs. NVR’s permanent servicing portfolio has been fully amortized.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

5. Property, Plant and Equipment, net

	December 31,
	2002	2001
Homebuilding:
Office facilities and other	$7,310	$7,043
Model home furniture and fixtures	11,360	11,680
Manufacturing facilities	16,113	9,860
Property under capital leases	7,631	7,631

	42,414	36,214
Less: accumulated depreciation	(20,288)	(20,817)

	$22,126	$15,397

Mortgage Banking:
Office facilities and other	$2,673	$2,327
Less: accumulated depreciation	(1,732)	(1,546)

	$941	$781

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in note 6.

6. Debt

	December 31,
	2002	2001
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$4,903	$5,259

Senior notes (c)	$115,000	$115,000

Mortgage Banking:
Mortgage warehouse revolving credit (d)	$126,249	$115,057
Mortgage repurchase facility (e)	13,008	3,464
Capital lease obligations	—	190

	$139,257	$118,711

(a) The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”) that currently provides for unsecured borrowings up to $135,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $40,000 of the Facility is currently available for issuance in the form of letters of credit, of which $19,206 and $17,798 were outstanding at December 31, 2002 and 2001, respectively. The Facility expires May 31, 2004 and outstanding amounts bear interest at the election of the Company, at (i) the base rate of interest announced by the Facility agent or (ii) 1.35% above the Eurodollar Rate. The weighted-average interest rates for the amounts outstanding under the Facility were 3.2% and 4.2% for 2002 and 2001, respectively. At December 31, 2002, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

The Facility contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of NVR. In addition, the Facility contains restrictions on the ability of NVR to, among other things, incur debt and make investments. The Facility also prohibits NVR from paying cash dividends to shareholders.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(b) The capital lease obligations have fixed interest rates ranging from 3.0% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $5,004 and $5,346 at December 31, 2002 and 2001, respectively.

The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2002:

Years ending December 31,
2003	$946
2004	925
2005	841
2006	669
2007	657
Thereafter	4,816

8,854
Amount representing interest	(3,951)

$4,903

(c) On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company’s debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

On April 14, 1998, the Company completed an offering under the shelf registration statement for $145,000 of senior notes due 2005 (the “Senior Notes”), resulting in aggregate net proceeds to the Company of approximately $142,800 after fees and expenses. The Senior Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. The Senior Notes are senior unsecured obligations of the Company, ranking equally in right of payment with the Company’s other existing and future unsecured indebtedness. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 at redemption prices ranging from 104% of par on June 1, 2003 to par at their maturity date on June 1, 2005.

During 2000, NVR purchased, in the open market, an aggregate of $30,000 in principal amount of Senior Notes. The Senior Notes were purchased at par, with no material gain or loss resulting from the transaction. There is an aggregate of $115,000 of Senior Notes outstanding at December 31, 2002.

The indenture governing the Senior Notes has, among other items, limitations on asset sales by NVR and requires that NVR, on a consolidated basis, maintain a net worth of at least $80,000. In addition, the indenture limits dividends, certain investments and NVR’s ability to incur additional debt if NVR is in default under the indenture or if NVR does not meet certain fixed charge coverage ratios.

On March 14, 2002, NVR successfully completed a solicitation of consents from holders of its Senior Notes to amend the Indenture governing the Senior Notes. The amendment to the Indenture allows NVR to repurchase up to an aggregate $100 million of its capital stock, in addition to that otherwise provided under NVR’s Indenture, in one or more open market and/or privately negotiated transactions through June 1, 2003. On March 19, 2002, NVR paid to each holder of the Senior Notes who provided a consent, an amount equal to 2.0% of the principal amount of such holder’s Senior Notes. The aggregate fee paid of $2,125 was deferred and will be amortized as an adjustment to interest expense over the remaining term of the Senior Notes. As of September 30, 2002, NVR had fully utilized the $100 million for its intended purpose.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

(d) The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $150,000. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 2.2% and 2.3% during 2002 and 2001, respectively. Mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is an annually renewable facility and currently expires August 29, 2003.

The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $12,000.

(e) NVRM from time to time enters into various gestation and repurchase agreements. NVRM currently has available an aggregate of $50,000 of borrowing capacity in such uncommitted facilities. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facilities generally require NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted-average interest rates for amounts outstanding under these uncommitted facilities were 2.3% and 4.3% during 2002 and 2001, respectively. The average amount outstanding under these uncommitted facilities was $14,216 and $14,297 during 2002 and 2001 respectively.

* * * * *

Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Senior Notes as of December 31, 2002 are as follows:

Years ending December 31,
2003	$139,667
2004	421
2005	115,378
2006	235
2007	251
Thereafter	3,208

Total	$259,160

The $139,667 maturing in 2003 includes $126,249 of borrowings under the Mortgage Warehouse Revolving Credit facility that were repaid in January 2003. The $115,378 maturing during 2005 includes $115,000 of Senior Notes which mature in June 2005.

At December 31, 2002, the homebuilding and mortgage banking segments had restricted cash of $6,268 and $2,150, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

7. Common Stock

There were 7,022,390 and 7,475,033 common shares outstanding at December 31, 2002 and 2001, respectively. As of December 31, 2002, NVR had reacquired a total of 16,431,152 shares of NVR common shares at an aggregate cost of $892,719 since December 31, 1993. In addition, 170,732 shares

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

of the Company’s common stock were purchased at an aggregate purchase price of $37,469 by the Company’s rabbi trust, which holds the investments for the Deferred Compensation Plan. These shares are recorded in the Company’s treasury stock account until such shares are vested under the respective compensation plan. As of December 31, 2002, 56,910 of these shares were vested and were transferred from the treasury account to the rabbi trust (see note 9 for discussion of the deferred compensation plan).

There have been approximately 2,954,000 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. During 2002, 883,394 such shares were issued.

8. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current:
Federal	$187,356	$139,501	$101,267
State	38,866	24,640	14,324
Deferred:
Federal	(18,116)	(5,209)	(6,560)
State	(3,553)	(1,068)	(423)

	$204,553	$157,864	$108,608

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$101,172	$17,363	$4,628

Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2002	2001
Deferred tax assets:
Other accrued expenses	$29,668	$24,053
Deferred compensation	40,059	21,031
Uniform capitalization	5,173	4,672
Other	3,365	5,228

Total deferred tax assets	78,265	54,984
Less: deferred tax liabilities	4,193	2,860

	$74,072	$52,124

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.

Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax asset will be realized. Federal taxable income was approximately $302,312 and $361,932 for the years ended December 31, 2002 and 2001.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income taxes computed at the Federal statutory rate	$187,608	$138,131	$93,399
State income taxes, net of Federal income tax benefit	22,953	15,322	9,036
Non-deductible amortization	—	2,537	2,345
Other, net	(6,008)	1,874	3,828

	$204,553	$157,864	$108,608

The reduction in the Company’s effective tax rate in 2002 from prior years is primarily attributable to the amendment of one of its long-term cash incentive plans requiring executive officers to defer receipt of payments due under the plan until separation of service with the Company. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

9. Profit Sharing and Incentive Plans

Profit Sharing Plans—NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the “Board”). The combined plan contribution for the years ended December 31, 2002, 2001 and 2000 was $10,007, $8,250 and $8,320, respectively. During 2002 and 2001, the ESOP purchased in the open market 35,535 shares and 53,930 shares, respectively, of NVR common stock using cash contributions provided by the Company. As of December 31, 2002, all shares held by the ESOP have been committed to be released to participant accounts.

High Performance Compensation Plans—During 2002, 2001 and 2000, NVR recognized $32,959, $14,946 and $24,264, respectively, of compensation costs related to the High Performance Plan (the “HP Plan”), a long-term cash compensation program for executive officers and other key personnel. During 2002, the Compensation Committee of the Board of Directors terminated the HP Plan. Amounts that have been earned by participants under the HP Plan for previous measurement periods will continue to vest through December 31, 2004, based upon the participants’ continued employment. The Company estimates that it will recognize $8,700 and $3,900 of HP Plan compensation expense in 2003 and 2004, respectively.

Management Incentive Plans—Management long-term incentive plans provide several types of equity incentives to NVR’s executives and managers. The equity incentives take the form of stock options and performance share awards as described below. Stock options issued under the management long-term incentive plans are issued with an exercise price equal to the market value of the underlying shares on the date of grant.

Under the Management Incentive Plan approved by the Shareholders in 1994, participants received options to purchase a total of 1,117,949 NVR shares (the “1993 NVR Share Options”). The 1993 NVR Share Options issued under the Management Incentive Plan were fully vested as of December 31, 1996, and expire 10 years after the dates upon which they were granted.

Under the 1994 Management Incentive Plan (the “1994 Incentive Plan”), executive officers and other employees of the Company were eligible to receive stock options (the “1994 NVR Share Options”)

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

and performance shares (the “1994 Performance Shares”). There were 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 1999. All 1,124,929 1994 Performance Shares have been granted to employees under the 1994 Incentive Plan, and all 1994 Performance Shares were vested as of December 31, 1999.

During 1996, the Company’s Shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 non-qualified stock options (“Options”) authorized under the Management Long Term Stock Option Plan. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2000, or later depending on the date of grant, with vesting contingent upon continued employment.

During 1999, the Company’s Shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 non-qualified stock options (“Options”) authorized under the 1998 Option Plan. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2003, with vesting contingent upon continued employment.

During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (The “2000 Plan”). There are 2,000,000 non-qualified stock options (“Options”) authorized under the 2000 Plan. Grants under the 2000 Plan will be available to both employees and members of the Board. The distribution of options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and will vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant, with vesting contingent upon continued employment.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Stock option activity for the management option plans for the years presented is as follows:

	2002		2001		2000
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1993 NVR Share Options
Options outstanding at the beginning of the year	144,403	$7.73	219,096	$7.71	359,771	$7.60
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(123,250)	$7.75	(74,693)	$7.66	(140,675)	$8.01

Outstanding at end of year	21,153	$7.60	144,403	$7.73	219,096	$7.71

Exercisable at end of year	21,153	$7.60	144,403	$7.73	219,096	$7.71

1994 NVR Share Options
Options outstanding at the beginning of the year	10,162	$17.46	16,396	$20.35	35,032	$20.86
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(2,800)	$26.68	(6,234)	$25.08	(18,636)	$21.30

Outstanding at end of year	7,362	$15.04	10,162	$17.46	16,396	$20.35

Exercisable at end of year	7,362	$15.04	10,162	$17.46	16,396	$20.35

1996 Option Plan
Options outstanding at the beginning of the year	1,755,819	$21.48	1,847,405	$15.83	1,891,905	$14.70
Granted	8,000	$287.38	106,000	$125.83	85,000	$56.84
Canceled	(11,149)	$62.02	(6,333)	$15.69	(111,067)	$26.31
Exercised	(678,594)	$15.26	(191,253)	$23.43	(18,433)	$25.50

Outstanding at end of year	1,074,076	$27.24	1,755,819	$21.48	1,847,405	$15.83

Exercisable at end of year	969,576	$15.06	1,040,934	$14.63	615,802	$15.83

1998 Option Plan
Options outstanding at the beginning of the year	998,500	$49.66	1,000,000	$49.57	927,000	$47.63
Granted	—	$-	2,500	$91.25	104,500	$66.18
Canceled	(4,500)	$58.46	(4,000)	$51.28	(31,500)	$47.63
Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	994,000	$49.62	998,500	$49.66	1,000,000	$49.57

Exercisable at end of year	—	$—	—	$—	—	$—

2000 Option Plan
Options outstanding at the beginning of the year	1,823,100	$188.86	—	$—	—	$—
Granted	83,700	$305.35	1,823,100	$188.86	—	$—
Canceled	(15,700)	$189.00	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	1,891,100	$194.01	1,823,100	$188.86	—	$—

Exercisable at end of year	—	$—	—	$—	—	$—

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
1993 NVR Share Options
Outstanding and exercisable at December 31, 2002:
$5.06—$6.41	2,150	$5.68	2.3
$7.62—$9.11	19,003	$7.82	1.8
1994 NVR Share Options
Outstanding and exercisable at December 31, 2002:
$14.00—$25.00	7,362	$15.04	4.3
1996 Option Plan
Outstanding at December 31, 2002:
$ 9.13—$10.63	808,661	$10.60	3.4
$14.00—$21.00	61,238	$18.18	4.8
$22.63—$25.00	8,071	$24.22	5.1
$38.00—$52.75	69,937	$44.07	6.6
$62.13—$81.75	20,669	$72.19	7.7
$92.15—$105.46	51,500	$105.07	7.7
$146.00—$180.00	46,000	$154.19	8.4
$278.00—$315.50	8,000	$287.38	9.5
Exercisable at December 31, 2002:
$ 9.13—$10.63	808,661	$10.60	3.4
$14.00—$21.00	61,238	$18.18	4.8
$22.63—$25.00	8,071	$24.22	5.1
$38.00—$52.75	69,937	$44.07	6.6
$62.13—$81.75	20,669	$72.19	7.7
$146.00—$180.00	1,000	$146.00	8.2
1998 Option Plan *
Outstanding at December 31, 2002:
$43.50—$62.13	938,500	$47.88	6.4
$72.00—$91.25	55,500	$79.11	6.4
2000 Option Plan *
Outstanding at December 31, 2002:
$151.00—$202.05	1,815,600	$188.80	8.3
$269.35—$296.50	23,000	$281.90	9.6
$313.12—$369.75	52,500	$335.74	9.8

*None	of the options outstanding under these Option Plans are exercisable at December 31, 2002.

Director Incentive Plans

The Directors’ Long-Term Incentive Plan (“1993 Directors’ Plan”), approved by the Shareholders in 1994, provided for each eligible director to be granted options to purchase 22,750 shares of common stock with a maximum number of shares issuable under the plan of 364,000. There were 182,000 Directors’ Options granted to eligible directors on September 30, 1993 at a grant price of $16.60 per share, which exceeded the fair value of the underlying shares on the date of grant. The options were granted for a 10-year period and became exercisable six months after the date of grant. All shares issued under the 1993 Directors’ Plan have been exercised as of December 31, 2002. During 2002, the Board of Directors terminated the 1993 Directors’ Plan.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

During 1996, the Company’s Shareholders approved the Board of Directors’ adoption of the Directors’ Long Term Stock Option Plan (the “1996 Directors’ Plan”). Under this plan, there were 192,000 options to purchase shares of common stock authorized and granted to the Company’s outside directors. There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and were fully vested as of December 31, 2001.

During 1999, the Company’s Shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. A total of 87,500 options were granted at an exercise price of $49.06, and 34,000 options were granted at $369.75. All options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10 year period and vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002 or December 31, 2006, as determined by the date of grant.

The members of Board of Directors also participate in the 2000 Broadly-Based Stock Option Plan, as described previously herein.

Stock option activity for the director option plans for the years presented is as follows:

	2002		2001		2000
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
1993 Directors’ Plan
Options outstanding at the beginning of the year	22,750	$16.60	45,500	$16.60	101,000	$16.60
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(22,750)	$16.60	(22,750)	$16.60	(55,500)	$16.60

Outstanding at end of year	—	$—	22,750	$16.60	45,500	$16.60

Exercisable at end of year	—	$—	22,750	$16.60	45,500	$16.60

1996 Directors’ Plan
Options outstanding at the beginning of the year	106,000	$10.25	152,000	$10.25	168,000	$10.25
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(56,000)	$10.25	(46,000)	$10.25	(16,000)	$10.25

Outstanding at end of year	50,000	$10.25	106,000	$10.25	152,000	$10.25

Exercisable at end of year	50,000	$10.25	106,000	$10.25	96,000	$10.25

1998 Directors’ Plan
Options outstanding at the beginning of the year	75,000	$49.06	78,125	$49.06	87,500	$49.06
Granted	34,000	$369.75	—	$—	—	$—
Canceled	—	$—	—	$—	(9,375)	$49.06
Exercised	—	$—	(3,125)	$49.06	—	$—

Outstanding at end of year	109,000	$149.09	75,000	$49.06	78,125	$49.06

Exercisable at end of year	18,750	$49.06	—	$—	—	$—

To minimize the non-deductibility of executive compensation expense due to the limitations of Section 162(m) of the Internal Revenue Code and still maintain the ability to competitively compensate

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

the Company’s executive officers, the Company established a deferred compensation plan (“Deferred Comp Plan”). The specific purpose of the Deferred Comp Plan was to establish a vehicle whereby the executive officers could defer the receipt of compensation that otherwise would be nondeductible for tax purposes by the Company into a period where the Company would realize a tax deduction for the amounts paid. The Deferred Comp Plan is also available to other members of the Company’s management group. Amounts deferred into the Deferred Comp Plan are invested in NVR common stock, held in a rabbi trust account, and are paid out in a fixed number of shares upon expiration of the deferral period.

The rabbi trust account held 428,698 and 393,955 shares of NVR common stock as of December 31, 2002 and 2001, respectively. During 2002, 22,167 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. In addition, 56,910 shares of NVR common stock were contributed to the rabbi trust in 2002. These contributions were related to benefits earned and vested under the 1999 High Performance Plan. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for the years ended December 31, 2002, 2001 and 2000.

10. Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities and equipment. Future minimum lease payments under these operating leases as of December 31, 2002 are as follows:

Years ended December 31,
2003	$16,012
2004	10,643
2005	7,065
2006	4,886
2007	3,402
Thereafter	21,568

$63,576

Total rent expense incurred under operating leases was approximately $19,700, $16,500, and $12,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NVR is not in the land development business. NVR purchases finished lots under option contracts which require deposits which may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. At December 31, 2002, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $46,000.

On a very limited basis, NVR also obtains a supply of finished lots using unconsolidated limited liability land corporations (“LLLC’s”). All LLLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. Accordingly, such investments are accounted for under the equity method of accounting. NVR is not a borrower, guarantor or obligor on any of the LLLC’s debt. At December 31, 2002, NVR had an aggregate investment of approximately $10,000 in LLLC’s, which controlled approximately 1,400 lots.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

At December 31, 2002, NVR was committed to purchase approximately 21 finished lots for an aggregate purchase price of approximately $1,500 under specific performance contracts.

During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $26,619 (including $19,206 for letters of credit as described in note 6(a) herein) of contingent obligations under such agreements as of December 31, 2002. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of NVR.

11. Mortgage Banking Segment Restructuring Plan

During the first quarter of 2000, NVR formulated a detailed plan to align its mortgage banking operations to exclusively serve the Company’s homebuilding customers. The plan specifically entailed the closure of all of the Company’s retail operations, including all of the retail branches acquired from the acquisition of First Republic Mortgage Corporation (“First Republic”) acquired in March 1999. This action was consistent with the Company’s decision in December 1999 to exit the wholesale mortgage origination business. The Company’s mortgage banking operation is now solely focused on serving the Company’s homebuilding operations. The restructuring plan was substantially completed during the second quarter of 2000.

As a result of the restructuring, the Company recorded a restructuring and asset impairment charge of $5,726 in the first quarter of 2000. A detail of the costs comprising the total charge incurred in the first quarter of 2000 is as follows:

Write off of First Republic goodwill	$2,575
Noncancelable office and equipment leases	1,480
Asset impairments	1,362
Severance	309

Total	$5,726

During 2002 approximately $48 of the non-cancelable office and equipment lease accrual was reversed due to the termination of certain leases. During 2001 and 2000, approximately $797 and $863, respectively, in severance and lease costs was applied against the restructuring accrual. Approximately $81 of the restructuring accrual established at March 31, 2000, remains at December 31, 2002, and relates solely to accrued lease costs.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share data)

12. Quarterly Results [unaudited]

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2002 and 2001.

	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding operations	$674,982	$769,910	$847,044	$768,735
Gross profit—homebuilding operations	$161,751	$184,082	$201,175	$178,294
Mortgage banking fees	$14,861	$16,181	$17,148	$17,264
Net income	$76,713	$83,830	$91,980	$78,947
Diluted earnings per share	$8.17	$8.90	$10.14	$8.91
Contracts for sale, net of cancellations (units)	2,989	3,634	2,502	3,042
Settlements (units)	2,628	2,824	3,097	2,819
Backlog, end of period (units)	5,919	6,729	6,134	6,357
Loans closed	$477,737	$536,031	$591,595	$558,654

	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding operations	$519,249	$648,465	$677,962	$714,068
Gross profit—homebuilding operations	$112,084	$142,789	$147,921	$154,660
Mortgage banking fees	$9,990	$12,915	$13,922	$15,764
Net income	$47,920	$59,362	$62,492	$67,020
Diluted earnings per share	$4.84	$6.10	$6.68	$7.41
Contracts for sale, net of cancellations (units)	2,823	3,342	1,857	2,760
Settlements (units)	2,206	2,629	2,742	2,795
Backlog, end of period (units)	5,765	6,478	5,593	5,558
Loans closed	$359,475	$481,568	$503,065	$541,287