Form 10-Q
period 2003-03-31
NVR INC
filed 2003-05-15
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

(Not Applicable)
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes ☒ No ☐

As of May 7, 2003 there were 7,191,063 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
Homebuilding:
Cash and cash equivalents	$92,393	$139,796
Receivables	10,142	10,807
Inventory:
Lots and housing units, covered under sales agreements with customers	413,317	400,008
Unsold lots and housing units	27,477	25,558
Manufacturing materials and other	8,717	11,108

	449,511	436,674

Property, plant and equipment, net	21,998	22,126
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	229,129	231,229
Other assets	114,582	110,007

	965,714	998,598

Mortgage Banking:
Cash and cash equivalents	3,271	3,049
Mortgage loans held for sale, net	160,430	163,410
Mortgage servicing rights, net	1,276	5,611
Property and equipment, net	969	941
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	4,244	3,332

	177,537	183,690

Total assets	$1,143,251	$1,182,288

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$137,227	$145,209
Accrued expenses and other liabilities	130,099	142,215
Obligations under incentive plans	44,184	97,803
Customer deposits	132,523	118,174
Other term debt	4,818	4,903
Senior notes	115,000	115,000

	563,851	623,304

Mortgage Banking:
Accounts payable and other liabilities	13,620	16,482
Notes payable	137,885	139,257

	151,505	155,739

Total liabilities	715,356	779,043

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 and 20,602,921 shares issued as of March 31, 2003 and December 31, 2002, respectively	206	206
Additional paid-in-capital	292,202	262,867
Deferred compensation trust—453,207 and 428,698 shares as of March 31, 2003 and December 31, 2002, respectively, of NVR, Inc. common stock	(52,235)	(35,647)
Deferred compensation liability	52,235	35,647
Retained earnings	1,055,880	968,074
Less treasury stock at cost—13,579,115 and 13,580,531 shares at March 31, 2003 and December 31, 2002, respectively	(920,393)	(827,902)

Total shareholders’ equity	427,895	403,245

Total liabilities and shareholders’ equity	$1,143,251	$1,182,288

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
Homebuilding:
Revenues	$723,375	$674,982
Other income	932	758
Cost of sales	(539,437)	(513,231)
Selling, general and administrative	(50,959)	(47,417)

Operating income	133,911	115,092
Interest expense	(3,336)	(3,064)

Homebuilding income	130,575	112,028

Mortgage Banking:
Mortgage banking fees	17,756	14,861
Interest income	1,364	1,526
Other income	147	128
General and administrative	(5,468)	(5,081)
Interest expense	(431)	(327)

Mortgage banking income	13,368	11,107

Total segment income	143,943	123,135
Income tax expense	(56,137)	(46,422)

Net income	$87,806	$76,713

Basic earnings per share	$12.41	$10.37

Diluted earnings per share	$10.10	$8.17

Basic average shares outstanding	7,078	7,397

Diluted average shares outstanding	8,697	9,385

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$87,806	$76,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,168	1,777
Mortgage loans closed	(514,897)	(477,737)
Proceeds from sales of mortgage loans	526,782	489,140
Gain on sales of mortgage servicing rights	(14)	(316)
Gain on sale of loans	(13,886)	(10,761)
Net change in assets and liabilities
Increase in inventories	(12,837)	(26,934)
Decrease (increase) in contract land deposits	2,100	(9,895)
Decrease (increase) in receivables	609	(645)
Increase in accounts payable, customer deposits and accrued expenses	37,731	60,260
Decrease in obligations under incentive plans	(35,680)	(17,233)
Other, net	(5,420)	(5,496)

Net cash provided by operating activities	74,462	78,873

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,580)	(985)
Principal payments on mortgage loans held for sale	964	688
Proceeds from sales of mortgage servicing rights, net	7,693	456
Other, net	174	22

Net cash provided by investing activities	7,251	181

Cash flows from financing activities:
Purchase of NVR common stock for funding of deferred compensation plan	(17,939)	(37,469)
Net repayments under notes payable and other term debt	(1,457)	(2,582)
Payment of senior note consent fees	—	(2,125)
Purchase of treasury stock	(113,270)	(103,339)
Proceeds from exercise of stock options	3,772	5,364

Net cash used by financing activities	(128,894)	(140,151)

Net decrease in cash and cash equivalents	(47,181)	(61,097)
Cash and cash equivalents, beginning of the period	142,845	138,611

Cash and cash equivalents, end of period	$95,664	$77,514

Supplemental disclosures of cash flow information:
Interest paid during the period	$875	$648

Income taxes paid, net of refunds	$34,811	$12,344

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share and share data)

1.    Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

During the first quarter of 2003, NVR adopted the requirements of Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires the primary beneficiary of a variable interest entity to consolidate the financial position and results of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on NVR’s financial condition or results of operations for the quarter ended March 31, 2003. NVR is still evaluating the financial statement effect of variable interest entity relationships entered into prior to February 1, 2003. NVR cannot reach any definitive conclusion until it completes its evaluation.

For the quarters ended March 31, 2003 and 2002, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.    Stock-Based Compensation

At March 31, 2003, the Company had eight active stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 Accounting for Stock-Based Compensation, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share and share data)

to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended March 31,
	2003	2002
Net income, as reported	$87,806	$76,713
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,293)	(5,401)

Pro forma net income	$82,513	$71,312

Earnings per share:
Basic—as reported	$12.41	$10.37

Basic—pro forma	$11.66	$9.64

Diluted—as reported	$10.10	$8.17

Diluted—pro forma	$9.78	$7.87

3.    Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2002	$206	$262,867	$968,074	$(827,902)	$(35,647)	$35,647	$403,245
Net income	—	—	87,806	—	—	—	87,806
Deferred compensation activity, net	—	—	—	—	(16,588)	16,588	—
Purchase of common stock for treasury	—	—	—	(113,270)	—	—	(113,270)
Option activity	—	3,772	—	—	—	—	3,772
Tax benefit from stock-based compensation activity	—	46,342	—	—	—	—	46,342
Treasury shares issued upon option exercise	—	(20,779)	—	20,779	—	—	—

Balance, March 31, 2003	$206	$292,202	$1,055,880	$(920,393)	$(52,235)	$52,235	$427,895

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share and share data)

Approximately 345,700 options were exercised during the first quarter of 2003, with NVR receiving $3,772 in aggregate equity proceeds. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted-average cost basis of treasury shares acquired.

The Company repurchased approximately 344,300 shares of its common stock at an aggregate purchase price of $113,270 during the three months ended March 31, 2003.

The Deferred Compensation Plan Trust purchased approximately 53,200 shares of NVR common stock on the open market at an aggregate cost of $17,939 during the first quarter of 2003. The compensation deferred resulted from benefits earned by NVR employees under the 2002 High Performance Plan. In addition, approximately 28,700 NVR common shares were issued from the deferred compensation plan trust that were related to deferred compensation for which the deferral period ended.

4.    Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$723,375	$17,756	$741,131	(a)
Segment profit	130,575	13,368	143,943	(a)
Segment assets	917,755	170,190	1,087,945	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$917,755	$170,190	$1,087,945
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$965,714	$177,537	$1,143,251

For the Three Months Ended March 31, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$674,982	$14,861	$689,843	(c)
Segment profit	112,028	11,107	123,135	(c)
Segment assets	773,975	147,316	921,291	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$773,975	$147,316	$921,291
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$821,934	$154,663	$976,597

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share and share data)

5.    Excess Reorganization Value and Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill and excess reorganization value to be tested for impairment on an annual basis subsequent to the year of adoption. The Company has completed the annual assessment of impairment during the first quarter of 2003 and determined that there is no impairment of either goodwill or excess reorganization value. Additionally, there is no amortization expense recorded for goodwill or for the reorganization value in excess of amounts allocable to identifiable assets in the consolidated statements of income for the periods presented.

6.    Product Warranties

Warranty and product liability reserves are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the quarter ended March 31, 2003:

Warranty reserve, December 31, 2002	$32,255
Provision	4,383
Payments	(4,834)

Warranty reserve, March 31, 2003	$31,804

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below. Unless otherwise indicated, all references to dollars in this Item 2 are in thousands, except per share and other share data.

Homebuilding Segment

Three Months Ended March 31, 2003 and 2002

NVR operates in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

The following table summarizes settlements, new orders and backlog unit activity for the three months ended March 31, 2003 and 2002 by region:

	Three Months Ended March 31,
	2003	2002
Settlements:
Washington	827	876
Baltimore	364	411
North	878	835
South	437	506

Total	2,506	2,628

Average Settlement Price (in 000’s)	$288.0	$256.3

New Orders:
Washington	738	1,004
Baltimore	401	449
North	1,136	1,004
South	632	532

Total	2,907	2,989

Backlog:
Washington	2,145	2,197
Baltimore	980	877
North	2,453	1,924
South	1,180	921

Total	6,758	5,919

During the first quarter of 2003, homebuilding operations generated revenues of $723,375 compared to revenues of $674,982 in the first quarter of 2002. The increase in revenues is attributable primarily to a 12.3% increase in the average selling price to $288.0 in 2003 from $256.3 in 2002, partially offset by a 4.6% decrease in the number of units settled during 2003 as compared to 2002. The increase in average selling price is attributable to a larger percentage of settlements of single family detached homes, which, in comparison, are generally higher priced than NVR’s single family attached homes, and to price increases in certain of NVR’s markets. The reduction in units settled to 2,506 units in 2003 from 2,628 units in 2002 is due primarily to weather related delays in certain of NVR’s markets and to development delays.

Gross profit margins in the first quarter of 2003 increased to 25.4% as compared to 24.0% for the quarter ended March 31, 2002. This increase is attributable to continuing favorable market conditions, including tighter lot supplies in certain markets and low interest rates, which provided NVR the opportunity to increase selling prices as discussed above. In addition, costs for lumber and certain other commodities were relatively stable quarter over quarter.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2003 increased $3,542 from the first quarter of 2002, but as a percentage of revenues, were flat with the first quarter of 2002.

Backlog units and dollars were 6,758 and $2,111,187, respectively, at March 31, 2003 compared to 5,919 and $1,699,214, respectively, at March 31, 2002. The increase in backlog dollars is attributable to a 14.2% increase in backlog units and to a 7.0% increase in the average selling price for the six-month period ended March 31, 2003 as compared to the same period in 2002. The backlog unit increase is primarily attributable to a 14.4% higher beginning backlog balance for the first quarter of 2003 as compared to 2002. New orders for the quarter ended March 31, 2003 compared to the same 2002 period were down 2.7% primarily as a result of decreases in the Washington and Baltimore regions. These decreases resulted primarily from declines in the number of active communities of 12% and 7% in the Washington and Baltimore regions, respectively, in the first quarter of 2003 as compared to the first quarter of 2002. These declines in active communities are primarily attributable to development delays.

Mortgage Banking Segment

Three Months Ended March 31, 2003 and 2002

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three months ended March 31, 2003 and 2002:

	2003	2002
Loan closing volume:
Total principal	$514,897	$477,737

Operating income:	$13,368	$11,107

Mortgage Banking Fees:
Net gain on sale of loans	$13,886	$10,761
Title services	3,502	3,430
Servicing	354	354
Gain on sale of servicing	14	316

	$17,756	$14,861

Loan closing volume for the three months ended March 31, 2003 increased 8% over the same period for 2002. The 2003 increase is attributable to a 12% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, offset by a 4% reduction in the number of units closed reflecting the period over period reduction in builder settlements as noted above.

Operating income for the three months ended March 31, 2003 increased approximately $2,300 over 2002. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 8% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for the three months ended March 31, 2003 increased approximately $800 over 2002 due to a more favorable pricing environment. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 21% due to the continuing favorable market environment.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. NVR is still evaluating the financial statement effect of variable interest entity relationships entered into prior to February 1, 2003. NVR cannot reach any definitive conclusion until it completes its evaluation.

Liquidity and Capital Resources

NVR has $255,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt.

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility expires on May 31, 2004. The Facility provides for borrowings of up to $135,000, subject to certain borrowing base limitations. Up to $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $20,009 was outstanding at March 31, 2003. There were no direct borrowings outstanding under the Facility as of March 31, 2003. At March 31, 2003, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as through short-term credit facilities. NVR’s mortgage banking segment has available a mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. There was $127,590 outstanding under this facility at March 31, 2003. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There was an aggregate of $10,295 outstanding under the gestation and repurchase agreement at March 31, 2003.

In November 2002, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. NVR had fully utilized the $150,000 stock repurchase authorization as of March 31, 2003. In February 2003, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. Through May 9, 2003, NVR had repurchased shares of its common stock at an aggregate purchase price of approximately $14,000 pursuant to the February 2003 repurchase authorization. In aggregate, the Company repurchased approximately 344,300 shares of its common stock at a purchase price of $113,270 during the three months ended March 31, 2003. The Company may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within the Company’s debt agreements.

Management believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy short and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

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

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

11.	Computation of Earnings per Share.

99.1	Certification of NVR’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of NVR’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

Exhibit Index

Exhibit Number	Description	Page
11	Computation of Earnings per Share	19

99.1	Certification of NVR’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

99.2	Certification of NVR’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003	NVR, Inc.

	By:	/s/ Paul C. Saville
Paul C. Saville Executive Vice President, Chief Financial Officer and Treasurer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Dwight C. Schar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NVR, Inc. (“NVR”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this quarterly report;

4.	NVR’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of NVR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	NVR’s other certifying officer and I have disclosed, based on our most recent evaluation, to NVR’s auditors and the audit committee of NVR’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in NVR’s internal controls; and

6.	NVR’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Dwight C. Schar

Dwight C. Schar

Chairman and Chief Executive Officer

I, Paul C. Saville, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NVR, Inc. (“NVR”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of NVR as of, and for, the periods presented in this quarterly report;

4.	NVR’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for NVR and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to NVR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of NVR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	NVR’s other certifying officer and I have disclosed, based on our most recent evaluation, to NVR’s auditors and the audit committee of NVR’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in NVR’s internal controls; and

6.	NVR’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Paul C. Saville

Paul C. Saville

Executive Vice President, Chief Financial Officer and Treasurer