Form 10-Q
period 2003-06-30
NVR INC
filed 2003-08-07
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12378

NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1394360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 4, 2003 there were 7,152,347 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited) and the Six Months Ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	20

	Exhibit Index	21

	Signature	22

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$390,179	$139,796
Receivables	14,374	10,807
Inventory:
Lots and housing units, covered under sales agreements with customers	502,614	400,008
Unsold lots and housing units	26,257	25,558
Manufacturing materials and other	7,417	11,108
Inventory not owned, consolidated per FIN 46	7,804	—

	544,092	436,674

Property, plant and equipment, net	22,058	22,126
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	235,578	231,229
Other assets	116,902	110,007

	1,371,142	998,598

Mortgage Banking:
Cash and cash equivalents	3,607	3,049
Mortgage loans held for sale, net	143,823	163,410
Mortgage servicing rights, net	127	5,611
Property and equipment, net	932	941
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,874	3,332

	158,710	183,690

Total assets	$1,529,852	$1,182,288

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except per share and share data)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$167,720	$145,209
Accrued expenses and other liabilities	129,682	142,215
Liabilities related to inventory not owned, consolidated per FIN 46	7,375	—
Obligations under incentive plans	57,041	97,803
Customer deposits	160,549	118,174
Other term debt	4,724	4,903
Senior notes	315,000	115,000

	842,091	623,304

Mortgage Banking:
Accounts payable and other liabilities	17,025	16,482
Notes payable	114,652	139,257

	131,677	155,739

Total liabilities	973,768	779,043

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 and 20,602,921 shares issued as of June, 30, 2003 and December 31, 2002	206	206
Additional paid-in-capital	314,077	262,867
Deferred compensation trust - 453,207 and 428,698 shares as of June 30, 2003 and December 31, 2002, respectively, of NVR, Inc. common stock	(52,235)	(35,647)
Deferred compensation liability	52,235	35,647
Retained earnings	1,150,972	968,074
Less treasury stock at cost – 13,362,526 and 13,580,531 shares at June 30, 2003 and December 31, 2002, respectively	(909,171)	(827,902)

Total shareholders’ equity	556,084	403,245

Total liabilities and shareholders’ equity	$1,529,852	$1,182,288

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Homebuilding:
Revenues	$828,563	$769,910	$1,551,938	$1,444,892
Other income	592	702	1,524	1,460
Cost of sales	(623,210)	(585,828)	(1,162,647)	(1,099,059)
Selling, general and administrative	(60,440)	(58,063)	(111,399)	(105,480)

Operating income	145,505	126,721	279,416	241,813
Interest expense	(3,725)	(3,154)	(7,061)	(6,218)

Homebuilding income	141,780	123,567	272,355	235,595

Mortgage Banking:
Mortgage banking fees	17,883	16,181	35,639	31,042
Interest income	1,203	1,492	2,567	3,018
Other income	260	154	407	282
General and administrative	(4,859)	(6,372)	(10,327)	(11,453)
Interest expense	(378)	(464)	(809)	(791)

Mortgage banking income	14,109	10,991	27,477	22,098

Total segment income	155,889	134,558	299,832	257,693
Income tax expense	(60,797)	(50,728)	(116,934)	(97,150)

Net Income	$95,092	$83,830	$182,898	$160,543

Basic earnings per share	$13.35	$11.42	$25.76	$21.79

Diluted earnings per share	$10.90	$8.90	$20.99	$17.05

Basic average shares outstanding	7,124	7,341	7,101	7,369

Diluted average shares outstanding	8,725	9,422	8,713	9,413

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$182,898	$160,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,480	3,613
Mortgage loans closed	(1,094,554)	(1,013,768)
Proceeds from sales of mortgage loans	1,137,721	1,025,857
Gain on sale of mortgage servicing rights	(14)	(292)
Gain on sale of loans	(29,905)	(22,806)
Net change in assets and liabilities:
Increase in inventories	(99,614)	(64,726)
Increase in receivables	(5,045)	(2,361)
Increase in contract land deposits	(4,778)	(41,247)
Increase in accounts payable, customer deposits and accrued expenses	131,084	93,897
(Decrease) increase in obligations under incentive plans	(22,823)	2,994
Other, net	(8,365)	(9,243)

Net cash provided by operating activities	191,085	132,461

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,400)	(1,772)
Principal payments on mortgage loans held for sale	2,144	790
Proceeds from sales of mortgage servicing rights, net	11,805	2,230
Other, net	277	58

Net cash provided by investing activities	10,826	1,306

Cash flows from financing activities:
Purchase of NVR common stock for funding of deferred compensation plan	(17,939)	(37,469)
Net (repayments) borrowings under notes payable and other term debt	(24,784)	5,831
Payment of senior note consent fees	—	(2,125)
Issuance of 5% Senior Notes due 2010	200,000	—
Purchase of treasury stock	(115,452)	(150,140)
Proceeds from exercise of stock options	7,205	8,080

Net cash provided (used) by financing activities	49,030	(175,823)

Net increase (decrease) in cash and cash equivalents	250,941	(42,056)
Cash and cash equivalents, beginning of the period	142,845	138,611

Cash and cash equivalents, end of period	$393,786	$96,555

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,406	$6,010

Income taxes paid, net of refunds	$65,769	$65,991

Supplemental disclosures of non-cash activities:
Inventory not owned, consolidated per FIN 46	$7,804	$—

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and other entities in which the Company is deemed to be the primary beneficiary (see Note 2). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and six month periods ended June 30, 2003 and 2002, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2.	Consolidation of Variable Interest Entities

NVR’s Finished Lot Acquisition Strategy

The Company does not engage in the land development business. Instead, the Company acquires finished building lots at market prices from various development entities under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging from 0% to 10% of the aggregate purchase price of the finished lots.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreement. NVR does not have any financial guarantees or completion obligations and does not guarantee specific performance under these purchase agreements.

Adoption of FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. Beginning July 1, 2003, FIN 46 will apply to variable interest entities created before February 1, 2003.

Subsequent to January 31, 2003 and through June 30, 2003, the Company entered into fixed price lot purchase agreements with an aggregate exercise price of approximately $411,100, by making or committing to make deposits of approximately $25,100. The Company evaluated these agreements entered into subsequent to January 31, 2003 pursuant to the requirements of FIN 46. The Company determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liabilities represent the difference between the estimated current fair value of the land under contract and the Company’s related deposits. The effect of the consolidation at June 30, 2003 was the inclusion on the balance sheet of $7,804 to Inventory Not Owned Consolidated Per FIN 46 with a corresponding inclusion of $7,375 to Liabilities Related To Inventory Not Owned Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows.

The Company has not yet determined the effect of adopting FIN 46 for its currently unconsolidated partnership interests and fixed price purchase agreements that existed as of January 31, 2003. However, that evaluation may require that NVR consolidate assets, liabilities and results of operations of certain of its unconsolidated partnerships and consolidate the estimated fair value of the land (with the related liability) underlying certain of its fixed price purchase agreements. NVR cannot make any definitive conclusion until it completes its evaluation.

3.	Stock-Based Compensation

At June 30, 2003, the Company had eight active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$95,092	$83,830	$182,898	$160,543
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,392)	(5,519)	(10,365)	(10,920)

Pro forma net income	$89,700	$78,311	$172,533	$149,623

Earnings per share:
Basic—as reported	$13.35	$11.42	$25.76	$21.79

Basic—pro forma	$12.59	$10.67	$24.30	$20.30

Diluted—as reported	$10.90	$8.90	$20.99	$17.05

Diluted—pro forma	$10.54	$8.60	$20.35	$16.55

4.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2002	$206	$262,867	$968,074	$(827,902)	$(35,647)	$35,647	$403,245

Net income	—	—	182,898	—	—	—	182,898
Deferred compensation activity, net	—	3,135	—	—	(16,588)	16,588	3,135
Purchase of common stock for treasury	—	—	—	(115,452)	—	—	(115,452)
Option activity	—	7,205	—	—	—	—	7,205
Tax benefit from stock-based compensation activity	—	75,053	—	—	—	—	75,053
Treasury shares issued upon option exercise	—	(34,183)	—	34,183	—	—	—

Balance, June 30, 2003	$206	$314,077	$1,150,972	$(909,171)	$(52,235)	$52,235	$556,084

Approximately 568,000 options to purchase shares of the Company’s common stock were exercised during the first six months of 2003. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

The Company repurchased approximately 355,000 shares of its common stock at an aggregate purchase price of $115,452 during the six months ended June 30, 2003.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

5.	Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,551,938	$35,639	$1,587,577	(a)
Segment profit	272,355	27,477	299,832	(a)
Segment assets	1,315,379	151,363	1,466,742	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$1,315,379	$151,363	$1,466,742
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Inventory not owned, consolidated per FIN 46	7,804	—	7,804

Total consolidated assets	$1,371,142	$158,710	$1,529,852

For the Three Months Ended June 30, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$828,563	$17,883	$846,446	(c)
Segment profit	141,780	14,109	155,889	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

For the Six Months Ended June 30, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,444,892	$31,042	$1,475,934	(d)
Segment profit	235,595	22,098	257,693	(d)
Segment assets	867,970	154,907	1,022,877	(e)

(d)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(e)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$867,970	$154,907	$1,022,877
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$915,929	$162,254	$1,078,183

For the Three Months Ended June 30, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$769,910	$16,181	$786,091	(f)
Segment profit	123,567	10,991	134,558	(f)

(f)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

6.	Senior Notes

On June 17, 2003, the Company issued, at par, $200,000 of 5% Senior Notes due 2010 (the “Notes”). The offering of the Notes resulted in aggregate net proceeds of approximately $199,700, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under our existing credit facility. On July 14, 2003, the Company used approximately $120,700 of the proceeds to redeem all of the outstanding 8% Senior Notes due 2005 and accrued interest. The redemption will result in a third quarter pre-tax charge as follows:

Call premium	$4,600
Unamortized consent fees	3,476
Unamortized bond issue costs	427

Total	$8,503

7.	Excess Reorganization Value and Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2003 and determined that there was no impairment of either goodwill or excess reorganization value.

8.	Guarantees and Product Warranties

The FASB issued FIN 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for all guarantees issued after December 31, 2002. NVR has not issued any guarantees subsequent to December 31, 2002, and accordingly, the adoption of FIN 45 had no impact on the Company’s financial condition, results of operations or cash flows.

FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees, including product warranties. The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the six months ended June 30, 2003:

Warranty reserve, December 31, 2002	$32,255
Provision	11,263
Payments	(11,225)

Warranty reserve, June 30, 2003	$32,293

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

9.	Other New Accounting Pronouncements

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective for contracts entered into or modified after June 30, 2003. NVR is currently evaluating the impact of FAS 149 on its results of operations and financial condition and cannot make any definitive conclusion until it completes its evaluation.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which establishes standards regarding classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of FAS 150 will not have a material impact on NVR’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

NVR, Inc. (“NVR”) operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below. Unless otherwise indicated, all references to dollars in this Item 2 are in thousands.

Homebuilding Segment

NVR operates in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

The following table summarizes settlements, new orders and backlog unit activity for the three and six month periods ended June 30, 2003 and 2002 by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Settlements:
Washington	757	948	1,584	1,824
Baltimore	394	445	758	856
North	1,096	959	1,974	1,794
South	606	472	1,043	978

Total	2,853	2,824	5,359	5,452

Average Settlement Price (in 000’s)	$289.3	$271.7	$288.7	$264.3

New Orders:
Washington	1,195	1,159	1,933	2,163
Baltimore	578	441	979	890
North	1,489	1,345	2,625	2,349
South	850	689	1,482	1,221

Total	4,112	3,634	7,019	6,623

Backlog:
Washington			2,583	2,408
Baltimore			1,164	873
North			2,846	2,310
South			1,424	1,138

Total			8,017	6,729

Three Months Ended June 30, 2003 and 2002

During the second quarter of 2003, homebuilding operations generated revenues of $828,563 compared to revenues of $769,910 in the second quarter of 2002. The increase in revenues was due primarily to a 6.5% increase in the average settlement price in 2003 compared to the average settlement price in 2002. Average prices of homes settled increased primarily due to favorable market conditions which allowed NVR to increase prices in certain markets. New orders increased 13.2% during the second quarter of 2003 compared with new orders generated during the same period in 2002 as a result of favorable market conditions and a 4% increase in total active communities quarter over quarter. Home settlements were relatively flat quarter over quarter as a result of weather related and development delays during the second quarter of 2003 in certain of NVR’s markets.

Gross profit margins in the second quarter of 2003 increased to 24.8% as compared to 23.9% for the second quarter of 2002. The increase in gross margins was due primarily to the aforementioned favorable market conditions, and relatively stable costs for lumber and certain other commodities quarter over quarter.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2003 increased $2,377 from the second quarter of 2002, but as a percentage of revenues, decreased to 7.3% from 7.5%. The decrease in SG&A costs as a percentage of revenues is primarily attributable to a decrease of approximately $6,600 in incentive compensation largely as a result of the termination of the high performance management incentive compensation plan at December 31, 2002.

Backlog units and dollars were 8,017 and $2,556,321, respectively, at June 30, 2003 compared to 6,729 and $1,956,655, respectively, at June 30, 2002. The increase in backlog units is primarily attributable to a 14% higher beginning backlog balance at January 1, 2003 as compared to January 1, 2002. Additionally, new orders for the six-month period ended June 30, 2003 increased 6.0% as compared to the six-month period ended June 30, 2002. The increase in backlog dollars is attributable to the aforementioned increase in backlog units in addition to a 7.1% increase in the average sales price during the same comparative six-month periods.

Six Months Ended June 30, 2003 and 2002

During the first six months of 2003, homebuilding operations generated revenues of $1,551,938 compared to revenues of $1,444,892 in the first six months of 2002. The increase in revenues was primarily due to a 9.2% increase in the average settlement price in 2003 compared to 2002, offset partially by a 1.7% decrease in the number of homes settled. The increase in the average selling price is primarily attributable to favorable market conditions allowing NVR to increase prices in certain markets. The decrease in the number of units settled is primarily attributable to weather related and development delays in certain of NVR’s markets. New orders increased by 6.0% for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. The increase in new orders was primarily the result of increased sales in NVR’s markets outside the Washington region. New orders in the Washington region decreased primarily as a result of an 11% decline in the number of active communities for the six-month period ended June 30, 2003 as compared to the same period in 2002.

Gross profit margins for the first six months of 2003 increased to 25.1% compared to 23.9% for the six months ended June 30, 2002. The increase in gross profit margins was due to the aforementioned favorable market conditions, and relatively stable costs for lumber and certain other commodities year over year.

SG&A expenses for the six months ended June 30, 2003 increased $5,919 compared to the same 2002 period, but as a percentage of revenues decreased to 7.2% from 7.3%. The increase in SG&A costs is primarily attributable to an increase in personnel and selling and marketing costs to facilitate continued growth objectives in existing markets. This increase was partially offset by a decrease of approximately $9,000 in incentive compensation largely as a result of the termination of the high performance management incentive compensation plan at December 31, 2002.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2003 and 2002

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loan closing volume:
Total principal	$579,657	$536,031	$1,094,554	$1,013,768

Segment profit:	$14,109	$10,991	$27,477	$22,098

Mortgage Banking Fees:
Net gain on sale of loans	$13,741	$12,045	$27,627	$22,806
Title services	3,868	3,712	7,370	7,142
Servicing	274	448	628	802
Gain (loss) on sale of servicing	—	(24)	14	292

	$17,883	$16,181	$35,639	$31,042

Loan closing volume for the three months ended June 30, 2003 increased 8% over the same period for 2002. The 2003 increase is attributable to a 6% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, and to a 2% increase in the number of loans closed. Segment profit for the three months ended June 30, 2003 increased approximately $3,100 over

2002. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 8% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for the three months ended June 30, 2003 increased approximately $750 over 2002 due to a more favorable pricing environment. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 9% due to the continuing favorable market environment.

Loan closing volume for the six months ended June 30, 2003 also increased 8% over the same period for 2002. The 2003 increase is attributable to a 9% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, offset by a 1% reduction in the number of loans closed. Segment profit for the six months ended June 30, 2003 increased approximately $5,400 over 2002. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 8% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for the six months ended June 30, 2003 increased approximately $1,600 over 2002 due to a more favorable pricing environment. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 14% due to the continuing favorable market environment.

Recent Accounting Pronouncements

Adoption of FIN 46

NVR’s Finished Lot Acquisition Strategy

NVR does not engage in the land development business. Instead, NVR acquires finished building lots at market prices from various development entities under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging from 0% to 10% of the aggregate purchase price of the finished lots.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreement. NVR does not have any financial guarantees or completion obligations and does not guarantee specific performance under these purchase agreements.

Application of FIN 46 to NVR

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. Beginning July 1, 2003, FIN 46 will apply to variable interest entities created before February 1, 2003.

Subsequent to January 31, 2003 and through June 30, 2003, NVR entered into fixed price lot purchase agreements with an aggregate exercise price of approximately $411,100, by making or committing to make deposits of approximately $25,100. NVR evaluated these agreements entered into subsequent to January 31, 2003 pursuant to the requirements of FIN 46. NVR determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liabilities represent the difference between the estimated current fair value of the land under contract and NVR’s related deposits. The effect of the consolidation at June 30, 2003 was the inclusion on the balance sheet of $7,804 to Inventory Not Owned Consolidated Per FIN 46 with a corresponding inclusion of $7,375 to Liabilities Related To Inventory Not Owned Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows.

NVR has not yet determined the effect of adopting FIN 46 for its currently unconsolidated partnership interests and fixed price purchase agreements that existed as of January 31, 2003. However, that evaluation may require that NVR consolidate assets, liabilities and results of operations of certain of its unconsolidated partnerships and consolidate the estimated fair value of the land (with the related liability) underlying certain of its fixed price purchase agreements. NVR cannot make any definitive conclusion until it completes its evaluation.

Other Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standard (“FAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective for contracts entered into or modified after June 30, 2003. NVR is currently evaluating the impact of FAS 149 on its results of operations and financial condition and cannot make any definitive conclusion until it completes its evaluation.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which establishes standards regarding classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of FAS 150 will not have a material impact on NVR’s results of operations, cash flows or financial condition.

Liquidity and Capital Resources

On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998 (the “Shelf”). The Shelf, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. The offering of the Notes resulted in aggregate net proceeds of approximately $199,700, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under our existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. Subsequent to the offering of the Notes, NVR has $55,000 available for issuance under the Shelf.

On July 14, 2003, NVR used approximately $120,700 of the proceeds received from the sale of the Notes to redeem all of the $115,000 outstanding 8% Senior Notes due 2005 at a price of 104% of the principal amount outstanding plus accrued interest. The redemption will result in a third quarter pre-tax charge as follows:

Call premium	$4,600
Unamortized consent fees	3,476
Unamortized bond issue costs	427

Total	$8,503

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility expires on May 31, 2004. The Facility provides for unsecured borrowings of up to $135,000, subject to certain borrowing base limitations. Up to approximately $40,000 of the Facility is currently available for issuance in the form of letters of credit of which $19,811 was outstanding at June 30, 2003. There were no direct borrowings outstanding under the Facility as of June 30, 2003. At June 30, 2003, borrowing base limitations reduced the amount available to NVR for borrowings to approximately $128,000.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR’s mortgage banking segment has available an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. Management believes that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration on August 30, 2003. There was $107,054 outstanding under this facility at June 30, 2003. At June 30, 2003 borrowing base limitations reduced the amount available to NVR for borrowings to approximately $121,000. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in various uncommitted gestation and repurchase agreements. There was an aggregate of $7,598 outstanding under such gestation and repurchase agreements at June 30, 2003.

In November 2002, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. NVR had fully utilized the November 2002 stock repurchase authorization as of March 31, 2003. In February 2003, the Board of Directors approved the repurchase of up to an additional aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. Through August 4, 2003, NVR had repurchased shares of its common stock at an aggregate purchase price of approximately $71,700 pursuant to the February 2003 repurchase authorization. In aggregate, NVR repurchased approximately 355,000 shares of its common stock at an aggregate purchase price of $115,452 during the six months ended June 30, 2003. NVR may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR’s debt agreements.

Management believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both its homebuilding and mortgage banking operations.

Critical Accounting Policies

The following significant change has been made to NVR’s critical accounting policies subsequent to the disclosure of critical accounting policies in NVR’s Annual Report on Form 10-K for the year ended December 31, 2002:

As noted above, in January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. The methodology used to evaluate whether NVR is the primary beneficiary of a variable interest entity requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the variable interest entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. The estimates used by management to assess probabilities of various cash flows must be considered in the context that NVR is not in the land development business, does not possess any in-house expertise relative to the land development business, and that NVR does not have access to the books and records of any of the development entities evaluated as a variable interest entity. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with variable interest entities, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce different conclusions regarding NVR’s status or non-status as a variable interest entity’s primary beneficiary. Subsequent to January 31, 2003 through June 30, 2003, NVR entered into fixed price lot purchase agreements with an aggregate exercise price of approximately $411,100, of which NVR consolidated $7,804 at June 30, 2003.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NVR’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NVR’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in NVR’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

NVR held its Annual Meeting of Shareholders on May 1, 2003. Two matters were voted upon at the Annual Meeting:
	Votes For	Votes Withheld	Not Voted
1. Election of three directors to serve three year terms:
J. Carter Bacot	6,726,699	129,454	364,995
C. Scott Bartlett, Jr.	6,721,082	135,071	364,995
William A. Moran	6,606,011	250,142	364,995

	Votes For	Votes Against	Abstentions	Not Voted
2. Ratification of appointment of KPMG LLP as independent auditors for NVR	6,781,798	48,892	25,463	364,995

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.5	Fourth Supplemental Indenture between NVR, Inc. and U.S. Bank Trust National Association, as trustee, including the form of global note evidencing the Notes. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 18, 2003 and incorporated herein by reference.

11	Computation of Earnings per Share.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed on April 18, 2003 reporting the issuance of a press release reporting the financial results for the quarter ended March 31, 2003.

Form 8-K filed on June 17, 2003 reporting the Third Supplemental Indenture to the Indenture dated April 14, 1998, by and between NVR, Inc. and U.S. Bank Trust National Association.

Form 8-K filed on June 18, 2003 reporting the sale of $200,000,000 aggregate principal amount of its 5% Senior Notes (“Notes”) due 2010. The Form 8-K included the following exhibits: (a) Underwriting Agreement dated June 12, 2003, between NVR, Inc. and Credit Suisse First Boston LLC; (b) Fourth Supplemental Indenture between NVR, Inc. and U.S. Bank Trust National Association, as trustee, including the form of global note evidencing the Notes; (c) Opinion of Hogan & Hartson L.L.P. regarding the legality of the Notes; (d) Statement of Computation of Ratios of Earnings to Combined Fixed Charges; and (e) Consent of Hogan & Hartson L.L.P.

Exhibit Index

Exhibit Number	Description	Page

4.5	Fourth Supplemental Indenture between NVR, Inc. and U.S. Bank Trust National Association, as trustee, including the form of global note evidencing the Notes. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 18, 2003 and incorporated herein by reference.

11	Computation of Earnings per Share.	23

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).	24

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).	25

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2003	NVR, Inc.

	By:	/s/ Paul C. Saville
Paul C. Saville Executive Vice President, Chief Financial Officer and Treasurer