Form 10-Q
period 2003-09-30
NVR INC
filed 2003-10-28
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12378

NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1394360 (I.R.S. Employer Identification No.)

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

As of October 23, 2003 there were 7,087,397 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited) and the Nine Months Ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

	Exhibit Index	21

	Signature	22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share data)

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)
Homebuilding:
Cash and cash equivalents	$220,282	$139,796
Receivables	15,444	10,807
Inventory:
Lots and housing units, covered under sales agreements with customers	553,545	400,008
Unsold lots and housing units	34,743	25,558
Manufacturing materials and other	5,226	11,108
Inventory not owned, consolidated per FIN 46	15,462	—

	608,976	436,674
Property, plant and equipment, net	22,151	22,126
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	270,962	231,229
Other assets	115,814	110,007

	1,301,588	998,598

Mortgage Banking:
Cash and cash equivalents	3,007	3,049
Mortgage loans held for sale, net	130,636	163,410
Mortgage servicing rights, net	158	5,611
Property and equipment, net	873	941
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,868	3,332

	144,889	183,690

Total assets	$1,446,477	$1,182,288

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except per share and share data)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$171,221	$145,209
Accrued expenses and other liabilities	138,227	142,215
Liabilities related to inventory not owned, consolidated per FIN 46	14,177	—
Obligations under incentive plans	70,339	97,803
Customer deposits	165,515	118,174
Other term debt	4,627	4,903
Senior notes	200,000	115,000

	764,106	623,304

Mortgage Banking:
Accounts payable and other liabilities	19,627	16,482
Notes payable	97,672	139,257

	117,299	155,739

Total liabilities	881,405	779,043

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 and 20,602,921 shares issued as of September 30, 2003 and December 31, 2002, respectively	206	206
Additional paid-in-capital	329,045	262,867
Deferred compensation trust – 453,207 and 428,698 shares as of September 30, 2003 and December 31, 2002, respectively, of NVR, Inc. common stock	(52,235)	(35,647)
Deferred compensation liability	52,235	35,647
Retained earnings	1,260,375	968,074
Less treasury stock at cost – 13,514,412 and 13,580,531 shares at September 30, 2003 and December 31, 2002, respectively	(1,024,554)	(827,902)

Total shareholders’ equity	565,072	403,245

Total liabilities and shareholders’ equity	$1,446,477	$1,182,288

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Homebuilding:
Revenues	$956,848	$847,044	$2,508,786	$2,291,936
Other income	998	1,219	2,522	2,679
Cost of sales	(719,507)	(645,869)	(1,882,154)	(1,744,928)
Selling, general and administrative	(57,002)	(62,474)	(168,401)	(167,954)

Operating income	181,337	139,920	460,753	381,733
Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)	—
Interest expense	(3,425)	(3,433)	(10,486)	(9,651)

Homebuilding income	169,409	136,487	441,764	372,082

Mortgage Banking:
Mortgage banking fees	20,844	17,148	56,483	48,190
Interest income	1,393	1,644	3,960	4,662
Other income	297	180	704	462
General and administrative	(6,869)	(5,526)	(17,196)	(16,979)
Interest expense	(282)	(617)	(1,091)	(1,408)

Mortgage banking income	15,383	12,829	42,860	34,927

Total segment income	184,792	149,316	484,624	407,009
Income tax expense	(75,389)	(57,336)	(192,323)	(154,486)

Net Income	$109,403	$91,980	$292,301	$252,523

Basic earnings per share	$15.30	$12.58	$41.06	$34.36

Diluted earnings per share	$12.55	$10.14	$33.53	$27.16

Basic average shares outstanding	7,151	7,310	7,118	7,349

Diluted average shares outstanding	8,716	9,074	8,718	9,299

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated St atements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$292,301	$252,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,358	5,492
Loss from extinguishment of debt	8,503	—
Mortgage loans closed	(1,719,191)	(1,605,363)
Proceeds from sales of mortgage loans	1,788,032	1,596,903
Gain on sale of mortgage servicing rights	(14)	(280)
Gain on sale of loans	(43,870)	(35,485)
Net change in assets and liabilities:
Increase in inventories	(156,840)	(34,147)
Increase in receivables	(6,356)	(7,288)
Increase in contract land deposits	(41,018)	(59,216)
Increase in accounts payable, customer deposits and accrued expenses	173,336	123,979
(Decrease) increase in obligations under incentive plans	(9,525)	24,462
Other, net	(11,928)	(3,408)

Net cash provided by operating activities	279,788	258,172

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,217)	(8,740)
Principal payments on mortgage loans held for sale	4,418	793
Proceeds from sales of mortgage servicing rights, net	11,749	4,048
Other, net	406	255

Net cash provided (used) by investing activities	11,356	(3,644)

Cash flows from financing activities:
Purchase of NVR common stock for funding of deferred compensation plan	(17,939)	(37,469)
Net (repayments) borrowings under notes payable and other term debt	(41,861)	34,758
Payment of senior note consent fees	—	(2,125)
Extinguishment of 8% Senior Notes due 2005	(119,600)	—
Issuance of 5% Senior Notes due 2010	200,000
Purchase of treasury stock	(240,264)	(313,820)
Proceeds from exercise of stock options	8,964	8,206

Net cash used by financing activities	(210,700)	(310,450)

Net increase (decrease) in cash and cash equivalents	80,444	(55,922)
Cash and cash equivalents, beginning of the period	142,845	138,611

Cash and cash equivalents, end of period	$223,289	$82,689

Supplemental disclosures of cash flow information:
Interest paid during the period	$8,769	$6,981

Income taxes paid, net of refunds	$101,843	$81,848

Supplemental disclosures of non-cash activities:
Inventory not owned, consolidated per FIN 46	$15,462	$—

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and nine month periods ended September 30, 2003 and 2002, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

Adoption of FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. Pursuant to FASB staff position No. 46-6 (“FSP 46-6”), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity was created before February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. NVR has elected to defer the application of FIN 46 to its interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

From February 1, 2003 through September 30, 2003, the Company entered into fixed price lot purchase agreements with an aggregate purchase price of approximately $900,000, by making or committing to make deposits of approximately $80,000. The Company determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liability represents the difference between the estimated current fair value of the land under contract and the Company’s related deposits. The effect of the consolidation at September 30, 2003 was the inclusion on the balance sheet of $15,462 to Inventory Not Owned, Consolidated Per FIN 46 with a corresponding inclusion of $14,177 to Liabilities Related To Inventory Not Owned, Consolidated Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows.

3.	Stock-Based Compensation

At September 30, 2003, the Company had eight active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$109,403	$91,980	$292,301	$252,523
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,233)	(5,755)	(15,585)	(16,740)

Pro forma net income	$104,170	$86,225	$276,716	$235,783

Earnings per share:
Basic—as reported	$15.30	$12,58	$41.06	$34.36

Basic—pro forma	$14.57	$11.80	$38.88	$32.08

Diluted—as reported	$12.55	$10.14	$33.53	$27.16

Diluted—pro forma	$12.21	$9.87	$32.55	$26.39

4.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2002	$206	$262,867	$968,074	$(827,902)	$(35,647)	$35,647	$403,245
Net income	—	—	292,301	—	—	—	292,301
Deferred compensation activity, net	—	3,135	—	—	(16,588)	16,588	3,135
Purchase of common stock for treasury	—	—	—	(240,264)	—	—	(240,264)
Option activity	—	8,964	—	—	—	—	8,964
Tax benefit from stock-based compensation activity	—	97,691	—	—	—	—	97,691
Treasury shares issued upon option exercise	—	(43,612)	—	43,612	—	—	—

Balance, September 30, 2003	$206	$329,045	$1,260,375	$(1,024,554)	$(52,235)	$52,235	$565,072

Approximately 710,000 options to purchase shares of the Company’s common stock were exercised during the first nine months of 2003. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased approximately 644,000 shares of its common stock at an aggregate purchase price of $240,264 during the nine months ended September 30, 2003.

5.	Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

For the Nine Months Ended September 30, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$2,508,786	$56,483	$2,565,269	(a)
Segment profit	450,267	42,860	493,127	(b)
Segment assets	1,238,167	137,542	1,375,709	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$450,267	$42,860	$493,127
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$441,764	$42,860	$484,624

Segment assets	$1,238,167	$137,542	$1,375,709
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Inventory not owned, consolidated per FIN 46	15,462	—	15,462

Total consolidated assets	$1,301,588	$144,889	$1,446,477

For the Three Months Ended September 30, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$956,848	$20,844	$977,692	(c)
Segment profit	177,912	15,383	193,295	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d)	The following reconciles segment profit to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$177,912	$15,383	$193,295
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$169,409	$15,383	$184,792

For the Nine Months Ended September 30, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$2,291,936	$48,190	$2,340,126	(e)
Segment profit	372,082	34,927	407,009	(e)
Segment assets	845,989	186,164	1,032,153	(f)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$845,989	$186,164	$1,032,153
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$893,948	$193,511	$1,087,459

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

For the Three Months Ended September 30, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$847,044	$17,148	$864,192	(g)
Segment profit	136,487	12,829	149,316	(g)

(g) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

6.	Debt

On June 17, 2003, the Company issued, at par, $200,000 of 5% Senior Notes due 2010 (the “Notes”). The offering of the Notes resulted in aggregate net proceeds of approximately $199,700, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under our credit facility. On July 14, 2003, the Company used approximately $120,700 of the proceeds to redeem all of the outstanding 8% Senior Notes due 2005, including the payment of accrued interest. The remainder of the net proceeds from the Notes offering will be used for general corporate purposes. The redemption resulted in a third quarter 2003 pre-tax charge to pre-tax homebuilding income as follows:

Call premium	$4,600
Unamortized consent fees	3,476
Unamortized bond issue costs	427

Total	$8,503

In August 2003, the Company executed a credit agreement for a $150 million working capital revolving credit facility (the “Facility”), replacing the Company’s $135 million credit facility which was set to expire in May 2004. The Facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. The Facility expires in August 2007. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit of which $19,102 was outstanding at September 30, 2003. The Company did not have any outstanding borrowings under the Facility at September 30, 2003.

During the third quarter of 2003, the mortgage revolving warehouse credit facility (“Warehouse Credit Facility”) was amended, extending the expiration date to August 2004. The Warehouse Credit Facility provides for borrowings up to $175,000, of which the Company had $97,672 outstanding at September 30, 2003.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands except per share and share data)

FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees, including product warranties. The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the nine months ended September 30, 2003:

Warranty reserve, December 31, 2002	$32,255
Provision	21,027
Payments	(19,444)

Warranty reserve, September 30, 2003	$33,838

9.	Other New Accounting Pronouncements

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of FAS 149 did not have a material impact on NVR’s results of operations, cash flows or financial condition.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which establishes standards regarding classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of FAS 150 did not have a material impact on NVR’s results of operations, cash flows or financial condition. NVR is still assessing the financial statement impact of FAS 150 relative to the application of FIN 46 to potential variable interest entities created prior to February 1, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of O perations

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

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

The following table summarizes settlements, new orders and backlog unit activity for the three and nine month periods ended September 30, 2003 and 2002 by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Settlements:	2003	2002	2003	2002
Washington	821	912	2,405	2,736
Baltimore	403	394	1,161	1,250
North	1,256	1,140	3,230	2,934
South	709	651	1,752	1,629

Total	3,189	3,097	8,548	8,549

Average Settlement Price	$299.2	$272.6	$292.6	$267.3

New Orders:
Washington	639	675	2,572	2,838
Baltimore	431	373	1,410	1,263
North	933	854	3,558	3,203
South	489	600	1,971	1,821

Total	2,492	2,502	9,511	9,125

Backlog:
Washington			2,401	2,171
Baltimore			1,192	852
North			2,523	2,024
South			1,204	1,087

Total			7,320	6,134

Three Months Ended September 30, 2003 and 2002

During the third quarter of 2003, homebuilding operations generated revenues of $956,848 compared to revenues of $847,044 in the third quarter of 2002. The change in revenues was due to a 9.8% increase in the average sales price of homes closed to $299.2 in 2003 from $272.6 in 2002 and a 3.0% increase in the number of homes settled to 3,189 units in 2003 from 3,097 units in 2002. The increase in the average selling price is attributable to favorable market conditions resulting in price increases in a majority of NVR’s markets. The increase in settlements is primarily attributable to the higher backlog levels entering the third quarter of 2003 as compared to the same period in 2002. New orders in the third quarter of 2003 were virtually unchanged from new orders reported in the third quarter of 2002. Strong sales in the North region were offset by weaker sales in the South region due to a 3% decrease in the number of active communities and overall weaker housing activity in that region.

Gross profit margins in the third quarter of 2003 increased to 24.8% as compared to 23.8% for the third quarter of 2002. The increase in gross profit margins was due to favorable market conditions, which provided NVR the opportunity to increase selling prices, and to relatively stable costs for lumber and certain other commodities.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2003 decreased $5,472 from the third quarter of 2002, and as a percentage of revenues, decreased to 6.0% from 7.4%. Increases in other SG&A costs associated with NVR’s continued growth were more than offset by an $8,000 decrease in certain management incentives.

Backlog units and dollars were 7,320 and $2,400,984, respectively, at September 30, 2003 compared to 6,134 and $1,836,338, respectively, at September 30, 2002. The increase in backlog units is primarily attributable to a higher beginning backlog balance in 2003 as compared to 2002 and a 7.6% increase in new orders for the six-month period ended September 30, 2003 as compared to the six-month period ended September 30, 2002. The increase in backlog dollars is attributable to the aforementioned increase in backlog units and to an 8.2% increase in the average sales price during the same comparative six-month periods.

Nine Months Ended September 30, 2003 and 2002

During the first nine months of 2003, homebuilding operations generated revenues of $2,508,786 compared to revenues of $2,291,936 in the first nine months of 2002. The increase in revenues was primarily due to a 9.5% increase in the average sales price of homes closed to $292.6 in 2003 from $267.3 in 2002. The increase in the average selling price is attributable to favorable market conditions resulting in price increases in a majority of NVR’s markets. New orders increased by 4.2% to 9,511 units for the nine months ended September 30, 2003 compared with 9,125 units for the nine months ended September 30, 2002. The increase in new orders resulted from increased sales in NVR’s markets outside the Washington region. New sales in the Washington region have declined due primarily to an 8% decrease in the average number of active communities in the current nine month period versus the nine month period ended September 30, 2002. The decline in the average number of active communities is primarily attributable to development delays.

Gross profit margins for the first nine months of 2003 increased to 25.0% compared to 23.9% for the nine months ended September 30, 2002. The increase in gross profit margins was due to favorable market conditions, which provided NVR the opportunity to increase selling prices, and to relatively stable costs for lumber and certain other commodities.

SG&A expenses for the nine months ended September 30, 2003 were relatively flat as compared to the same 2002 period, and as a percentage of revenues decreased to 6.7% from 7.3%. Increases in personnel and marketing costs associated with NVR’s continued growth were offset by a $17,000 reduction in certain management incentive compensation.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2003 and 2002

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loan closing volume:
Total principal	$624,637	$591,595	$1,719,191	$1,605,363

Segment profit:	$15,383	$12,829	$42,860	$34,927

Mortgage Banking Fees:
Net gain on sale of loans	$16,243	$12,679	$43,870	$35,485
Title services	4,314	4,009	11,684	11,151
Servicing	287	472	915	1,274
Gain (loss) on sale of servicing	—	(12)	14	280

	$20,844	$17,148	$56,483	$48,190

The volume of closed loans for the three months ended September 30, 2003 increased 6% over the same period for 2002. The 2003 increase is attributable to an 8% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, offset by a 2% decrease in the number of loans closed. Segment profit for the three months ended September 30, 2003 increased approximately $2,600 over 2002. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and increased secondary marketing gains. Secondary marketing gains for the three months ended September 30, 2003 increased approximately $790 over 2002.

The volume of closed loans for the nine months ended September 30, 2003 increased 7% over the same period for 2002. The 2003 increase is attributable to an 8% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, offset by a 1% reduction in the number of loans closed. Segment profit for the nine months ended September 30, 2003 increased approximately $7,900 over 2002. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for the nine months ended September 30, 2003 increased approximately $2,400 over 2002. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 7%.

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

From February 1, 2003 through September 30, 2003, NVR entered into fixed price lot purchase agreements with an aggregate purchase price of approximately $900,000, by making or committing to make deposits of approximately $80,000. NVR determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liability represents the difference between the estimated current fair value of the land under contract and NVR’s related deposits. The effect of the consolidation at September 30, 2003 was the inclusion on the balance sheet of $15,462 to Inventory Not Owned, Consolidated Per FIN 46 with a corresponding inclusion of $14,177 to Liabilities Related To Inventory Not Owned, Consolidated Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows.

Pursuant to FASB staff position No. 46-6 (“FSP 46-6”), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity was created before February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. NVR has not yet completed its evaluation and determined the effect of adopting FIN 46 for its currently unconsolidated partnership interests and fixed price purchase agreements that existed as of January 31, 2003. However, that evaluation may require that NVR consolidate assets, liabilities and results of operations of certain of its unconsolidated partnerships and consolidate the estimated fair value of the land (with the related liability) underlying certain of its fixed price purchase agreements. NVR cannot make any definitive conclusion until it completes its evaluation.

Other Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standard (“FAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of FAS 149 did not have a material impact on NVR’s results of operations, cash flows or financial condition.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which establishes standards regarding classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of FAS 150 did not have a material impact on NVR’s results of operations, cash flows or financial condition. NVR is still assessing the financial statement impact of FAS 150 relative to the application of FIN 46 to potential variable interest entities created prior to February 1, 2003.

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

On July 14, 2003, NVR used approximately $120,700 of the proceeds received from the sale of the Notes to redeem all of the $115,000 outstanding 8% Senior Notes due 2005 at a price of 104% of the principal amount outstanding, including the payment of accrued interest. The redemption resulted in a third quarter pre-tax charge to pre-tax homebuilding income as follows:

Call premium	$4,600
Unamortized consent fees	3,476
Unamortized bond issue costs	427

Total	$8,503

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility. During the quarter ended September 30, 2003, NVR closed on a $150 million revolving credit facility (the “Facility”). The Facility replaces NVR’s Third Amended and Restated Credit Agreement dated as of September 30, 1998, which was set to expire on May 31, 2004. The Facility expires in August 2007. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit of which $19,102 was outstanding at September 30, 2003. There were no direct borrowings outstanding under the Facility as of September 30, 2003. At September 30, 2003, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR’s mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. During the third quarter of 2003, the warehouse facility was amended, extending the expiration date to August 2004. All other terms and conditions are materially consistent with those disclosed in NVR’s Form 10-K for the year ended December 31, 2002. There was $97,672 outstanding under this facility at September 30, 2003. At September 30, 2003 borrowing base limitations reduced the amount available to NVR for borrowings to approximately $122,000. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no borrowings outstanding under the gestation and repurchase agreement at September 30, 2003.

In November 2002, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. NVR had fully utilized the November 2002 stock repurchase authorization as of March 31, 2003. In February 2003, the Board of Directors approved the repurchase of up to an additional aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. Through October 20, 2003, NVR had repurchased shares of its common stock at an aggregate purchase price of approximately $139,000 pursuant to the February 2003 repurchase authorization. In August 2003, the Board of Directors approved the repurchase of up to an aggregate of $200,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. As of October 20, 2003, NVR had not repurchased any shares of it common stock pursuant to the $200,000 authorization. In aggregate, NVR repurchased approximately 644,000 shares of its common stock at an aggregate purchase price of $240,264 during the nine months ended September 30, 2003. NVR may, from time to time, repurchase additional shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR’s debt agreements.

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

As noted above, in January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. The methodology used to evaluate whether NVR is the primary beneficiary of a variable interest entity requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the variable interest entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. The estimates used by management to assess probabilities of various cash flows must be considered in the context that NVR is not in the land development business, does not possess any in-house expertise relative to the land development business, and that NVR does not have access to the books and records of any of the development entities evaluated as a variable interest entity. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with variable interest entities, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce different conclusions regarding NVR’s status or non-status as a variable interest entity’s primary beneficiary. From February 1, 2003 through September 30, 2003, NVR entered into fixed price lot purchase agreements with an aggregate purchase price of approximately $900,000, of which NVR consolidated $15,462.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NVR’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NVR’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in NVR’s internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, NVR’s internal controls over financial reporting.

Part II.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

11	Computation of Earnings per Share.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K filed on July 18, 2003 reporting the issuance of a press release reporting the financial results for the quarter ended June 30, 2003.

Form 8-K filed on August 12, 2003 reporting NVR, Inc.’s August 8, 2003 closing of a $150 million credit agreement (the
“Credit Agreement”) with Bank One, NA., as Administrative Agent, U.S. Bank National Association and Comerica Bank, as
Syndication Agents, SunTrust Bank, as Documentation Agent and Banc One Capital Markets, Inc., as Lead Arranger and Sole
Book Runner. The Credit Agreement replaces NVR’s Third Amended and Restated Credit Agreement dated as of September
30, 1998, which was set to expire on May 31, 2004. The Credit Agreement expires on August 7, 2007.

Exhibit Index

Exhibit Number	Description	Page
11	Computation of Earnings per Share.	23

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).	24

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).	25

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, INC.

October 27, 2003	By:	/s/ Paul C. Saville

Paul C. Saville Executive Vice President, Chief Financial Officer and Treasurer