Form 10-K
period 2003-12-31
NVR INC
filed 2004-02-17
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc., based on the closing price reported on the American Stock Exchange for the Common Stock of NVR, Inc. on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion.

As of February 9, 2004 there were 6,516,067 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2004 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Some of the statements in this Form 10-K, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; and other factors over which NVR has little or no control.

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

Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation of mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2003. Our mortgage banking business is therefore affected by the volume of our continuing homebuilding operations.

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

These factors (and thus the homebuilding business) have tended to be cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 42% of our home settlements during 2003 occurred in the Washington, D.C. and Baltimore, MD. metropolitan areas, which amounted to 54% of NVR’s 2003 homebuilding revenues. Thus, NVR is dependent to a significant extent on the economy and demand for housing in those areas.

Our inability to secure and control an adequate inventory of lots could adversely impact our operations.

The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. We have not experienced significant shortages in the supply of lots in our principal markets or difficulty in controlling lots through fixed price purchase contracts in sufficient numbers and in adequate locations to fulfill our business plan and on terms consistent with our past operations. There can be no assurance, however, that an adequate supply of building lots will continue to be available on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. Although we believe that we will have adequate capital resources and financing to control a sufficient number of building lots to fulfill our current business plan, there can be no assurance that our resources and financing will in fact be sufficient to meet our expectations. An insufficient supply of building lots in one or more of our markets or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

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

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. We have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

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

The mortgage banking industry is also competitive. Our main competition comes from national, regional and local mortgage bankers, thrifts, banks and mortgage brokers in each of these markets. Our mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas. Approximately 42% of our home settlements in 2003 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which amounted to 54% of NVR’s 2003 homebuilding revenues. NVR’s homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The NVHomes product is marketed primarily to move-up and upscale buyers and is built in the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, and Delaware. Beginning in 2004, the Ryan Homes product will no longer be sold in the Nashville, TN metropolitan area. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. In 2003, the average price of a unit settled by NVR was approximately $297,900.

NVR does not engage in the land development business. Instead, NVR acquires finished building lots at market prices from various development entities under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10% of the aggregate purchase price of the finished lots.

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

In addition to building and selling homes, NVR provides a number of mortgage-related services through its mortgage banking operations, which operate in 11 states. Through office locations in each of NVR’s homebuilding markets, NVRM originates mortgage loans predominantly for NVR’s homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans and title fees. NVRM sells substantially all of the mortgage loans it closes into the secondary markets on a servicing released basis.

Segment information for NVR’s homebuilding and mortgage banking businesses is included in note 2 to NVR’s consolidated financial statements.

Homebuilding

Products

NVR offers single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Homes built by NVR combine traditional or colonial exterior designs with contemporary interior designs and amenities and generally include two to four bedrooms. NVR’s homes range from approximately 1,000 to 7,300 square feet and are priced from approximately $90,000 to $1,600,000.

Markets

NVR operates in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

Further discussion of settlements, new orders and backlog activity by region for each of the last three years can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

Backlog

Backlog units and dollars were 6,890 and approximately $2.3 billion, respectively, at December 31, 2003 compared to backlog units of 6,357 and dollars of approximately $2.0 billion at December 31, 2002. Based on historical trends, NVR anticipates that approximately 15% of the units in backlog at December 31, 2003 will cancel prior to settlement. The remaining 85% of the units are expected to settle in 2004.

Construction

Independent subcontractors under fixed-price contracts perform construction work on NVR’s homes. The subcontractors’ work is performed under the supervision of NVR employees who monitor quality control. NVR uses many independent subcontractors in its various markets and is not dependent on any single subcontractor or on a small number of subcontractors.

Land Development

NVR is not in the land development business. NVR purchases finished lots from various land developers under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10% of the aggregate purchase price of the finished lots. NVR is not dependent on any single developer or on a small number of developers.

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

Mortgage Banking

NVR provides a number of mortgage related services to its homebuilding customers through its mortgage banking operations. The mortgage banking operations of NVR also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans predominately for NVR’s homebuilding customers, NVRM is dependent on NVR’s homebuilding segment. In 2003, NVRM closed approximately 10,200 loans with an aggregate principal amount of approximately $2.4 billion.

NVRM sells substantially all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis. NVRM is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans.

Competition and Market Factors

NVRM operates through 15 branches in 11 states. NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, thrifts and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

Pipeline

NVRM’s mortgage loans in process which have not closed (“Pipeline”) at December 31, 2003 and 2002, had an aggregate principal balance of $1.5 billion and $1.3 billion, respectively. NVRM anticipates that approximately 25% of its Pipeline at December 31, 2003 will cancel prior to closing. The remaining 75% of the Pipeline is expected to close in 2004.

Employees

At December 31, 2003, NVR employed 3,852 full-time persons, of whom 1,495 were officers and management personnel, 192 were technical and construction personnel, 713 were sales personnel, 537 were administrative personnel and 915 were engaged in various other service and labor activities. None of NVR’s employees are subject to a collective bargaining agreement and NVR has never experienced a work stoppage. Management believes that its employee relations are good.

Internet Website

NVR’s internet website can be found at www.nvrinc.com. NVR makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission. NVR’s internet website also includes a corporate governance section which contains NVR’s Corporate Governance Guidelines, Code of Ethics, Board of Directors Committee Charters for the Audit, Nominating, Compensation and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates and Policies and Procedures on Securityholder Communications with the Board of Directors.

Item 2. Properties.

NVR’s executive offices are located in McLean, Virginia, where NVR currently leases office space. The current executive office leases expire on various dates through December 2009.

NVR’s six manufacturing facilities are currently located in Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. All of NVR’s manufacturing facilities are leased. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Darlington and Portland leases expire in 2005 and 2009, respectively. The Thurmont and Farmington plant leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively.

NVR also leases office space in 81 locations in 11 states for field offices, mortgage banking and title services branches under leases expiring at various times through 2010. NVR anticipates that, upon expiration of existing leases, it will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3. Legal Proceedings.

NVR is not involved in any legal proceedings that are likely to have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters had been submitted to a vote of security holders during the quarter ended December 31, 2003.

Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	62	Chairman of the Board, President and Chief Executive Officer of NVR
William J. Inman	56	President of NVRM
Paul C. Saville	48	Executive Vice President Finance, Chief Financial Officer and Treasurer of NVR
Dennis M. Seremet	48	Vice President and Controller of NVR

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NVR’s shares of common stock are listed and principally traded on the American Stock Exchange (“AMEX”). The following table sets forth for the periods indicated the high and low closing sales prices per share for the years 2003 and 2002 as reported by the Bloomberg Professional service.

	HIGH	LOW
Prices per Share:

2003:
First Quarter	349.75	302.75
Second Quarter	440.75	339.75
Third Quarter	466.50	406.00
Fourth Quarter	539.00	466.00
2002:
First Quarter	322.25	193.95
Second Quarter	388.25	315.70
Third Quarter	328.25	245.00
Fourth Quarter	354.50	274.50

As of the close of business on February 9, 2004, there were 560 shareholders of record.

NVR did not pay any cash dividends on its shares of common stock during the years 2003 or 2002. NVR’s bank indebtedness contains restrictions which limit NVR’s ability to pay cash dividends on its common stock.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$3,600,917	$3,060,671	$2,559,744	$2,267,810	$1,942,660
Gross profit	889,056	725,302	557,454	433,751	331,933
Mortgage Banking data:
Mortgage banking fees	76,647	65,454	52,591	37,944	48,165
Interest income	5,198	6,184	7,025	6,541	13,556
Interest expense	1,293	1,870	1,728	3,016	7,504
Consolidated data:
Income from continuing operations	$419,791	$331,470	$236,794	$158,246	$108,881
Income from continuing operations per diluted share (1)	$48.39	$36.05	$24.86	$14.98	$9.01

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Homebuilding inventory	$536,580	$436,674	$402,375	$334,681	$323,455
Contract land deposits	284,432	231,229	155,652	96,119	62,784
Total assets	1,363,105	1,182,288	995,047	841,260	767,281
Notes and loans payable	257,859	259,160	238,970	173,655	278,133
Shareholders’ equity	494,868	403,245	349,118	247,480	200,640
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2003, 2002, 2001, 2000, and 1999, income from continuing operations per diluted share was computed based on 8,674,363, 9,193,677, 9,525,960, 10,564,215, and 12,088,388 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    (dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

Overview

NVR’s primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings in the markets described below. To fully serve our homebuilding customers, NVR also operates mortgage banking and title services businesses. NVR continues to manage its business through a conservative operating strategy by not engaging in land development and by primarily constructing homes on a pre-sold basis. Additionally, NVR focuses on obtaining and maintaining a leading market position in each of the markets it serves. This strategy allows NVR to gain valuable efficiencies and competitive advantages in our markets which management believes contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. The effective execution of this operating strategy resulted in another year of continued growth in operating activity and earnings. Consolidated revenues and net income for 2003 increased 18% and 27%, respectively, from 2002. The increase in earnings, and the continuation of the stock repurchase program pursuant to which NVR repurchased approximately 1,100,000 shares during 2003, resulted in a 34% increase in dilutive earnings per share over 2002 results.

NVR’s continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. NVR acquires finished building lots at market prices from various development entities under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. As of December 31, 2003, NVR had deposits of approximately $284,000, which controlled approximately 70,000 lots. NVR believes that this supply is adequate to suitably meet its sales objectives.

NVR operates in the following regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

The following table summarizes settlements, new orders and backlog unit activity for each of the last three years by region:

	Year Ended December 31,
	2003	2002	2001
Settlements:
Washington	3,429	3,499	3,324
Baltimore	1,650	1,576	1,683
North	4,538	3,907	3,127
South	2,433	2,386	2,238

Total	12,050	11,368	10,372

Average settlement price	$297.9	$268.5	$246.0

New Orders:
Washington	3,478	3,664	3,436
Baltimore	1,764	1,680	1,610
North	4,849	4,347	3,441
South	2,492	2,476	2,295

Total	12,583	12,167	10,782

Average new order price	$313.9	$287.8	$254.5

Backlog:
Washington	2,283	2,234	2,069
Baltimore	1,057	943	839
North	2,506	2,195	1,755
South	1,044	985	895

Total	6,890	6,357	5,558

Average backlog price	$337.3	$308.7	$272.0

Homebuilding Segment

Homebuilding revenues for 2003 increased 18% to $3,600,917 compared to revenues of $3,060,671 in 2002. The increase in revenues resulted primarily from an 11% increase in the average settlement price to $297.9 in 2003 from $268.5 in 2002 and to an increase of 6% in the number of homes settled to 12,050 in 2003 from 11,368 in 2002. The increase in average settlement prices is primarily attributable to favorable market conditions resulting in increased sales prices in a majority of NVR’s markets. The increase in the number of homes settled is primarily attributable to a 14% higher backlog at the beginning of 2003 as compared to the beginning of 2002 and a 6% increase in new orders to 7,019 units during the first six months of 2003 from 6,623 units during the same period in 2002.

Homebuilding revenues for 2002 increased 20% to $3,060,671 compared to revenues of $2,559,744 in 2001. The increase in revenues was primarily due to a 10% increase in the number of homes settled to 11,368 in 2002 from 10,372 in 2001 and to a 9% increase in the average settlement price to $268.5 in 2002 from $246.0 in 2001. The increase in the number of homes settled was primarily the result of an 8% higher backlog at the beginning of 2002 as compared to the beginning of 2001 and to a 7% increase in the number of new orders for the first six months of 2002 to 6,623 units from 6,165 units for the same period in 2001. The increase in the average settlement price was primarily attributable to favorable market conditions resulting in price increases in a majority of NVR’s markets, and to a 2% increase, as a percentage of total settlements, in single family detached home settlements, which in comparison are generally higher priced than NVR’s single family attached homes.

New orders for the full year ended 2003 increased 3% to 12,583 units from 12,167 units in 2002. The value of new orders increased 13% to $3,950,413 in 2003 from $3,501,793 in 2002. The increase in new orders occurred predominately in the North region as a result of a 5% increase in the average number of active communities within this region. The decrease in new orders in the Washington region was primarily due to a 2% reduction in the average number of active communities within that region. New orders for the full year ended 2002 increased 13% from the number of new orders in 2001. New orders increased predominately in markets outside the Baltimore and Washington, D.C. market areas.

Gross profit margins for 2003 increased to 25% compared to 24% for 2002. The increase in profit margins is attributable to the aforementioned favorable market conditions allowing NVR to raise sales prices in a majority of the markets NVR serves. Gross profit margins for 2002 increased to 24% compared to 22% for 2001. The increase in 2002 gross profit margins was primarily due to favorable market conditions which provided NVR the opportunity to increase selling prices in a majority of its markets and to relatively stable costs for lumber and certain other commodities year over year.

Selling, general and administrative expenses (“SG&A”) for 2003 increased approximately 3% from 2002 and as a percentage of revenues decreased to approximately 6.4% in 2003 from 7.4% in 2002. The increase in SG&A costs is primarily attributable to increases in personnel costs and selling and marketing costs of approximately $13,000 and $8,000, respectively, to facilitate continued growth objectives in existing markets, and to an approximate $9,000 increase in other general and administrative costs incidental to the aforementioned increase in revenues. These increases were partially offset by a decrease of approximately $24,000 in 2003 from 2002 related to the termination of certain management incentive compensation plans at the end of 2002. Selling, general and administrative expenses (“SG&A”) for 2002 increased $48,132, or 27%, as compared to 2001, and as a percentage of revenues increased to 7.4% from 7.0%. The increase in SG&A dollars was primarily attributable to a $23,000 increase in certain management incentives, an approximate $15,000 increase in wages resulting from increases in personnel to support NVR’s continued growth, and to the aforementioned increase in revenues.

Backlog units and dollars were 6,890 and $2,323,703, respectively, at December 31, 2003 compared to backlog units of 6,357 and dollars of $1,962,115 at December 31, 2002. The increase in backlog units is due primarily to a 14% higher backlog at the beginning of 2003 as compared to the beginning of 2002. The 18% increase in backlog dollars is attributable to an 8% increase in backlog units and a 12% increase in the average price of new orders for the six months ended December 31, 2003 as compared to the same period in 2002. Backlog units and dollars were 6,357 and $1,962,115, respectively, at December 31, 2002 compared to backlog units of 5,558 and dollars of $1,511,503 at December 31, 2001. The increase in backlog dollars was primarily due to a 14% increase in backlog units at December 31, 2002, and to an 11% increase in the average selling price of new orders for the six-month period ended December 31, 2002 as compared to the same period for 2001. The increase in backlog units was primarily attributable to a 20% increase in new orders for the six-month period ended December 31, 2002 as compared to the same period for 2001.

Mortgage Banking Segment

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Loan closing volume:
Total principal	$2,369,867	$2,164,017	$1,885,395

Segment income:	$57,754	$46,615	$31,966

Mortgage Banking Fees:
Net gain on sale of loans	$59,095	$48,424	$37,663
Title services	16,341	15,001	12,810
Servicing fees	1,197	1,761	1,476
Gain on sale of servicing	14	268	642

	$76,647	$65,454	$52,591

Loan closing volume for the year ended December 31, 2003 increased 9.5% over 2002. The 2003 increase compared to 2002 is solely attributable to a 9.5% increase in the average loan amount due to the homebuilding segment’s higher average selling prices. The number of units closed was flat in 2003 compared to 2002. Loan closing volume for the year ended December 31, 2002 increased 15% over 2001. The 2002 increase compared to 2001 was attributable to a 5% increase in the number of units closed and to a 10% increase in the average loan amount due to the homebuilding segment’s higher average selling prices.

Also during 2003, NVRM began to sell its conforming and government loans on a servicing released basis rather than selling the servicing rights separately on a periodic bulk basis. NVRM has also implemented systems and procedures to more efficiently deliver loans into its sales channels, which has resulted in the substantial reduction of mortgage loans held for sale at December 31, 2003 compared to December 31, 2002.

Operating income for the year ended December 31, 2003 increased approximately $11,100 over 2002. The 2003 increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 9.5% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for 2003 increased approximately $2,000 over 2002. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 7%.

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

Effective Tax Rate

NVR’s consolidated effective tax rates were 39.7%, 38.2%, and 40.0% in 2003, 2002, and 2001, respectively. The lower effective tax rate in 2002 was primarily due to the amendment of a long-term cash incentive plan requiring executive officers to defer receipt of payments due under the plan until separation of service with NVR. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. In December 2003, FASB revised FIN 46 (“FIN 46R”), deferring the application of the provisions of FIN 46 for an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after March 15, 2004 if the public entity has not issued financial statements reporting that VIE in accordance with FIN 46.

During the period from February 1, 2003 through September 30, 2003, NVR had entered into fixed priced purchase agreements with an aggregate purchase price of approximately $900,000, by making or committing to make, deposits of approximately $80,000. NVR has evaluated all fixed price purchase agreements entered into during that period and has determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liability represents the difference between the estimated current fair value of the land under contract and NVR’s related deposits. The effect of the consolidation at December 31, 2003 was the inclusion on the balance sheet of $12,807 to Inventory Not Owned, Consolidated Per FIN 46 with a corresponding inclusion of $12,071 to Liabilities Related To Inventory Not Owned, Consolidated Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows. NVR has deferred implementation of FIN 46 on all other fixed price purchase agreements until the first quarter of 2004 as permitted under revised FIN 46.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility. In August 2003, NVR executed a credit agreement for a $150,000 working capital revolving credit facility (the “Facility”), replacing NVR’s $135,000 credit facility scheduled to expire in May 2004. The Facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. The weighted average interest rate for borrowings outstanding during 2003 was 2.7%. The Facility expires in August 2007. Up to $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $20,696 was outstanding at December 31, 2003. There were no direct borrowings outstanding under the Facility as of December 31, 2003. At December 31, 2003, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Mortgage Warehouse Revolving Credit Agreement”) with an aggregate borrowing limit of $175,000 to fund its mortgage origination activities, under which $53,340 was outstanding at December 31, 2003. As of December 31, 2003, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $87,600. The Mortgage Warehouse Revolving Credit Agreement expires in August 2004. The interest rate under the Mortgage Warehouse Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit Agreement was 1.8% during 2003. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000. NVRM also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The weighted average interest rate for amounts outstanding under this uncommitted facility was 1.8% during 2003. There were no borrowings outstanding under the gestation and repurchase agreement at December 31, 2003.

On January 20, 1998, NVR filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of NVR’s debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. NVR has $55,000 available for issuance under the shelf registration.

On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under the shelf registration. The offering of the Notes resulted in aggregate net proceeds of approximately $199,400, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under our existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. NVR may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest.

On July 14, 2003, NVR used approximately $120,700 of the proceeds received from the sale of the Notes to redeem all of the $115,000 outstanding 8% Senior Notes due 2005 at a price of 104% of the principal amount outstanding, including the payment of accrued interest. The redemption resulted in a charge to pre-tax homebuilding income of $8,503.

NVR expects to file a new shelf registration in 2004 to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. Proceeds received from future offerings issued under this shelf registration are expected to be used for general corporate purposes. This discussion of NVR’s expected new shelf registration does not constitute an offer of any securities for sale.

Equity Repurchases

NVR expects that it will, from time to time, repurchase shares of its common stock, pursuant to repurchase authorizations by the Board of Directors and subject to the restrictions contained within NVR’s debt agreements. In February 2003, the Board of Directors approved the repurchase of up to an aggregate of $150,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. As of November 2003, NVR had fully utilized the February 2003 stock repurchase authorization. In August 2003, the Board of Directors approved the repurchase of up to an aggregate of $200,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. As of December 2003, NVR had fully utilized the August 2003 stock repurchase authorization. In December 2003, the Board of Directors approved the repurchase of up to an aggregate of $200,000 of NVR’s common stock in one or more open market and/or privately negotiated transactions. As of February 9, 2004, NVR had repurchased shares of its common stock at an aggregate purchase price of approximately $123,000 pursuant to the December 2003 repurchase authorization.

Cash Flows

As shown in NVR’s consolidated statement of cash flows for the year ended December 31, 2003, NVR’s operating activities provided cash of $552,785 for this period. Cash was provided primarily by homebuilding operations and by the utilization of a tax benefit of $110,171 as a result of employee stock option exercises. The tax benefit on employee stock option exercises was recorded directly to equity and reduced estimated tax payments during the year. Increased homebuilding activity contributed to the increase in accounts payable and accrued expenses. Additionally, customer deposits have increased $38,831 as a result of the aforementioned increase in backlog units and due to an increase in the average deposit collected on those units in 2003 as compared to 2002. Cash was used to fund increases in homebuilding inventory of $87,099, excluding the change in Inventory Not Owned, Consolidated per FIN 46 as discussed previously in Recent Accounting Pronouncements. Additionally, cash was used to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. NVR controlled approximately 70,000 lots at December 31, 2003.

Net cash provided by investing activities was $11,337 for the year ended December 31, 2003, primarily due to proceeds received from the sale of mortgage servicing rights and to principal payments received on mortgage loans held for sale, partially offset by capital spending.

Net cash used for financing activities was $474,748 for the year ended December 31, 2003. NVR purchased approximately 1,100,000 shares of its common stock in 2003 for an aggregate purchase price of $460,391. Additionally, as noted in the previous section, NVR issued $200,000 in Notes and used approximately $120,700 of the proceeds from this issuance to redeem all of the outstanding 8% Senior Notes due 2005, including accrued interest.

At December 31, 2003, the homebuilding and mortgage banking segments had restricted cash of $17,023 and $3,011, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

NVR believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both its homebuilding and mortgage banking operations.

Off –Balance Sheet Arrangements

As previously noted in the Overview, NVR acquires finished building lots at market prices from various development entities under fixed price purchase agreements. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. Under these purchase agreements, NVR is typically required to make deposits in the form of cash or letters of credit, which may be forfeited if NVR fails to perform under the agreement. At December 31, 2003, NVR had entered into purchase agreements with an aggregate purchase price of approximately $5,000,000, by making or committing to make deposits of approximately $370,000 in the form of cash and letters of credit.

NVR enters into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $27,141 of contingent obligations under such agreements as of December 31, 2003. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVR enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. At December 31, 2003, there were contractual commitments to extend credit to borrowers aggregating $180,341, and open forward delivery sale contracts aggregating $263,533.

Contractual Obligations

Our fixed, noncancelable obligations as of December 31, 2003, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$253,340	$53,340	$—	$—	$200,000
Capital leases (b)	8,007	921	1,509	1,313	4,264
Operating leases (c)	69,116	17,328	18,376	10,359	23,053
Purchase obligations (d)	70,956	*	*	*	*
Other long-term liabilities (e)	70,287	59,708	10,579	—	—

Total	$471,706	$131,297	$30,464	$11,672	$227,317

(a)	Amounts are included on the Consolidated Balance Sheets. See note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.
(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.
(c)	See note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.
(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing fixed price purchase agreements assuming that contractual development milestones are met by the developers. All payments of these deposits are expected to be made within the next three years but due to the nature of the contractual development milestones that must be met, NVR is unable to accurately estimate the portion of the deposit obligation which will be made within one year and that portion which will be made within one to three years. In addition to the $70,956 to be paid pursuant to the prior discussion, as of December 31, 2003, NVR had capitalized on it Consolidated Balance Sheet, forfeitable deposits for fixed price purchase agreements with developers totaling $284,432.
(e)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheets, approximately $2,300 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item. Approximately $23,000 of the total obligation is payable contingent upon vesting related to continued employment.

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

Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. The methodology used to evaluate whether NVR is the primary beneficiary of a variable interest entity requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the variable interest entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. The estimates used by management to assess probabilities of various cash flows must be considered in the context that NVR is not in the land development business, does not possess any in-house expertise relative to the land development business, and that NVR does not have access to the books and records of most of the development entities evaluated as a variable interest entity. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with variable interest entities, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce different conclusions regarding NVR’s status or non-status as a variable interest entity’s primary beneficiary.

Contract Land Deposits

NVR purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the December 31, 2003 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorg value”) and goodwill are no longer subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“FAS 142”). Rather, excess reorg value and goodwill are subject to at least an annual assessment for impairment by applying a fair-value based test. NVR continually evaluates whether events and circumstances have occurred that indicate that the remaining value of excess reorg value and goodwill may not be recoverable. At December 31, 2003, management believes that excess reorg value and goodwill were not impaired. This conclusion is based on management’s judgment, considering such factors as NVR’s history of operating success, NVR’s well recognized brand names and the significant positions held in the markets in which NVR operates. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorg value and/or goodwill exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although NVR considers the warranty and product liability accrual reflected on the December 31, 2003 balance sheet (see note 10) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

NVR’s mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans which are either sold through optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVR also sells substantially all of its mortgage servicing rights on a servicing released basis.

NVR’s homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary variable-rate debt is a working capital revolving credit facility that currently provides for unsecured borrowings up to $150,000, subject to certain borrowing base limitations. The working capital credit facility expires in August 2007 and outstanding amounts bear interest at the election of NVR based on the type of borrowing and other criteria set forth in the Facility. The weighted average interest rate for the amounts outstanding under the Facility was 2.7% during 2003. There were no amounts outstanding under the working capital revolving credit facility at December 31, 2003. At December 31, 2003, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVRM generates operating liquidity primarily through the mortgage warehouse facility which currently has a borrowing limit of $175,000. The interest rate under the mortgage warehouse facility is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 1.8% during 2003. Mortgage loans and gestation mortgage-backed securities collateralize the mortgage warehouse facility borrowings. The mortgage warehouse facility is annually renewable and currently expires in August 2004. There was $53,340 outstanding under the mortgage warehouse facility at December 31, 2003.

The mortgage warehouse facility agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. At December 31, 2003, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $87,600

NVRM currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facility generally requires NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted-average interest rates for amounts outstanding under these uncommitted facilities were 1.8% and 2.3% during 2003 and 2002, respectively. There were no borrowings outstanding under the uncommitted gestation and repurchase agreement at December 31, 2003.

The following table represents the contractual balances of NVR’s on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 2003. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because NVR sells all of the mortgage loans it originates into the secondary markets, NVR has made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

	Maturities (000’s)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	96,772	—	—	—	—	—	96,772	98,260
Average interest rate	6.0%	—	—	—	—	—	6.0%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	53,340	—	—	—	—	—	53,340	53,340
Average interest rate (a)	1.8%	—	—	—	—	—	1.8%
Variable rate repurchase agreements	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Other:
Forward trades of mortgage-backed securities	(180)	—	—	—	—	—	(180)	(180)
Forward loan commitments	(937)	—	—	—	—	—	(937)	(937)

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	138,997	—	—	—	—	—	138,997	138,997
Average interest rate	1.0%	—	—	—	—	—	1.0%

Interest rate sensitive liabilities:
Fixed rate obligations (b)	413	373	229	245	275	202,984	204,519	195,959
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.1%	5.2%	5.1%

(a)	Average interest rate is net of credits received for compensating cash balances.
(b)	The $202,984 maturing subsequent to 2008 includes $200,000 for NVR’s 5% Senior Notes due June 2010.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 10 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004. Reference is also made regarding the executive officers of the registrant to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11. Executive Compensation.

Item 11 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Equity Compensation Plan Information

The table below sets forth information as of the end of the NVR 2003 fiscal year for (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,517,972	$71.19	56,222
Equity compensation plans not approved by security holders	1,927,170	$200.36	78,525
Total	3,445,142	$143.44	134,747

Equity compensation plans approved by our shareholders include the NVR, Inc. Management Equity Incentive Plan, the NVR, Inc. Management Long-Term Stock Option Plan, the NVR, Inc. 1998 Management Long-Term Stock Option Plan, the NVR, Inc. Directors’ Long-Term Incentive Plan, the NVR, Inc. Directors’ Long-Term Stock Option Plan, and the 1998 Directors’ Long-Term Stock Option Plan. Equity compensation plans that have not been approved by our shareholders include the NVR, Inc. 1994 Management Equity Incentive Plan and the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See note 9 of the Notes to Consolidated Financial Statements for a description of each of NVR’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

Item 13 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Item 14. Principal Accountant Fees and Services.

Item 14 is hereby incorporated by reference to NVR’s Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following documents are filed as part of this report:

1.	Financial Statements

2.	Exhibits

Exhibit Number	Description
2.1	Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as modified to July 21, 1993). Filed as Exhibit 2.1 to NVR, Inc.’s Registration Statement on Form S-1 (No. 33-63190) (the “1993 Registration Statement”) and incorporated herein by reference.

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 3.7 to the 1993 Registration Statement and incorporated herein by reference.

3.2	Bylaws of NVR. Filed as Exhibit 3.8 to the 1993 Registration Statement and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	First Supplemental Indenture dated April 14, 1998 between NVR, as issuer, NVR Homes, Inc., as guarantor, and The Bank of New York, as trustee. Filed as Exhibit 4.4 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.4	Second Supplemental Indenture between NVR and the Bank of New York, as trustee dated February 27, 2001. Filed as Exhibit 4.5 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4.5	Third Supplemental Indenture, dated March 14, 2002, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 18, 2003 and incorporated herein by reference.

4.6	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.7	Form of Note (included in Indenture filed as Exhibit 4.6).

10.1*	Employment Agreement between NVR and Dwight C. Schar dated January 1, 2002. Filed as Exhibit 10.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2*	Employment Agreement between NVR and Paul C. Saville dated January 1, 2002. Filed as Exhibit 10.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.3*	Employment Agreement between NVR and William J. Inman dated January 1, 2002. Filed as Exhibit 10.3 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.4*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

10.8*	NVR, Inc. Directors Long-Term Incentive Plan. Filed as Exhibit 10.11 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.9*	NVR, Inc. Management Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.10*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11*	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.12*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.13*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.14*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.15*	NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

10.16*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.17	Third Amended and Restated Credit Agreement dated as of September 30, 1998 among NVR, as borrower, and Certain Banks and BankBoston, as Agent for itself and Certain Banks. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.18*	NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.19	*	NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.20		Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.21		Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.22		Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.23		Amendment No. 5 to Third Amended and Restated Credit Agreement by and among NVR, Inc., as borrower, Fleet National Bank, successor by merger to BankBoston, N.A. and Certain Banks dated as of July 12, 2001. Filed as Exhibit 10.23 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.24		Amendment No. 6 to Third Amended and Restated Credit Agreement by and among NVR, Inc., as borrower, Bank One, N.A. and Certain Banks dated as of August 19, 2002. Filed as Exhibit 99.1 to NVR’s Current Report on Form 8-K filed September 24, 2002 and incorporated herein by reference.

10.25		Amendment No. 7 to Third Amended and Restated Credit Agreement by and among NVR, Inc., as borrower, Bank One, N.A. and Certain Banks dated as of September 20, 2002. Filed as Exhibit 99.2 to NVR’s Current Report on Form 8-K filed September 24, 2002 and incorporated herein by reference.

10.26		Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.27		Credit agreement dated August 8, 2003 between NVR and Bank One, N.A. and Certain Banks. Filed as Exhibit 99.1 to NVR’s Current Report on Form 8-K filed August 12, 2003 and incorporated herein by reference.

10.28		Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed herewith.

10.29		Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed herewith.

11		Computation of Earnings per Share. Filed herewith.

14		Code of Ethics. Posted on NVR’s website at www.nvrinc.com. Amendments to and waivers from a provision of the Code of Ethics that applies to NVR’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on NVR’s website.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (independent auditors). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

3. Reports on Form 8-K

Form 8-K furnished on October 16, 2003 reporting the issuance of a press release reporting the financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.

By:	/s/ Dwight C. Schar
Dwight C. Schar Chairman of the Board of Directors, President and Chief Executive Officer

Dated: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dwight C. Schar	Principal Executive Officer	February 17, 2004
Dwight C. Schar

/s/ J. Carter Bacot	Director	February 17, 2004
J. Carter Bacot

/s/ C. Scott Bartlett, Jr.	Director	February 17, 2004
C. Scott Bartlett, Jr.

/s/ Robert C. Butler	Director	February 17, 2004
Robert C. Butler

/s/ Manuel H. Johnson	Director	February 17, 2004
Manuel H. Johnson

/s/ William A. Moran	Director	February 17, 2004
William A. Moran

/s/ David A. Preiser	Director	February 17, 2004
David A. Preiser

/s/ George E. Slye	Director	February 17, 2004
George E. Slye

/s/ John M. Toups	Director	February 17, 2004
John M. Toups

/s/ Paul C. Saville	Principal Financial Officer	February 17, 2004
Paul C. Saville

/s/ Dennis M. Seremet	Principal Accounting Officer	February 17, 2004
Dennis M. Seremet

Independent Auditors’ Report

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, NVR, Inc. and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, and the provisions of FIN No. 46, “Consolidation of Variable Interest Entities” to variable interest entities created subsequent to February 1, 2003.

KPMG LLP

McLean, Virginia

January 22, 2004

NVR, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS

Homebuilding:
Cash and cash equivalents	$228,589	$139,796
Receivables	9,550	10,807
Inventory:
Lots and housing units, covered under sales agreements with customers	480,492	400,008
Unsold lots and housing units	32,888	25,558
Manufacturing materials and other	10,393	11,108
Inventory not owned, consolidated per FIN 46	12,807	—

	536,580	436,674

Property, plant and equipment, net	24,531	22,126
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	284,432	231,229
Deferred tax assets, net	73,985	74,642
Other assets	43,590	35,365

	1,249,216	998,598

Mortgage Banking:
Cash and cash equivalents	3,630	3,049
Mortgage loans held for sale, net	96,772	163,410
Mortgage servicing rights, net	181	5,611
Property and equipment, net	875	941
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	5,084	3,332

	113,889	183,690

Total assets	$1,363,105	$1,182,288

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(dollars in thousands, except share data)

	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$185,913	$145,209
Accrued expenses and other liabilities	175,259	142,215
Liabilities related to inventory not owned, consolidated per FIN 46	12,071	—
Obligations under incentive plans	67,964	97,803
Customer deposits	157,005	118,174
Other term debt	4,519	4,903
Senior notes	200,000	115,000

	802,731	623,304

Mortgage Banking:
Accounts payable and other liabilities	12,166	16,482
Notes payable	53,340	139,257

	65,506	155,739

Total liabilities	868,237	779,043

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 and 20,602,921 shares issued for 2003 and 2002, respectively	206	206
Additional paid-in-capital	335,346	262,867
Deferred compensation trust- 510,118 and 428,698 shares of NVR, Inc. common stock for 2003 and 2002, respectively	(64,725)	(35,647)
Deferred compensation liability	64,725	35,647
Retained earnings	1,387,865	968,074
Less treasury stock at cost – 13,870,368 and 13,580,531 shares for 2003 and 2002, respectively	(1,228,549)	(827,902)

Total shareholders’ equity	494,868	403,245

Total liabilities and shareholders’ equity	$1,363,105	$1,182,288

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Homebuilding:
Revenues	$3,600,917	$3,060,671	$2,559,744
Other income	3,385	3,307	3,513
Cost of sales	(2,711,861)	(2,335,369)	(2,002,290)
Selling, general and administrative	(231,966)	(226,207)	(178,075)
Amortization of reorganization value in excess of amounts allocable to identifiable assets/goodwill	—	—	(7,254)

Operating income	660,475	502,402	375,638
Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	—
Interest expense	(13,554)	(12,994)	(11,858)

Homebuilding income	638,418	489,408	363,780

Mortgage Banking:
Mortgage banking fees	76,647	65,454	52,591
Interest income	5,198	6,184	7,025
Other income	1,025	658	879
General and administrative	(23,823)	(23,811)	(26,801)
Amortization of reorganization value in excess of amounts allocable to identifiable assets/goodwill	—	—	(1,088)
Interest expense	(1,293)	(1,870)	(1,728)

Mortgage banking income	57,754	46,615	30,878

Income before taxes	696,172	536,023	394,658

Income tax expense	(276,381)	(204,553)	(157,864)

Net income	$419,791	$331,470	$236,794

Basic earnings per share	$59.28	$45.54	$29.87

Diluted earnings per share	$48.39	$36.05	$24.86

Basic average shares outstanding	7,082	7,278	7,927

Diluted average shares outstanding	8,674	9,194	9,526

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2000	$206	$115,136	$399,810	$(267,672)	$(15,915)	$15,915	$247,480
Net income	—	—	236,794	—	—	—	236,794
Deferred compensation activity	—	—	—	—	(8,286)	8,286	—
Purchase of common stock for treasury	—	—	—	(223,839)	—	—	(223,839)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised	—	17,363	—	—	—	—	17,363
Stock option activity	—	6,213	—	—	—	—	6,213
Treasury stock issued upon option exercise	—	(10,062)	—	10,062	—	—	—
Forward purchase contract obligation	—	65,028	—	—	—	—	65,028

Balance, December 31, 2001	206	193,757	636,604	(481,449)	(24,201)	24,201	349,118

Net income	—	—	331,470	—	—	—	331,470
Deferred compensation activity	—	—	—	12,490	(11,446)	11,446	12,490
Purchase of common stock for treasury	—	—	—	(362,399)	—	—	(362,399)
Purchase of common stock for deferred compensation plan	—	—	—	(37,469)	—	—	(37,469)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	101,172	—	—	—	—	101,172
Stock option activity	—	8,784	—	—	—	—	8,784
Treasury stock issued upon option exercise	—	(40,925)	—	40,925	—	—	—

Balance, December 31, 2002	206	262,867	968,074	(827,902)	(35,647)	35,647	403,245

Net income	—	—	419,791	—	—	—	419,791
Deferred compensation activity	—	—	—	12,490	(29,078)	29,078	12,490
Purchase of common stock for treasury	—	—	—	(460,391)	—	—	(460,391)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	110,171	—	—	—	—	110,171
Stock option activity	—	9,483	—	—	—	—	9,483
Treasury stock issued upon option exercise	—	(47,254)	—	47,254	—	—	—

Balance, December 31, 2003	$206	$335,346	$1,387,865	$(1,228,549)	$(64,725)	$64,725	$494,868

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income	$419,791	$331,470	$236,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,427	7,657	15,162
Loss from extinguishment of debt	8,503	—	—
Gain on sales of loans	(59,095)	(48,424)	(37,663)
Deferred tax benefit	(3,429)	(21,669)	(6,277)
Mortgage loans closed	(1,982,900)	(1,846,843)	(1,604,615)
Proceeds from sales of mortgage loans	2,096,782	1,858,086	1,603,540
Gain on sales of mortgage servicing rights	(14)	(268)	(642)
Net change in assets and liabilities:
Increase in inventories	(87,099)	(34,299)	(67,694)
Increase in contract land deposits	(53,939)	(75,577)	(59,533)
(Increase) decrease in receivables	(2,198)	(5,155)	1,584
Increase in accounts payable, accrued expenses and customer deposits	219,914	199,911	66,337
Increase in obligations under incentive plans	590	25,562	9,989
Other, net	(12,548)	(9,235)	(1,737)

Net cash provided by operating activities	552,785	381,216	155,245

Cash flows from investing activities:
Proceeds from sales of mortgage-backed securities	—	—	4,102
Purchase of property, plant and equipment	(9,456)	(12,262)	(6,694)
Principal payments on mortgage-backed securities	8,333	794	530
Proceeds from sales of mortgage servicing rights	11,850	7,169	16,677
Other, net	610	336	1,261

Net cash provided/(used) by investing activities	11,337	(3,963)	15,876

Cash flows from financing activities:
Redemption of mortgage-backed bonds	—	—	(4,693)
Extinguishment of 8% Senior Notes due 2005	(119,600)	—	—
Issuance of 5% Senior Notes due 2010	200,000	—	—
Purchase of treasury stock	(460,391)	(362,399)	(223,839)
Purchase of NVR common stock for deferred compensation plan	(17,939)	(37,469)	(8,286)
Net (repayments)/borrowings under notes payable and credit lines	(86,301)	20,190	65,315
Payment of senior note consent fees	—	(2,125)	(4,928)
Exercise of stock options	9,483	8,784	6,213

Net cash used by financing activities	(474,748)	(373,019)	(170,218)

Net increase in cash and cash equivalents	89,374	4,234	903
Cash and cash equivalents, beginning of year	142,845	138,611	137,708

Cash and cash equivalents, end of year	$232,219	$142,845	$138,611

Supplemental disclosures of cash flow information:
Interest paid during the year	$13,715	$12,698	$12,588

Income taxes paid during the year, net of refunds	$162,848	$97,473	$144,354

Supplemental disclosures of non-cash activities:
Inventory not owned, consolidated per FIN 46	$12,807	$—	$—

See notes to consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”), its wholly owned subsidiaries, certain partially owned entities, and variable interest entities of which the Company has determined that it is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2003, the homebuilding and mortgage banking segments had restricted cash of $17,023 and $3,011, respectively, which includes certain customer deposits, mortgagor tax, insurance, completion escrows and other amounts collected at closing which relate to mortgage loans held for sale and to home sales.

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

Contract Land Deposits

NVR purchases finished lots under fixed price purchase contracts that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two year period, office facilities and other equipment are depreciated over a period from three to ten years, manufacturing facilities are depreciated over a period of from five to forty years and property under capital leases is depreciated in a manner consistent with the Company’s depreciation policy for owned assets.

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

Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) from an amortization approach to an impairment-only approach. SFAS No. 142 requires goodwill and excess reorganization value, which is no longer subject to amortization, to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted and on an annual basis thereafter. The Company completed the assessment of impairment and determined that there is no impairment of either goodwill or excess reorganization value. Following is the pro forma effect of the adoption of SFAS No. 142 for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net income	$419,791	$331,470	$236,794
Add:
Goodwill amortization, net of tax	—	—	664
Excess reorganization value amortization	—	—	7,248

Adjusted net income	$419,791	$331,470	$244,706

Basic earnings per share:
Net income	$59.28	$45.54	$29.87
Goodwill amortization	—	—	0.08
Excess reorganization value amortization	—	—	0.92

Adjusted net income	$59.28	$45.54	$30.87

Diluted earnings per share:
Net income	$48.39	$36.05	$24.86
Goodwill amortization	—	—	0.07
Excess reorganization value amortization	—	—	0.76

Adjusted net income	$48.39	$36.05	$25.69

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. NVR does not engage in speculative or trading derivative activities. At December 31, 2003, there were contractual commitments to extend credit to borrowers aggregating $180,341, and open forward delivery sale contracts aggregating $263,533.

Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Weighted average number of shares outstanding used to calculate basic EPS	7,081,527	7,278,494	7,927,315

Dilutive securities:
Stock options	1,592,836	1,915,183	1,598,645

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	8,674,363	9,193,677	9,525,960

Options issued under equity benefit plans to purchase 60,200, 88,500 and 1,832,100 shares of common stock were outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Financial Instruments

Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2003 was $191,440. The estimated fair value is based on a quoted market price. The carrying value was $200,000 at December 31, 2003.

Stock-Based Compensation

At December 31, 2003, the Company had eight stock-based employee compensation plans, which are described more fully in note 9. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$419,791	$331,470	$236,794
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(20,976)	(22,575)	(17,372)

Pro forma net income	$398,815	$308,895	$219,422

Earnings per share:
Basic—as reported	$59.28	$45.54	$29.87

Basic—pro forma	$56.32	$42.44	$27.68

Diluted—as reported	$48.39	$36.05	$24.86

Diluted—pro forma	$47.06	$34.91	$23.17

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The weighted average per share fair values of grants made in 2003, 2002 and 2001 for employee stock based incentive plans were $245.54, $196.88 and $116.88, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2003	2002	2001
Estimated option life	10 years	10 years	10 years
Risk free interest rate	4.61%	5.07%	5.47%
Expected volatility	40.55%	41.10%	42.38%
Expected dividend yield	0.00%	0.00%	0.00%

Comprehensive Income

For the years ended December 31, 2003, 2002 and 2001, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

Reclassifications

Certain prior year amounts have been reclassified within the accompanying financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of FAS 149 did not have a material impact on NVR’s results of operations, cash flows or financial condition.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which establishes standards regarding classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of FAS 150 did not have a material impact on NVR’s results of operations, cash flows or financial condition. NVR is still assessing the financial statement impact of FAS 150 relative to the application of revised FASB Interpretation No. 46 to potential variable interest entities.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN 46, deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. See footnote 3 for further discussion of NVR’s application of FIN 46.

2. Segment Information, Nature of Operations, and Certain Concentrations

NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas, where NVR derived approximately 54% of its 2003 homebuilding revenues. NVR’s homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, and Delaware. Beginning in 2004, the Ryan Homes product will no longer be sold in the Nashville, TN metropolitan area. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily towards first-time homeowners and first-time move-up buyers. The NVHomes product is built in the Washington, D.C., Baltimore, MD, and Philadelphia, PA metropolitan areas, and is marketed primarily to move-up and up-scale buyers.

The mortgage banking segment is a regional mortgage banking operation. Substantially all of the mortgage banking segment’s loan closing activity is for NVR’s homebuilding customers. NVR’s mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. A substantial portion of the Company’s mortgage operations is conducted in the Washington, D.C. and Baltimore, MD metropolitan areas.

Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Year Ended December 31, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues	$3,600,917	$76,647	$3,677,564	(a)
Interest income	746	5,198	5,944	(a)
Interest expense	13,554	1,293	14,847	(a)
Depreciation and amortization	7,940	487	8,427	(a)
Segment profit	646,921	57,754	704,675	(b)
Segment assets	1,188,450	106,542	1,294,992	(b)
Expenditures for segment assets	9,130	326	9,456	(a)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment profits and assets to the respective amounts for the consolidated enterprise:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Homebuilding	Mortgage Banking	Totals
Segment profit	$646,921	$57,754	$704,675
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$638,418	$57,754	$696,172

Segment assets	$1,188,450	$106,542	$1,294,992
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Inventory not owned, consolidated per FIN 46	12,807	—	12,807

Total consolidated assets	$1,249,216	$113,889	$1,363,105

For the Year Ended December 31, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues	$3,060,671	$65,454	$3,126,125	(c)
Interest income	729	6,184	6,913	(c)
Interest expense	12,994	1,870	14,864	(c)
Depreciation and amortization	7,036	621	7,657	(c)
Segment profit	489,408	46,615	536,023	(c)
Segment assets	950,639	176,343	1,126,982	(d)
Expenditures for segment assets	11,815	447	12,262	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$950,639	$176,343	$1,126,982
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$998,598	$183,690	$1,182,288

For the Year Ended December 31, 2001

	Homebuilding	Mortgage Banking	Totals
Revenues	$2,559,744	$52,591	$2,612,335	(e)
Interest income	1,145	7,025	8,170	(e)
Interest expense	11,858	1,728	13,586	(e)
Depreciation and amortization	6,020	800	6,820	(f)
Segment profit	371,034	31,966	403,000	(f)
Segment assets	789,906	149,835	939,741	(f)
Expenditures for segment assets	6,595	99	6,694	(e)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f)	The following reconciles segment depreciation and amortization, segment profit, and segment assets to the respective amounts for the consolidated enterprise:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Homebuilding	Mortgage Banking	Totals
Segment depreciation and amortization	$6,020	$800	$6,820
Add: amortization of excess reorganization value and goodwill	7,254	1,088	8,342

Consolidated depreciation and amortization	$13,274	$1,888	$15,162

Segment profit	$371,034	$31,966	$403,000
Less: amortization of excess reorganization value and goodwill	(7,254)	(1,088)	(8,342)

Consolidated income before income taxes	$363,780	$30,878	$394,658

Segment assets	$789,906	$149,835	$939,741
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$837,865	$157,182	$995,047

3. Consolidation of Variable Interest Entities

NVR’s Finished Lot Acquisition Strategy

NVR does not engage in the land development business. Instead, the Company acquires finished building lots at market prices from various development entities under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10% of the aggregate purchase price of the finished lots.

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

Adoption of FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. In December 2003, FASB revised FIN 46, deferring the application of the provisions of FIN 46 for an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after March 15, 2004 if the public entity has not issued financial statements reporting that VIE in accordance with FIN 46.

During the period from February 1, 2003 through September 30, 2003, NVR entered into fixed price purchase agreements with an aggregate purchase price of approximately $900,000, by making or committing

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

to make deposits of approximately $80,000. The Company has evaluated all fixed price purchase agreements entered into during that period and determined that it is the primary beneficiary of certain of the variable interest entities with which it has entered into purchase agreements. NVR estimated the current fair value of the land underlying these purchase agreements and consolidated that amount and a related liability. The liability represents the difference between the estimated current fair value of the land under contract and the Company’s related deposits. The effect of the consolidation at December 31, 2003 was the inclusion on the balance sheet of $12,807 to Inventory Not Owned, Consolidated Per FIN 46 with a corresponding inclusion of $12,071 to Liabilities Related To Inventory Not Owned, Consolidated Per FIN 46. NVR does not have access to the financial records of the development entities with which it enters into fixed price purchase agreements, and as a result was unable to consolidate the variable interest entities’ results of operations or cash flows. The Company has deferred implementation of FIN 46 on all other fixed price lot purchase agreements until the first quarter of 2004 as permitted under revised FIN 46.

4. Related Party Transactions

During 2003, 2002, and 2001, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by William Moran, a member of the board of directors. Those purchases totaled approximately $15,000, $13,200 and $19,000 during 2003, 2002 and 2001, respectively. NVR expects to purchase the majority of the remaining lots under contract as of December 31, 2003 over the next 18 to 24 months for an aggregate purchase price of approximately $45,000.

In 2003, NVR entered into a forward lot purchase agreement with Comstock Blooms Mill II, LLC, an entity controlled 100% by an entity in which Dwight Schar’s son-in-law is a principal. Under this agreement, NVR purchased, at market prices, finished lots with an aggregate purchase price of approximately $2,000. NVR expects to purchase the remaining lots under contract at December 31, 2003 over the next 12 to 18 months for an aggregate purchase price of approximately $4,000.

5. Property, Plant and Equipment, net

	December 31,
	2003	2002
Homebuilding:
Office facilities and other	$7,109	$7,310
Model home furniture and fixtures	14,542	11,360
Manufacturing facilities	16,850	16,113
Property under capital leases	7,631	7,631

	46,132	42,414
Less: accumulated depreciation	(21,601)	(20,288)

	$24,531	$22,126

Mortgage Banking:
Office facilities and other	$2,821	$2,673
Less: accumulated depreciation	(1,946)	(1,732)

	$875	$941

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in note 6.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

6. Debt

	December 31,
	2003	2002
Homebuilding:

Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$4,519	$4,903

Senior notes (c)	$200,000	$115,000

Mortgage Banking:

Mortgage warehouse revolving credit (d)	$53,340	$126,249
Mortgage repurchase facility (e)	—	13,008

	$53,340	$139,257

(a)	The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”) that currently provides for unsecured borrowings up to $150,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $20,696 and $19,206 were outstanding at December 31, 2003 and 2002, respectively. The Facility expires in August 2007 and outstanding amounts bear interest at either (i) the prime rate plus an applicable margin based on NVR’s credit rating and/or debt to capital ratio or (ii) Libor plus applicable margin as defined above. The weighted-average interest rates for the amounts outstanding under the Facility were 2.7% and 3.2% for 2003 and 2002, respectively. At December 31, 2003, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

The Facility contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of NVR. At December 31, 2003, NVR was in compliance with all covenants under the Facility. In addition, the Facility contains restrictions on the ability of NVR to make investments and also limits the Company’s ability to pay cash dividends to shareholders and repurchase its common stock.

(b)	The capital lease obligations have fixed interest rates ranging from 3.8% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $4,663 and $5,004 at December 31, 2003 and 2002, respectively.

The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2003:

Years ending December 31,
2004	$921
2005	841
2006	668
2007	657
2008	657
Thereafter	4,263

8,007
Amount representing interest	(3,488)

$4,519

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(c)	On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company’s debt securities. The shelf registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2003, NVR had $55,000 available for issuance under the shelf registration.

On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under the shelf registration. The offering of the Notes resulted in aggregate net proceeds of approximately $199,400, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under NVR’s existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. The Company may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest.

On July 14, 2003, NVR used approximately $120,700 of the proceeds received from the sale of the Notes to redeem all of the $115,000 outstanding 8% Senior Notes due 2005 at a price of 104% of the principal amount outstanding, including the payment of accrued interest. The redemption resulted in a charge to pre-tax homebuilding income of $8,503.

The indenture governing the Notes has, among other items, limitations on the incurrence of secured debt, restrictions on sale and leaseback transactions, and conditions related to mergers and/or the sale of assets.

(d)	The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $175,000. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 1.8% and 2.2% during 2003 and 2002, respectively. Mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is an annually renewable facility and currently expires in August 2004.

The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. As of December 31, 2003, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $87,600.

(e)	NVRM currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facility generally requires NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. The weighted-average interest rates for amounts outstanding under these uncommitted facilities were 1.8% and 2.3% during 2003 and 2002, respectively. The average amount outstanding under this uncommitted facility was $1,045 and $14,216 during 2003 and 2002 respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

* * * * *

Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Notes as of December 31, 2003 are as follows:

Years ending December 31,
2004	$53,753
2005	373
2006	229
2007	245
2008	275
Thereafter	202,984

Total	$257,859

The $53,753 maturing in 2004 includes $53,340 of borrowings under the Mortgage Warehouse Revolving Credit facility that were repaid in January 2004. The $202,984 maturing subsequent to 2008 includes $200,000 of Senior Notes which mature in June 2010.

7. Common Stock

There were 6,727,341 and 7,022,390 common shares outstanding at December 31, 2003 and 2002, respectively. As of December 31, 2003, NVR had reacquired a total of approximately 17,535,000 shares of NVR common stock at an aggregate cost of approximately $1,353,000 since December 31, 1993.

In addition, during 2002, 170,732 shares of the Company’s common stock were purchased at an aggregate purchase price of $37,469 by the Company’s rabbi trust, which holds the investments for the Deferred Compensation Plan. These shares were recorded in the Company’s treasury stock account until such shares are vested under the respective compensation plan. As of December 31, 2003, 113,821 of these shares have vested and been transferred from the treasury account to the rabbi trust (see note 9 for discussion of the deferred compensation plan).

There have been approximately 3,711,000 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. During 2003, 2002 and 2001, 757,221, 883,394 and 344,055 such shares were issued, respectively.

8. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current:
Federal	$230,477	$187,356	$139,501
State	49,333	38,866	24,640
Deferred:
Federal	(2,849)	(18,116)	(5,209)
State	(580)	(3,553)	(1,068)

	$276,381	$204,553	$157,864

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$110,171	$101,172	$17,363

Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2003	2002
Deferred tax assets:
Other accrued expenses	$29,415	$29,668
Deferred compensation	38,486	40,059
Uniform capitalization	5,950	5,173
Other	4,001	3,365

Total deferred tax assets	77,852	78,265
Less: deferred tax liabilities	2,963	4,193

	$74,889	$74,072

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.

Management believes the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $404,770 and $294,656 for the years ended December 31, 2003 and 2002.

A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Income taxes computed at the Federal statutory rate	$243,661	$187,608	$138,131
State income taxes, net of Federal income tax benefit	31,690	22,953	15,322
Non-deductible amortization	—	—	2,537
Other, net	1,030	(6,008)	1,874

	$276,381	$204,553	$157,864

The Company’s effective tax rate in 2003, 2002 and 2001 was 39.7%, 38.2% and 40.0%, respectively. The lower effective tax rate in 2002 was primarily attributable to the amendment of a long-term cash incentive plan requiring executive officers to defer receipt of payments due under the plan until separation of service with the Company. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

9. Profit Sharing and Incentive Plans

Profit Sharing Plans—NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the “Board”). The combined plan contribution for the years ended December 31, 2003, 2002 and 2001 was $10,787, $10,007 and $8,250, respectively. For the 2003 and 2002 plan year contributions, the ESOP purchased in the open market approximately 26,000 shares and 35,500 shares, respectively, of NVR common stock using cash contributions provided by the Company. As of December 31, 2003, all shares held by the ESOP have been allocated to participants’ accounts other than the 2003 plan year contribution which had been committed to be released to participants’ accounts.

High Performance Compensation Plans—During 2003, 2002 and 2001, NVR recognized $8,948, $32,959 and $14,946, respectively, of compensation costs related to the High Performance Plan (the “HP Plan”), a long-term cash compensation program for executive officers and other key personnel. During 2002, the Compensation Committee of the Board of Directors terminated the HP Plan. Amounts that have been earned by participants under the HP Plan for previous measurement periods will continue to vest through December 31, 2004, based upon the participants’ continued employment. The Company estimates that it will recognize approximately $4,000 of HP Plan compensation expense in 2004.

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

Under the 1994 Management Incentive Plan (the “1994 Incentive Plan”), executive officers and other employees of the Company were eligible to receive stock options (the “1994 NVR Share Options”) and performance shares (the “1994 Performance Shares”). There were 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. The 1994 NVR Share Options expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 1999. All 1,124,929 1994 Performance Shares had been granted to employees and were vested as of December 31, 1999.

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

During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 non-qualified stock options (“Options”) authorized under the 1998 Option Plan. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2003, or later depending on the date of grant, with vesting contingent upon continued employment.

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

Stock option activity for the management option plans for the years presented is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1993 NVR Share Options
Options outstanding at the beginning of the year	21,153	$7.60	144,403	$7.73	219,096	$7.71
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(13,250)	$7.55	(123,250)	$7.75	(74,693)	$7.66

Outstanding at end of year	7,903	$7.69	21,153	$7.60	144,403	$7.73

Exercisable at end of year	7,903	$7.69	21,153	$7.60	144,403	$7.73

1994 NVR Share Options
Options outstanding at the beginning of the year	7,362	$15.04	10,162	$17.46	16,396	$20.35
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(1,667)	$14.00	(2,800)	$26.68	(6,234)	$25.08

Outstanding at end of year	5,695	$15.34	7,362	$15.04	10,162	$17.46

Exercisable at end of year	5,695	$15.34	7,362	$15.04	10,162	$17.46

1996 Option Plan
Options outstanding at the beginning of the year	1,074,076	$27.24	1,755,819	$21.48	1,847,405	$15.83
Granted	37,644	$500.00	8,000	$287.38	106,000	$125.83
Canceled	—	$—	(11,149)	$62.02	(6,333)	$15.69
Exercised	(710,300)	$14.66	(678,594)	$15.26	(191,253)	$23.43

Outstanding at end of year	401,420	$93.83	1,074,076	$27.24	1,755,819	$21.48

Exercisable at end of year	294,111	$30.85	969,576	$15.06	1,040,934	$14.63

1998 Option Plan
Options outstanding at the beginning of the year	994,000	$49.62	998,500	$49.66	1,000,000	$49.57
Granted	13,856	$451.03	—	$—	2,500	$91.25
Canceled	(26,203)	$49.27	(4,500)	$58.46	(4,000)	$51.28
Exercised	(629)	$44.91	—	$—	—	$—

Outstanding at end of year	981,024	$55.31	994,000	$49.62	998,500	$49.66

Exercisable at end of year	326,668	$49.65	—	$—	—	$—

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	2003		2002		2001
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
2000 Option Plan
Options outstanding at the beginning of the year	1,891,100	$194.01	1,823,100	$188.86	—	$—
Granted	79,700	$356.41	83,700	$305.35	1,823,100	$188.86
Canceled	(49,325)	$187.84	(15,700)	$189.00	—	$—
Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	1,921,475	$200.90	1,891,100	$194.01	1,823,100	$188.86

Exercisable at end of year	—	$—	—	$—	—	$—

Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
1993 NVR Share Options
Outstanding and exercisable at December 31, 2003: $5.29 - $8.21	7,903	$7.69	2.6
1994 NVR Share Options
Outstanding and exercisable at December 31, 2003: $14.00 - $25.00	5,695	$15.34	3.4
1996 Option Plan
Outstanding at December 31, 2003:
$10.63	205,500	$10.63	2.4
$20.81 - $25.00	29,853	$21.44	3.9
$38.00 - $47.63	11,505	$40.90	5.6
$72.00	12,418	$72.00	6.7
$92.15 - $105.46	51,500	$105.07	6.7
$146.00 - $180.00	45,000	$154.37	7.4
$278.00 - $315.50	8,000	$287.38	8.5
$500.00	37,644	$500.00	9.8
Exercisable at December 31, 2003:
$10.63	205,500	$10.63	2.4
$20.81 - $25.00	29,853	$21.44	3.9
$38.00 - $47.63	11,505	$40.90	5.6
$72.00	12,418	$72.00	6.7
$92.15 - $105.46	17,168	$105.07	6.7
$146.00 - $180.00	15,000	$154.37	7.4
$278.00 - $315.50	2,667	$287.38	8.5
1998 Option Plan
Outstanding at December 31, 2003:
$44.38 - $62.13	914,168	$47.87	5.4
$72.00 - $91.25	54,500	$79.24	6.8
$500.00	12,356	$500.00	9.8
Exercisable at December 31, 2003:
$44.38 - $62.13	308,168	$47.88	5.4
$72.00 - $91.25	18,500	$79.11	5.4
2000 Option Plan *
Outstanding at December 31, 2003:
$158.30 - $202.05	1,766,275	$188.83	7.3
$269.35 - $296.50	23,000	$281.90	8.6
$313.12 - $369.75	118,000	$339.08	9.0
$409.00 - $438.50	14,200	$424.01	9.6

*	None of the options outstanding under this Option Plan are exercisable at December 31, 2003.

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

The members of Board of Directors also participate in the 2000 Broadly-Based Stock Option Plan, as described previously herein.

Stock option activity for the director option plans for the years presented is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1993 Directors’ Plan
Options outstanding at the beginning of the year	—	$—	22,750	$16.60	45,500	$16.60
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	—	$—	(22,750)	$16.60	(22,750)	$16.60

Outstanding at end of year	—	$—	—	$—	22,750	$16.60

Exercisable at end of year	—	$—		$—	22,750	$16.60

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	2003		2002		2001
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1996 Directors’ Plan
Options outstanding at the beginning of the year	50,000	$10.25	106,000	$10.25	152,000	$10.25
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(22,000)	$10.25	(56,000)	$10.25	(46,000)	$10.25

Outstanding at end of year	28,000	$10.25	50,000	$10.25	106,000	$10.25

Exercisable at end of year	28,000	$10.25	50,000	$10.25	106,000	$10.25

1998 Directors’ Plan
Options outstanding at the beginning of the year 109,000	109,000	$149.09	75,000	$49.06	78,125	$49.06
Granted	—	$—	34,000	$369.75	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(9,375)	$49.06	—	$—	(3,125)	$49.06

Outstanding at end of year	99,625	$158.51	109,000	$149.09	75,000	$49.06

Exercisable at end of year	28,125	$49.06	18,750	$49.06	—	$—

To minimize the non-deductibility of executive compensation expense due to the limitations of Section 162(m) of the Internal Revenue Code and still maintain the ability to competitively compensate the Company’s executive officers, the Company established a deferred compensation plan (“Deferred Comp Plan”). The specific purpose of the Deferred Comp Plan was to establish a vehicle whereby the executive officers could defer the receipt of compensation that otherwise would be nondeductible for tax purposes by the Company into a period where the Company would realize a tax deduction for the amounts paid. The Deferred Comp Plan is also available to other members of the Company’s management group. Amounts deferred into the Deferred Comp Plan are invested in NVR common stock, held in a rabbi trust account, and are paid out in a fixed number of shares upon expiration of the deferral period.

The rabbi trust account held 510,118 and 428,698 shares of NVR common stock as of December 31, 2003 and 2002, respectively. During 2003, 28,667 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. In addition, 110,087 shares of NVR common stock were contributed to the rabbi trust in 2003. These contributions were related to benefits earned and vested under the 1999 and 2002 High Performance Plans. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for the years ended December 31, 2003, 2002 and 2001.

10.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2003 are as follows:

Years ended December 31,
2004	$17,329
2005	10,953
2006	7,423
2007	5,309
2008	5,049
Thereafter	23,053

$69,116

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Total rent expense incurred under operating leases was approximately $23,000, $19,700, and $16,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

NVR is not in the land development business. NVR purchases finished lots under fixed price purchase agreements which require deposits which may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10% of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. At December 31, 2003, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $71,000.

On a very limited basis, NVR also obtains finished lots using unconsolidated limited liability land corporations (“LLLC’s”). All LLLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. Accordingly, such investments are accounted for under the equity method of accounting. NVR is not a borrower, guarantor or obligor on any of the LLLC’s debt. At December 31, 2003, NVR had an aggregate investment of approximately $14,700 in LLLC’s, which controlled approximately 1,450 lots.

At December 31, 2003, NVR was not committed to purchase any finished lots under specific performance contracts.

During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $27,141 (including $20,696 for letters of credit as described in note 6(a) herein) of contingent obligations under such agreements as of December 31, 2003. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve for the year ended December 31, 2003:

Warranty reserve, December 31, 2002	$32,255
Provision	36,525
Payments	(33,456)

Warranty reserve, December 31, 2003	$35,324

NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position or results of operations of NVR.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

11. Quarterly Results [unaudited]

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2003 and 2002.

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding operations	$723,375	$828,563	$956,848	$1,092,131
Gross profit – homebuilding operations	$183,938	$205,353	$237,341	$262,424
Mortgage banking fees	$17,756	$17,883	$20,844	$20,164
Net income	$87,806	$95,092	$109,403	$127,490
Diluted earnings per share	$10.10	$10.90	$12.55	$14.91
Contracts for sale, net of cancellations (units)	2,907	4,112	2,492	3,072
Settlements (units)	2,506	2,853	3,189	3,502
Backlog, end of period (units)	6,758	8,017	7,320	6,890
Loans closed	$514,897	$579,657	$624,637	$650,676

	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding operations	$674,982	$769,910	$847,044	$768,735
Gross profit – homebuilding operations	$161,751	$184,082	$201,175	$178,294
Mortgage banking fees	$14,861	$16,181	$17,148	$17,264
Net income	$76,713	$83,830	$91,980	$78,947
Diluted earnings per share	$8.17	$8.90	$10.14	$8.91
Contracts for sale, net of cancellations (units)	2,989	3,634	2,502	3,042
Settlements (units)	2,628	2,824	3,097	2,819
Backlog, end of period (units)	5,919	6,729	6,134	6,357
Loans closed	$477,737	$536,031	$591,595	$558,654