Form 10-Q
period 2004-03-31
NVR INC
filed 2004-05-07
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004 there were 6,476,126 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$207,992	$228,589
Receivables	19,860	9,550
Inventory:
Lots and housing units, covered under sales agreements with customers	524,471	480,492
Unsold lots and housing units	29,852	32,888
Manufacturing materials and other	5,054	10,393

	559,377	523,773
Assets not owned, consolidated per FIN 46	60,630	12,807
Property, plant and equipment, net	24,186	24,531
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	288,965	284,432
Other assets	109,111	117,575

	1,318,080	1,249,216

Mortgage Banking:
Cash and cash equivalents	3,306	3,630
Mortgage loans held for sale, net	116,640	96,772
Mortgage servicing rights, net	188	181
Property and equipment, net	1,025	875
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	3,051	5,084

	131,557	113,889

Total assets	$1,449,637	$1,363,105

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except per share and share data)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$179,620	$185,913
Accrued expenses and other liabilities	192,314	175,259
Liabilities related to assets not owned, consolidated per FIN 46	38,893	12,071
Obligations under incentive plans	36,094	67,964
Customer deposits	180,042	157,005
Other term debt	4,428	4,519
Senior notes	200,000	200,000

	831,391	802,731

Mortgage Banking:
Accounts payable and other liabilities	10,902	12,166
Notes payable	89,963	53,340

	100,865	65,506

Total liabilities	932,256	868,237

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 shares issued as of March 31, 2004 and December 31, 2003, respectively	206	206
Additional paid-in-capital	357,556	335,346
Deferred compensation trust –502,118 and 510,118 shares as of March 31, 2004 and December 31, 2003, respectively, of NVR, Inc. common stock	(64,348)	(64,725)
Deferred compensation liability	64,348	64,725
Retained earnings	1,488,482	1,387,865
Less treasury stock at cost – 13,962,709 and 13,870,368 shares at March 31, 2004 and December 31, 2003, respectively	(1,328,863)	(1,228,549)

Total shareholders’ equity	517,381	494,868

Total liabilities and shareholders’ equity	$1,449,637	$1,363,105

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Homebuilding:
Revenues	$860,685	$723,375
Other income	646	932
Cost of sales	(643,011)	(539,437)
Selling, general and administrative	(58,482)	(50,959)

Operating income	159,838	133,911
Interest expense	(2,915)	(3,336)

Homebuilding income	156,923	130,575

Mortgage Banking:
Mortgage banking fees	16,108	17,756
Interest income	953	1,364
Other income	169	147
General and administrative	(6,212)	(5,468)
Interest expense	(246)	(431)

Mortgage banking income	10,772	13,368

Income before taxes	167,695	143,943

Income tax expense	(67,078)	(56,137)

Net income	$100,617	$87,806

Basic earnings per share	$15.27	$12.41

Diluted earnings per share	$12.58	$10.10

Basic average shares outstanding	6,591	7,078

Diluted average shares outstanding	7,997	8,697

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$100,617	$87,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,076	2,168
Mortgage loans closed	(394,290)	(440,138)
Proceeds from sales of mortgage loans	382,129	452,023
Gain on sale of loans	(12,095)	(13,886)
Net change in assets and liabilities:
Increase in inventories	(35,604)	(12,837)
Increase (decrease) in receivables	(8,604)	609
Increase (decrease) in contract land deposits	(16,896)	2,100
Increase in accounts payable, customer deposits and accrued expenses	59,988	37,731
Decrease in obligations under incentive plans	(31,870)	(35,680)
Other, net	(436)	(5,434)

Net cash provided by operating activities	45,015	74,462

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,917)	(1,580)
Principal payments on mortgage loans held for sale	4,676	964
Proceeds from sales of mortgage servicing rights, net	—	7,693
Other, net	330	174

Net cash provided by investing activities	3,089	7,251

Cash flows from financing activities:
Purchase of NVR common stock for funding of deferred compensation plan	—	(17,939)
Net borrowings (repayments) under notes payable and other term debt	36,532	(1,457)
Purchase of treasury stock	(113,937)	(113,270)
Proceeds from exercise of stock options	8,380	3,772

Net cash used by financing activities	(69,025)	(128,894)

Net decrease in cash and cash equivalents	(20,921)	(47,181)
Cash and cash equivalents, beginning of the period	232,219	142,845

Cash and cash equivalents, end of period	$211,298	$95,664

Supplemental disclosures of cash flow information:
Interest paid during the period	$520	$875

Income taxes paid, net of refunds	$31,867	$34,811

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46	$21,737	$—

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three month periods ended March 31, 2004 and 2003, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Certain prior year balances have been reclassified to conform with the current year presentation.

2. Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As discussed below, NVR has determined that it must evaluate the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2004, the Company controlled approximately 74,000 lots with deposits in cash and letters of credit totaling approximately $302,000 and $14,000, respectively.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

In other words, if NVR does not perform under the contract, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters forward fixed price purchase agreements have recourse to the general credit of NVR. NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC.

At March 31, 2004, NVR had an aggregate investment in fourteen (14) separate LLC’s totaling approximately $14,800, which controlled approximately 1,450 lots. During the quarter ended March 31, 2004, NVR reduced cost of sales by approximately $103, which represents NVR’s share of the earnings of the LLC’s. NVR recognizes it’s share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer.

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it or the owner of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of eighteen (18) of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2004, NVR has consolidated such development entities in the accompanying consolidated balance sheet. The effect of the consolidation at March 31, 2004 was the inclusion on the balance sheet of $60,630 as Assets not owned, consolidated per FIN 46 with a corresponding inclusion of $38,893 as Liabilities Related to inventory not owned, consolidated per FIN 46, after elimination of intercompany items.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are the consolidating schedules at March 31, 2004:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$207,992	$—	$—	$207,992
Receivables	19,860	—	—	19,860
Homebuilding inventory	559,377	—	—	559,377
Property, plant and equipment, net	24,186	—	—	24,186
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	302,064	—	(13,099)	288,965
Other assets	117,749	—	(8,638)	109,111

	1,279,187	—	(21,737)	1,257,450

Mortgage banking assets:	131,557	—	—	131,557

FIN 46R Entities:
Land under development	—	55,556	—	55,556
Other assets	—	5,074	—	5,074

	—	60,630	—	60,630

Total assets	$1,410,744	$60,630	$(21,737)	$1,449,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$408,028	$—	$—	$408,028
Customer deposits	180,042	—	—	180,042
Other term debt	4,428	—	—	4,428
Senior notes	200,000	—	—	200,000

	792,498	—	—	792,498

Mortgage banking liabilities:	100,865	—	—	100,865

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	2,246	(86)	2,160
Debt	—	29,931	—	29,931
Contract land deposits	—	13,099	(13,099)	—
Advances from NVR, Inc.	—	7,722	(7,722)	—
Minority interest	—	—	6,802	6,802

	—	52,998	(14,105)	38,893

Equity	517,381	7,632	(7,632)	517,381

Total liabilities and shareholders’ equity	$1,410,744	$60,630	$(21,737)	$1,449,637

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR was unable to obtain the information necessary to perform the accounting required to consolidate 21 separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $21,490 to these 21 separate development entities, with a total aggregate purchase price for the finished lots of $151,351. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these 21 development entities, the consolidation of such entities would have had no impact on NVR’s net income or earnings per share for the quarter ended March 31, 2004. Aggregate activity with respect to the 21 development entities is included in the following table:

	Three Months Ended March 31,
	2004	2003
Finished lots purchased - dollars	$9,816	$1,201
Finished lots purchased - units	99	15

3. Stock-Based Compensation

At March 31, 2004, the Company had seven active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$100,617	$87,806
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,628)	(5,293)

Pro forma net income	$95,989	$82,513

Earnings per share:
Basic—as reported	$15.27	$12.41

Basic—pro forma	$14.56	$11.66

Diluted—as reported	$12.58	$10.10

Diluted—pro forma	$12.23	$9.78

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three months ended March 31, 2004 and 2003:

	2004	2003
Basic weighted average number of shares outstanding	6,591,000	7,078,000

Shares issuable upon exercise of dilutive options and deferred compensation payable in shares of NVR common stock, based on average market price	1,406,000	1,619,000

Diluted average number of shares outstanding	7,997,000	8,697,000

Options issued under equity plans to purchase 87,834 and 102,000 shares of common stock were outstanding during the quarters ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2003	$206	$335,346	$1,387,865	$(1,228,549)	$(64,725)	$64,725	$494,868

Net income	—	—	100,617	—	—	—	100,617
Deferred compensation activity, net	—	—	—	—	377	(377)	—
Purchase of common stock for treasury	—	—	—	(113,937)	—	—	(113,937)
Stock option activity	—	8,380	—	—	—	—	8,380
Tax benefit from stock-based compensation activity	—	27,453	—	—	—	—	27,453
Treasury shares issued upon option exercise	—	(13,623)	—	13,623	—	—	—

Balance, March 31, 2004	$206	$357,556	$1,488,482	$(1,328,863)	$(64,348)	$64,348	$517,381

Approximately 165,000 options to purchase shares of the Company’s common stock were exercised during the first three months of 2004. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased 257,330 shares of its common stock at an aggregate purchase price of $113,937 during the three months ended March 31, 2004.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 2004

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$860,685	$16,108	$876,793	(a)
Segment profit	156,923	10,772	167,695	(a)
Segment assets	1,209,491	124,210	1,333,701	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$1,209,491	$124,210	$1,333,701
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46	60,630	—	60,630

Total consolidated assets	$1,318,080	$131,557	$1,449,637

For the Three Months Ended March 31, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$723,375	$17,756	$741,131	(c)
Segment profit	130,575	13,368	143,943	(c)
Segment assets	917,755	170,190	1,087,945	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$917,755	$170,190	$1,087,945
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$965,714	$177,537	$1,143,251

7. Excess Reorganization Value and Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2004 and determined that there was no impairment of either goodwill or excess reorganization value.

8. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2004 and 2003:

	2004	2003
Warranty reserve, beginning of period	$35,324	$32,255
Provision	7,282	4,383
Payments	(6,629)	(4,834)

Warranty reserve, end of period	$35,977	$31,804

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control. NVR has no obligation to update such forward-looking statements.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Overview

NVR’s primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings in the following markets:

Washington:	Washington, D.C. metropolitan area and adjacent counties in West Virginia
Baltimore:	Baltimore, MD metropolitan area
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We believe we operate our business with a conservative operating strategy. We do not engage in land development and primarily construct homes on a pre-sold basis. This strategy allows us to maximize inventory turnover, which enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital. In addition, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets which management believes contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.

Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to deliver finished lots to timely meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2004, we controlled approximately 74,000 lots with deposits in cash and letters of credit totaling approximately $302,000 and $14,000, respectively.

Consolidated revenues and net income for the quarter ended March 31, 2004 increased 18% and 15%, respectively, from the same period in 2003. The increase in net income coupled with our continuing share repurchase program resulted in a 25% increase in diluted earnings per share in the first quarter of 2004 as compared to the first quarter of 2003.

The following table summarizes homebuilding settlements, new orders and backlog activity by region for the quarters ended March 31, 2004 and 2003:

	2004	2003
Settlements:
Washington	713	827
Baltimore	447	364
North	1,072	878
South	477	437

Total	2,709	2,506

Average settlement price	$317.0	$288.0

New Orders:
Washington	992	738
Baltimore	431	401
North	1,262	1,136
South	633	632

Total	3,318	2,907

Average new order price	$343.6	$299.6

Backlog:
Washington	2,562	2,145
Baltimore	1,041	980
North	2,696	2,453
South	1,200	1,180

Total	7,499	6,758

Average backlog price	$347.4	$312.4

Homebuilding Segment

Three Months Ended March 31, 2004 and 2003

During the first quarter of 2004, homebuilding operations generated revenues of $860,685 compared to revenues of $723,375 in the first quarter of 2003. This 19% increase resulted primarily from a 10% increase in the average settlement price and an 8% increase in the number of homes settled. Average settlement prices increased throughout each of our markets quarter over quarter primarily as a result of strong housing demand within these markets. The higher backlog balance at the beginning of 2004 as compared to the beginning of 2003 led to increased settlements in the Baltimore, North and South regions. The 14% decrease in settlements in the Washington region is primarily attributable to development delays.

Gross profit margins in the first quarter of 2004 were down slightly to 25.3% as compared to 25.4% in the first quarter of 2003. Despite higher lot and lumber costs in the first quarter of 2004 as compared to the first quarter of 2003, our gross margin percentage increased in each of our four regions quarter over quarter due to continued favorable market conditions. However, our consolidated gross margin percentage was negatively impacted by a change in the regional mix of settlements, with a reduction in settlements in the Washington region. Gross margins in future periods may be negatively impacted by the current trend of higher costs in lumber and other commodities, unless we can offset these higher costs with increased selling prices.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2004 increased $7,523 from the first quarter of 2003, but as a percentage of revenues decreased to 6.8% from 7.0%. The increase in SG&A dollars is primarily attributable to increased personnel costs, including management incentives, of approximately $4,500 and selling and marketing costs of approximately $1,500, both of which are related to our continued growth.

Backlog units and dollars were 7,499 and $2,605,120, respectively, at March 31, 2004 compared to 6,758 and $2,111,187, respectively, at March 31, 2003. The March 31, 2004 unit backlog is higher than that at March 31, 2003 because (i) the beginning backlog for the 2004 period compared to the 2003 period was higher by 8%, and (ii) during the 2004 quarter, NVR sold approximately 600 more homes than it settled, compared to selling approximately 400 more homes than it settled in the 2003 quarter. The backlog dollar increase was also impacted by a 14% increase in the average selling price for the six-month period ended March 31, 2004 as compared to the same period ending March 31, 2003 due primarily to the aforementioned continued strong demand for homes within a majority of our markets. Overall, new orders increased 14% in the 2004 quarter compared to the same period in 2003. The increase in new orders is attributable to an increase of approximately 7% in the number of active communities in the first quarter of 2004 as compared to the same period in 2003.

Mortgage Banking Segment

Three Months Ended March 31, 2004 and 2003

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2004	2003
Loan closing volume:
Total principal	$523,339	$514,897

Segment profit:	$10,772	$13,368

Mortgage Banking Fees:
Net gain on sale of loans	$12,095	$13,886
Title services	3,779	3,502
Servicing	234	354
Gain (loss) on sale of servicing	—	14

	$16,108	$17,756

Loan closing volume for the three months ended March 31, 2004 increased 2% over the same period for 2003. The 2004 increase is attributable to an 8% increase in the average loan amount due to the homebuilding segment’s higher average selling prices, offset by a quarter over quarter 6% reduction in the number of units closed. The percentage of the number of loans closed by NVRM for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) declined five (5) percentage points to 81% for the 2004 first quarter compared to 86% for the 2003 first quarter. The Capture Rate decline is primarily due to increased competition caused by the industry-wide fall off in refinance activity.

Operating income for the three months ended March 31, 2004 decreased approximately $2,600 over 2003. The decrease is primarily due to a product mix shift from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, both of which are generally less profitable products than fixed rate mortgages. In addition, general and administrative expenses have increased in the 2004 quarter compared to the 2003 quarter by approximately $750, which is primarily due to a 14% increase in the total number of NVRM employees quarter over quarter. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 (“SAB 105”). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. NVR does not anticipate that the adoption of the guidance in SAB 105 will have a material adverse effect on its financial position or results of operation.

Liquidity and Capital Resources

NVR has $55,000 available for issuance under a shelf registration statement filed with the Securities and Exchange Commission on January 20, 1998. The shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. NVR expects to file a new shelf registration in 2004 to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. Proceeds received from future offerings issued under this shelf registration are expected to be used for general corporate purposes. This discussion of NVR’s expected new shelf registration does not constitute an offer of any securities for sale.

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $20,339 was outstanding at March 31, 2004. There were no direct borrowings outstanding under the Facility as of March 31, 2004. At March 31, 2004, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR’s mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The mortgage warehouse facility expires in August 2004. Management believes that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $89,963 outstanding under this facility at March 31, 2004. At March 31, 2004, borrowing base limitations reduced the amount available to NVR for borrowings to approximately $109,000. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at March 31, 2004.

In addition to funding growth in its homebuilding and mortgage operations, NVR historically has used a substantial portion of its excess liquidity to repurchase outstanding shares of its common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the 1933 Securities Act. The repurchase program assists NVR in accomplishing one of its primary objectives, which is to create increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the first quarter of 2004. NVR expects to continue to repurchase its common stock from time to time subject to market conditions and available excess liquidity.

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

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests.

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements are examined under FIN 46R for possible consolidation by NVR, including the joint venture limited liability corporations (“LLC’s”) utilized by NVR on a limited basis. NVR has developed a methodology to determine whether it or the owner of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s), NVR does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

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

Contract Land Deposits

NVR purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the March 31, 2004 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorg value”) and goodwill are no longer subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“FAS 142”). Rather, excess reorg value and goodwill are subject to at least an annual assessment for impairment by applying a fair-value based test. NVR continually evaluates whether events and circumstances have occurred that indicate that the remaining value of excess reorg value and goodwill may not be recoverable. NVR completed the annual assessment of impairment during the first quarter of 2004, and as of March 31, 2004, management believes that excess reorg value and goodwill were not impaired. This conclusion is based on management’s judgment, considering such factors as NVR’s history of operating success, NVR’s well recognized brand names and the significant positions held in the markets in which NVR operates. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorg value and/or goodwill exceeds their fair value.

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

Although NVR considers the warranty and product liability accrual reflected on the March 31, 2004 balance sheet (see note 8) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Dollars in thousands, except per share data)

NVR repurchased the following shares of its common stock during the first quarter of 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2004	257,330	$442.77	257,330	$77,094
February 1 - 29, 2004	None	—	—	—
March 1 - 31, 2004	None	—	—	—

(1)	On December 17, 2003, NVR publicly announced the Board’s approval for NVR to repurchase up to an aggregate of $200,000 of its common stock in one or more open market and/or privately negotiated transactions (“December Authorization”). The December Authorization does not have an expiration date and was the only outstanding repurchase authorization during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

NVR furnished a Form 8-K on January 27, 2004 reporting the issuance of a press release announcing the financial results for the quarter and year ended December 31, 2003.

Exhibit Index

Exhibit Number	Description	Page
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).	23

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).	24

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2004	NVR, Inc.

By: /s/ Paul C. Saville
Paul C. Saville
Executive Vice President, Chief Financial Officer and Treasurer