Form 10-Q
period 2004-06-30
NVR INC
filed 2004-07-28
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 23, 2004 there were 6,388,188 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and the Six Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk…	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	23

	Exhibit Index	23

	Signature	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$137,977	$228,589
Receivables	22,795	9,550
Inventory:
Lots and housing units, covered under sales agreements with customers	621,491	480,492
Unsold lots and housing units	22,576	32,888
Manufacturing materials and other	6,639	10,393

	650,706	523,773
Assets not owned, consolidated per FIN 46	65,232	12,807
Property, plant and equipment, net	23,885	24,531
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	305,916	284,432
Other assets	111,115	117,575

	1,365,585	1,249,216

Mortgage Banking:
Cash and cash equivalents	4,874	3,630
Mortgage loans held for sale, net	113,652	96,772
Mortgage servicing rights, net	170	181
Property and equipment, net	1,021	875
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,832	5,084

	129,896	113,889

Total assets	$1,495,481	$1,363,105

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except per share and share data)

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$195,880	$185,913
Accrued expenses and other liabilities	179,247	175,259
Liabilities related to assets not owned, consolidated per FIN 46	41,353	12,071
Obligations under incentive plans	45,957	67,964
Customer deposits	213,800	157,005
Other term debt	4,317	4,519
Senior notes	200,000	200,000

	880,554	802,731

Mortgage Banking:
Accounts payable and other liabilities	11,926	12,166
Notes payable	91,573	53,340

	103,499	65,506

Total liabilities	984,053	868,237

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 shares issued as of June 30, 2004 and December 31, 2003, respectively	206	206
Additional paid-in-capital	364,122	335,346
Deferred compensation trust – 492,118 and 510,118 shares as of June 30, 2004 and December 31, 2003, respectively, of NVR, Inc. common stock	(63,877)	(64,725)
Deferred compensation liability	63,877	64,725
Retained earnings	1,604,452	1,387,865
Less treasury stock at cost – 14,217,769 and 13,870,368 shares at June 30, 2004 and December 31, 2003, respectively	(1,457,352)	(1,228,549)

Total shareholders’ equity	511,428	494,868

Total liabilities and shareholders’ equity	$1,495,481	$1,363,105

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Homebuilding:
Revenues	$984,833	$828,563	$1,845,518	$1,551,938
Other income	681	592	1,327	1,524
Cost of sales	(735,978)	(623,210)	(1,378,989)	(1,162,647)
Selling, general and administrative	(64,341)	(60,440)	(122,823)	(111,399)

Operating income	185,195	145,505	345,033	279,416
Interest expense	(3,038)	(3,725)	(5,953)	(7,061)

Homebuilding income	182,157	141,780	339,080	272,355

Mortgage Banking:
Mortgage banking fees	16,543	17,883	32,651	35,639
Interest income	949	1,203	1,902	2,567
Other income	276	260	445	407
General and administrative	(6,270)	(4,859)	(12,482)	(10,327)
Interest expense	(371)	(378)	(617)	(809)

Mortgage banking income	11,127	14,109	21,899	27,477

Income before taxes	193,284	155,889	360,979	299,832

Income tax expense	(77,314)	(60,797)	(144,392)	(116,934)

Net income	$115,970	$95,092	$216,587	$182,898

Basic earnings per share	$17.91	$13.35	$33.15	$25.76

Diluted earnings per share	$14.82	$10.90	$27.38	$20.99

Basic average shares outstanding	6,475	7,124	6,533	7,101

Diluted average shares outstanding	7,825	8,725	7,911	8,713

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$216,587	$182,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,239	4,480
Mortgage loans closed	(857,743)	(935,468)
Proceeds from sales of mortgage loans	859,861	978,635
Gain on sale of mortgage servicing rights	—	(14)
Gain on sale of loans	(24,147)	(29,905)
Net change in assets and liabilities:
Increase in inventories	(126,933)	(99,614)
Increase in receivables	(11,312)	(5,045)
Increase in contract land deposits	(36,690)	(4,778)
Increase in accounts payable, customer deposits and accrued expenses	105,593	131,084
Decrease in obligations under incentive plans	(22,007)	(22,823)
Other, net	(1,879)	(8,365)

Net cash provided by operating activities	105,569	191,085

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,759)	(3,400)
Principal payments on mortgage loans held for sale	5,433	2,144
Proceeds from sales of mortgage servicing rights, net	—	11,805
Other, net	468	277

Net cash provided by investing activities	2,142	10,826

Cash flows from financing activities:
Purchase of NVR, Inc. common stock for funding of deferred compensation plan	—	(17,939)
Net borrowings (repayments) under notes payable and other term debt	38,031	(24,784)
Issuance of 5% senior notes due 2010	—	200,000
Purchase of treasury stock	(245,857)	(115,452)
Proceeds from exercise of stock options	10,747	7,205

Net cash (used) provided by financing activities	(197,079)	49,030

Net (decrease) increase in cash and cash equivalents	(89,368)	250,941
Cash and cash equivalents, beginning of the period	232,219	142,845

Cash and cash equivalents, end of period	$142,851	$393,786

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,195	$6,406

Income taxes paid during the period, net of refunds	$117,039	$65,769

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46	$23,143	$7,804

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and six month periods ended June 30, 2004 and 2003, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Certain prior year balances have been reclassified to conform with the current year presentation.

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

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2004, the Company controlled approximately 74,000 lots with deposits in cash and letters of credit totaling approximately $321,900 and $14,200, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC.

At June 30, 2004, NVR had an aggregate investment in twelve (12) separate LLC’s totaling approximately $13,400, which controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the quarter ended June 30, 2004, NVR reduced cost of sales by approximately $182, which represented NVR’s share of the earnings of the LLC’s.

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it or the owner of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of seventeen (17) of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2004, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation at June 30, 2004 was the inclusion on the balance sheet of $65,232 as Assets not owned, consolidated per FIN 46 with a corresponding inclusion of $41,353 as Liabilities related to inventory not owned, consolidated per FIN 46, after elimination of intercompany items. Inclusive in these totals were assets of $12,675 and liabilities of $9,225 estimated for two (2) development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are the consolidating schedules at June 30, 2004:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$137,977	$—	$—	$137,977
Receivables	22,795	—	—	22,795
Homebuilding inventory	650,706	—	—	650,706
Property, plant and equipment, net	23,885	—	—	23,885
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	321,858	—	(15,942)	305,916
Other assets	119,052	—	(7,937)	111,115

	1,324,232	—	(23,879)	1,300,353

Mortgage banking assets:	129,896	—	—	129,896

FIN 46R Entities:
Land under development	—	60,744	—	60,744
Other assets	—	4,488	—	4,488

	—	65,232	—	65,232

Total assets	$1,454,128	$65,232	$(23,879)	$1,495,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$421,084	$—	$—	$421,084
Customer deposits	213,800	—	—	213,800
Other term debt	4,317	—	—	4,317
Senior notes	200,000	—	—	200,000

	839,201	—	—	839,201

Mortgage banking liabilities:	103,499	—	—	103,499

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	1,996	(105)	1,891
Debt	—	27,882	—	27,882
Contract land deposits	—	15,942	(15,942)	—
Advances from NVR, Inc.	—	6,794	(6,794)	—
Minority interest	—	—	11,580	11,580

	—	52,614	(11,261)	41,353

Equity	511,428	12,618	(12,618)	511,428

Total liabilities and shareholders’ equity	$1,454,128	$65,232	$(23,879)	$1,495,481

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR was unable to obtain the information necessary to perform the accounting required to consolidate twenty-one (21) separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $21,430 to these twenty-one (21) separate development entities, with a total aggregate purchase price for the finished lots of approximately $151,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these twenty-one (21) development entities, the consolidation of such entities would have had no impact on NVR’s net income or earnings per share for the three or six months ended June 30, 2004. Aggregate activity with respect to the twenty-one (21) development entities is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Finished lots purchased - dollars	$10,121	$2,364	$21,002	$3,565
Finished lots purchased - units	110	33	214	48

3. Stock-Based Compensation

At June 30, 2004, the Company had seven active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$115,970	$95,092	$216,587	$182,898
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,297)	(5,392)	(10,925)	(10,365)

Pro forma net income	$109,673	$89,700	$205,662	$172,533

Earnings per share:
Basic—as reported	$17.91	$13.35	$33.15	$25.76

Basic—pro forma	$16.94	$12.59	$31.48	$24.30

Diluted—as reported	$14.82	$10.90	$27.38	$20.99

Diluted—pro forma	$14.25	$10.54	$26.46	$20.35

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	6,475,000	7,124,000	6,533,000	7,101,000
Shares issuable upon exercise of dilutive options and deferred compensation payable in shares of NVR common stock	1,350,000	1,601,000	1,378,000	1,612,000

Diluted average number of shares outstanding	7,825,000	8,725,000	7,911,000	8,713,000

Options issued under equity plans to purchase 168,019 and 120,935 shares of common stock during the three and six months ended June 30, 2004, respectively, and 1,500 and 41,500 during the three and six months ended June 30, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2003	$206	$335,346	$1,387,865	$(1,228,549)	$(64,725)	$64,725	$494,868

Net income	—	—	216,587	—	—	—	216,587
Deferred compensation activity, net	—	—	—	—	848	(848)	—
Purchase of common stock for treasury	—	—	—	(245,857)	—	—	(245,857)
Stock option activity	—	10,747	—	—	—	—	10,747
Tax benefit from stock-based compensation activity	—	35,083	—	—	—	—	35,083
Treasury shares issued upon option exercise	—	(17,054)	—	17,054	—	—	—

Balance, June 30, 2004	$206	$364,122	$1,604,452	$(1,457,352)	$(63,877)	$63,877	$511,428

Approximately 204,000 options to purchase shares of the Company’s common stock were exercised during the first six months of 2004. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased approximately 552,000 shares of its common stock at an aggregate purchase price of $245,857 during the six months ended June 30, 2004.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$1,845,518	$32,651	$1,878,169	(a)
Segment income	339,080	21,899	360,979	(a)
Segment assets	1,252,394	122,549	1,374,943	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment assets	$1,252,394	$122,549	$1,374,943
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46	65,232	—	65,232

Total consolidated assets	$1,365,585	$129,896	$1,495,481

For the Three Months Ended June 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$984,833	$16,543	$1,001,376	(c)
Segment income	182,157	11,127	193,284	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

For the Six Months Ended June 30, 2003

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$1,551,938	$35,639	$1,587,577	(d)
Segment income	272,355	27,477	299,832	(d)
Segment assets	1,315,379	151,363	1,466,742	(e)

(d)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(e)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment assets	$1,315,379	$151,363	$1,466,742
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46	7,804	—	7,804

Total consolidated assets	$1,371,142	$158,710	$1,529,852

For the Three Months Ended June 30, 2003

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$828,563	$17,883	$846,446	(f)
Segment income	141,780	14,109	155,889	(f)

(f)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

7. Recent Accounting Pronouncement

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 (“SAB 105”). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement of outstanding mortgage loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. NVR adopted the guidance in SAB 105 for its mortgage loan commitments effective April 1, 2004. The adoption of SAB 105 did not have a material effect on NVR’s financial condition or results of operations.

8. Excess Reorganization Value and Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill and excess reorganization value may not be recoverable. The Company completed the annual assessment of impairment during the first quarter of 2004, and as of June 30, 2004, management believes that goodwill and excess reorganization value were not impaired.

9. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Warranty reserve, beginning of period	$35,978	$31,804	$35,324	$32,255
Provision	8,760	6,805	16,042	11,263
Payments	(8,459)	(6,316)	(15,087)	(11,225)

Warranty reserve, end of period	$36,279	$32,293	$36,279	$32,293

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Overview

NVR’s primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. NVR operates in the following markets:

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

As of June 30, 2004, we controlled approximately 74,000 lots with deposits in cash and letters of credit totaling approximately $321,900 and $14,200, respectively. We also controlled approximately 1,000 lots through investments in joint venture limited liability corporations.

Consolidated revenues and net income for the six-months ended June 30, 2004 increased 18%, respectively, from the same period in 2003. The increase in net income coupled with our continuing share repurchase program resulted in a 30% increase in diluted earnings per share for the year to date period ended June 30, 2004 from the same period in 2003.

Homebuilding Segment

The following table summarizes homebuilding settlements, new orders and backlog activity by region for the quarter and six-month period ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Settlements (units):
Washington	774	757	1,487	1,584
Baltimore	447	394	894	758
North	1,217	1,096	2,289	1,974
South	572	606	1,049	1,043

Total	3,010	2,853	5,719	5,359

Average settlement price	$326.0	$289.3	$321.8	$288.7

New Orders (units):
Washington	1,174	1,195	2,166	1,933
Baltimore	475	578	906	979
North	1,514	1,489	2,776	2,625
South	838	850	1,471	1,482

Total	4,001	4,112	7,319	7,019

Average new order price	$360.2	$308.9	$352.7	$305.0

Backlog (units):
Washington			2,962	2,583
Baltimore			1,069	1,164
North			2,993	2,846
South			1,466	1,424

Total			8,490	8,017

Average backlog price			$361.0	$318.9

The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$984,833	$828,563	$1,845,518	$1,551,938
Cost of sales	$735,978	$623,210	$1,378,989	$1,162,647
Gross profit margin percentage	25.3%	24.8%	25.3%	25.1%
Selling, general and administrative	$64,341	$60,440	$122,823	$111,399

Three Months Ended June 30, 2004 and 2003

Homebuilding revenues increased 19% for the quarter ended June 30, 2004 from the same period in 2003 primarily due to a 13% increase in the average selling price per home closed and a 6% increase in the number of homes settled. Average settlement prices increased throughout each of our regions quarter over quarter as a result of strong housing demand in prior quarters within each region. The increase in total settlements is attributable to the 11% higher overall unit backlog at the beginning of the second quarter of 2004 as compared to the same period in 2003. Development delays have impacted the 2004 quarter’s settlements on a regional basis in varying degrees, particularly in the Washington region.

The 2004 quarter over quarter reduction in new orders is due a deceleration in the level of sales traffic visiting NVR’s sales models and, to a lesser extent, development delays. The total number of average communities open for sales activity remained flat at 437 quarter over quarter.

The increase in gross profit margins in the second quarter of 2004 as compared to the second quarter of 2003 is primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand, partially offset by lot, lumber and other commodity price increases.

Selling, general and administrative (“SG&A”) expenses increased approximately $3,900. The increase was primarily caused by increased selling and marketing expenses, which are related to our continued growth objectives.

Six Months Ended June 30, 2004 and 2003

Homebuilding year to date revenues for 2004 exceeded prior year revenues by 19% primarily due to a 12% increase in the average price of homes settled and a 7% increase in the number of homes settled. The increase in average settlement prices in each of our regions is attributable to strong housing demand resulting from favorable market conditions. The increase in the number of homes settled is primarily the result of the beginning unit backlog in 2004 being 8% higher than the beginning unit backlog in 2003. Settlements in the Washington region continue to lag prior year settlements primarily due to development delays.

Overall, new orders increased 4% in the first six months of 2004 as compared to the same period in 2003, which was all attributable to the first quarter of 2004. As discussed above, the second quarter new orders were impacted by a deceleration of sales traffic, and, to a lesser extent, development delays.

The increase in gross profit margins in the 2004 period as compared to the 2003 period is primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand. However, lot, lumber and other commodity prices remain higher in 2004 compared to 2003. Gross margins in future periods may be negatively impacted by the trend of higher lot, lumber and other commodity prices if we are unable to maintain the current level of sales prices.

Selling, general and administrative (“SG&A”) expenses increased approximately $11,400. The increase was primarily attributable to a $4,300 increase in selling and marketing costs and a $4,100 increase in personnel costs, both of which are related to our continued growth objectives.

Backlog units and dollars increased 6% and 20%, respectively, to 8,490 and $3,064,726, respectively, at June 30, 2004 compared to 8,017 and $2,556,321, respectively, at June 30, 2003. The number of units in backlog is higher at June 30, 2004 compared to June 30, 2003 because of the higher beginning number of units in backlog for the 2004 period compared to the 2003 period. The increase in backlog dollars was also impacted by a 16% increase in the average selling price for the six-month period ended June 30, 2004 as compared to the same period ending June 30, 2003.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2004 and 2003

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loan closing volume:
Total principal	$628,598	$579,657	$1,151,937	$1,094,554

Capture Rate:	84%	85%	83%	86%

Segment income:	$11,127	$14,109	$21,899	$27,477

Mortgage Banking Fees:
Net gain on sale of loans	$12,052	$13,741	$24,147	$27,627
Title services	4,246	3,868	8,025	7,370
Servicing	245	274	479	628
Gain on sale of servicing	—	—	—	14

	$16,543	$17,883	$32,651	$35,639

Loan closing volume for the three months ended June 30, 2004 increased 8% over the same period for 2003. The 2004 increase is attributable to an 11% increase in the average loan amount, offset by a quarter over quarter 3% reduction in the number of units closed. Loan closing volume for the six months ended June 30, 2004 increased 5% over the 2003 six-month period. The 2004 increase is attributable to a 10% increase in the average loan amount, offset by a period over period 4% reduction in the number of units closed. The increases in the average loan amount for the three and six-month periods reflect the aforementioned increase in the homebuilding segment’s average selling prices. The unit decreases for the three and six-month 2004 periods primarily reflect declines in the percentage of the number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). The Capture Rate declines are a result of increased competition caused by the industry-wide fall-off in refinance activity.

Segment income for the three and six-month periods ended June 30, 2004 decreased approximately $3,000 and $5,600, respectively, over the comparable 2003 periods. The decreases are primarily due to a product mix shift during 2004 from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, both of which are generally less profitable products than fixed rate mortgages. The decreases are also due to higher costs incurred of approximately $600 and $1,200 for the three and six months ended June 30, 2004, respectively, related to the contractual repayment of loan sale income to investors for paid in full loans. General and administrative expenses have also increased during the three and six-month 2004 periods compared to the prior year 2003 periods by approximately $1,400 and $2,200, respectively, which is largely due to a 13% increase in the total number of NVRM employees in 2004 versus 2003. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Liquidity and Capital Resources

On May 27, 2004, NVR filed a Shelf Registration statement (“New Shelf”) with the Securities and Exchange Commission (“SEC”) to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the New Shelf effective on June 15, 2004. The proceeds received from future offerings issued under the New Shelf are expected to be used for general corporate purposes. In addition, NVR has $55,000 available for issuance under an existing shelf registration statement filed with the SEC on January 20, 1998. The existing shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. This discussion of NVR’s shelf registration capacity does not constitute an offer of any securities for sale.

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $22,694 was outstanding at June 30, 2004. There were no direct borrowings outstanding under the Facility as of June 30, 2004. At June 30, 2004, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR’s mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The mortgage warehouse facility expires in August 2004. Management believes that the mortgage warehouse facility will be renewed with terms materially consistent with the current warehouse facility prior to its expiration. There was $91,573 outstanding under this facility at June 30, 2004. At June 30, 2004, borrowing base limitations reduced the amount available to NVR for borrowings to approximately $104,000. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at June 30, 2004.

In addition to funding growth in its homebuilding and mortgage banking operations, NVR historically has used a substantial portion of its excess liquidity to repurchase outstanding shares of its common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the 1933 Securities Act. The repurchase program assists NVR in accomplishing one of its primary objectives, which is to create increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the second quarter of 2004. NVR expects to continue to repurchase its common stock from time to time subject to market conditions and available excess liquidity.

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

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements are examined under FIN 46R for possible consolidation by NVR, including the joint venture limited liability corporations (“LLC’s”) utilized by NVR on a limited basis. NVR has developed a methodology to determine whether it or the owner of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s), NVR does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Further, where NVR deems itself to be the primary beneficiary of a development entity created after December 31, 2003 and that development entity refuses to provide financial statements, NVR utilizes estimation techniques to perform the consolidation. While management believes that its estimation techniques provide a reasonable basis of providing the financial condition of a development entity that refuses to provide financial statements, the actual financial condition of the development entity could differ from that reported. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

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

Contract Land Deposits

NVR purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the purchase agreement. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the June 30, 2004 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) and goodwill are no longer subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“FAS 142”). Rather, excess reorganization value and goodwill are subject to at least an annual assessment for impairment by applying a fair-value based test. NVR continually evaluates whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value and goodwill may not be recoverable. NVR completed the annual assessment of impairment during the first quarter of 2004, and as of June 30, 2004, management believes that excess reorganization value and goodwill were not impaired. This conclusion is based on management’s judgment, considering such factors as NVR’s history of operating success, NVR’s well recognized brand names and the significant positions held in the markets in which NVR operates. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value and/or goodwill exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although NVR considers the warranty and product liability accrual reflected on the June 30, 2004 condensed consolidated balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2004. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(Dollars in thousands, except per share data)

NVR had two repurchase authorizations outstanding during the quarter ended June 30, 2004. On each of December 17, 2003 (“December Authorization”) and May 3, 2004 (“May Authorization”), NVR publicly announced the Board of Director’s approval for NVR to repurchase up to an aggregate of $200,000 (in each authorization) of its common stock in one or more open market and/or privately negotiated transactions. The December and May Authorizations do not have an expiration date. During the quarter ended June 30, 2004, NVR fully utilized the December Authorization. NVR repurchased the following shares of its common stock during the second quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004 (1)	137,659	$455.99	137,659	$14,323
May 1-31, 2004 (2)	124,330	$436.45	124,330	$160,059
June 1-30, 2004 (3)	32,300	$460.85	32,300	$145,173

(1)	All shares were purchased under the December Authorization.
(2)	31,518 shares were purchased at an average price per share of $454.43 under the December Authorization, which fully utilized the December Authorization. 92,812 shares were purchased at an average price per share of $430.35 under the May Authorization. The $160,059 that may yet be purchased relates solely to the May Authorization.
(3)	All shares were purchased under the May Authorization. The $145,173 that may yet be purchased relates solely to the May Authorization.

Item 4. Submission of Matters to a Vote of Security Holders

NVR held its Annual Meeting of Shareholders on May 3, 2004. There were 6,684,610 shares of NVR, Inc. common stock eligible to vote at the 2004 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

		Votes For	Votes Withheld	Not Voted
1.	Election of three directors to serve three-year terms:

	Manuel H. Johnson	6,066,824	186,449	431,337
	David A. Preiser	6,078,584	174,689	431,337
	John M. Toups	6,082,193	171,080	431,337

J. Carter Bacot, C. Scott Bartlett, Jr., Robert C. Butler, William A. Moran, Dwight C. Schar and George E. Slye continued as directors after the Annual Meeting.

		Votes For	Votes Against	Abstentions	Not Voted

2.	Ratification of appointment of KPMG LLP as independent auditors for NVR for 2004	6,177,339	51,714	24,220	431,337

3.	Amendment to NVR’s Restated Articles of Incorporation regarding the number of possible members of the Board of Directors	5,592,607	38,803	15,483	1,037,717

4.	Amendment to NVR’s Bylaws providing that director independence will be determined based on standards of a national security exchange	5,611,364	14,400	21,129	1,037,717

5.	Amendment to NVR’s Bylaws providing that each standing committee will have powers determined by the Board of Directors	5,610,023	12,678	24,192	1,037,717

6.	Amendment to NVR’s Bylaws regarding the number of possible members of the Board of Directors	5,613,195	25,173	8,525	1,037,717

7.	Amendment to NVR’s Bylaws eliminating references that are no longer relevant	6,229,109	8,023	16,141	431,337

8.	Shareholder proposal regarding the preparation of a sustainability report	1,093,160	4,282,168	271,565	1,037,717

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 2 to NVR’s Amendment No.1 to Form 8-A filed June 14, 2004 and incorporated herein by reference.

3.2	NVR, Inc. Bylaws, as amended. Filed as Exhibit 3 to NVR’s Amendment No.1 to Form 8-A filed June 14, 2004 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

NVR furnished a Form 8-K on April 19, 2004 reporting the issuance of a press release announcing the financial results for the quarter ended March 31, 2004.

Exhibit Index

Exhibit Number	Description	Page

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).	25

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).	26

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2004	NVR, Inc.

	By:	/s/ Paul C. Saville
Paul C. Saville
Executive Vice President, Chief Financial
Officer and Treasurer