Form 10-Q
period 2004-09-30
NVR INC
filed 2004-10-29
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 25, 2004 there were 6,361,246 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and the Nine Months Ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

	Exhibit Index	23

	Signature	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share and share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$256,141	$228,589
Receivables	16,001	9,550
Inventory:
Lots and housing units, covered under sales agreements with customers	659,103	480,492
Unsold lots and housing units	35,456	32,888
Manufacturing materials and other	11,747	10,393

	706,306	523,773
Assets not owned, consolidated per FIN 46	66,477	12,807
Property, plant and equipment, net	24,435	24,531
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	335,660	284,432
Other assets	109,461	117,575

	1,562,440	1,249,216

Mortgage Banking:
Cash and cash equivalents	4,749	3,630
Mortgage loans held for sale, net	127,468	96,772
Mortgage servicing rights, net	147	181
Property and equipment, net	1,041	875
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	3,252	5,084

	144,004	113,889

Total assets	$1,706,444	$1,363,105

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except per share and share data)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$224,550	$185,913
Accrued expenses and other liabilities	199,357	175,259
Liabilities related to assets not owned, consolidated per FIN 46	43,453	12,071
Obligations under incentive plans	58,348	67,964
Customer deposits	212,136	157,005
Other term debt	4,205	4,519
Senior notes	200,000	200,000

	942,049	802,731

Mortgage Banking:
Accounts payable and other liabilities	14,047	12,166
Notes payable	102,368	53,340

	116,415	65,506

Total liabilities	1,058,464	868,237

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 shares issued as of September 30, 2004 and December 31, 2003, respectively	206	206
Additional paid-in-capital	375,207	335,346
Deferred compensation trust – 492,118 and 510,118 shares as of September 30, 2004 and December 31, 2003, respectively, of NVR, Inc. common stock	(63,877)	(64,725)
Deferred compensation liability	63,877	64,725
Retained earnings	1,752,131	1,387,865
Less treasury stock at cost –14,196,128 and 13,870,368 shares at September 30, 2004 and December 31, 2003, respectively	(1,479,564)	(1,228,549)

Total shareholders’ equity	647,980	494,868

Total liabilities and shareholders’ equity	$1,706,444	$1,363,105

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Homebuilding:
Revenues	$1,146,271	$956,848	$2,991,789	$2,508,786
Other income	675	998	2,002	2,522
Cost of sales	(848,195)	(719,507)	(2,227,184)	(1,882,154)
Selling, general and administrative	(64,482)	(57,002)	(187,305)	(168,401)

Operating income	234,269	181,337	579,302	460,753
Loss from extinguishment of 8% Senior Notes due 2005	—	(8,503)	—	(8,503)
Interest expense	(2,925)	(3,425)	(8,878)	(10,486)

Homebuilding income	231,344	169,409	570,424	441,764

Mortgage Banking:
Mortgage banking fees	20,248	20,844	52,899	56,483
Interest income	1,035	1,393	2,937	3,960
Other income	321	297	766	704
General and administrative	(6,555)	(6,869)	(19,037)	(17,196)
Interest expense	(262)	(282)	(879)	(1,091)

Mortgage banking income	14,787	15,383	36,686	42,860

Income before taxes	246,131	184,792	607,110	484,624

Income tax expense	(98,452)	(75,389)	(242,844)	(192,323)

Net income	$147,679	$109,403	$364,266	$292,301

Basic earnings per share	$23.16	$15.30	$56.21	$41.06

Diluted earnings per share	$19.04	$12.55	$46.36	$33.53

Basic average shares outstanding	6,377	7,151	6,481	7,118

Diluted average shares outstanding	7,758	8,716	7,858	8,718

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$364,266	$292,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,476	6,358
Loss from extinguishment of debt	—	8,503
Mortgage loans closed	(1,398,986)	(1,719,191)
Proceeds from sales of mortgage loans	1,399,721	1,788,032
Gain on sale of mortgage servicing rights	—	(14)
Gain on sale of loans	(39,214)	(43,870)
Net change in assets and liabilities:
Increase in inventories	(182,533)	(156,840)
Increase in receivables	(5,152)	(6,356)
Increase in contract land deposits	(65,922)	(41,018)
Increase in accounts payable, customer deposits and accrued expenses	170,255	173,336
Decrease in obligations under incentive plans	(9,616)	(9,525)
Other, net	(728)	(11,928)

Net cash provided by operating activities	238,567	279,788

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,547)	(5,217)
Principal payments on mortgage loans held for sale	8,953	4,418
Proceeds from sales of mortgage servicing rights, net	—	11,749
Other, net	646	406

Net cash provided by investing activities	3,052	11,356

Cash flows from financing activities:
Purchase of NVR, Inc. common stock for funding of deferred compensation plan	—	(17,939)
Net borrowings (repayments) under notes payable and other term debt	48,714	(41,861)
Extinguishment of 8% Senior Notes due 2005	—	(119,600)
Issuance of 5% Senior Notes due 2010	—	200,000
Purchase of treasury stock	(275,715)	(240,264)
Proceeds from exercise of stock options	14,053	8,964

Net cash used by financing activities	(212,948)	(210,700)

Net increase in cash and cash equivalents	28,671	80,444
Cash and cash equivalents, beginning of the period	232,219	142,845

Cash and cash equivalents, end of period	$260,890	$223,289

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,825	$8,769

Income taxes paid during the period, net of refunds	$176,228	$101,843

Supplemental disclosures of non-cash activities:

Net assets not owned, consolidated per FIN 46	$22,288	$15,462

Tax benefit from stock-based compensation activity	$50,508	$97,691

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and nine month periods ended September 30, 2004 and 2003, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Certain prior year balances have been reclassified to conform with the current year presentation.

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

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2004, the Company controlled approximately 75,000 lots with deposits in cash and letters of credit totaling approximately $351,000 and $14,000, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from these LLC’s.

At September 30, 2004, NVR had an aggregate investment in twelve (12) separate LLC’s totaling approximately $13,600, which controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the nine-month period ended September 30, 2004, NVR reduced cost of sales by approximately $214, which represented NVR’s share of the earnings of the LLC’s.

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

The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of eighteen (18) of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2004, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation at September 30, 2004 was the inclusion on the balance sheet of $66,477 as Assets not owned, consolidated per FIN 46 with a corresponding inclusion of $43,453 as Liabilities related to inventory not owned, consolidated per FIN 46, after elimination of intercompany items. Inclusive in these totals were assets of $11,820 and liabilities of $8,385 estimated for two (2) development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are the consolidating schedules at September 30, 2004:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$256,141	$—	$—	$256,141
Receivables	16,001	—	—	16,001
Homebuilding inventory	706,306	—	—	706,306
Property, plant and equipment, net	24,435	—	—	24,435
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	351,090	—	(15,430)	335,660
Other assets	117,055	—	(7,594)	109,461

	1,518,987	—	(23,024)	1,495,963

Mortgage banking assets:	144,004	—	—	144,004

FIN 46R Entities:
Land under development	—	62,266	—	62,266
Other assets	—	4,211	—	4,211

	—	66,477	—	66,477

Total assets	$1,662,991	$66,477	$(23,024)	$1,706,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$482,255	$—	$—	$482,255
Customer deposits	212,136	—	—	212,136
Other term debt	4,205	—	—	4,205
Senior notes	200,000	—	—	200,000

	898,596	—	—	898,596

Mortgage banking liabilities:	116,415	—	—	116,415

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	2,620	(121)	2,499
Debt	—	28,318	—	28,318
Contract land deposits	—	15,430	(15,430)	—
Advances from NVR, Inc.	—	6,934	(6,934)	—
Minority interest	—	—	12,636	12,636

	—	53,302	(9,849)	43,453

Equity	647,980	13,175	(13,175)	647,980

Total liabilities and shareholders’ equity	$1,662,991	$66,477	$(23,024)	$1,706,444

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR has been unable to obtain the information necessary to perform the accounting required to consolidate twenty-one (21) separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $21,430 to these twenty-one (21) separate development entities, with a total aggregate purchase price for the finished lots of approximately $151,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these twenty-one (21) development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three or nine months ended September 30, 2004. Aggregate activity with respect to the twenty-one (21) development entities is included in the following table:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Finished lots purchased -dollars	$16,670	$3,334	$37,609	$6,899
Finished lots purchased - units	171	62	384	110

3. Stock-Based Compensation

At September 30, 2004, the Company had seven active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“FAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net income, as reported	$147,679	$109,403	$364,266	$292,301
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,157)	(5,233)	(17,082)	(15,585)

Pro forma net income	$141,522	$104,170	$347,184	$276,716

Earnings per share:
Basic—as reported	$23.16	$15.30	$56.21	$41.06

Basic—pro forma	$22.19	$14.57	$53.57	$38.88

Diluted—as reported	$19.04	$12.55	$46.36	$33.53

Diluted—pro forma	$18.51	$12.21	$44.92	$32.55

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	6,377,000	7,151,000	6,481,000	7,118,000
Shares issuable upon exercise of dilutive options and deferred compensation payable in shares of NVR common stock	1,381,000	1,565,000	1,377,000	1,600,000

Diluted average number of shares outstanding	7,758,000	8,716,000	7,858,000	8,718,000

Options issued under equity plans to purchase 54,500 and 78,667 shares of common stock during the three and nine months ended September 30, 2004, respectively, and 6,000 and 14,200 during the three and nine months ended September 30, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total

Balance, December 31, 2003	$206	$335,346	$1,387,865	$(1,228,549)	$(64,725)	$64,725	$494,868

Net income	—	—	364,266	—	—	—	364,266
Deferred compensation activity, net	—	—	—	—	848	(848)	—
Purchase of common stock for treasury	—	—	—	(275,715)	—	—	(275,715)
Stock option activity	—	14,053	—	—	—	—	14,053
Tax benefit from stock-based
compensation activity	—	50,508	—	—	—	—	50,508
Treasury shares issued
upon option exercise	—	(24,700)	—	24,700	—	—	—

Balance, September 30, 2004	$206	$375,207	$1,752,131	$(1,479,564)	$(63,877)	$63,877	$647,980

Approximately 289,000 options to purchase shares of the Company’s common stock were exercised during the first nine months of 2004. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased approximately 615,000 shares of its common stock at an aggregate purchase price of $275,715 during the nine months ended September 30, 2004.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

As of and for the Nine Months Ended September 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$2,991,789	$52,899	$3,044,688	(a)
Segment income	570,424	36,686	607,110	(a)
Segment assets	1,448,004	136,657	1,584,661	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment assets	$1,448,004	$136,657	$1,584,661
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46	66,477	—	66,477

Total consolidated assets	$1,562,440	$144,004	$1,706,444

For the Three Months Ended September 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$1,146,271	$20,248	$1,166,519	(c)
Segment income	231,344	14,787	246,131	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

As of and for the Nine Months Ended September 30, 2003

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$2,508,786	$56,483	$2,565,269	(d)
Segment income	450,267	42,860	493,127	(e)
Segment assets	1,238,167	137,542	1,375,709	(e)

(d)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(e)	The following reconciles segment income and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment income	$450,267	$42,860	$493,127
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$441,764	$42,860	$484,624

	Homebuilding	Mortgage Banking	Total
Segment assets	$1,238,167	$137,542	$1,375,709
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46	15,462	—	15,462

Total consolidated assets	$1,301,588	$144,889	$1,446,477

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

For the Three Months Ended September 30, 2003

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$956,848	$20,844	$977,692	(f)
Segment income	177,912	15,383	193,295	(g)

(f)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(g)	The following reconciles segment income to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment income	$177,912	$15,383	$193,295
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$169,409	$15,383	$184,792

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

8. Excess Reorganization Value and Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on at least an annual basis subsequent to the year of adoption. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill and excess reorganization value may not be recoverable. The Company completed the annual assessment of impairment during the first quarter of 2004, and as of September 30, 2004, management believes that goodwill and excess reorganization value were not impaired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

9. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Warranty reserve, beginning of period	$36,279	$32,293	$35,324	$32,255
Provision	10,115	9,764	26,157	21,027
Payments	(7,561)	(8,219)	(22,648)	(19,444)

Warranty reserve, end of period	$38,833	$33,838	$38,833	$33,838

10. Debt

During the third quarter of 2004, the mortgage revolving warehouse credit facility (“Warehouse Credit Facility”) was amended, extending the expiration date to August 25, 2005. The Warehouse Credit Facility provides for borrowings up to $175,000, of which the Company had $102,368 outstanding at September 30, 2004.

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

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

As of September 30, 2004, we controlled approximately 75,000 lots with deposits in cash and letters of credit totaling approximately $351,000 and $14,000, respectively. We also controlled approximately 1,000 lots through investments in joint venture limited liability corporations.

Consolidated revenues and net income for the nine-months ended September 30, 2004 increased 19% and 25%, respectively, from the same period in 2003. The increase in net income coupled with our continuing share repurchase program resulted in a 38% increase in diluted earnings per share for the year to date period ended September 30, 2004 from the same period in 2003.

Homebuilding Segment

The following table summarizes homebuilding settlements, new orders and backlog activity by region for the quarter and nine-month period ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Settlements (units):
Washington	938	821	2,425	2,405
Baltimore	420	403	1,314	1,161
North	1,403	1,256	3,692	3,230
South	672	709	1,721	1,752

Total	3,433	3,189	9,152	8,548

Average settlement price	$332.9	$299.2	$325.9	$292.6

New Orders (units):
Washington	779	639	2,945	2,572
Baltimore	312	431	1,218	1,410
North	1,102	933	3,878	3,558
South	525	489	1,996	1,971

Total	2,718	2,492	10,037	9,511

Average new order price	$374.3	$320.0	$358.5	$309.0

Backlog (units):
Washington			2,803	2,401
Baltimore			961	1,192
North			2,692	2,523
South			1,319	1,204

Total			7,775	7,320

Average backlog price			$378.1	$328.0

The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$1,146,271	$956,848	$2,991,789	$2,508,786
Cost of sales	$848,195	$719,507	$2,227,184	$1,882,154
Gross profit margin percentage	26.0%	24.8%	25.6%	25.0%
Selling, general and administrative	$64,482	$57,002	$187,305	$168,401

Three Months Ended September 30, 2004 and 2003

Homebuilding revenues increased 19.8% for the quarter ended September 30, 2004 from the same period in 2003 primarily due to a 11.3% increase in the average selling price per home settled and a 7.7% increase in the number of homes settled. Average settlement prices increased throughout each of our regions quarter over quarter as a result of strong housing demand in prior quarters within each region. The increase in total settlements was primarily attributable to the 5.9% higher beginning balance in backlog units for the third quarter of 2004 as compared to the same period in 2003.

New orders for the quarter ended September 30, 2004 increased 9.1% from the same period in 2003. The increase in new orders was attributable to an overall increase in the average number of active communities to 440 in the third quarter of 2004 from 424 in the same period in 2003 and an increase in the number of sales per community. Strong sales in the North and Washington regions were offset partially by a decrease in new orders of 27.6% in the Baltimore region. This decrease resulted primarily from a 17% reduction in the average number of active communities in the Baltimore region as a result of development delays.

The increase in gross profit margins in the third quarter of 2004 as compared to the third quarter of 2003 was primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand, partially offset by land, lumber and other commodity price increases.

Selling, general and administrative (“SG&A”) expenses increased approximately $7,500, but as a percentage of revenue, decreased to 5.6% in 2004 from 6.0% in the third quarter of 2003. The increase in SG&A dollars was primarily attributable to a $3,700 increase in selling and marketing costs as a result of increased operating activity and a $1,400 increase in personnel costs, both of which are related to our continued growth strategy.

Nine Months Ended September 30, 2004 and 2003

Homebuilding year to date revenues for 2004 exceeded prior year revenues by 19.3% primarily due to an 11.4% increase in the average price of homes settled and a 7.1% increase in the number of homes settled. Average settlement prices increased in each of our regions as a result of favorable market conditions producing strong housing demand. The increase in the number of homes settled was primarily the result of the beginning balance in backlog units in 2004 being 8.4% higher than the number of units in backlog at the beginning of 2003.

Overall, new orders increased 5.5% in the first nine months of 2004 as compared to the same period in 2003. As discussed above, new orders in the Baltimore region have been adversely impacted by a 6% decrease in the average number of active communities in the current year as compared to the prior year, resulting in decreased sales traffic year over year. The decrease in the Baltimore region’s active communities is attributable to development delays.

The increase in gross profit margins in the 2004 period as compared to the 2003 period is primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand. However, land, lumber and other commodity prices remain higher in 2004 compared to 2003. Gross margins in future periods may be negatively impacted by the trend of higher land, lumber and other commodity prices if we are unable to pass these increases through to the homebuyers.

Selling, general and administrative expenses increased approximately $18,900, but as a percentage of revenues, decreased to 6.3% in 2004 as compared to 6.7% in 2003. The increase in SG&A dollars was primarily attributable to a $7,900 increase in selling and marketing costs as a result of increased operating activities and a $5,500 increase in personnel costs, both of which are related to our continued growth strategy.

Backlog units and dollars increased 6.2% and 22.4%, respectively, to 7,775 and $2,939,665, respectively, at September 30, 2004 compared to 7,320 and $2,400,984, respectively, at September 30, 2003. The increase in backlog units year over year is attributable to the aforementioned 8.4% higher beginning backlog balance for the 2004 period as compared to the 2003 period. The increase in backlog dollars was attributable to the increase in backlog units year over year, and was also impacted by a 16.9% increase in the average selling price for the six-month period ended September 30, 2004 as compared to the same period ended September 30, 2003.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2004 and 2003

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Loan closing volume:
Total principal	$739,834	$624,637	$1,891,771	$1,719,191

Capture Rate:	85%	82%	84%	84%

Segment income:	$14,787	$15,383	$36,686	$42,860

Mortgage Banking Fees:
Net gain on sale of loans	$15,067	$16,243	$39,214	$43,870
Title services	4,910	4,314	12,935	11,684
Servicing	271	287	750	915
Gain on sale of servicing	—	—	—	14

	$20,248	$20,844	$52,899	$56,483

Loan closing volume for the three months ended September 30, 2004 increased 18% over the same period for 2003. The 2004 increase is attributable to a 13% increase in the average loan amount, and a quarter over quarter 5% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the three month 2004 period primarily reflects an increase in the percentage of the number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). Segment income for the three-month period ended September 30, 2004 decreased approximately $600 over the comparable 2003 period. The decrease is primarily due to a product mix shift during 2004 from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, both of which are generally less profitable products than fixed rate mortgages, which was partially offset by the higher 2004 loan volume.

Loan closing volume for the nine months ended September 30, 2004 increased 10% over the 2003 nine-month period. The 2004 increase is attributable to an 11% increase in the average loan amount, offset by a period over period 1% reduction in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. Segment income for the nine-month period ended September 30, 2004 decreased approximately $6,200 over the comparable 2003 period. The decrease is primarily due to the aforementioned product mix shift during 2004 from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, which was partially offset by the higher 2004 loan volume. The decrease is also due to higher costs incurred of approximately $1,800 related to the contractual repayment of loan sale income to investors for paid in full loans. General and administrative expenses have also increased during the nine-month 2004 period compared to the prior year 2003 period by approximately $1,800, which is largely due to a 14% increase in the total number of NVRM employees in 2004 versus 2003. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Liquidity and Capital Resources

Cash flows to fund our operations have primarily been provided by our operating activity, a short-term credit facility, and the public debt and equity markets. NVR’s operating activities provided cash of $238,567 for the nine-month period ended September 30, 2004. Cash was provided primarily by homebuilding operations. Additionally, cash was provided by an increase in customer deposits of $55,131 as a result of an increase in backlog units and by the utilization of a tax benefit of $50,508 as a result of stock-based compensation activity. These tax benefits are recorded directly to equity and reduced estimated tax payments during the 2004 period. Cash was used to fund the increase in homebuilding inventory of $182,533, as a result of increased homebuilding activity for the period and to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits resulted in our controlling approximately 75,000 lots at September 30, 2004, an increase of approximately 7% from the number of lots controlled at December 31, 2003. The use of cash from financing activities was primarily related to the repurchase of approximately 615,000 shares of our common stock at an aggregate purchase price of $275,715.

NVR’s homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $22,464 was outstanding at September 30, 2004. There were no direct borrowings outstanding under the Facility as of September 30, 2004. At September 30, 2004, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVR’s mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. During the third quarter of 2004, the mortgage warehouse facility was renewed through August 25, 2005. No other material terms of the warehouse facility were amended from the previous agreement. There was $102,368 outstanding under this facility at September 30, 2004. At September 30, 2004, borrowing base limitations reduced the amount available to NVR for borrowings to approximately $118,000. NVR’s mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at September 30, 2004.

In addition to funding growth in its homebuilding and mortgage banking operations, NVR historically has used a substantial portion of its excess liquidity to repurchase outstanding shares of its common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the 1933 Securities Act. The repurchase program assists NVR in accomplishing its primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the third quarter of 2004. NVR expects to continue to repurchase its common stock from time to time subject to market conditions and available excess liquidity.

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

Contract Land Deposits

NVR purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the purchase agreement. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the September 30, 2004 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) and goodwill are not subject to amortization. Rather, excess reorganization value and goodwill are subject to at least an annual assessment for impairment by applying a fair-value based test. NVR continually evaluates whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value and goodwill may not be recoverable. NVR completed the annual assessment of impairment during the first quarter of 2004, and as of September 30, 2004, management believes that excess reorganization value and goodwill were not impaired. This conclusion is based on management’s judgment, considering such factors as NVR’s history of operating success, NVR’s well recognized brand names and the significant positions held in the markets in which NVR operates. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value and/or goodwill exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although NVR considers the warranty and product liability accrual reflected on the September 30, 2004 condensed consolidated balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2004. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

      (dollars in thousands, except per share data)

On May 3, 2004, NVR publicly announced the Board of Director’s approval for NVR to repurchase up to an aggregate of $200,000 of its common stock in one or more open market and/or privately negotiated transactions (“May Authorization”). The May Authorization does not have an expiration date and was the only outstanding repurchase authorization during the third quarter of 2004. NVR repurchased the following shares of its common stock during the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	2,916	$451.12	2,916	$143,858
August 1-31, 2004	60,654	$470.58	60,654	$115,315
September 1-30, 2004	0	$0	0	$115,315

Item 6.     Exhibits

10.1	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 27, 2004 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

Exhibit Number	Description	Page

10.1	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 27, 2004.	*

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a).	25

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a).	26

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2004	NVR, Inc.

	By:	/s/ Paul C. Saville
Paul C. Saville
Executive Vice President, Chief Financial Officer and Treasurer