Form 10-K
period 2004-12-31
NVR INC
filed 2005-02-28
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.7 billion.

As of February 24, 2005 there were 6,717,418 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2005 are incorporated by reference into Part III of this report.

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

RISK FACTORS

Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

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

Interest rate movements, inflation and other economic factors can negatively impact our business.

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

Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2004. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.

Our mortgage banking business also is affected by interest rate fluctuations. We also may experience marketing losses resulting from daily increases in interest rates to the extent we are unable to match interest rates and amounts on loans we have committed to originate with forward commitments from third parties to purchase such loans. Increases in interest rates may have a material adverse effect on our mortgage banking revenue, profitability, stock performance and ability to service our debt obligations.

These factors (and thus the homebuilding business) have tended to be cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 42% of our home settlements during 2004 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 54% of our 2004 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

Our inability to secure and control an adequate inventory of lots could adversely impact our operations.

The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of building lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. An insufficient supply of building lots in one or more of our markets or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.

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

The homebuilding business has from time to time experienced building material and labor shortages, including shortages in insulation, drywall, certain carpentry work and concrete, as well as fluctuating lumber prices and supply. In addition, high employment levels and strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. Significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect upon our sales, profitability, stock performance and ability to service our debt obligations.

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

PART I

Item 1. Business.

General

NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. NVR operates in two business segments, homebuilding and mortgage banking. NVR conducts its homebuilding activities directly and its mortgage banking operations primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.

We are one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas. While we operate in multiple locations in eleven states, primarily in the eastern part of the United States, approximately 42% of our home settlements in 2004 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 54% of our 2004 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, and Delaware. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. The NVHomes product is marketed primarily to move-up and upscale buyers and is built in the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. In 2004, our average price of a unit settled was approximately $332,200.

We do not engage in the land development business. Instead, we acquire finished building lots at market prices from various development entities under fixed-price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and, with the exception of one specific performance contract for 20 lots existing at December 31, 2004, do not guarantee specific performance under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our sales objectives for the next 24 to 36 months.

In addition to building and selling homes, we provide a number of mortgage-related services through our mortgage banking operations, which operate in 11 states. Through office locations in each of our homebuilding markets, NVRM originates mortgage loans exclusively for our homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans and title fees. NVRM sells substantially all of the mortgage loans it closes into the secondary markets on a servicing released basis.

Segment information for our homebuilding and mortgage banking businesses is included in note 2 to the consolidated financial statements.

Homebuilding

Products

We offer single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 1,000 to 7,300 square feet and are priced from approximately $90,000 to $1,700,000.

Markets

We operate in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia and West Virginia
Baltimore:	Baltimore, MD metropolitan area and adjacent counties in Pennsylvania
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

Further discussion of settlements, new orders and backlog activity by region for each of the last three years can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).

Backlog

Backlog totaled 7,372 units and approximately $2.9 billion at December 31, 2004 compared to backlog of 6,890 units and approximately $2.3 billion at December 31, 2003. Based on historical trends, we anticipate that approximately 15% of the units in backlog at December 31, 2004 will cancel prior to settlement. The remaining 85% of the units are expected to settle in 2005.

Construction

We utilize independent subcontractors under fixed-price contracts to perform construction work on our homes. The subcontractors’ work is performed under the supervision of our employees who monitor quality control. We use many independent subcontractors in our various markets and we are not dependent on any single subcontractor or on a small number of subcontractors.

Land Development

We are not in the land development business. We purchase finished lots from various land developers under fixed-price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. We are not dependent on any single developer or on a small number of developers.

Sales and Marketing

Our preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these model homes are usually converted into temporary sales centers where alternative facades and floor plans are displayed and designs for other models are available for review. Sales representatives are compensated predominantly on a commission basis.

Regulation

NVR and its subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities.

Competition and Market Factors

The housing industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater financial resources than we do. We also face competition from the home resale market. Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. We historically have been one of the market leaders in each of the markets where we build homes.

The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include the availability and increases in the cost of land, labor and materials; changes in consumer preferences; demographic trends and the availability of mortgage finance programs.

We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans predominately for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2004, NVRM closed approximately 10,400 loans with an aggregate principal amount of approximately $2.7 billion.

NVRM sells substantially all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis. NVRM is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans.

Competition and Market Factors

NVRM operates through 16 branches in 11 states. NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, thrifts and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

Pipeline

NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2004 and 2003, had an aggregate principal balance of $1.9 billion and $1.5 billion, respectively. NVRM anticipates that approximately 25% of its Pipeline at December 31, 2004 will cancel prior to closing. The remaining 75% of the Pipeline is expected to close in 2005.

Employees

At December 31, 2004, we employed 4,407 full-time persons, of whom 1,746 were officers and management personnel, 232 were technical and construction personnel, 847 were sales personnel, 672 were administrative personnel and 910 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet website can be found at www.nvrinc.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

Our website also includes a corporate governance section which contains the Company’s Corporate Governance Guidelines, Code of Ethics, Board of Directors’ Committee Charters for the Audit, Nominating, Compensation, Corporate Governance and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates and Policies and Procedures on Securityholder Communications with the Board of Directors. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to NVR’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.

In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at NVR, Inc., 7601 Lewinsville Road, Suite 300, McLean, VA 22102, Attention: Investor Relations Department or by telephoning us at (703) 761-2000.

Item 2. Properties.

Our corporate offices are located in McLean, Virginia, where we currently lease approximately 39,000 square feet of office space. The current executive office leases expire on various dates through December 2009. In 2005, we plan to relocate our corporate offices to Reston, Virginia where we have entered into a lease agreement for approximately 50,000 square feet of office space, expiring in 2015.

We lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1,000,000 square feet of manufacturing space. All of our manufacturing facilities are leased. Each of these leases contain various options for extensions of the lease and for the purchase of the facility. The Darlington lease expires in 2005. We expect to renew this lease under comparable terms to the current lease agreement. The Portland lease expires 2009. The Thurmont and Farmington plant leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively.

We also lease office space in 81 locations in 10 states for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2011. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3. Legal Proceedings.

We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	63	Chairman of the Board, President and Chief Executive Officer of NVR
William J. Inman	57	President of NVRM
Paul C. Saville	49	Executive Vice President Finance, Chief Financial Officer and Treasurer of NVR
Dennis M. Seremet	49	Senior Vice President and Controller of NVR

Dwight C. Schar has been chairman of the board, president and chief executive officer of NVR since September 30, 1993.

William J. Inman has been president of NVRM since January 1992.

Paul C. Saville had been senior vice president finance, chief financial officer and treasurer of NVR since September 30, 1993. Effective January 1, 2002, Mr. Saville was named an executive vice president.

Dennis M. Seremet had been vice president and controller of NVR since April 1, 1995. Effective January 1, 2005, Mr. Seremet was named a Senior Vice President.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the American Stock Exchange (“AMEX”). The following table sets forth the high and low closing sales prices per share for each fiscal quarter during the years ended December 31, 2004 and 2003:

	HIGH	LOW
Prices per Share:

2004:

First Quarter	$483.00	$414.50
Second Quarter	$492.00	$410.00
Third Quarter	$561.00	$452.75
Fourth Quarter	$769.40	$533.80

2003:

First Quarter	$349.75	$302.75
Second Quarter	$440.75	$339.75
Third Quarter	$466.50	$406.00
Fourth Quarter	$539.00	$466.00

As of the close of business on February 18, 2005, there were 508 shareholders of record.

We did not pay any cash dividends on our shares of common stock during the years ended December 31, 2004 and 2003. In addition, we do not expect to pay a cash dividend in the foreseeable future as we continue with our objective of increasing shareholder value by using earnings to fund continued growth in our homebuilding and mortgage banking operations. We may from time to time repurchase shares of our common stock to also further that objective. Our bank indebtedness contains certain restrictive covenants, which limit our ability to pay cash dividends on our common stock. As of December 31, 2004, the most restrictive of these bank provisions would have limited us to paying a maximum of approximately $250 million in cash dividends.

On May 3, 2004 (the “May Authorization”) and December 16, 2004 (the “December Authorization”), we publicly announced the Board of Director’s approval for us to purchase up to an aggregate of $200 million and $400 million, respectively, of our common stock in one or more open market and/or privately negotiated transactions. Neither the May Authorization nor the December Authorization has an expiration date. As of December 31, 2004, no repurchases were made under the December authorization. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2004, all of which were made under the May Authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1-31, 2004	59,503	$535.87	59,503	$83,429
November 1-30, 2004	0	$0	0	$83,429
December 1-31, 2004	2	$689.00	2	$83,428

Total	59,505	$535.87	59,505

Item 6. Selected Financial Data. (dollars in thousands, except per share amounts)

The following tables set forth selected consolidated financial data. The selected income statement and balance sheet data have been extracted from our consolidated financial statements for each of the periods presented. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$4,247,503	$3,600,917	$3,060,671	$2,559,744	$2,267,810
Gross profit	1,091,217	889,056	725,302	557,454	433,751

Mortgage Banking data:
Mortgage banking fees	72,219	76,647	65,454	52,591	37,944
Interest income	4,249	5,198	6,184	7,025	6,541
Interest expense	1,088	1,293	1,870	1,728	3,016

Consolidated data:
Income from continuing operations	523,204	$419,791	$331,470	$236,794	$158,246
Income from continuing operations per diluted share (1)	$66.42	$48.39	$36.05	$24.86	$14.98

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Homebuilding inventory	$588,540	$523,773	$436,674	$402,375	$334,681
Contract land deposits	384,959	284,432	231,229	155,652	96,119
Total assets	1,777,967	1,363,105	1,182,288	995,047	841,260
Notes and loans payable	213,803	257,859	259,160	238,970	173,655
Shareholders’ equity	834,995	494,868	403,245	349,118	247,480
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, income from continuing operations per diluted share was computed based on 7,876,869; 8,674,363; 9,193,677; 9,525,960 and 10,564,215 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2004, 2003, and 2002

Overview

Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We operate in the following markets:

Washington:	Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia and West Virginia
Baltimore:	Baltimore, MD metropolitan area and adjacent counties in Pennsylvania
North:	Delaware, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

We believe we operate our business with a conservative operating strategy. We do not engage in land development and primarily construct homes on a pre-sold basis. This strategy allows us to maximize inventory turnover, which enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital. In addition, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.

Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to deliver finished lots to timely meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under fixed-price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of December 31, 2004, we controlled approximately 83,500 lots with deposits in cash and letters of credit totaling approximately $404,000 and $13,000, respectively. We also controlled approximately 950 lots through investments in joint venture limited liability corporations.

Consolidated revenues and net income for 2004 increased 17% and 25%, respectively, from 2003. The increase in net income coupled with our continuing share repurchase program resulted in a 37% increase in diluted earnings per share in 2004 compared to 2003.

Homebuilding Segment

The following tables summarizes homebuilding settlements, new orders and backlog activity by region for each of the last three years:

	Year Ended December 31,
	2004	2003	2002
Settlements:
Washington	3,559	3,429	3,499
Baltimore	1,747	1,650	1,576
North	5,015	4,538	3,907
South	2,428	2,433	2,386

Total	12,749	12,050	11,368

Average settlement price	$332.2	$297.9	$268.5

New Orders:
Washington	3,861	3,478	3,664
Baltimore	1,597	1,764	1,680
North	5,135	4,849	4,347
South	2,638	2,492	2,476

Total	13,231	12,583	12,167

Average new order price	$364.1	$313.9	$287.8

Backlog:
Washington	2,585	2,283	2,234
Baltimore	907	1,057	943
North	2,626	2,506	2,195
South	1,254	1,044	985

Total	7,372	6,890	6,357

Average backlog price	$394.2	$337.3	$308.7

The following table summarizes the results of operations for each of the last three years for our homebuilding segment:

	Years Ended December 31,
	2004	2003	2002
Revenues	$4,247,503	$3,600,917	$3,060,671
Cost of sales	$3,156,286	$2,711,861	$2,335,369
Gross profit margin percentage	25.7%	24.7%	23.7%
Selling, general and administrative expenses	$260,795	$231,966	$226,207

Homebuilding Segment

Homebuilding revenues for 2004 increased 18% from 2003, primarily as a result of a 12% increase in the average settlement price to $332.2 in 2004 from $297.9 in 2003 and to an increase of 6% in the number of homes settled to 12,749 in 2004 from 12,050 in 2003. The increase in average settlement prices is primarily attributable to a 9% higher average price of homes in backlog entering 2004 as compared to 2003 and to a 16% increase in the average price of homes sold during the first six months of 2004 as compared to the same period in 2003. The increase in the number of homes settled is primarily attributable to an 8% higher backlog at the beginning of 2004 as compared to the beginning of 2003.

Homebuilding revenues for 2003 increased 18% as compared to revenues in 2002. The increase in revenues resulted primarily from an 11% increase in the average settlement price to $297.9 in 2003 from $268.5 in 2002 and to an increase of 6% in the number of homes settled to 12,050 in 2003 from 11,368 in 2002. The increase in average settlement prices is primarily attributable to favorable market conditions resulting in increased sales prices in a majority of NVR’s markets. The increase in the number of homes settled is primarily attributable to a 14% higher backlog at the beginning of 2003 as compared to the beginning of 2002 and a 6% increase in new orders during the first six months of 2003 as compared to the same period in 2002.

The number of new orders for 2004 increased 5% from 2003, while the value of new orders for 2004 increased 22% to $4,817,780 from $3,950,413 in 2003. The increase in the number of new orders was attributable to an overall increase in the average number of active communities to 450 in 2004 as compared to 433 in 2003. Increases year over year in new orders in the Washington, North and South regions were offset partially by a 9% decrease in new orders for the Baltimore region. This decrease resulted primarily from a 7% decrease in the average number of active communities in the Baltimore region year over year, attributable primarily to development delays. The 22% increase in the value of new orders is primarily attributable to the aforementioned increase in the number of new orders and strong housing demand which provided us the opportunity to raise selling prices, resulting in a 16% increase in the average selling price in 2004 as compared to 2003.

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

The increase in gross profit margins in 2004 from 2003 is primarily attributable to favorable market conditions which allowed us to increase sales prices in a majority of our markets leading to the aforementioned 12% increase in average settlement prices year over year. These increases were partially offset by higher land, lumber and other commodity prices in 2004 as compared to 2003. Gross profit margins in future periods may be negatively impacted by the trend of higher land, lumber and other commodity prices if we are unable to pass these increases through to our homebuyers on new orders. Gross profit margins for 2003 increased to 24.7% compared to 23.7% for 2002. The increase in profit margins was attributable to the favorable market conditions allowing NVR to raise sales prices on new orders in a majority of the markets NVR serves.

Selling, general and administrative expenses (“SG&A”) for 2004 increased 12% from 2003, but as a percentage of revenues, decreased to 6.1% in 2004 from 6.4% in 2003. The increase in SG&A costs is primarily attributable to increased personnel costs and selling and marketing costs of approximately $11,500 and $10,400, respectively, due to our continued growth strategy. SG&A expenses for 2003 increased approximately 3% from 2002 and as a percentage of revenues decreased to approximately 6.4% in 2003 from 7.4% in 2002. The increase in SG&A costs in 2003 is primarily attributable to increases in personnel costs and selling and marketing costs of approximately $13,000 and $8,000, respectively, to facilitate continued growth objectives in existing markets, and to an approximate $9,000 increase in other general and administrative costs incidental to the aforementioned increase in revenues. These increases were partially offset by a decrease of approximately $24,000 in 2003 from 2002 related to the termination of certain management incentive compensation plans at the end of 2002.

Backlog units and dollars were 7,372 and $2,906,041, respectively, at December 31, 2004 compared to backlog units of 6,890 and dollars of $2,323,703 at December 31, 2003. The increase in backlog units is due primarily to a 6% increase in the number of new orders for the six-month period ended December 31, 2004 as compared to the same period ended December 31, 2003. The 25% increase in backlog dollars is attributable to the 7% increase in backlog units and a 16% increase in the average price of new orders for the six-month period ended December 31, 2004 as compared to the same period in 2003. Backlog units and dollars were 6,890 and $2,323,703, respectively, at December 31, 2003 compared to backlog units of 6,357 and dollars of $1,962,115 at December 31, 2002. The increase in backlog units is due primarily to a 14% higher backlog at the beginning of 2003 as compared to the beginning of 2002. The 18% increase in backlog dollars is attributable to an 8% increase in backlog units and a 12% increase in the average price of new orders for the six months ended December 31, 2003 as compared to the same period in 2002.

Mortgage Banking Segment

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Loan closing volume:
Total principal	$2,716,630	$2,369,867	$2,164,017

Segment income:	$50,862	$57,754	$46,615

Capture rate:	84%	83%	85%

Mortgage Banking Fees:
Net gain on sale of loans	$52,858	$59,095	$48,424
Title services	18,353	16,341	15,001
Servicing fees	1,008	1,197	1,761
Gain on sale of servicing	—	14	268

	$72,219	$76,647	$65,454

Loan closing volume for the year ended December 31, 2004 increased 14% from 2003. The 2004 increase is primarily attributable to a 12% increase in the average loan amount, and a year over year 2% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the year ended December 31, 2004 reflects an increase in the number of settlements by the homebuilding segment and a slight increase in the percentage of the number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”).

Segment income for the year ended December 31, 2004 decreased approximately $6,900 from 2003. The decrease is primarily due to a product mix shift during 2004 from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, both of which are generally less profitable products than fixed rate mortgages. The decrease is also due to higher costs incurred of approximately $3,400 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. The decreases due to the product mix shift and contractual repayments was partially offset by the higher 2004 loan volume. General and administrative expenses have also increased during the 2004 year compared to 2003 by approximately $1,800, which is largely due to a 15% increase in the total number of NVRM employees in 2004 versus 2003. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Mortgage loans held for sale increased approximately $42,000 at December 31, 2004 compared to December 31, 2003. NVRM’s product mix shift into adjustable rate mortgages, which are delivered into sales channels on a whole loan basis, has lengthened the average sale and funding cycle from third-party investors. Even with the lengthened sale and funding cycle, mortgage loans held for sale are typically sold to third-party investors in less than 30 days from date of closing.

Loan closing volume for the year ended December 31, 2003 increased 10% over 2002. The 2003 increase compared to 2002 is solely attributable to a 10% increase in the average loan amount due to the homebuilding segment’s higher average selling prices. The number of units closed was flat in 2003 compared to 2002.

Segment income for the year ended December 31, 2003 increased approximately $11,100 over 2002. The 2003 increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned 10% increase in closed loan volume, increased secondary marketing gains, and higher revenues per loan. Secondary marketing gains for 2003 increased approximately $2,000 over 2002. Average revenues per loan (including origination fees, ancillary fees and discount points) for 2003 increased by approximately 7%.

Seasonality

Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate

Our consolidated effective tax rates were 40.0%, 39.7% and 38.2% in 2004, 2003 and 2002, respectively. The lower effective tax rate in 2002 was primarily due to the amendment of a long-term cash incentive plan requiring executive officers to defer receipt of payments due under the plan until separation of service with NVR. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Cost – an amendment of ARB No. 43, Chapter 4, (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, requiring all such costs to be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS 151 will have material impact on our financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as the effective date of the pronouncement. Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective application. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us beginning in the third quarter of 2005. We are currently evaluating the requirements of SFAS 123R and although we expect the effect of adopting SFAS 123R to be consistent with our pro forma financial results presented in our disclosure currently required by SFAS 123, the granting of additional equity awards prior to the adoption of SFAS 123R could materially increase the compensation expense recognized under SFAS 123R.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations and expires in August 2007. The Facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. The weighted average interest rate for borrowings outstanding during 2004 was 4.0%. Up to $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $21,794 was outstanding at December 31, 2004. There were no direct borrowings outstanding under the Facility as of December 31, 2004. At December 31, 2004, there were no borrowing base limitations reducing the amount available to us for borrowings.

NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $175,000 to fund its mortgage origination activities, under which $9,726 was outstanding at December 31, 2004. As of December 31, 2004, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $131,000. The Revolving Credit Agreement expires in August 2005. The interest rate under the Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Revolving Credit Agreement was 1.9% during 2004. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000. NVRM also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding under the uncommitted gestation and repurchase agreement accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. There were no borrowings under this uncommitted facility during 2004.

On January 20, 1998, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of up to $400,000 of debt securities (the “1998 Shelf Registration”). The 1998 Shelf Registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt.

On June 17, 2003, we completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the

“Notes”) under the 1998 Shelf Registration. The offering of the Notes resulted in aggregate net proceeds of approximately $199,400, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness and indebtedness under our existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. We may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest.

On July 14, 2003, we used approximately $120,700 of the proceeds received from the sale of the Notes to redeem all of the $115,000 outstanding 8% Senior Notes due 2005 at a price of 104% of the principal amount outstanding, including the payment of accrued interest. The redemption resulted in a charge to pre-tax homebuilding income of $8,503.

On May 27, 2004, we filed a shelf registration statement (the “2004 Shelf Registration”) with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration for general corporate purposes. In addition, we have $55,000 remaining available for issuance under the 1998 Shelf Registration. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the 1933 Securities Act. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of the Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2004. For the year ended December 31, 2004, we repurchased approximately 675,000 shares of our common stock at an aggregate purchase price of $307,603.

Cash Flows

As shown in the consolidated statement of cash flows for the year ended December 31, 2004, our operating activities provided cash of $463,928. Cash was provided primarily by homebuilding operations and by the realization of a tax benefit of $92,661 from employee stock-based compensation activities, primarily employee stock option exercises. These tax benefits were recorded directly to equity and reduced estimated tax payments during the year. Cash was also provided by a $46,830 increase in customer deposits resulting primarily from the increase in backlog units in 2004 as compared to 2003. Cash was used primarily to fund increases in homebuilding inventory of $64,767 and to make deposits on fixed-price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits of $118,680 resulted in an increase in the number of lots under control to approximately 83,500 lots at December 31, 2004 from approximately 70,000 lots at December 31, 2003.

Net cash provided by investing activities was $3,581 for the year ended December 31, 2004, primarily due to principal payments received on mortgage loans held for sale, partially offset by capital spending.

Net cash used for financing activities was $332,363 for the year ended December 31, 2004, primarily as a result of our ongoing common stock repurchase program. We repurchased approximately 675,000 shares of our common stock in 2004 for an aggregate purchase price of $307,603.

At December 31, 2004, the homebuilding and mortgage banking segments had restricted cash of $19,473 and $4,115, respectively, which includes certain customer deposits, mortgagor tax escrows, insurance escrows, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.

We believe that internally generated cash and borrowings available under our credit facilities and the public debt markets will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off –Balance Sheet Arrangements

Lot Acquisition Strategy

We do not engage in the land development business. Instead, we acquire finished building lots at market prices from various development entities under fixed-price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and, with the exception of one specific performance contract for 20 lots existing at December 31, 2004, do not guarantee specific performance under these purchase agreements.

At December 31, 2004, we controlled approximately 83,500 lots with an aggregate purchase price of approximately $7,500,000, by making or committing to make deposits of approximately $551,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate $7,500,000 contractual commitment resulting from our non-performance under the contracts is limited to the $551,000 deposit amount. Of the $551,000 deposit total, approximately $404,000 in cash and approximately $13,000 in letters of credit have been issued as of December 31, 2004, and $134,000 will be paid subsequent to December 31, 2004 assuming that contractual development milestones are met by the developers (see contractual obligations section below).

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had $27,791 of contingent obligations under such agreements as of December 31, 2004 (inclusive of the $13,000 of lot acquisition deposits discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. At December 31, 2004, there were contractual commitments to extend credit to borrowers aggregating approximately $181,500, and open forward delivery sale contracts aggregating approximately $300,000.

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2004, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$264,726	$19,726	$20,000	$20,000	$205,000
Capital leases (b)	7,057	811	1,325	1,337	3,584
Operating leases (c)	91,736	20,077	25,700	16,736	29,223
Purchase obligations (d)	134,000	*	*	*	*
Other long-term liabilities (e)	59,524	56,089	3,435	—	—

Total	$557,043	$96,703	$50,460	$38,073	$237,807

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.
(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.
(c)	See note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.
(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing fixed-price purchase agreements assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years. In addition to the $134,000 to be paid pursuant to the prior discussion, as of December 31, 2004, we had capitalized forfeitable deposits for fixed-price purchase agreements with developers totaling $403,848.
(e)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheets, $1,750 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for us as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual interests, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.

Forward contracts, such as the fixed-price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which we enter fixed-price purchase agreements are examined under FIN 46R for possible consolidation by us, including the joint venture limited liability corporations (“LLC’s”) utilized by us on a limited basis. We have developed a methodology to determine whether we or the owner(s) of the applicable development entity are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because we do not have any contractual or ownership interests in the development entities with which we contract to buy finished lots (other than our limited use of the LLC’s), we generally do not have the ability to compel these development entities to provide financial or other data to assist us in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in our evaluation being conducted solely based on the aforementioned judgments and estimates. Further, where we deem ourselves to be the primary beneficiary of a development entity created after December 31, 2003 and that development entity refuses to provide financial statements, we utilize estimation techniques to perform the consolidation. While we believe that our estimation techniques provide a reasonable basis of providing the financial condition of a development entity that refuses to provide financial statements, the actual financial condition of the development entity could differ from that reported. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding our status or non-status as a development entity’s primary beneficiary.

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis. Recoverability and impairment, if any, is primarily evaluated by analyzing sales of comparable assets. We believe that our accounting policy is designed to properly assess the carrying value of homebuilding inventory.

Contract Land Deposits

We purchase finished lots under fixed-price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2004 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) and goodwill are no longer subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value and goodwill are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value and goodwill may not be recoverable. At December 31, 2004, we believe that excess reorganization value and goodwill were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value and/or goodwill exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2004 balance sheet (see note 10 to the consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Impact of Inflation, Changing Prices and Economic Conditions

See Risk Factors previously discussed.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. We have no market rate sensitive instruments held for speculative or trading purposes.

Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are either sold through optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVRM also sells substantially all of its mortgage servicing rights on a servicing released basis.

Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary variable-rate debt is a working capital revolving credit facility that currently provides for unsecured borrowings up to $150,000, subject to certain borrowing base limitations. The working capital credit facility expires in August 2007 and outstanding amounts bear interest at our election based on the type of borrowing and other criteria set forth in the Facility. The weighted average interest rate for the amounts outstanding under the Facility was 4.0% during 2004. There were no amounts outstanding under the working capital revolving credit facility at December 31, 2004. At December 31, 2004, there were no borrowing base limitations reducing the amount available to us for borrowings.

NVRM generates operating liquidity primarily through the mortgage warehouse facility, which currently has a borrowing limit of $175,000. The interest rate under the mortgage warehouse facility is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 1.9% during 2004. Mortgage loans and gestation mortgage-backed securities collateralize the mortgage warehouse facility borrowings. The mortgage warehouse facility is annually renewable and currently expires in August 2005. There was $9,726 outstanding under the mortgage warehouse facility at December 31, 2004. The mortgage warehouse facility agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. At December 31, 2004, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $131,000.

The following table represents the contractual balances of our on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments, at December 31, 2004. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

	Maturities (000’s)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	138,628	—	—	—	—	—	138,628	138,512
Average interest rate	6.0%	—	—	—	—	—	6.0%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	9,726	—	—	—	—	—	9,726	9,726
Average interest rate (a)	1.3%	—	—	—	—	—	1.3%

Other:
Forward trades of mortgage-backed securities (b)	63	—	—	—	—	—	63	63
Forward loan commitments (b)	20	—	—	—	—	—	20	20

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	266,921	—	—	—	—	—	266,921	266,921
Average interest rate	2.1%	—	—	—	—	—	2.1%

Interest rate sensitive liabilities:
Fixed rate obligations (c)	343	229	245	276	335	202,649	204,077	200,897
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.1%	5.6%	5.2%

(a)	Average interest rate is net of credits received for compensating cash balances.
(b)	Represents the fair value recorded pursuant to SFAS 133.
(c)	The $202,649 maturing subsequent to 2009 includes $200,000 for NVR’s 5% Senior Notes due June 2010.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2005. Reference is also made regarding the executive officers of the registrant to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11. Executive Compensation.

Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Equity Compensation Plan Information

The table below sets forth information as of the end of our 2004 fiscal year for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,067,730	$99.15	40,069
Equity compensation plans not approved by security holders	1,992,964	$218.73	4,381

Total	3,060,694	$177.02	44,450

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

Item 13. Certain Relationships and Related Transactions.

Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Item 14. Principal Accountant Fees and Services.

Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc. - Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description
2.1	Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as modified to July 21, 1993). Filed as Exhibit 2.1 to NVR, Inc.’s Registration Statement on Form S-1 (No. 33-63190) (the “1993 Registration Statement”) and incorporated herein by reference.

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 2 to Amendment No. 1 to Form 8-A filed on June 14, 2004 and incorporated herein by reference.

3.2	Bylaws of NVR, Inc. Filed as Exhibit 3 to Amendment No. 1 to Form 8-A filed on June 14, 2004 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

10.1*	Employment Agreement between NVR and Dwight C. Schar dated January 1, 2002. Filed as Exhibit 10.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2*	Employment Agreement between NVR and Paul C. Saville dated January 1, 2002. Filed as Exhibit 10.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.3*	Employment Agreement between NVR and William J. Inman dated January 1, 2002. Filed as Exhibit 10.3 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.4*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

10.8*	NVR, Inc. Directors Long-Term Incentive Plan. Filed as Exhibit 10.11 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.9*	NVR, Inc. Management Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.10*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11*	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.12*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.13*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.14*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.15*	NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

10.16*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.17*	NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.18*	NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19	Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.20	Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.21	Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.22	Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.23	Credit agreement dated August 8, 2003 between NVR and Bank One, N.A. and Certain Banks. Filed as Exhibit 99.1 to NVR’s Current Report on Form 8-K filed August 12, 2003 and incorporated herein by reference.

10.24	Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.28 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.25	Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.26	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.27*	Description of the Board of Directors’ compensation arrangement. Filed herewith.

10.28*	Summary of 2004 annual incentive plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (independent auditors). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.

By:	/s/ Dwight C. Schar
Dwight C. Schar
Chairman of the Board of Directors,
President and Chief Executive Officer

Dated: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dwight C. Schar	Principal Executive Officer
Dwight C. Schar		February 28, 2005

/s/ J. Carter Bacot	Director
J. Carter Bacot		February 28, 2005

/s/ C. Scott Bartlett, Jr.	Director
C. Scott Bartlett, Jr.		February 28, 2005

/s/ Robert C. Butler	Director
Robert C. Butler		February 28, 2005

/s/ Manuel H. Johnson	Director
Manuel H. Johnson		February 28, 2005

/s/ William A. Moran	Director
William A. Moran		February 28, 2005

/s/ David A. Preiser	Director
David A. Preiser		February 28, 2005

/s/ George E. Slye	Director
George E. Slye		February 28, 2005

/s/ John M. Toups	Director
John M. Toups		February 28, 2005

/s/ Paul C. Saville	Principal Financial Officer
Paul C. Saville		February 28, 2005

/s/ Dennis M. Seremet	Principal Accounting Officer
Dennis M. Seremet		February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, NVR, Inc. and subsidiaries adopted the provisions of FIN No. 46, “Consolidated of Variable Interest Entities” effective February 1, 2003 and the provisions of the revised FIN No. 46 effective March 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NVR, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A to the Company’s 2004 Form 10-K, that NVR, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NVR, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NVR, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 24, 2005

NVR, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31,
	2004	2003
ASSETS

Homebuilding:
Cash and cash equivalents	$362,458	$228,589
Receivables	14,020	9,550
Inventory:
Lots and housing units, covered under sales agreements with customers	538,770	480,492
Unsold lots and housing units	40,052	32,888
Manufacturing materials and other	9,718	10,393

	588,540	523,773

Assets not owned, consolidated per FIN 46R	89,924	12,807
Property, plant and equipment, net	25,330	24,531
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill, net	6,379	6,379
Contract land deposits	384,959	284,432
Deferred tax assets, net	73,191	73,985
Other assets	36,587	43,590

	1,622,968	1,249,216

Mortgage Banking:
Cash and cash equivalents	4,907	3,630
Mortgage loans held for sale, net	138,595	96,772
Mortgage servicing rights, net	126	181
Property and equipment, net	996	875
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	3,028	5,084

	154,999	113,889

Total assets	$1,777,967	$1,363,105

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(dollars in thousands, except share data)

	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$215,002	$185,913
Accrued expenses and other liabilities	177,041	175,259
Liabilities related to inventory not owned, consolidated per FIN 46R	63,568	12,071
Obligations under incentive plans	57,774	67,964
Customer deposits	203,835	157,005
Other term debt	4,077	4,519
Senior notes	200,000	200,000

	921,297	802,731

Mortgage Banking:
Accounts payable and other liabilities	11,949	12,166
Notes payable	9,726	53,340

	21,675	65,506

Total liabilities	942,972	868,237

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,597,709 shares issued for 2004 and 2003	206	206
Additional paid-in-capital	406,705	335,346
Deferred compensation trust- 549,029 and 510,118 shares of NVR, Inc. common stock for 2004 and 2003, respectively	(76,366)	(64,725)
Deferred compensation liability	76,366	64,725
Retained earnings	1,911,069	1,387,865
Less treasury stock at cost – 14,023,631 and 13,870,368 shares for 2004 and 2003, respectively	(1,482,985)	(1,228,549)

Total shareholders’ equity	834,995	494,868

Total liabilities and shareholders’ equity	$1,777,967	$1,363,105

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Homebuilding:
Revenues	$4,247,503	$3,600,917	$3,060,671
Other income	2,655	3,385	3,307
Cost of sales	(3,156,286)	(2,711,861)	(2,335,369)
Selling, general and administrative	(260,795)	(231,966)	(226,207)

Operating income	833,077	660,475	502,402
Loss from extinguishment of 8% Senior Notes due 2005	—	(8,503)	—
Interest expense	(11,934)	(13,554)	(12,994)

Homebuilding income	821,143	638,418	489,408

Mortgage Banking:
Mortgage banking fees	72,219	76,647	65,454
Interest income	4,249	5,198	6,184
Other income	1,075	1,025	658
General and administrative	(25,593)	(23,823)	(23,811)
Interest expense	(1,088)	(1,293)	(1,870)

Mortgage banking income	50,862	57,754	46,615

Income before taxes	872,005	696,172	536,023
Income tax expense	(348,801)	(276,381)	(204,553)

Net income	$523,204	$419,791	$331,470

Basic earnings per share	$80.83	$59.28	$45.54

Diluted earnings per share	$66.42	$48.39	$36.05

Basic average shares outstanding	6,473	7,082	7,278

Diluted average shares outstanding	7,877	8,674	9,194

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2001	$206	$193,757	$636,604	$(481,449)	$(24,201)	$24,201	$349,118

Net income	—	—	331,470	—	—	—	331,470
Deferred compensation activity	—	—	—	12,490	(11,446)	11,446	12,490
Purchase of common stock for treasury	—	—	—	(362,399)	—	—	(362,399)
Purchase of common stock for deferred compensation plan	—	—	—	(37,469)	—	—	(37,469)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	101,172	—	—	—	—	101,172
Stock option activity	—	8,784	—	—	—	—	8,784
Treasury stock issued upon option exercise	—	(40,925)	—	40,925	—	—	—

Balance, December 31, 2002	206	262,867	968,074	(827,902)	(35,647)	35,647	403,245

Net income	—	—	419,791	—	—	—	419,791
Deferred compensation activity	—	—	—	12,490	(29,078)	29,078	12,490
Purchase of common stock for treasury	—	—	—	(460,391)	—	—	(460,391)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	110,171	—	—	—	—	110,171
Stock option activity	—	9,483	—	—	—	—	9,483
Treasury stock issued upon option exercise	—	(47,254)	—	47,254	—	—	—

Balance, December 31, 2003	206	335,346	1,387,865	(1,228,549)	(64,725)	64,725	494,868

Net income	—	—	523,204	—	—	—	523,204
Deferred compensation activity	—	—	—	12,490	(11,641)	11,641	12,490
Purchase of common stock for treasury	—	—	—	(307,603)	—	—	(307,603)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	92,661	—	—	—	—	92,661
Stock option activity	—	19,296	—	—	—	—	19,296
Treasury stock issued upon option exercise	—	(40,677)	—	40,677	—	—	—

Balance, December 31, 2004	$206	$406,705	$1,911,069	$(1,482,985)	$(76,366)	$76,366	$834,995

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$523,204	$419,791	$331,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,858	8,427	7,657
Loss from extinguishment of debt	—	8,503	—
Gain on sales of loans	(52,858)	(59,095)	(48,424)
Deferred tax expense/(benefit)	1,249	(3,429)	(21,669)
Mortgage loans closed	(1,961,867)	(1,982,900)	(1,846,843)
Proceeds from sales of mortgage loans	1,962,184	2,096,782	1,858,086
Gain on sales of mortgage servicing rights	—	(14)	(268)
Net change in assets and liabilities:
Increase in inventories	(64,767)	(87,099)	(34,299)
Increase in contract land deposits	(118,680)	(53,939)	(75,577)
Increase in receivables	(2,524)	(2,198)	(5,155)
Increase in accounts payable, accrued expenses and customer deposits	169,690	219,914	199,911
Increase in obligations under incentive plans	2,300	590	25,562
Other, net	(2,861)	(12,548)	(9,235)

Net cash provided by operating activities	463,928	552,785	381,216

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,761)	(9,456)	(12,262)
Principal payments on mortgage loans held for sale	12,534	8,333	794
Proceeds from sales of mortgage servicing rights	25	11,850	7,169
Other, net	783	610	336

Net cash provided/(used) by investing activities	3,581	11,337	(3,963)

Cash flows from financing activities:
Extinguishment of 8% Senior Notes due 2005	—	(119,600)	—
Issuance of 5% Senior Notes due 2010	—	200,000	—
Purchase of treasury stock	(307,603)	(460,391)	(362,399)
Purchase of NVR common stock for deferred compensation plan	—	(17,939)	(37,469)
Net (repayments)/borrowings under notes payable and credit lines	(44,056)	(86,301)	20,190
Payment of senior note consent fees	—	—	(2,125)
Exercise of stock options	19,296	9,483	8,784

Net cash used by financing activities	(332,363)	(474,748)	(373,019)

Net increase in cash and cash equivalents	135,146	89,374	4,234
Cash and cash equivalents, beginning of year	232,219	142,845	138,611

Cash and cash equivalents, end of year	$367,365	$232,219	$142,845

Supplemental disclosures of cash flow information:
Interest paid during the year	$12,490	$13,715	$12,698

Income taxes paid during the year, net of refunds	$275,563	$162,848	$97,473

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46	$25,620	$736	$—

Tax benefit from stock-based compensation activity	$92,661	$110,171	$101,172

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding and mortgage banking segments had restricted cash of $19,473 and $4,115, respectively, at December 31, 2004, and $17,023 and $3,011, respectively, at December 31, 2003, which includes certain customer deposits, mortgagor tax escrows, insurance escrows, completion escrows and other amounts collected at closing which relate to mortgage loans held for sale and to home sales.

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

Contract Land Deposits

NVR purchases finished lots under fixed-price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts.

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

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

Mortgage loans held for sale are closed at fair value, and thereafter are carried at the lower of cost or market.

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and accordingly are marked to market through earnings. NVR does not engage in speculative or trading derivative activities. At December 31, 2004, there were contractual commitments to extend credit to borrowers aggregating approximately $181,500, and open forward delivery sale contracts aggregating approximately $300,000.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Weighted average number of shares outstanding used to calculate basic EPS	6,472,607	7,081,527	7,278,494

Dilutive securities:
Stock options	1,404,262	1,592,836	1,915,183

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	7,876,869	8,674,363	9,193,677

Options issued under equity benefit plans to purchase 37,827, 60,200 and 88,500 shares of common stock were outstanding during the years ended December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Instruments

Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2004 and 2003 was $196,820 and $191,440, respectively. The estimated fair value is based on a quoted market price. The carrying value was $200,000 at December 31, 2004 and 2003.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Stock-Based Compensation

At December 31, 2004, the Company had seven active stock-based employee compensation plans, which are described more fully in note 9. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25 (see also footnote 1 – Recent Accounting Pronouncements). The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$523,204	$419,791	$331,470
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(23,411)	(20,976)	(22,575)

Pro forma net income	$499,793	$398,815	$308,895

Earnings per share:
Basic—as reported	$80.83	$59.28	$45.54

Basic—pro forma	$77.22	$56.32	$42.44

Diluted—as reported	$66.42	$48.39	$36.05

Diluted—pro forma	$64.44	$47.06	$34.91

The weighted average per share fair values of grants made in 2004, 2003 and 2002 for employee stock-based incentive plans were $289.81, $245.54 and $196.88, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2004	2003	2002
Estimated option life	10 years	10 years	10 years
Risk free interest rate	4.68%	4.61%	5.07%
Expected volatility	39.06%	40.55%	41.10%
Expected dividend yield	0.00%	0.00%	0.00%

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Comprehensive Income

For the years ended December 31, 2004, 2003 and 2002, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as the effective date of the pronouncement. Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective application. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for NVR beginning in the third quarter of 2005. NVR is currently evaluating the requirements of SFAS 123R and although management expects the effect of adopting SFAS 123R will be consistent with NVR’s pro forma financial results presented in the disclosure currently required by SFAS 123, the granting of additional equity awards prior to the adoption of SFAS 123R could materially increase the compensation expense recognized under SFAS 123R.

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas, where NVR derived approximately 54% of its 2004 homebuilding revenues. NVR’s homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under three tradenames: Ryan Homes, NVHomes and Fox Ridge Homes. The Ryan Homes and Fox Ridge Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Homes product is built in eighteen metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, and Delaware. The Fox Ridge Homes product is built solely in the Nashville, TN metropolitan area. The NVHomes product is built in the Washington, D.C., Baltimore, MD, and Philadelphia, PA metropolitan areas, and is marketed primarily to move-up and up-scale buyers.

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

Corporate general and administrative expenses are fully allocated on relative usage basis to the homebuilding and mortgage banking segments in the information presented below.

As of and For the Year Ended December 31, 2004

	Homebuilding	Mortgage Banking	Totals
Revenues	$4,247,503	$72,219	$4,319,722	(a)
Interest income	1,151	4,249	5,400	(a)
Interest expense	11,934	1,088	13,022	(a)
Depreciation and amortization	8,391	467	8,858	(a)
Segment profit	821,143	50,862	872,005	(a)
Segment assets	1,485,085	147,652	1,632,737	(b)
Expenditures for segment assets	9,248	513	9,761	(a)

(a)    Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)    The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$1,485,085	$147,652	$1,632,737
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Inventory not owned, consolidated per FIN 46	89,924	—	89,924

Total consolidated assets	$1,622,968	$154,999	$1,777,967

As of and For the Year Ended December 31, 2003
	Homebuilding	Mortgage Banking	Totals
Revenues	$3,600,917	$76,647	$3,677,564	(c)
Interest income	746	5,198	5,944	(c)
Interest expense	13,554	1,293	14,847	(c)
Depreciation and amortization	7,940	487	8,427	(c)
Segment profit	646,921	57,754	704,675	(d)
Segment assets	1,188,450	106,542	1,294,992	(d)
Expenditures for segment assets	9,130	326	9,456	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d)	The following reconciles segment profits and assets to the respective amounts for the consolidated enterprise:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Homebuilding	Mortgage Banking	Totals
Segment profit	$646,921	$57,754	$704,675
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$638,418	$57,754	$696,172

Segment assets	$1,188,450	$106,542	$1,294,992
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Inventory not owned, consolidated per FIN 46	12,807	—	12,807

Total consolidated assets	$1,249,216	$113,889	$1,363,105

As of and For the Year Ended December 31, 2002

	Homebuilding	Mortgage Banking	Totals
Revenues	$3,060,671	$65,454	$3,126,125	(e)
Interest income	729	6,184	6,913	(e)
Interest expense	12,994	1,870	14,864	(e)
Depreciation and amortization	7,036	621	7,657	(e)
Segment profit	489,408	46,615	536,023	(e)
Segment assets	950,639	176,343	1,126,982	(f)
Expenditures for segment assets	11,815	447	12,262	(e)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$950,639	$176,343	$1,126,982
Add: Excess reorganization value and goodwill	47,959	7,347	55,306

Total consolidated assets	$998,598	$183,690	$1,182,288

3.	Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. At December 31, 2003, NVR was accounting for its variable interests in variable interest entities under the originally issued FIN 46. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed-price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2004, the Company controlled approximately 83,500 lots with deposits in cash and letters of credit totaling approximately $404,000 and $13,000, respectively. As of December 31, 2003, the Company controlled approximately 70,000 lots with deposits in cash and letters of credit totaling approximately $285,000 and $14,000, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters fixed-price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed-price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling limited partner and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed-price purchase agreement to purchase lots from these LLC’s.

At December 31, 2004, NVR had an aggregate investment in eleven (11) separate LLC’s totaling approximately $12,800, which controlled approximately 950 lots. At December 31, 2003, NVR had an aggregate investment in fourteen (14) separate LLC’s totaling approximately $14,700, which controlled approximately 1,450 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the years ended December 31, 2004, 2003 and 2002, NVR reduced cost of sales by approximately $369, $389 and $296, respectively, which represented NVR’s share of the earnings of the LLC’s.

Forward contracts, such as the fixed-price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed-price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it or the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR generally does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The Company has evaluated all of its fixed-price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of nineteen (19) of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2004, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2004 was the inclusion on the balance sheet of $89,924 as Assets not owned, consolidated per FIN 46 with a corresponding inclusion of $63,568 as Liabilities related to inventory not owned, consolidated per FIN 46, after elimination of intercompany items. Inclusive in these totals were assets of $16,020 and liabilities of $12,445 estimated for three (3) development entities created after December 31, 2003 that did not provide financial statements.

At December 31, 2003, under FIN 46, the Company evaluated all of its fixed-price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of eight (8) of those development entities with which the agreements and arrangements were held. As a result, at December 31, 2003, NVR had consolidated such development entities in the accompanying consolidated balance sheet. Each of the eight (8) development entities refused to provide financial statements, and NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46 at December 31, 2003 was the inclusion on the balance sheet of $12,807 as Assets not owned, consolidated per FIN 46 with a corresponding inclusion of $12,071 as Liabilities related to inventory not owned, consolidated per FIN 46, after elimination of intercompany items.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Following are the consolidating schedules at December 31, 2004:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$362,458	$—	$—	$362,458
Receivables	14,020	—	—	14,020
Homebuilding inventory	588,540	—	—	588,540
Property, plant and equipment, net	25,330	—	—	25,330
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	403,848	—	(18,889)	384,959
Other assets	117,245	—	(7,467)	109,778

	1,559,400	—	(26,356)	1,533,044

Mortgage banking assets:	154,999	—	—	154,999

FIN 46R Entities:
Land under development	—	85,380	—	85,380
Other assets	—	4,544	—	4,544

	—	89,924	—	89,924

Total assets	$1,714,399	$89,924	$(26,356)	$1,777,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$449,817	$—	$—	$449,817
Customer deposits	203,835	—	—	203,835
Other term debt	4,077	—	—	4,077
Senior notes	200,000	—	—	200,000

	857,729	—	—	857,729

Mortgage banking liabilities:	21,675	—	—	21,675

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	1,960	(131)	1,829
Debt	—	45,022	—	45,022
Contract land deposits	—	18,889	(18,889)	—
Advances from NVR, Inc.	—	6,795	(6,795)	—
Minority interest	—	—	16,717	16,717

	—	72,666	(9,098)	63,568

Equity	834,995	17,258	(17,258)	834,995

Total liabilities and shareholders’ equity	$1,714,399	$89,924	$(26,356)	$1,777,967

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Following are the consolidating schedules at December 31, 2003:

	NVR, Inc. and Subsidiaries	FIN 46 Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$228,589	$—	$—	$228,589
Receivables	9,550	—	—	9,550
Homebuilding inventory	523,773	—	—	523,773
Property, plant and equipment, net	24,531	—	—	24,531
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	285,168	—	(736)	284,432
Other assets	117,575	—	—	117,575

	1,237,145	—	(736)	1,236,409

Mortgage banking assets:	113,889	—	—	113,889

FIN 46R Entities:
Land under development	—	12,807	—	12,807

Total assets	$1,351,034	$12,807	$(736)	$1,363,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$429,136	$—	$—	$429,136
Customer deposits	157,005	—	—	157,005
Other term debt	4,519	—	—	4,519
Senior notes	200,000	—	—	200,000

	790,660	—	—	790,660

Mortgage banking liabilities:	65,506	—	—	65,506

FIN 46R Entities:
Contract land deposits	—	736	(736)	—
Minority interest	—	—	12,071	12,071

	—	736	11,335	12,071

Equity	494,868	12,071	(12,071)	494,868

Total liabilities and shareholders’ equity	$1,351,034	$12,807	$(736)	$1,363,105

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR has been unable to obtain the information necessary to perform the accounting required to consolidate twenty-one (21) separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $21,430 to these twenty-one (21) separate development entities, with a total aggregate purchase price for the finished lots of approximately $151,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these twenty-one (21) development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the years ended December 31, 2004, 2003 and 2002. Aggregate activity with respect to the twenty-one (21) development entities is included in the following table:

	December 31,
	2004	2003	2002
Finished lots purchased - dollars	$47,075	$11,298	$3,735
Finished lots purchased – units	479	160	54

4.	Related Party Transactions

During 2004, 2003, and 2002, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by a member of the Board of Directors. These transactions were approved by a majority of the disinterested members of the Board of Directors. Purchases from Elm Street Development totaled approximately $8,200, $15,000, and $13,200 during 2004, 2003 and 2002, respectively. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2004 over the next 36 months for an aggregate purchase price of approximately $86,000.

In 2003, NVR entered into a forward lot purchase agreement with Comstock Blooms Mill II, LLC, an entity controlled 100% by an entity in which the Company’s Chairman and Chief Executive Officer’s son-in-law is a principal. This purchase agreement was approved by a majority of the disinterested members of the Board of Directors. Under this agreement, NVR purchased, at market prices, finished lots with an aggregate purchase price of approximately $4,000 and $2,000 during 2004 and 2003, respectively. No additional lots remain to be purchased under this agreement as of December 31, 2004.

5.	Property, Plant and Equipment, net

	December 31,
	2004	2003
Homebuilding:
Office facilities and other	$7,719	$7,109
Model home furniture and fixtures	17,150	14,542
Manufacturing facilities	18,628	16,850
Property under capital leases	7,631	7,631

	51,128	46,132
Less: accumulated depreciation	(25,798)	(21,601)

	$25,330	$24,531

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	December 31,
	2004	2003
Mortgage Banking:
Office facilities and other	$3,126	$2,821
Less: accumulated depreciation	(2,130)	(1,946)

	$996	$875

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in note 6.

6.	Debt

	December 31,
	2004	2003
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$4,077	$4,519

Senior notes (c)	$200,000	$200,000

Mortgage Banking:
Mortgage warehouse revolving credit (d)	$9,726	$53,340
Mortgage repurchase facility (e)	—	—

	$9,726	$53,340

(a)	The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”) that currently provides for unsecured borrowings up to $150,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $21,794 and $20,696 were outstanding at December 31, 2004 and 2003, respectively. The Facility expires in August 2007 and outstanding amounts bear interest at either (i) the prime rate plus an applicable margin based on NVR’s credit rating and/or debt to capital ratio or (ii) Libor plus applicable margin as defined above. The weighted-average interest rates for the amounts outstanding under the Facility were 4.0% and 2.7% for 2004 and 2003, respectively. At December 31, 2004, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

The Facility contains numerous operating and financial covenants, including required levels of net worth, fixed charge coverage ratios, and several other covenants related to the construction operations of NVR. At December 31, 2004, NVR was in compliance with all covenants under the Facility. In addition, the Facility contains restrictions on the ability of NVR to make investments and also limits the Company’s ability to pay cash dividends to shareholders and repurchase its common stock.

(b)	The capital lease obligations have fixed interest rates ranging from 3.8% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $4,322 and $4,663 at December 31, 2004 and 2003, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2004:

Years ending December 31,
2005	$811
2006	668
2007	657
2008	657
2009	680
Thereafter	3,584

7,057
Amount representing interest	(2,980)

$4,077

(c)	On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company’s debt securities (the “1998 Shelf Registration”). The 1998 Shelf Registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2004, NVR had $55,000 available for issuance under the 1998 Shelf Registration.

On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under the 1998 Shelf Registration. The offering of the Notes resulted in aggregate net proceeds of approximately $199,400, after deducting offering expenses. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under NVR’s existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. The Company may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest.

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

On May 27, 2004, NVR filed a shelf registration statement with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants (the “2004 Shelf Registration”). The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration for general corporate purposes. As of December 31, 2004, no amounts have been issued under the 2004 Shelf Registration. This discussion of the 2004 Shelf Registration does not constitute an offer of any securities for sale.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(d)	The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $175,000. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 1.9% and 1.8% during 2004 and 2003, respectively. The average interest rate for amounts outstanding at December 31, 2004 was 1.3%. Mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is an annually renewable facility and currently expires in August 2005.

The Mortgage Warehouse Revolving Credit agreement includes, among other items, restrictions on NVRM incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. As of December 31, 2004, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $131,000.

(e)	NVRM currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding thereunder accrue interest at various rates tied to the Libor rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facility generally requires NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. There were no borrowings under the uncommitted facility during 2004. The weighted-average interest rate for amounts outstanding under the uncommitted facility was 1.8% during 2003. The average amount outstanding under this uncommitted facility was $1,045 during 2003.

* * * * *

Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Notes as of December 31, 2004 are as follows:

Years ending December 31,
2005	$10,069
2006	229
2007	245
2008	276
2009	335
Thereafter	202,649

Total	$213,803

The $10,069 maturing in 2005 includes $9,726 of borrowings under the Mortgage Warehouse Revolving Credit facility that was repaid in January 2005. The $202,649 maturing subsequent to 2009 includes $200,000 of Senior Notes maturing in June 2010.

7.	Common Stock

There were 6,574,078 and 6,727,341 common shares outstanding at December 31, 2004 and 2003, respectively. As of December 31, 2004, NVR had reacquired a total of approximately 18,221,000 shares of NVR common stock at an aggregate cost of approximately $1,663,000 since December 31, 1993. The Company repurchased 674,694 and 1,103,968 shares at an aggregate purchase price of approximately $307,600 and $460,400 during 2004 and 2003, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

In addition, during 2002, 170,732 shares of the Company’s common stock were purchased at an aggregate purchase price of $37,469 by the Company’s rabbi trust, which holds the investments for the Deferred Compensation Plan. These shares were recorded in the Company’s treasury stock account until such shares vested under the respective compensation plan. As of December 31, 2004, all of these shares were vested and had been transferred from the treasury account to the rabbi trust. During each of 2004 and 2003, 56,911 such shares vested and were transferred to the rabbi trust (see note 9 for discussion of the deferred compensation plan).

There have been approximately 4,197,000 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. The Company issued 464,520 and 757,221 such shares during 2004 and 2003, respectively.

8.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Current:
Federal	$288,069	$230,477	$187,356
State	61,503	49,333	38,866
Deferred:
Federal	(632)	(2,849)	(18,116)
State	(139)	(580)	(3,553)

	$348,801	$276,381	$204,553

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$92,661	$110,171	$101,172

Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2004	2003
Deferred tax assets:
Other accrued expenses	$36,369	$29,415
Deferred compensation	30,973	38,486
Uniform capitalization	6,896	5,950
Other	3,069	4,001

Total deferred tax assets	77,307	77,852
Less: deferred tax liabilities	3,661	2,963

Net deferred tax position	$73,646	$74,889

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $595,193 and $398,040 for the years ended December 31, 2004 and 2003.

A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Income taxes computed at the Federal statutory rate	$305,202	$243,661	$187,608
State income taxes, net of Federal income tax benefit	42,521	31,690	22,953
Other, net	1,078	1,030	(6,008)

	$348,801	$276,381	$204,553

The Company’s effective tax rate in 2004, 2003 and 2002 was 40.0%, 39.7% and 38.2%, respectively. The lower effective tax rate in 2002 was primarily attributable to the amendment of a long-term cash incentive plan requiring executive officers to defer receipt of payments due under the plan until separation of service with the Company. The effect of this amendment converted compensation expensed prior to January 1, 2002 from a permanent tax difference to a temporary tax difference, producing an approximate $7,800 deferred tax benefit.

9.	Profit Sharing and Incentive Plans

Profit Sharing Plans—NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the “Board”). The combined plan contribution for the years ended December 31, 2004, 2003 and 2002 was $12,488, $10,787 and $10,007, respectively. The ESOP purchased approximately 26,000 shares of NVR common stock in the open market for each of the 2004 and 2003 plan year contributions using cash contributions provided by the Company. As of December 31, 2004, all shares held by the ESOP have been allocated to participants’ accounts other than the 2004 plan year contribution, which had been committed to be released to participants’ accounts, and was fully allocated to participants in January 2005.

High Performance Compensation Plans—During 2004, 2003 and 2002, NVR recognized $4,227 $8,948 and $32,959, respectively, of compensation costs related to the High Performance Plan (the “HP Plan”), a long-term cash compensation program for executive officers and other key personnel. During 2002, the Compensation Committee of the Board of Directors terminated the HP Plan. All amounts that have been earned by participants under the HP Plan were fully vested as of December 31, 2004, and thus, all amounts have been fully accrued.

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

During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (The “2000 Plan”). There are 2,000,000 non-qualified stock options (“Options”) authorized under the 2000 Plan. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant, with vesting contingent upon continued employment.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Stock option activity for the management option plans for the years presented is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1993 NVR Share Options
Options outstanding at the beginning of the year	7,903	$7.69	21,153	$7.60	144,403	$7.73
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(900)	$5.29	(13,250)	$7.55	(123,250)	$7.75

Outstanding at end of year	7,003	$8.00	7,903	$7.69	21,153	$7.60

Exercisable at end of year	7,003	$8.00	7,903	$7.69	21,153	$7.60

1994 NVR Share Options
Options outstanding at the beginning of the year	5,695	$15.34	7,362	$15.04	10,162	$17.46
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(2,000)	$14.00	(1,667)	$14.00	(2,800)	$26.68

Outstanding at end of year	3,695	$16.07	5,695	$15.34	7,362	$15.04

Exercisable at end of year	3,695	$16.07	5,695	$15.34	7,362	$15.04

1996 Option Plan
Options outstanding at the beginning of the year	401,420	$93.83	1,074,076	$27.24	1,755,819	$21.48
Granted	1,625	$698.46	37,644	$500.00	8,000	$287.38
Canceled	(3,017)	$119.56	—	$—	(11,149)	$62.02
Exercised	(204,008)	$33.23	(710,300)	$14.66	(678,594)	$15.26

Outstanding at end of year	196,020	$161.52	401,420	$93.83	1,074,076	$27.24

Exercisable at end of year	122,435	$56.20	294,111	$30.85	969,576	$15.06

1998 Option Plan
Options outstanding at the beginning of the year	981,024	$55.31	994,000	$49.62	998,500	$49.66
Granted	28,002	$607.25	13,856	$451.03	—	$—
Canceled	(14,332)	$49.60	(26,203)	$49.27	(4,500)	$58.46
Exercised	(239,362)	$50.36	(629)	$44.91	—	$—

Outstanding at end of year	755,332	$77.44	981,024	$55.31	994,000	$49.62

Exercisable at end of year	401,154	$49.21	326,668	$49.65	—	$—

2000 Option Plan
Options outstanding at the beginning of the year	1,921,475	$200.90	1,891,100	$194.01	1,823,100	$188.86
Granted	139,219	$469.61	79,700	$356.41	83,700	$305.35
Canceled	(71,425)	$217.59	(49,325)	$187.84	(15,700)	$189.00
Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	1,989,269	$219.11	1,921,475	$200.90	1,891,100	$194.01

Exercisable at end of year	—	$—	—	$—	—	$—

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
1993 NVR Share Options
Outstanding and exercisable at December 31, 2004:
$5.29 - $8.21	7,003	$8.00	1.7
1994 NVR Share Options
Outstanding and exercisable at December 31, 2004:
$14.00 - $25.00	3,695	$16.07	2.5
1996 Option Plan
Outstanding at December 31, 2004:
$10.63	48,750	$10.63	1.4
$20.81 - $25.00	22,705	$21.22	2.9
$38.00 - $44.38	5,950	$39.71	4.7
$72.00	10,668	$72.00	5.7
$92.15 - $114.25	33,181	$105.06	5.7
$146.00 - $180.00	30,164	$155.21	6.4
$278.00 - $315.50	5,333	$287.37	7.5
$500.00	37,644	$500.00	8.8
$671.00 - $760.25	1,625	$698.46	9.9
Exercisable at December 31, 2004:
$10.63	48,750	$10.63	1.4
$20.81 - $25.00	22,705	$21.22	2.9
$38.00 - $44.38	5,950	$39.71	4.7
$72.00	10,668	$72.00	5.7
$92.15 - $114.25	16,364	$105.05	5.7
$146.00 - $180.00	15,332	$155.99	6.4
$278.00 - $315.50	2,666	$287.37	7.5
1998 Option Plan
Outstanding at December 31, 2004:
$44.38 - $62.13	679,978	$47.85	4.4
$72.00 - $91.25	34,996	$79.40	5.8
$500.00 - $551.00	26,357	$527.09	9.3
$663.50	14,001	$663.50	9.9
Exercisable at December 31, 2004:
$44.38 - $62.13	383,657	$47.83	4.4
$72.00 - $91.25	17,497	$79.40	5.8
2000 Option Plan *
Outstanding at December 31, 2004:
$158.30 - $202.05	1,703,850	$188.82	6.3
$269.35 - $296.50	23,000	$281.90	7.6
$313.12 - $369.75	115,000	$338.28	8.0
$409.00 - $449.90	22,200	$433.47	9.0
$451.00 - $484.20	114,769	$460.36	9.3
$504.00 - $550.00	4,750	$526.86	9.7
$625.00 - $748.00	5,700	$668.02	9.9

*	None of the options outstanding under the 2000 Option Plan are exercisable at December 31, 2004.

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

During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Directors’ Long Term Stock Option Plan (the “1996 Directors’ Plan”). Under this plan, there were 192,000 options to purchase shares of common stock authorized and granted to the Company’s outside directors. There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and were fully vested as of December 31, 2001. The weighted average remaining contractual life in years is 1.4.

During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. A total of 87,500 options were granted at an exercise price of $49.06, and 34,000 options were granted at $369.75. All options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002 or December 31, 2006, as determined by the date of grant. The weighted average remaining contractual life in years for the options granted at $49.06 and $369.75 is 4.4 and 7.3, respectively.

The members of Board of Directors also participate in the 2000 Broadly-Based Stock Option Plan, as described previously herein.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Stock option activity for the director option plans for the years presented is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
1993 Directors’ Plan
Options outstanding at the beginning of the year	—	$—	—	$—	22,750	$16.60
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(22,750)	$16.60

Outstanding at end of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—	—	$—

1996 Directors’ Plan
Options outstanding at the beginning of the year	28,000	$10.25	50,000	$10.25	106,000	$10.25
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(12,000)	$10.25	(22,000)	$10.25	(56,000)	$10.25

Outstanding at end of year	16,000	$10.25	28,000	$10.25	50,000	$10.25

Exercisable at end of year	16,000	$10.25	28,000	$10.25	50,000	$10.25

1998 Directors’ Plan
Options outstanding at the beginning of the year	99,625	$158.51	109,000	$149.09	75,000	$49.06
Granted	—	$—	—	$—	34,000	$369.75
Canceled	—	$—	—	$—	—	$—
Exercised	(6,250)	$49.06	(9,375)	$49.06	—	$—

Outstanding at end of year	93,375	$165.83	99,625	$158.51	109,000	$149.09

Exercisable at end of year	40,625	$49.06	28,125	$49.06	18,750	$49.06

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

The rabbi trust account held 549,029 and 510,118 shares of NVR common stock as of December 31, 2004 and 2003, respectively. During 2004, 18,000 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. In addition, 56,911 shares of NVR common stock were contributed to the rabbi trust in 2004. These contributions were related to benefits earned and vested under the 1999 High Performance Plan. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for the years ended December 31, 2004, 2003 and 2002.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

10.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2004 are as follows:

Years ended December 31,
2005	$20,077
2006	14,510
2007	11,190
2008	9,373
2009	7,363
Thereafter	29,223

$91,736

Total rent expense incurred under operating leases was approximately $30,223, $25,790, and $21,586 for the years ended December 31, 2004, 2003 and 2002, respectively.

NVR is not in the land development business. The Company purchases finished lots under fixed-price purchase agreements, which require deposits which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. At December 31, 2004, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $133,000. In addition, at December 31, 2004, the Company was committed to purchasing approximately 20 finished lots at an aggregate purchase price of $1,200 under a specific performance contract.

During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $27,791 (including $21,794 for letters of credit as described in note 6(a) herein) of contingent obligations under such agreements as of December 31, 2004. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve for the years ended December 31, 2004 and 2003:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	2004	2003
Warranty reserve, beginning of year	$35,324	$32,255
Provision	38,178	36,525
Payments	(31,183)	(33,456)

Warranty reserve, end of year	$42,319	$35,324

NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of NVR.

11.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding operations	$860,685	$984,833	$1,146,271	$1,255,714
Gross profit – homebuilding operations	$217,674	$248,855	$298,076	$326,612
Mortgage banking fees	$16,108	$16,543	$20,248	$19,320
Net income	$100,617	$115,970	$147,679	$158,938
Diluted earnings per share	$12.58	$14.82	$19.04	$20.13
Contracts for sale, net of cancellations (units)	3,318	4,001	2,718	3,194
Settlements (units)	2,709	3,010	3,433	3,597
Backlog, end of period (units)	7,499	8,490	7,775	7,372
Loans closed	$523,339	$628,598	$739,834	$824,859

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues-homebuilding Operations	$723,375	$828,563	$956,848	$1,092,131
Gross profit – homebuilding operations	$183,938	$205,353	$237,341	$262,424
Mortgage banking fees	$17,756	$17,883	$20,844	$20,164
Net income	$87,806	$95,092	$109,403	$127,490
Diluted earnings per share	$10.10	$10.90	$12.55	$14.91
Contracts for sale, net of cancellations (units)	2,907	4,112	2,492	3,072
Settlements (units)	2,506	2,853	3,189	3,502
Backlog, end of period (units)	6,758	8,017	7,320	6,890
Loans closed	$514,897	$579,657	$624,637	$650,676