Form 10-Q
period 2005-03-31
NVR INC
filed 2005-05-05
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 27, 2005 there were 6,360,948 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$248,839	$362,458
Receivables	17,119	14,020
Inventory:
Lots and housing units, covered under sales agreements with customers	640,339	538,770
Unsold lots and housing units	47,588	40,052
Manufacturing materials and other	4,453	9,718

	692,380	588,540

Contract land deposits	418,482	384,959
Assets not owned, consolidated per FIN 46R	144,255	89,924
Property, plant and equipment, net	25,299	25,330
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	10,579	6,379
Definite life intangibles, net	469	—
Other assets	115,890	109,778

	1,714,892	1,622,968

Mortgage Banking:
Cash and cash equivalents	4,860	4,907
Mortgage loans held for sale, net	113,991	138,595
Mortgage servicing rights, net	114	126
Property and equipment, net	930	996
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,392	3,028

	129,634	154,999

Total assets	$1,844,526	$1,777,967

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(Dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$205,106	$215,002
Accrued expenses and other liabilities	188,576	177,041
Customer deposits	230,580	203,835
Liabilities related to assets not owned, consolidated per FIN 46R	111,571	63,568
Obligations under incentive plans	15,646	57,774
Other term debt	3,983	4,077
Senior notes	200,000	200,000

	955,462	921,297

Mortgage Banking:
Accounts payable and other liabilities	4,715	11,949
Note payable	98,378	9,726

	103,093	21,675

Total liabilities	1,058,555	942,972

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 and 20,597,709 shares issued as of March 31, 2005 and December 31, 2004, respectively	206	206
Additional paid-in-capital	458,249	406,705
Deferred compensation trust –547,697 and 549,029 shares as of March 31, 2005 and December 31, 2004, respectively, of NVR, Inc. common stock	(76,303)	(76,366)
Deferred compensation liability	76,303	76,366
Retained earnings	2,028,999	1,911,069
Less treasury stock at cost – 14,085,765 and 14,023,631 shares at March 31, 2005 and December 31, 2004, respectively	(1,701,483)	(1,482,985)

Total shareholders’ equity	785,971	834,995

Total liabilities and shareholders’ equity	$1,844,526	$1,777,967

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Homebuilding:
Revenues	$939,252	$860,685
Other income	2,059	646
Cost of sales	(679,547)	(643,011)
Selling, general and administrative	(72,415)	(58,482)

Operating income	189,349	159,838
Interest expense	(2,924)	(2,915)

Homebuilding income	186,425	156,923

Mortgage Banking:
Mortgage banking fees	14,180	16,108
Interest income	916	953
Other income	215	169
General and administrative	(6,636)	(6,212)
Interest expense	(175)	(246)

Mortgage banking income	8,500	10,772

Income before taxes	194,925	167,695
Income tax expense	(76,995)	(67,078)

Net income	$117,930	$100,617

Basic earnings per share	$17.71	$15.27

Diluted earnings per share	$14.38	$12.58

Basic average shares outstanding	6,659	6,591

Diluted average shares outstanding	8,200	7,997

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$117,930	$100,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,406	2,076
Mortgage loans closed	(388,093)	(394,290)
Proceeds from sales of mortgage loans	417,844	382,129
Principal payments on mortgage loans held for sale	4,539	4,676
Gain on sale of loans	(9,690)	(12,095)
Net change in assets and liabilities:
Increase in inventories	(100,027)	(35,604)
Increase in receivables	(2,463)	(8,604)
Increase in contract land deposits	(39,386)	(16,896)
Increase in accounts payable, customer deposits and accrued expenses	92,726	59,988
Decrease in obligations under incentive plans	(42,128)	(31,870)
Other, net	(6,683)	(436)

Net cash provided by operating activities	46,975	49,691

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,166)	(1,917)
Business acquisition, net of cash acquired	(7,465)	—
Other, net	141	330

Net cash used in investing activities	(9,490)	(1,587)

Cash flows from financing activities:
Net borrowings under notes payable and other term debt	88,558	36,532
Purchase of treasury stock	(248,406)	(113,937)
Proceeds from exercise of stock options	8,697	8,380

Net cash used by financing activities	(151,151)	(69,025)

Net decrease in cash and cash equivalents	(113,666)	(20,921)
Cash and cash equivalents, beginning of the period	367,365	232,219

Cash and cash equivalents, end of period	$253,699	$211,298

Supplemental disclosures of cash flow information:
Interest paid during the period	$447	$520

Income taxes paid, net of refunds	$6,105	$31,867

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46	$6,328	$21,737

Tax benefit from stock-based compensation activity	$72,755	$27,453

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three-month periods ended March 31, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Certain prior year balances within the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation.

2. Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed-price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2005, the Company controlled approximately 88,600 lots with deposits in cash and letters of credit totaling approximately $443,000 and $12,600, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three specific performance contracts pursuant to which the Company is committed to purchasing approximately 160 finished lots at an aggregate purchase price of approximately $3,700. None of the creditors of any of the development entities with which NVR enters fixed-price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed-price purchase agreements.

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

At March 31, 2005, NVR had an aggregate investment in eleven (11) separate LLC’s totaling approximately $12,700, which controlled approximately 930 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the quarters ended March 31, 2005 and 2004, NVR reduced cost of sales by approximately $112 and $103, respectively, which represented NVR’s share of the earnings of the LLC’s.

Forward contracts, such as the fixed-price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed-price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it, or, conversely, the owner(s) of the applicable development entity, is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR generally does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of the primary beneficiary evaluation. In many instances, these development entities provide NVR little, if any, financial information. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary.

The Company has evaluated all of its fixed-price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-five (25) of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2005, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at March 31, 2005 was the inclusion on the balance sheet of $144,255 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $111,571 as Liabilities related to inventory not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of $31,736 and liabilities of $26,226 estimated for five (5) development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following is the consolidating schedule at March 31, 2005:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$248,839	$—	$—	$248,839
Receivables	17,119	—	—	17,119
Homebuilding inventory	692,380	—	—	692,380
Property, plant and equipment, net	25,299	—	—	25,299
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and other intangibles, net	11,048	—	—	11,048
Contract land deposits	443,364	—	(24,882)	418,482
Other assets	123,692	—	(7,802)	115,890

	1,603,321	—	(32,684)	1,570,637

Mortgage banking assets:	129,634	—	—	129,634

FIN 46R Entities:
Land under development	—	133,667	—	133,667
Other assets	—	10,588	—	10,588

	—	144,255	—	144,255

Total assets	$1,732,955	$144,255	$(32,684)	$1,844,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$409,328	$—	$—	$409,328
Customer deposits	230,580	—	—	230,580
Other term debt	3,983	—	—	3,983
Senior notes	200,000	—	—	200,000

	843,891	—	—	843,891

Mortgage banking liabilities:	103,093	—	—	103,093

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	2,056	(109)	1,947
Debt	—	72,738	—	72,738
Contract land deposits	—	24,882	(24,882)	—
Advances from NVR, Inc.	—	7,179	(7,179)	—
Minority interest	—	—	36,886	36,886

	—	106,855	4,716	111,571

Equity	785,971	37,400	(37,400)	785,971

Total liabilities and shareholders’ equity	$1,732,955	$144,255	$(32,684)	$1,844,526

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR has been unable to obtain the information necessary to perform the accounting required to consolidate nineteen (19) separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $21,590 to these nineteen (19) separate development entities, with a total aggregate purchase price for the finished lots of approximately $151,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these nineteen (19) development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the quarters ended March 31, 2005 and 2004. Aggregate activity with respect to the nineteen (19) development entities is included in the following table:

	Three Months Ended March 31,
	2005	2004
Finished lots purchased - dollars	$8,517	$9,696
Finished lots purchased - units	97	97

3. Stock-Based Compensation

At March 31, 2005, the Company had seven active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. See Note 7 to the condensed consolidated financial statements for a discussion of the Company’s adoption of the provisions of SFAS 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$117,930	$100,617
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,280)	(4,628)

Pro forma net income	$111,650	$95,989

Earnings per share:
Basic—as reported	$17.71	$15.27

Basic—pro forma	$16.77	$14.56

Diluted—as reported	$14.38	$12.58

Diluted—pro forma	$13.82	$12.23

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three months ended March 31, 2005 and 2004:

	2005	2004
Basic weighted average number of shares outstanding	6,659,000	6,591,000
Shares issuable upon exercise of dilutive options	1,541,000	1,406,000

Diluted average number of shares outstanding	8,200,000	7,997,000

Options issued under equity plans to purchase 1,750 and 87,834 shares of common stock were outstanding during the quarters ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2004	$206	$406,705	$1,911,069	$(1,482,985)	$(76,366)	$76,366	$834,995

Net income	—	—	117,930	—	—	—	117,930
Deferred compensation activity	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(248,406)	—	—	(248,406)
Stock option activity	—	8,697	—	—	—	—	8,697
Tax benefit from stock-based compensation activity	—	72,755	—	—	—	—	72,755
Treasury shares issued upon option exercise	—	(29,908)	—	29,908	—	—	—

Balance, March 31, 2005	$206	$458,249	$2,028,999	$(1,701,483)	$(76,303)	$76,303	$785,971

Approximately 243,000 options to purchase shares of the Company’s common stock were exercised during the first three months of 2005. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased 315,450 shares of its common stock at an aggregate purchase price of $248,406 during the three months ended March 31, 2005.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Three Months Ended March 31, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$939,252	$14,180	$953,432	(a)
Segment profit	186,456	8,500	194,956	(b)
Segment assets	1,518,009	122,287	1,640,296	(b)

(a)    Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)    The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$186,456	$8,500	$194,956
Less: amortization of definite life intangibles	(31)	—	(31)

Consolidated income before income taxes	$186,425	$8,500	$194,925

Segment assets	$1,518,009	$122,287	$1,640,296
Add: Excess reorganization value, goodwill and indefinite life intangibles, net	52,159	7,347	59,506
Definite life intangibles, net	469	—	469
Assets not owned, consolidated per FIN 46R	144,255	—	144,255

Total consolidated assets	$1,714,892	$129,634	$1,844,526

For the Three Months Ended March 31, 2004

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$860,685	$16,108	$876,793	(c)
Segment profit	156,923	10,772	167,695	(c)
Segment assets	1,209,491	124,210	1,333,701	(d)

(c)    Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d)    The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment assets	$1,209,491	$124,210	$1,333,701
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Assets not owned, consolidated per FIN 46R	60,630	—	60,630

Total consolidated assets	$1,318,080	$131,557	$1,449,637

7. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In April 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R. SFAS 123R is now effective as of the beginning of the first interim or annual reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for NVR beginning in the first quarter of 2006. The Company is currently evaluating the requirements of SFAS 123R and although it expects the effect of adopting SFAS 123R to be consistent with its pro forma financial results presented in its disclosure currently required by SFAS 123 (see Note 3 to the condensed consolidated financial statements), the granting of additional equity awards prior to the adoption of SFAS 123R could materially increase the compensation expense recognized under SFAS 123R. Specifically, the Company has approximately 60,000 stock options still available for issuance under existing equity benefit plans, and has requested that the Company’s shareholders approve, at the Company’s Annual Meeting to be held in May 2005, the adoption of a new equity benefit plan that provides for the issuance of up to 500,000 stock options.

8. Excess Reorganization Value, Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2005 and determined that there was no impairment of either goodwill or excess reorganization value.

During January 2005, NVR acquired substantially all of the assets of Marc Homebuilders, Inc. (“Marc”), a homebuilder in Columbia, South Carolina. Marc settled approximately 230 homes during 2004 under the Rymarc trade name, generating approximately $27,000 in revenue. The Company has recorded in the attached condensed consolidated balance sheet certain indefinite and definite life intangible assets in an amount equal to the excess of the purchase price over the fair value of the net assets acquired. If certain performance benchmarks are met, an additional payment of $1,500 will be made to Marc, which will be recorded as additional goodwill.

9. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2005 and 2004:

	2005	2004
Warranty reserve, beginning of period	$42,319	$35,324
Provision	7,689	7,282
Payments	(8,394)	(6,629)

Warranty reserve, end of period	$41,614	$35,977

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control. NVR has no obligation to update such forward-looking statements. For additional information regarding risk factors, see NVR’s Annual Report on Form 10-K for the year ended December 31, 2004.

Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Overview

Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We operate in the following markets:

Washington:	Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia, and West Virginia
Baltimore:	Baltimore, MD metropolitan area and adjacent counties in Pennsylvania
North:	Delaware, Maryland Eastern Shore, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA

We believe that we operate our business with a conservative operating strategy. We do not engage in land development and primarily construct homes on a pre-sold basis. This strategy allows us to maximize inventory turnover, which enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital. In addition, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets which management believes contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.

Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to deliver finished lots timely to meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2005, we controlled approximately 88,600 lots with deposits in cash and letters of credit totaling approximately $443,000 and $12,600, respectively.

Consolidated revenues and net income for the quarter ended March 31, 2005 increased 9% and 17%, respectively, from the same period in 2004. The increase in net income resulted in a 14% increase in diluted earnings per share in the first quarter of 2005 as compared to the first quarter of 2004.

Homebuilding Segment

The following table summarizes homebuilding settlements, new orders and backlog unit activity by region for the quarters ended March 31, 2005 and 2004:

	2005	2004
Settlements:
Washington	629	709
Baltimore	341	392
North	1,019	1,131
South	626	477

Total	2,615	2,709

Average settlement price	$358.7	$317.0

New Orders:
Washington	911	981
Baltimore	427	399
North	1,313	1,305
South	661	633

Total	3,312	3,318

Average new order price	$401.4	$343.6

Backlog:
Washington	2,835	2,536
Baltimore	902	968
North	3,043	2,795
South	1,361	1,200

Total	8,141	7,499

Average backlog price	$406.2	$347.4

The following table summarizes the results of operations for the homebuilding segment for the quarters ended March 31, 2005 and 2004:

	2005	2004
Revenues	$939,252	$860,685
Cost of sales	$679,547	$643,011
Gross profit margin percentage	27.7%	25.3%
Selling, general and administrative expenses	$72,415	$58,482

Three Months Ended March 31, 2005 and 2004

Homebuilding revenues increased 9% for the first quarter of 2005 from the same period in 2004 as a result of a 13% increase in the average settlement price, offset partially by a 3.5% decrease in the number of homes settled. Average settlement prices increased throughout a majority of our markets quarter over quarter primarily as a result of strong housing demand in prior quarters within these markets. The decrease in the number of units settled in the first quarter of 2005 as compared to the same period in 2004 is primarily attributable to development delays in several of our markets. These development delays have resulted in lot supply constraints in certain markets primarily within the Washington, Baltimore and North regions. These development delays may continue into the foreseeable future.

The increase in gross profit margins in the first quarter of 2005 as compared to the first quarter of 2004 is attributable to favorable market conditions, which provided us the opportunity to increase sales prices in a majority of our markets in excess of rising lot and material costs. Gross margins in future periods may be negatively impacted by the current trend of higher lot, lumber and other commodity costs, if we are unable to offset these higher costs with increased selling prices.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2005 increased approximately $14,000 from the first quarter of 2004, and as a percentage of revenues increased to 7.7% from 6.8%. The increase in general and administrative expenses is primarily attributable to increases in personnel costs, including wages and other employment costs of approximately $8,600 related to higher staffing levels to support our current growth plans. The increase in selling and marketing costs of approximately $3,900 is primarily attributable to increased advertising and model home costs associated with an increase in the average number of active communities to 481 in the first quarter of 2005 as compared to 451 communities in the same period in 2004.

Backlog units and dollars were 8,141 and $3,306,804, respectively, at March 31, 2005 compared to 7,499 and $2,605,120, respectively, at March 31, 2004. The increase in backlog units is attributable to a 7% higher beginning backlog for the 2005 period compared to the 2004 period and to a slower backlog turnover rate quarter over quarter as a result of the aforementioned decrease in settlements due to development delays. New orders for the first quarter of 2005 remained flat with new orders in the same period in 2004, as the increase in the average number of active communities quarter over quarter was offset by an overall lower sales absorption. Sales absorption in certain communities was negatively impacted by a deliberate slow down in sales where development delays have pushed back the expected delivery of finished lots. The backlog dollar increase was impacted by the increase in backlog units and by a 16% increase in the average selling price for the six-month period ended March 31, 2005 as compared to the same period ending March 31, 2004 due primarily to the aforementioned continued strong demand for homes within a majority of our markets during this period.

Mortgage Banking Segment

Three Months Ended March 31, 2005 and 2004

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2005	2004
Loan closing volume:
Total principal	$614,492	$523,339

Segment profit:	$8,500	$10,772

Mortgage Banking Fees:
Net gain on sale of loans	$9,690	$12,095
Title services	4,173	3,779
Servicing	317	234

	$14,180	$16,108

Loan closing volume for the three months ended March 31, 2005 increased 17% over the same period for 2004. The 2005 increase is solely attributable to an increase in the average loan amount due to the homebuilding segment’s higher average selling prices. Unit volume was flat period-to-period. The percentage of the number of loans closed by NVRM for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) increased six (6) percentage points to 87% for the 2005 first quarter compared to 81% for the 2004 first quarter.

Operating income for the three months ended March 31, 2005 decreased approximately $2,300 over 2004. The decrease is primarily due to a continued product mix shift in the comparable periods from fixed rate mortgages to adjustable rate mortgages and brokered mortgages, both of which are generally less profitable products than fixed rate mortgages. The decrease is also due to higher costs incurred of approximately $400 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In April 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R. SFAS 123R is now effective as of the beginning of the first interim or annual reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We are currently evaluating the requirements of SFAS 123R and although we expect the effect of adopting SFAS 123R to be consistent with our pro forma financial results presented in our disclosure currently required by SFAS 123, the granting of additional equity awards prior to the adoption of SFAS 123R could materially increase the compensation expense recognized under SFAS 123R. Specifically, we have approximately 60,000 stock options still available for issuance under existing equity benefit plans, and we have requested that our shareholders approve, at our Annual Meeting to be held in May 2005, the adoption of a new equity benefit plan that provides for the issuance of up to 500,000 stock options.

Liquidity and Capital Resources

We primarily fund our operations from cash flows provided by our operating activity, a short-term credit facility and the public debt and equity markets. In the first quarter of 2005, our operating activities provided cash of $46,975. Cash was primarily provided by homebuilding operations and by the utilization of a tax benefit of approximately $73,000 as a result of stock-based compensation activity. These tax benefits are recorded directly to equity and reduce estimated tax payments. Additionally, cash was provided by an increase in customer deposits of approximately $27,000 attributable to the increase in backlog units. Cash was used to fund the increase in homebuilding inventory of approximately $100,000 as a result of an increase in units under construction at March 31, 2005 as compared to December 31, 2004. Additionally, cash was used to pay incentive bonuses in March 2005, and to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits resulted in our controlling approximately 88,600 lots at March 31, 2005, an increase of approximately 6% from the number of lots under control at December 31, 2004.

Net cash used for investing activities was primarily attributable to the acquisition of Marc Homebuilders, Inc. on January 1, 2005. We purchased substantially all of the assets and assumed certain liabilities of Marc Homebuilders, Inc., a homebuilder in Columbia, South Carolina for $7,600 in cash (see Note 8 to the condensed consolidated financial statements).

Net cash used for financing activities was primarily related to the repurchase of approximately 315,000 shares of our common stock at an aggregate purchase price of $248,406 under our ongoing common stock repurchase program, discussed below, offset by increased borrowings to fund mortgages closed by our mortgage banking operation.

In addition to our homebuilding operating activity, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. The facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. Up to $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $23,384 was outstanding at March 31, 2005. There were no direct borrowings outstanding under the Facility as of March 31, 2005. At March 31, 2005, there were no borrowing base limitations reducing the amount available to us for borrowings.

Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2005. We believe that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $98,378 outstanding under this facility at March 31, 2005. At March 31, 2005, borrowing base limitations reduced the amount available to us for borrowings to approximately $106,500. Our mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at March 31, 2005.

In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the first quarter of 2005. We expect to continue to repurchase our common stock from time to time subject to market conditions and available excess liquidity.

In 2004, we filed a shelf registration statement (“New Shelf”) with the Securities and Exchange Commission (“SEC”) to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the New Shelf effective on June 15, 2004. The proceeds received from future offerings issued under the New Shelf are expected to be used for general corporate purposes. In addition, we have $55,000 available for issuance under an existing shelf registration statement filed with the SEC on January 20, 1998. The existing shelf registration statement, as declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.

We believe that internally generated cash and borrowings available under credit facilities and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital in both our homebuilding and mortgage banking operations.

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

Variable Interest Entities

Revised Financial Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004, requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests.

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements are examined under FIN 46R for possible consolidation by NVR, including certain joint venture limited liability corporations (“LLC’s”) utilized by NVR to acquire finished lots on a limited basis. NVR has developed a methodology to determine whether it, or, conversely, the owner(s) of the applicable development entity, is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s), NVR does not have the ability to compel these development entities to provide financial or other data to assist NVR in the performance of NVR’s primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information to NVR. This lack of direct information from the development entities may result in NVR’s evaluation being conducted solely based on the aforementioned management judgments and estimates. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding NVR’s status or non-status as a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on the Company’s financial statements.

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

Contract Land Deposits

NVR purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. NVR maintains an allowance for losses on contract land deposits that it believes is sufficient to provide for losses in its existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although NVR considers the allowance for losses on contract land deposits reflected on the March 31, 2005 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“FAS 142”). Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2005, and as of March 31, 2005, we believe that excess reorganization value, goodwill or other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2005 balance sheet (see Note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2005. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)

NVR had two repurchase authorizations outstanding during the quarter ended March 31, 2005. On May 3, 2004 (“May Authorization”) and December 16, 2004 (“December Authorization”), NVR publicly announced the board of directors’ approval for NVR to repurchase up to an aggregate of $200,000 and $400,000, respectively, of our common stock in one or more open market and/or privately negotiated transactions. Neither the May Authorization nor the December Authorization have an expiration date. During the quarter ended March 31, 2005, NVR completed the utilization of the May Authorization. NVR repurchased the following shares of its common stock during the first quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	—	—	—	$483,428
February 1-28, 2005 (1)	73,000	$775.71	73,000	$426,801
March 1-31, 2005 (2)	242,450	$791.00	242,450	$235,022
Total	315,450	$787.46	315,450

(1)	All shares were purchased under the May Authorization.
(2)	33,625 shares were purchased at an average price per share of $797.05 under the May Authorization, which fully utilized the May Authorization. 208,825 shares were purchased at an average price per share of $790.03 under the December Authorization. The $235,022 that may yet be purchased relates solely to the December Authorization.

Item 6. Exhibits

(a)	Exhibits:

10.1	Description of the 2005 Annual Incentive Compensation Program. Filed as Exhibit 10.1 to NVR’s Form 8-K filed March 1, 2005.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

Exhibit Number	Description	Page
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	24

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	25

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2005	NVR, Inc.

	By:	/s/ Paul C. Saville
Paul C. Saville
Executive Vice President, Chief Financial
Officer and Treasurer