Form 10-Q
period 2005-06-30
NVR INC
filed 2005-07-29
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12378

NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1394360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 Plaza America Drive, Suite 500

Reston, Virginia 20190

(703) 956-4000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

7601 Lewinsville Road, Suite 300

McLean, Virginia 22102

(703) 761-2000

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

As of July 22, 2005 there were 6,313,344 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited) and the Six Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

	Signature	27

	Exhibit Index	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$259,804	$362,458
Receivables	36,346	14,020
Inventory:
Lots and housing units, covered under sales agreements with customers	754,876	538,770
Unsold lots and housing units	42,419	40,052
Manufacturing materials and other	12,098	9,718

	809,393	588,540
Contract land deposits	478,774	384,959
Assets not owned, consolidated per FIN 46R	163,114	89,924
Property, plant and equipment, net	25,556	25,330
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	10,579	6,379
Definite life intangibles, net	437	—
Other assets	118,876	109,778

	1,944,459	1,622,968

Mortgage Banking:
Cash and cash equivalents	5,275	4,907
Mortgage loans held for sale, net	153,614	138,595
Mortgage servicing rights, net	105	126
Property and equipment, net	925	996
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,886	3,028

	170,152	154,999

Total assets	$2,114,611	$1,777,967

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$240,726	$215,002
Accrued expenses and other liabilities	264,159	177,041
Customer deposits	287,813	203,835
Liabilities related to assets not owned, consolidated per FIN 46R	130,360	63,568
Obligations under incentive plans	30,778	57,774
Other term debt	3,464	4,077
Senior notes	200,000	200,000

	1,157,300	921,297

Mortgage Banking:
Accounts payable and other liabilities	13,149	11,949
Notes payable	127,772	9,726

	140,921	21,675

Total liabilities	1,298,221	942,972

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 and 20,597,709 shares issued as of June 30, 2005 and December 31, 2004, respectively	206	206
Additional paid-in-capital	464,154	406,705
Deferred compensation trust – 547,697 and 549,029 shares of NVR, Inc. common stock as of June 30, 2005 and December 31, 2004, respectively	(76,303)	(76,366)
Deferred compensation liability	76,303	76,366
Retained earnings	2,196,648	1,911,069
Less treasury stock at cost – 14,247,194 and 14,023,631 shares at June 30, 2005 and December 31, 2004, respectively	(1,844,618)	(1,482,985)

Total shareholders’ equity	816,390	834,995

Total liabilities and shareholders’ equity	$2,114,611	$1,777,967

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Homebuilding:
Revenues	$1,257,248	$984,833	$2,196,500	$1,845,518
Other income	874	681	2,933	1,327
Cost of sales	(907,284)	(735,978)	(1,586,831)	(1,378,989)
Selling, general and administrative	(84,235)	(64,341)	(156,650)	(122,823)

Operating income	266,603	185,195	455,952	345,033
Interest expense	(3,006)	(3,038)	(5,930)	(5,953)

Homebuilding income	263,597	182,157	450,022	339,080

Mortgage Banking:
Mortgage banking fees	20,441	16,543	34,621	32,651
Interest income	868	949	1,784	1,902
Other income	372	276	587	445
General and administrative	(7,893)	(6,270)	(14,529)	(12,482)
Interest expense	(278)	(371)	(453)	(617)

Mortgage banking income	13,510	11,127	22,010	21,899

Income before taxes	277,107	193,284	472,032	360,979
Income tax expense	(109,458)	(77,314)	(186,453)	(144,392)

Net income	$167,649	$115,970	$285,579	$216,587

Basic earnings per share	$26.31	$17.91	$43.84	$33.15

Diluted earnings per share	$21.42	$14.82	$35.68	$27.38

Basic average shares outstanding	6,372	6,475	6,515	6,533

Diluted average shares outstanding	7,825	7,825	8,004	7,911

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$285,579	$216,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,797	4,239
Mortgage loans closed	(921,383)	(857,743)
Proceeds from sales of mortgage loans	921,552	859,861
Principal payments on mortgage loans held for sale	9,426	5,433
Gain on sale of loans	(24,618)	(24,147)
Gain on sale of fixed assets	(313)	—
Net change in assets and liabilities:
Increase in inventories	(217,040)	(126,933)
Increase in receivables	(22,313)	(11,312)
Increase in contract land deposits	(100,276)	(36,690)
Increase in accounts payable, customer deposits and accrued expenses	277,837	105,593
Decrease in obligations under incentive plans	(26,996)	(22,007)
Other, net	(9,086)	(1,879)

Net cash provided by operating activities	177,166	111,002

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,855)	(3,759)
Business acquisition, net of cash acquired	(7,465)	—
Proceeds from sale of property, plant and equipment	3,580	468

Net cash used by investing activities	(11,740)	(3,291)

Cash flows from financing activities:
Net borrowings under notes payable and other term debt	117,433	38,031
Purchase of treasury stock	(395,316)	(245,857)
Proceeds from exercise of stock options	10,171	10,747

Net cash used by financing activities	(267,712)	(197,079)

Net decrease in cash and cash equivalents	(102,286)	(89,368)
Cash and cash equivalents, beginning of the period	367,365	232,219

Cash and cash equivalents, end of period	$265,079	$142,851

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,080	$6,195

Income taxes paid during the period, net of refunds	$38,095	$117,039

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$23,077	$23,143

Tax benefit from stock-based compensation activity	$80,961	$35,083

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and six month periods ended June 30, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed-price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2005, the Company controlled approximately 96,000 lots with deposits in cash and letters of credit totaling approximately $504,000 and $12,700, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three (3) specific performance contracts pursuant to which the company is committed to purchasing approximately 125 finished lots at an aggregate purchase price of approximately $3,100. None of the creditors of any of the development entities with which NVR enters fixed-price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.

At June 30, 2005, NVR had an aggregate investment in eleven (11) separate LLC’s totaling approximately $12,600, which controlled approximately 900 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the six-months ended June 30, 2005 and June 30, 2004, NVR reduced cost of sales by approximately $250 and $285, respectively, which represented NVR’s share of the earnings of the LLC’s.

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

The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-nine (29) of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2005, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at June 30, 2005 was the inclusion on the balance sheet of approximately $163,000 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of approximately $130,000 as Liabilities related to inventory not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $40,200 and liabilities of approximately $34,100 estimated for eight (8) development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are the consolidating schedules at June 30, 2005:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$259,804	$—	$—	$259,804
Receivables	36,346	—	—	36,346
Homebuilding inventory	809,393	—	—	809,393
Property, plant and equipment, net	25,556	—	—	25,556
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,016	—	—	11,016
Contract land deposits	504,254	—	(25,480)	478,774
Other assets	126,150	—	(7,274)	118,876

	1,814,099	—	(32,754)	1,781,345

Mortgage banking assets:	170,152	—	—	170,152

FIN 46R Entities:
Land under development		149,241	—	149,241
Other assets	—	13,873	—	13,873

	—	163,114	—	163,114

Total assets	$1,984,251	$163,114	$(32,754)	$2,114,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$535,663	$—	$—	$535,663
Customer deposits	287,813	—	—	287,813
Other term debt	3,464	—	—	3,464
Senior notes	200,000	—	—	200,000

	1,026,940	—	—	1,026,940

Mortgage banking liabilities:	140,921	—	—	140,921

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	2,498	(115)	2,383
Debt	—	79,079	—	79,079
Contract land deposits	—	25,480	(25,480)	—
Advances from NVR, Inc.	—	6,624	(6,624)	—
Minority interest	—	—	48,898	48,898

	—	113,681	16,679	130,360

Equity	816,390	49,433	(49,433)	816,390

Total liabilities and shareholders’ equity	$1,984,251	$163,114	$(32,754)	$2,114,611

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR has been unable to obtain the information necessary to perform the accounting required to consolidate seventeen (17) separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $16,000 to these seventeen (17) separate development entities, with a total aggregate purchase price for the finished lots of approximately $127,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these seventeen (17) development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three or six months ended June 30, 2005. Aggregate activity with respect to the seventeen (17) development entities is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Finished lots purchased - dollars	$8,092	$6,621	$15,569	$12,915
Finished lots purchased - units	99	84	190	158

3. Stock Option Plans and Stock-Based Compensation

During the second quarter of 2005, the Company issued 358,035 non-qualified stock options (“Options”) under the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan was approved by the Company’s shareholders at the May 4, 2005 Annual Meeting and allows the Company to issue Options to employees, including executive officers, to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Option was granted for a term of ten (10) years from the date of grant. No Option granted under the 2005 Plan will become exercisable (other than in the case of a change in control as defined within the 2005 Plan) unless a performance target based on growth in diluted earnings per share is met or exceeded (the “EPS Target”). The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent (10%) per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. If the EPS Target is satisfied, Options granted under the 2005 Plan will become exercisable as to twenty-five percent of the underlying shares on each of December 31, 2010, 2011, 2012 and 2013, respectively, or later, depending upon date of grant, based on continued employment.

Using the Black-Scholes option-pricing model, the weighted average per share fair value of grants made under the 2005 Plan during the second quarter of 2005 was $362.85. The fair values of the options granted were estimated on the grant date based on the following weighted average assumptions:

2005
Estimated option life	8.78 years
Risk free interest rate	4.00%
Expected volatility	34.00%
Expected dividend yield	00.00%

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

At June 30, 2005, the Company had eight (8) active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. See Note 7 to the condensed consolidated financial statements for a discussion of the Company’s anticipated adoption as of January 1, 2006 of the provisions of SFAS 123R.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$167,649	$115,970	$285,579	$216,587
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,873)	(6,297)	(12,154)	(10,925)

Pro forma net income	$161,776	$109,673	$273,425	$205,662

Earnings per share:
Basic—as reported	$26.31	$17.91	$43.84	$33.15

Basic—pro forma	$25.39	$16.94	$41.97	$31.48

Diluted—as reported	$21.42	$14.82	$35.68	$27.38

Diluted—pro forma	$20.97	$14.25	$34.67	$26.46

4.	Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	6,372,000	6,475,000	6,515,000	6,533,000

Shares issuable upon exercise of dilutive options	1,453,000	1,350,000	1,489,000	1,378,000

Diluted average number of shares outstanding	7,825,000	7,825,000	8,004,000	7,911,000

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Options issued under equity plans to purchase 7,750 and 3,500 shares of common stock during the three and six months ended June 30, 2005, respectively, and 168,019 and 120,935 during the three and six months ended June 30, 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the 358,035 Options issued under the 2005 Plan are considered performance-based compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the EPS Target has not been achieved as of June 30, 2005, pursuant to the requirements of SFAS 128, Earnings Per Share.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2004	$206	$406,705	$1,911,069	$(1,482,985)	$(76,366)	$76,366	$834,995

Net income	—	—	285,579	—	—	—	285,579
Deferred compensation activity, net	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(395,316)	—	—	(395,316)
Stock option activity	—	10,171	—	—	—	—	10,171
Tax benefit from stock-based compensation activity	—	80,961	—	—	—	—	80,961
Treasury shares issued upon option exercise	—	(33,683)	—	33,683	—	—	—

Balance, June 30, 2005	$206	$464,154	$2,196,648	$(1,844,618)	$(76,303)	$76,303	$816,390

Approximately 273,000 options to purchase shares of the Company’s common stock were exercised during the six months ended June 30, 2005. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased 506,150 shares of its common stock at an aggregate purchase price of $395,316 during the six months ended June 30, 2005.

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Six Months Ended June 30, 2005

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$2,196,500	$34,621	$2,231,121	(a)
Segment profit	450,085	22,010	472,095	(b)
Segment assets	1,728,749	162,805	1,891,554	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

		Homebuilding	Mortgage Banking	Total
Segment profit		$450,085	$22,010	$472,095
Less:	Amortization of definite life Intangibles	(63)	—	(63)

Consolidated income before income taxes		$450,022	$22,010	$472,032

Segment assets		$1,728,749	$162,805	$1,891,554
Add:	Excess reorganization value and goodwill	52,159	7,347	59,506
	Definite life intangibles, net	437	—	437
	Assets not owned, consolidated per FIN 46R	163,114	—	163,114

Total consolidated assets		$1,944,459	$170,152	$2,114,611

For the Three Months Ended June 30, 2005

		Homebuilding	Mortgage Banking	Total
Revenues from external customers		$1,257,248	$20,441	$1,277,689	(c)
Segment profit		263,629	13,510	277,139	(d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

		Homebuilding	Mortgage Banking	Total
Segment profit		$263,629	$13,510	$277,139
Less:	Amortization of definite life Intangibles	(32)	—	(32)

Consolidated income before income taxes		$263,597	$13,510	$277,107

For the Six Months Ended June 30, 2004
		Homebuilding	Mortgage Banking	Total
Revenues from external customers		$1,845,518	$32,651	$1,878,169	(e)
Segment profit		339,080	21,899	360,979	(e)
Segment assets		1,252,394	122,549	1,374,943	(f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f) The following reconciles segment assets to the respective amounts for the consolidated enterprise:

		Homebuilding	Mortgage Banking	Total
Segment assets		$1,252,394	$122,549	$1,374,943
Add:	Excess reorganization value and goodwill	47,959	7,347	55,306
	Assets not owned, consolidated per FIN 46R	65,232	—	65,232

Total consolidated assets		$1,365,585	$129,896	$1,495,481

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

For the Three Months Ended June 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$984,833	$16,543	$1,001,376	(g)
Segment profit	182,157	11,127	193,284	(g)

(g)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

7. Recent Accounting Pronouncement

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

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for NVR beginning in the first quarter of 2006. The Company is currently evaluating the requirements of SFAS 123R and expects the effect of adopting SFAS 123R to be consistent with its quarterly pro forma financial results presented in its disclosure currently required by SFAS 123 (see Note 3 to the condensed consolidated financial statements).

8. Excess Reorganization Value, Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill, indefinite life intangibles and excess reorganization value may not be recoverable. The Company completed the annual assessment of impairment during the first quarter of 2005, and as of June 30, 2005, management believes that goodwill, indefinite life intangibles and excess reorganization value were not impaired.

During January 2005, NVR acquired substantially all of the assets of Marc Homebuilders, Inc. (“Marc”), a homebuilder in Columbia, South Carolina. Marc settled approximately 230 homes during 2004 under the Rymarc trade name, generating approximately $27,000 in revenue. The Company has recorded in the condensed consolidated balance sheet certain indefinite and definite life intangible assets in an amount equal to the excess of the purchase price over the fair value of the net assets acquired. If certain performance benchmarks are met, an additional payment of $1,500 will be made to Marc, which will be recorded as additional goodwill.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

9. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Warranty reserve, beginning of period	$41,614	$35,978	$42,319	$35,324
Provision	11,457	8,760	19,146	16,042
Payments	(10,601)	(8,459)	(18,995)	(15,087)

Warranty reserve, end of period	$42,470	$36,279	$42,470	$36,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by NVR, Inc. (“NVR”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control. NVR has no obligation to update such forward-looking statements. For additional information regarding risk factors, see NVR’s Annual Report on Form 10-K for the year ended December 31, 2004.

Unless the context otherwise requires, references to “NVR”, “we”, “us”, or “our” include NVR and its subsidiaries.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

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

Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to deliver finished lots to timely meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of June 30, 2005, through these purchase agreements, we controlled approximately 96,000 lots, an increase of approximately 7,400 lots from March 31, 2005, with deposits in cash and letters of credit totaling approximately $504,000 and $12,700, respectively. We also controlled approximately 900 lots through investments in joint venture limited liability corporations.

For the quarter ended June 30, 2005, net income and diluted earnings per share increased 45% as compared to the same period in 2004. These increases were driven by an increased number of settlements and an increase in the average price of homes settled quarter over quarter in our homebuilding operations. New orders for the quarter exceeded the second quarter of 2004 by 21%, contributing to the 13% increase in backlog units as of June 30, 2005 from June 30, 2004 to 9,554 with a value of approximately $4,000,000.

For the six months ended June 30, 2005, consolidated revenues and net income increased 19% and 32%, respectively, from the same period in 2004. The increase in net income resulted in a 30% increase in diluted earnings per share for the year to date period ended June 30, 2005 from the same period in 2004.

Homebuilding Segment

The following table summarizes homebuilding settlements, new orders and backlog activity by region for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Settlements (units):
Washington	977	764	1,606	1,473
Baltimore	317	400	658	792
North	1,379	1,274	2,398	2,405
South	743	572	1,369	1,049

Total	3,416	3,010	6,031	5,719

Average settlement price	$366.8	$326.0	$363.2	$321.8

New Orders (units):
Washington	1,348	1,160	2,259	2,141
Baltimore	603	431	1,030	830
North	1,942	1,572	3,255	2,877
South	936	838	1,597	1,471

Total	4,829	4,001	8,141	7,319

Average new order price	$408.1	$360.2	$405.4	$352.7

Backlog (units):
Washington			3,206	2,906
Baltimore			1,188	922
North			3,606	3,196
South			1,554	1,466

Total			9,554	8,490

Average backlog price			$421.0	$361.0

The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,257,248	$984,833	$2,196,500	$1,845,518
Cost of sales	$907,284	$735,978	$1,586,831	$1,378,989
Gross profit margin percentage	27.8%	25.3%	27.8%	25.3%
Selling, general and administrative	$84,235	$64,341	$156,650	$122,823

Three Months Ended June 30, 2005 and 2004

Homebuilding revenues increased 28% for the quarter ended June 30, 2005 from the same period in 2004 primarily due to a 13% increase in the number of homes settled and a 13% increase in the average settlement price per home. The increase in total settlements is primarily attributable to a 9% higher overall unit backlog at the beginning of the second quarter of 2005 as compared to the same period in 2004. Settlements in the Baltimore region continue to be adversely affected by development delays. Development delays may continue to impact settlements in certain of our markets, particularly in the Baltimore and Washington regions, into the foreseeable future. Average settlement prices increased throughout each of our regions quarter over quarter as a result of strong housing demand in prior quarters which allowed us to increase prices.

The increase in gross profit margins in the second quarter of 2005 as compared to the second quarter of 2004 is primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand, partially offset by increases in lot, lumber and other commodity prices.

Selling, general and administrative (“SG&A”) expenses increased approximately $19,900 in the second quarter of 2005 as compared to the same period in 2004. The increase in SG&A expense was primarily attributable to increased wages and other employment costs of approximately $11,800 related to higher staffing levels to support our growth plans. Additionally, selling and marketing costs increased approximately $5,000 as a result of increased advertising and model home costs associated with an increase in the average number of active communities to 504 in the second quarter of 2005 from 438 in 2004.

New orders for the quarter ended June 30, 2005 exceeded those for the corresponding period in 2004 by 828 units or 21%. This increase is primarily attributable to the aforementioned increase in the average number of active communities coupled with improved sales absorption.

Six Months Ended June 30, 2005 and 2004

Homebuilding revenues for the six months ended June 30, 2005 exceeded prior year revenues by 19% primarily due to a 13% increase in the average price of homes settled and a 5% increase in the number of homes settled. Average settlement prices increased in each of our regions. These price increases are attributable to continued strong housing demand year over year resulting from favorable market conditions. The increase in the number of homes settled is primarily the result of the beginning unit backlog in 2005 being 7% higher than the beginning unit backlog in 2004. Settlements in the Baltimore region continue to lag prior year settlements primarily due to development delays.

The increase in gross profit margins in the 2005 period as compared to the 2004 period is primarily attributable to our ability in prior quarters to increase sales prices over the corresponding period in the prior year due to strong housing demand. These higher settlement prices have been partially offset by higher lot, lumber and other commodities costs in 2005 as compared to 2004. Gross margins in future periods may be negatively impacted by the trend of higher lot, lumber and other commodity prices if we are unable to offset these costs with increased selling prices.

SG&A expenses increased approximately $33,800 and as a percentage of revenue increased to 7.1% from 6.7%. The dollar increase is primarily attributable to an $18,600 increase in wages and other employment costs related to higher staffing levels to support our growth plans. In addition, selling and marketing costs increased approximately $8,400 as a result of increased advertising and model home costs associated with an increase in the average number of active communities to 493 for the six-month period ended June 30, 2005 from 444 in same period in 2004.

Overall, new orders increased 11% in the first six months of 2005 as compared to the same period in 2004. Sales increased in each of our regions year over year. These increases resulted primarily from an increase in the average number of active communities in each of our regions. As noted above, the total average number of active communities increased by 11% year over year.

Backlog units and dollars increased 13% and 31%, respectively, to 9,554 and $4,021,893, respectively, at June 30, 2005 compared to 8,490 and $3,064,726, respectively, at June 30, 2004. The increase in the number of units in backlog is attributable to both a higher beginning number of units in backlog for the 2005 period compared to 2004 and to the aforementioned increase in new orders for the six-month period ended June 30, 2005 as compared to the same period in 2004. The increase in backlog dollars is attributable to the 13% increase in backlog units and to a 17% increase in the average sales price of homes in backlog. As previously noted, selling prices have been favorably impacted by strong housing demand in a majority of our markets as a result of continued favorable market conditions.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2005 and 2004

NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loan closing volume:
Total principal	$857,821	$628,598	$1,472,313	$1,151,937

Capture Rate:	88%	84%	88%	83%

Segment income:	$13,510	$11,127	$22,010	$21,899

Mortgage Banking Fees:
Net gain on sale of loans	$14,928	$12,052	$24,618	$24,147
Title services	5,276	4,246	9,449	8,025
Servicing	237	245	554	479

	$20,441	$16,543	$34,621	$32,651

Loan closing volume for the three months ended June 30, 2005 increased 36% over the same period for 2004. This increase is attributable to a 17% increase in each of the average loan amount and the number of units closed. Loan closing volume for the six months ended June 30, 2005 increased 28% over the same period in 2004. This increase is attributable to a 17% increase in the average loan amount, and a period over period 9% increase in the number of units closed. The increases in the average loan amount for the three and six-month periods reflect the aforementioned increase in the homebuilding segment’s average selling prices. The unit increases for the three and six-month 2005 periods largely reflect increases in the percentage of the number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) on higher homebuilder settlements. Approximately 55% of the closed loan volume continues to be adjustable rate mortgages. Adjustable rate mortgages are generally a less profitable product than fixed rate mortgages.

Segment income for the three-month period ended June 30, 2005 increased approximately $2,400 over the comparable 2004 period. The higher segment income is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume, and partially due to an approximate $500 quarter over quarter reduction in costs related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. General and administrative expenses have also increased during the three-month 2005 period compared to the same period in 2004 by approximately $1,600, which is largely due to a 23% increase in the total number of NVRM employees in 2005 versus 2004. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Segment income for the six-month period ended June 30, 2005 increased approximately $100 over the comparable 2004 period. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume, offset by higher salary expense due to the aforementioned increase in headcount.

Effective Income Tax Rate

Our overall effective tax rate of 39.5% for the first six months of 2005 differed from the 40.0% in the first six months of 2004 primarily due to the impact of the new Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004.

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

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We are currently evaluating the requirements of SFAS 123R and we expect the effect of adopting SFAS 123R to be consistent with our pro forma financial results presented in our disclosure currently required by SFAS 123 (see Note 3 to the condensed consolidated financial statements).

Liquidity and Capital Resources

We primarily fund our operations from cash flows provided by our operating activity, a short-term credit facility and the public debt and equity markets. For the six-month period ended June 30, 2005, our operating activities provided cash of $177,166. Cash was primarily provided by homebuilding operations and by the utilization of a tax benefit of approximately $81,000 as a result of stock-based compensation activity. These tax benefits are recorded directly to equity and reduce estimated tax payments. Additionally, cash was provided by an increase in customer deposits of approximately $84,000 attributable primarily to the increase in backlog units. Cash was used to fund the increase in homebuilding inventory of approximately $217,000 as a result of an increase in units under construction at June 30, 2005 as compared to December 31, 2004. Additionally, cash was used to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits resulted in our controlling approximately 97,000 lots at June 30, 2005, an increase of approximately 16% from the number of lots under control at December 31, 2004.

Net cash used for investing activities included the acquisition of Marc Homebuilders, Inc. on January 1, 2005. We purchased substantially all of the assets and assumed certain liabilities of Marc Homebuilders, Inc., a homebuilder in Columbia, South Carolina for $7,600 in cash (see Note 8 to the condensed consolidated financial statements).

Net cash used for financing activities was primarily related to the repurchase of approximately 506,000 shares of our common stock at an aggregate purchase price of $395,316 under our ongoing common stock repurchase program, discussed below, offset by increased borrowings to fund mortgages closed by our mortgage banking operation.

In addition to our homebuilding operating activity, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. The facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $24,801 was outstanding at June 30, 2005. There were no direct borrowings outstanding under the Facility as of June 30, 2005. At June 30, 2005, there were no borrowing base limitations reducing the amount available to NVR for borrowings.

Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. Our mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“LIBOR”) plus 1.25% or (ii) 1.25% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2005. We believe that the mortgage warehouse facility will be renewed with terms materially consistent with the current warehouse facility prior to its expiration. There was $127,772 outstanding under this facility at June 30, 2005. At June 30, 2005, borrowing base limitations reduced the amount available to us for borrowings to approximately $139,000. Our mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at June 30, 2005.

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 of the Securities and Exchange Act of 1934. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the second quarter of 2005. We expect to continue to repurchase our common stock from time to time subject to our available Board authorizations as well as market conditions and available excess liquidity.

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

Variable Interest Entities

Revised Financial Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for us as of March 31, 2004, requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.

Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Because we do not have any contractual or ownership interests in the development entities with which we contract to buy finished lots (other than the limited use of the LLC’s), we do not have the ability to compel these development entities to provide financial or other data to assist us in the performance of our primary beneficiary evaluation. In many instances, these development entities provide little, if any, financial information to us. This lack of direct information from the development entities may result in our evaluation being conducted solely based on the aforementioned management judgments and estimates. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding our status or non-status as a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements.

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost thereof. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the units is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis. Recoverability and impairment, if any, is primarily evaluated by analyzing sales of comparable assets. We believe that our accounting policy is designed to properly assess the carrying value of our homebuilding inventory.

Contract Land Deposits

We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2005 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill, and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2005, and as of June 30, 2005, we believe that excess reorganization value, goodwill, and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill, and/or other intangible assets exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2005 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2005. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)

On December 16, 2004, we publicly announced the Board of Director’s approval for us to repurchase up to an aggregate of $400,000 of our common stock in one or more open market and/or privately negotiated transactions (“December Authorization”). The December Authorization does not have an expiration date and was the only outstanding repurchase authorization during the quarter ended June 30, 2005. We repurchased the following shares of our common stock during the second quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	151,800	$778.45	151,800	$116,853
May 1-31, 2005	34,700	$734.09	34,700	$91,380
June 1-30, 2005	4,200	$778.15	4,200	$88,112

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 4, 2005. There were 6,742,759 shares of NVR, Inc. common stock eligible to vote at the 2005 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

		Votes For	Votes Withheld
1.	Election of three directors to serve three-year terms:

	Dwight C. Schar	6,315,043	147,940
	Robert C. Butler	6,356,783	106,200
	George E. Slye	6,315,304	147,679

	C. Scott Bartlett, Jr., Manuel H. Johnson, William A. Moran, David A. Preiser, and John M. Toups continued as directors after the Annual Meeting. J. Carter Bacot terminated from our Board during 2005 due to death.

		Votes For	Votes Against	Abstentions	Broker Non votes
2.	Ratification of appointment of KPMG LLP as independent auditors for NVR for 2005	6,446,628	9,983	6,372	—

3.	Approval of the 2005 Stock Option Plan	4,097,423	1,831,288	71,977	462,295

Item 6. Exhibits

(a) Exhibits:

10.1*	Description of the 2005 Annual Incentive Compensation Program. Filed as exhibit 10.1 to NVR’s Form 8-K filed March 1, 2005 and incorporated herein by reference.

10.2*	The NVR, Inc. 2005 Stock Option Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 10, 2005 and incorporated herein by reference.

10.3*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 10, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.6*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.7*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2005	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

10.1*	Description of the 2005 Annual Incentive Compensation Program. Filed as exhibit 10.1 to NVR’s Form 8-K filed March 1, 2005 and incorporated herein by reference.

10.2*	The NVR, Inc. 2005 Stock Option Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 10, 2005 and incorporated herein by reference.

10.3*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 10, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.6*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.7*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.