Form 10-Q
period 2005-09-30
NVR INC
filed 2005-11-03
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of October 24, 2005, there were 6,058,768 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) and the Nine Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk…	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds…	25

Item 6.	Exhibits	26

	Signature	27

	Exhibit Index	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$240,340	$362,458
Receivables	19,212	14,020
Inventory:
Lots and housing units, covered under sales agreements with customers	853,709	538,770
Unsold lots and housing units	53,340	40,052
Manufacturing materials and other	9,532	9,718

	916,581	588,540

Contract land deposits	514,272	384,959
Assets not owned, consolidated per FIN 46R	167,184	89,924
Property, plant and equipment, net	25,254	25,330
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	10,579	6,379
Definite life intangibles, net	406	—
Other assets	120,875	109,778

	2,056,283	1,622,968

Mortgage Banking:
Cash and cash equivalents	5,426	4,907
Mortgage loans held for sale, net	143,534	138,595
Mortgage servicing rights, net	94	126
Property and equipment, net	903	996
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,527	3,028

	159,831	154,999

Total assets	$2,216,114	$1,777,967

(Continued)

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$281,210	$215,002
Accrued expenses and other liabilities	228,940	177,041
Customer deposits	289,152	203,835
Liabilities related to assets not owned, consolidated per FIN 46R	130,969	63,568
Obligations under incentive plans	45,338	57,774
Other term debt	3,349	4,077
Senior notes	200,000	200,000

	1,178,958	921,297

Mortgage Banking:
Accounts payable and other liabilities	18,058	11,949
Notes payable	113,699	9,726

	131,757	21,675

Total liabilities	1,310,715	942,972

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 and 20,597,709 shares issued as of September 30, 2005 and December 31, 2004, respectively	206	206
Additional paid-in-capital	474,613	406,705
Deferred compensation trust – 547,697 and 549,029 shares of NVR, Inc. common stock as of September 30, 2005 and December 31, 2004, respectively	(76,303)	(76,366)
Deferred compensation liability	76,303	76,366
Retained earnings	2,386,091	1,911,069
Less treasury stock at cost – 14,352,072 and 14,023,631 shares at September 30, 2005 and December 31, 2004, respectively	(1,955,511)	(1,482,985)

Total shareholders’ equity	905,399	834,995

Total liabilities and shareholders’ equity	$2,216,114	$1,777,967

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Homebuilding:
Revenues	$1,350,465	$1,146,271	$3,546,965	$2,991,789
Other income	1,224	675	4,157	2,002
Cost of sales	(970,437)	(848,195)	(2,557,268)	(2,227,184)
Selling, general and administrative	(86,626)	(64,482)	(243,276)	(187,305)

Operating income	294,626	234,269	750,578	579,302
Interest expense	(2,905)	(2,925)	(8,835)	(8,878)

Homebuilding income	291,721	231,344	741,743	570,424

Mortgage Banking:
Mortgage banking fees	22,557	20,248	57,178	52,899
Interest income	1,492	1,035	3,276	2,937
Other income	435	321	1,022	766
General and administrative	(7,957)	(6,555)	(22,486)	(19,037)
Interest expense	(277)	(262)	(730)	(879)

Mortgage banking income	16,250	14,787	38,260	36,686

Income before taxes	307,971	246,131	780,003	607,110
Income tax expense	(118,528)	(98,452)	(304,981)	(242,844)

Net income	$189,443	$147,679	$475,022	$364,266

Basic earnings per share	$30.08	$23.16	$73.73	$56.21

Diluted earnings per share	$24.33	$19.04	$59.87	$46.36

Basic average shares outstanding	6,298	6,377	6,443	6,481

Diluted average shares outstanding	7,787	7,758	7,934	7,858

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$475,022	$364,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,418	6,476
Mortgage loans closed	(1,559,051)	(1,398,986)
Proceeds from sales of mortgage loans	1,582,859	1,399,721
Principal payments on mortgage loans held for sale	12,636	8,953
Gain on sale of loans	(41,484)	(39,214)
Gain on sale of fixed assets	(278)	—
Stock-based compensation expense	2,674	—
Net change in assets and liabilities:
Increase in inventories	(324,228)	(182,533)
Increase in receivables	(4,885)	(5,152)
Increase in contract land deposits	(139,108)	(65,922)
Increase in accounts payable, customer deposits and accrued expenses	299,622	170,255
Decrease in obligations under incentive plans	(12,436)	(9,616)
Other, net	(11,190)	(728)

Net cash provided by operating activities	287,571	247,520

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,072)	(6,547)
Business acquisition, net of cash acquired	(7,465)	—
Proceeds from sale of property, plant and equipment	3,647	646

Net cash used by investing activities	(13,890)	(5,901)

Cash flows from financing activities:
Net borrowings under notes payable and other term debt	103,245	48,714
Purchase of treasury stock	(510,532)	(275,715)
Proceeds from exercise of stock options	12,007	14,053

Net cash used by financing activities	(395,280)	(212,948)

Net (decrease) increase in cash and cash equivalents	(121,599)	28,671
Cash and cash equivalents, beginning of the period	367,365	232,219

Cash and cash equivalents, end of period	$245,766	$260,890

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,564	$6,825

Income taxes paid during the period, net of refunds	$172,728	$176,228

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$9,859	$22,288

Tax benefit from stock-based compensation activity	$91,233	$50,508

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and nine month periods ended September 30, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

2. Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.

NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed-price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2005, the Company controlled approximately 99,000 lots with deposits in cash and letters of credit totaling approximately $543,000 and $16,500, respectively.

This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three specific performance contracts pursuant to which the company is committed to purchasing approximately 100 finished lots at an aggregate purchase price of approximately $2,000. None of the creditors of any of the development entities with which NVR enters fixed-price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.

On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.

At September 30, 2005, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $13,600, which together controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the nine months ended September 30, 2005 and September 30, 2004, NVR reduced cost of sales by approximately $243 and $214, respectively, which represented NVR’s share of the earnings of the LLC’s.

Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it, or, conversely, the owner(s) of the applicable development entity, is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.

The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-two of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2005, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at September 30, 2005 was the inclusion on the balance sheet of approximately $167,000 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of approximately $131,000 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $35,000 and liabilities of approximately $28,000 estimated for eight development entities created after December 31, 2003 that refused to provide NVR with financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are the consolidating schedules at September 30, 2005:

	NVR, Inc. and Subsidiaries	FIN 46R Entities	Eliminations	Consolidated Total
ASSETS
Homebuilding:
Cash and cash equivalents	$240,340	$—	$—	$240,340
Receivables	19,212	—	—	19,212
Homebuilding inventory	916,581	—	—	916,581
Property, plant and equipment, net	25,254	—	—	25,254
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	10,985	—	—	10,985
Contract land deposits	543,086	—	(28,814)	514,272
Other assets	128,276	—	(7,401)	120,875

	1,925,314	—	(36,215)	1,889,099

Mortgage banking assets:	159,831	—	—	159,831

FIN 46R Entities:
Land under development		151,385	—	151,385
Other assets	—	15,799	—	15,799

	—	167,184	—	167,184

Total assets	$2,085,145	$167,184	$(36,215)	$2,216,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$555,488	$—	$—	$555,488
Customer deposits	289,152	—	—	289,152
Other term debt	3,349	—	—	3,349
Senior notes	200,000	—	—	200,000

	1,047,989	—	—	1,047,989

Mortgage banking liabilities:	131,757	—	—	131,757

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	6,919	(121)	6,798
Debt	—	83,536	—	83,536
Contract land deposits	—	28,814	(28,814)	—
Advances from NVR	—	6,756	(6,756)	—
Minority interest	—	—	40,635	40,635

	—	126,025	4,944	130,969

Equity	905,399	41,159	(41,159)	905,399

Total liabilities and shareholders’ equity	$2,085,145	$167,184	$(36,215)	$2,216,114

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. NVR has been unable to obtain the information necessary to perform the accounting required to consolidate fifteen separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $17,000 to these fifteen separate development entities, with a total aggregate purchase price for the finished lots of approximately $120,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. Because NVR does not have any contractual or ownership interests in these development entities, NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these fifteen development entities, the consolidation of such entities would have no impact on NVR’s net income or earnings per share for the three or nine months ended September 30, 2005. Aggregate activity with respect to the fifteen development entities is included in the following table:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Finished lots purchased - dollars	$8,561	$7,155	$23,344	$19,183
Finished lots purchased - units	97	90	277	235

3. Stock Option Plans and Stock-Based Compensation

At September 30, 2005, the Company had eight active stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. See note 7 to the condensed consolidated financial statements for a discussion of the Company’s anticipated adoption as of January 1, 2006 of the provisions of SFAS 123R.

During 2005, the Company issued 374,745 non-qualified stock options (“Options”) under the 2005 Stock Option Plan (the “2005 Plan”) at an average exercise price of $742.46 per share. The 2005 Plan was approved by the Company’s shareholders at the May 4, 2005 Annual Meeting and allows the Company to issue Options to employees, including executive officers, to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Option was granted for a term of ten years from the date of grant. No Option granted under the 2005 Plan will become exercisable (other than in the case of a change in control as defined within the 2005 Plan) unless a performance target based on growth in diluted earnings per share is met or exceeded (the “EPS Target”). The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. If the EPS Target is satisfied, Options granted under the 2005 Plan will become exercisable as to twenty-five percent of the underlying shares on each of December 31, 2010, 2011, 2012 and 2013, (“Vesting Tranches”) respectively, or later, depending upon date of grant, based on continued employment. In addition, during the third quarter, the Company granted 7,700 non-qualified stock options (“Director

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Options”) at an average exercise price of $907.75 per share to the Company’s Directors under the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). The Director Options are subject to the aforementioned EPS Target.

Because the Options granted under the 2005 Plan and the 2005 Option grants under the 1998 Directors’ Plan are subject to a performance measure (the EPS Target), in accordance with APB No. 25, these grants are considered variable awards. Compensation expense for these variable award grants is measured based on the number of Options issued, using the intrinsic value of the Options as of the reporting period, and the cost is recognized ratably over each Vesting Tranche separately. The Company recorded approximately $2,700 of compensation expense in the third quarter of 2005 attributable to the Options granted under the 2005 Plan. Based on the $884.95 per share closing price of NVR common stock at September 30, 2005, there was no intrinsic value related to the 2005 Options granted under the 1998 Directors’ Plan, and thus, no compensation expense was recognized.

In accordance with SFAS No. 148, the following table discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net income, as reported	$189,443	$147,679	$475,022	$364,266
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,626	—	1,626	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,078)	(6,157)	(22,296)	(17,082)

Pro forma net income	$180,991	$141,522	$454,352	$347,184

Earnings per share:
Basic—as reported	$30.08	$23.16	$73.73	$56.21

Basic—pro forma	$28.74	$22.19	$70.52	$53.57

Diluted—as reported	$24.33	$19.04	$59.87	$46.36

Diluted—pro forma	$23.52	$18.51	$58.06	$44.92

Using the Black-Scholes option-pricing model, the weighted average per share fair value of grants made under the 2005 Plan during the nine months ended September 30, 2005 was $365.70. The fair values of the options granted were estimated on the grant date based on the following weighted average assumptions:

2005
Estimated option life	8.78 years
Risk free interest rate	3.79%
Expected volatility	34.00%
Expected dividend yield	00.00%

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	6,298,000	6,377,000	6,443,000	6,481,000
Shares issuable upon exercise of dilutive options	1,489,000	1,381,000	1,491,000	1,377,000

Diluted average number of shares outstanding	7,787,000	7,758,000	7,934,000	7,858,000

Options issued under equity plans to purchase 1,750 shares of common stock during the nine months ended September 30, 2005, and 54,500 and 78,667 during the three and nine months ended September 30, 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. There were no anti-dilutive options for the three-month period ended September 30, 2005. In addition, the 374,745 options issued under the 2005 Plan and the 7,700 options issued under the 1998 Directors’ Plan are considered performance-based compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the EPS Target, as discussed in note 3 to the condensed consolidated financial statements, has not been achieved as of September 30, 2005, pursuant to the requirements of SFAS 128, Earnings Per Share.

5. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2004	$206	$406,705	$1,911,069	$(1,482,985)	$(76,366)	$76,366	$834,995

Net income	—	—	475,022	—	—	—	475,022
Deferred compensation activity, net	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(510,532)	—	—	(510,532)
Stock option activity	—	12,007	—	—	—	—	12,007
Tax benefit from stock-based compensation activity	—	91,233	—	—	—	—	91,233
Stock-based compensation expense	—	2,674	—	—	—	—	2,674
Treasury shares issued upon option exercise	—	(38,006)	—	38,006	—	—	—

Balance, September 30, 2005	$206	$474,613	$2,386,091	$(1,955,511)	$(76,303)	$76,303	$905,399

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Approximately 305,000 options to purchase shares of the Company’s common stock were exercised during the nine months ended September 30, 2005. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. The Company repurchased approximately 643,000 shares of its common stock at an aggregate purchase price of $510,532 during the nine months ended September 30, 2005.

6. Segment Disclosures

NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.

For the Nine Months Ended September 30, 2005

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$3,546,965	$57,178	$3,604,143	(a)
Segment profit	744,319	38,452	782,771	(b)
Segment assets	1,836,534	152,484	1,989,018	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment profit	$744,319	$38,452	$782,771
Less: Stock-based compensation expense	(2,482)	(192)	(2,674)
Less: Amortization of definite life intangibles	(94)	—	(94)

Consolidated income before income taxes	$741,743	$38,260	$780,003

Segment assets	$1,836,534	$152,484	$1,989,018
Add: Excess reorganization value, goodwill and intangibles, net	52,565	7,347	59,912
Add: Assets not owned, consolidated per FIN 46R	167,184	—	167,184

Total consolidated assets	$2,056,283	$159,831	$2,216,114

For the Three Months Ended September 30, 2005

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$1,350,465	$22,557	$1,373,022	(c)
Segment profit	294,234	16,442	310,676	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(d)	The following reconciles segment profit to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment profit	$294,234	$16,442	$310,676
Less: Stock-based compensation expense	(2,482)	(192)	(2,674)
Less: Amortization of definite life Intangibles	(31)	—	(31)

Consolidated income before income taxes	$291,721	$16,250	$307,971

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

For the Nine Months Ended September 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$2,991,789	$52,899	$3,044,688	(e)
Segment profit	570,424	36,686	607,110	(e)
Segment assets	1,448,004	136,657	1,584,661	(f)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.
(f)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Total
Segment assets	$1,448,004	$136,657	$1,584,661
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Add: Assets not owned, consolidated per FIN 46R	66,477	—	66,477

Total consolidated assets	$1,562,440	$144,004	$1,706,444

For the Three Months Ended September 30, 2004

	Homebuilding	Mortgage Banking	Total
Revenues from external customers	$1,146,271	$20,248	$1,166,519	(g)
Segment profit	231,344	14,787	246,131	(g)

(g)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

7. Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In April 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R. SFAS 123R is now effective as of the beginning of the first interim or annual reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for NVR beginning in the first quarter of 2006. The Company expects the effect on its results of

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

operations of adopting SFAS 123R to be consistent with its quarterly pro forma financial results presented in its disclosure currently required by SFAS 123 (see note 3 to the condensed consolidated financial statements).

8. Excess Reorganization Value, Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill, indefinite life intangibles and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill, indefinite life intangibles and excess reorganization value may not be recoverable. The Company completed the annual assessment of impairment during the first quarter of 2005, and as of September 30, 2005, management believes that goodwill, indefinite life intangibles and excess reorganization value were not impaired.

During January 2005, NVR acquired substantially all of the assets of Marc Homebuilders, Inc. (“Marc”), a homebuilder in Columbia, South Carolina for $7,600 in cash. Marc settled approximately 230 homes during 2004 under the Rymarc trade name, generating approximately $27,000 in revenue. The Company has recorded in the condensed consolidated balance sheet certain indefinite and definite life intangible assets in an amount equal to the excess of the purchase price over the fair value of the net assets acquired. If certain performance benchmarks are met as of December 31, 2005, an additional payment of $1,500 will be made to Marc, which will be recorded as additional goodwill.

9. Product Warranties

The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Warranty reserve, beginning of period	$42,470	$36,279	$42,319	$35,324
Provision	19,515	10,115	38,662	26,157
Payments	(12,555)	(7,561)	(31,551)	(22,648)

Warranty reserve, end of period	$49,430	$38,833	$49,430	$38,833

10. Debt

During the third quarter of 2005, NVR’s mortgage revolving warehouse credit facility (“Warehouse Credit Facility”) was amended, extending the expiration date to August 24, 2006. The Warehouse Credit Facility provides for borrowings up to $175,000, of which the Company had $113,699 outstanding at September 30, 2005. The other terms and conditions of the facility are materially the same as the previous Warehouse Credit Facility.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

11. Legal Proceeding

In April 2005, the United States Environmental Protection Agency (the “EPA”) notified NVR that the Company was allegedly in violation of Section 308(a) of the Clean Water Act (the “Act”) at a construction site in Pennsylvania. The notice informed NVR that the Company might be subject to administrative fines of up to $157 for the alleged violations. Subsequently, in September 2005, NVR received a request from the EPA pursuant to the Act for information about storm water discharge practices utilized in connection with other recent homebuilding projects undertaken by the Company. NVR is working with the EPA to provide the requested information and to review NVR’s compliance with the Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Overview

Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature supply-constrained markets. Specifically, we operate in the following markets:

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

Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of September 30, 2005, through these purchase agreements, we controlled approximately 99,000 lots with deposits in cash and letters of credit totaling approximately $543,000 and $16,500, respectively. We also controlled approximately 1,000 lots through investments in joint venture limited liability corporations.

For the quarter ended September 30, 2005, net income and diluted earnings per share each increased 28% as compared to the same period in 2004. These increases were driven primarily by an 18% increase in our homebuilding revenues in the third quarter of 2005 as compared to the third quarter of 2004, as the average price of homes settled and the number of home settlements increased approximately 13% and 4%, respectively, quarter over quarter. Additionally, new orders for the quarter were 7% higher than the same period in 2004, and backlog units and dollars at September 30, 2005 were higher by 14% and 30%, respectively, from September 30, 2004.

Homebuilding Segment

The following tables summarize homebuilding settlements, new orders and backlog activity by region for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Settlements (units):
Washington	964	924	2,570	2,397
Baltimore	388	387	1,046	1,179
North	1,491	1,450	3,889	3,855
South	733	672	2,102	1,721

Total	3,576	3,433	9,607	9,152

Average settlement price	$377.5	$332.9	$368.5	$325.9

New Orders (units):
Washington	622	766	2,881	2,907
Baltimore	431	264	1,461	1,094
North	1,225	1,163	4,480	4,040
South	619	525	2,216	1,996

Total	2,897	2,718	11,038	10,037

Average new order price	$399.3	$374.3	$403.8	$358.5

Backlog (units):
Washington			2,864	2,774
Baltimore			1,231	872
North			3,340	2,810
South			1,440	1,319

Total			8,875	7,775

Average backlog price			$431.7	$378.1

The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,350,465	$1,146,271	$3,546,965	$2,991,789
Cost of sales	$970,437	$848,195	$2,557,268	$2,227,184
Gross profit margin percentage	28.1%	26.0%	27.9%	25.6%
Selling, general and administrative	$84,182	$64,482	$240,769	$187,305

Three Months Ended September 30, 2005 and 2004

Homebuilding revenues increased 18% for the quarter ended September 30, 2005 from the same period in 2004 primarily due to a 13% increase in the average settlement price per home settled and a 4% increase in the number of homes settled. Average settlement prices increased throughout each of our regions quarter over quarter as a result of strong housing demand in prior quarters, which allowed us to increase prices. The increase in total settlements is primarily attributable to a 13% higher overall unit backlog at the beginning of the third quarter of 2005 as compared to the same period in 2004.

The increase in gross profit margins in the third quarter of 2005 as compared to the third quarter of 2004 is primarily attributable to our ability in prior quarters to increase sales prices due to strong housing demand, partially offset by increases in lot and commodity prices.

Selling, general and administrative (“SG&A”) expenses increased $19,700 in the third quarter of 2005 as compared to the same period in 2004, and as a percentage of revenue increased to 6.2% from 5.6% quarter over quarter. These SG&A increases are primarily attributable to increased wages and other employment costs of approximately $9,500 related to higher staffing levels to support our growth plans. Additionally, selling and marketing costs increased approximately $8,100 as a result of increased advertising costs and an increase in the average number of active communities to 518 in the third quarter of 2005 from 440 in the same period in 2004.

New orders for the quarter ended September 30, 2005 exceeded those for the corresponding period in 2004 by 7%. New orders were higher in all of our regions except for the Washington region. Strong new order growth in the Baltimore region was driven by an increase in the average number of active communities and higher absorption in the third quarter of 2005 as compared to the same period in 2004. Our total average number of active communities increased by 18% to 518 from 440 in the third quarter of 2004. The 19% decline in new orders in the Washington region is attributable to lower sales absorption as a result of generally weaker market conditions in the third quarter of 2005 as compared to 2004 within the region.

Nine Months Ended September 30, 2005 and 2004

Homebuilding revenues for the nine months ended September 30, 2005 exceeded prior year revenues by 19% primarily due to a 13% increase in the average price of homes settled and a 5% increase in the number of homes settled. Average settlement prices increased in each of our regions. These price increases are attributable to continued strong housing demand year over year resulting from favorable market conditions in most of our markets. The increase in the number of homes settled is primarily the result of the beginning unit backlog in 2005 being 7% higher than the beginning unit backlog in 2004. Settlements in the Baltimore region continue to lag prior year settlements primarily due to development delays. Development delays may continue to impact settlements in certain of our markets, particularly in the Baltimore and Washington regions, into the foreseeable future.

The increase in gross profit margins in the 2005 period as compared to the 2004 period is primarily attributable to our ability in prior quarters to increase sales prices over the corresponding period in the prior year due to strong housing demand. These higher settlement prices have been partially offset by higher lot, lumber and other commodity costs in 2005 as compared to 2004. Throughout 2005, we have experienced a trend of higher lot costs in most of the markets in which we operate. Further, lost production and petroleum refining capacity in Louisiana and Texas due to the recent hurricanes have resulted, either directly or indirectly, in higher prices for various end products used in our construction operations, including: OSB sheathing; siding material; PVC piping, paint; asphalt; shingles; cement; gypsum; steel; glass and insulation. Higher diesel fuel costs are also currently impacting transportation and excavation costs. Despite the higher prices of the aforementioned commodity items, we have not experienced any shortages of building materials, and construction slow downs due to material shortages are not expected. We are actively engaged in managing these cost increases to minimize their potential margin impact. However, gross margins in future periods may be negatively impacted by the trend of higher lot and commodity prices if we are unable to offset these costs with increased selling prices.

SG&A expenses increased approximately $53,500 and as a percentage of revenue increased to 6.8% from 6.3%. These increases are primarily attributable to a $30,600 increase in wages and other employment costs related to higher staffing levels to support our growth plans. In addition, selling and marketing costs increased approximately $16,500 as a result of increased advertising expenses and an increase in the average number of active communities to 501 for the nine-month period ended September 30, 2005 from 443 in same period in 2004.

Overall, new orders increased 10% in the first nine months of 2005 as compared to the same period in 2004. Sales increased in all but the Washington region year over year. The increase in sales is attributable to the 13% increase in the average number of active communities noted above. The relatively flat sales year over year in the Washington region is attributable to the aforementioned lower sales absorption in the third quarter of 2005 as a result of generally weaker market conditions within that region.

Backlog units and dollars increased 14% and 30%, respectively, to 8,875 and $3,831,608, respectively, at September 30, 2005 compared to 7,775 and $2,939,665, respectively, at September 30, 2004. The increase in the number of units in backlog is attributable to a 15% increase in new orders for the six-month period ended September 30, 2005 as compared to the same period in 2004 and to a higher beginning backlog balance entering 2005 as compared to 2004. The increase in backlog dollars is attributable to the increase in backlog units and to a 14% increase in the average sales price of homes in backlog to $431.7.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2005 and 2004

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Loan closing volume:
Total principal	$867,864	$739,834	$2,340,177	$1,891,771

Capture Rate:	85%	85%	87%	84%

Segment income:	$16,442	$14,787	$38,452	$36,686

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Mortgage Banking Fees:
Net gain on sale of loans	$16,866	$15,067	$41,484	$39,214
Title services	5,441	4,910	14,890	12,935
Servicing	250	271	804	750

	$22,557	$20,248	$57,178	$52,899

Loan closing volume for the three months ended September 30, 2005 increased 17% over the same period for 2004. This increase is attributable to a 15% increase in the average loan amount and to a 2% increase in the number of units. Loan closing volume for the nine months ended September 30, 2005 increased 24% over the same period in 2004. This increase is attributable to a 16% increase in the average loan amount, and a period over period 6% increase in the number of units closed. The increases in the average loan amount for the three and nine-month periods reflect the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the nine-month period also reflects an increase in the percentage of the number of loans closed for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). Approximately 49% of the closed loan volume continues to be adjustable rate mortgages. Adjustable rate mortgages are generally a less profitable product than fixed rate mortgages.

Segment income for the three-month period ended September 30, 2005 increased $1,655 over the comparable 2004 period. The higher segment income is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume, which is net of an approximate $1,000 quarter over quarter increase in costs related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. General and administrative expenses have also increased during the three-month 2005 period compared to the same period in 2004 by approximately $1,200, which is primarily due to a 25% increase in the total number of NVRM employees in 2005 versus 2004. The increased staffing level is to position NVRM for future growth and to increase the Capture Rate.

Segment income for the nine-month period ended September 30, 2005 increased $1,766 over the comparable 2004 period. The increase is primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume, offset by higher salary expense due to the aforementioned increase in headcount.

Effective Income Tax Rate

Our overall effective tax rate of 39.1% for the first nine months of 2005 differed from the 40% in the first nine months of 2004 primarily due to the impact of the new Internal Revenue Code Section 199 domestic manufacturing deduction established by the American Jobs Creation Act of 2004.

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

Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We expect the effect on our results of operations of adopting SFAS 123R to be consistent with our pro forma financial results presented in our disclosure currently required by SFAS 123 (see note 3 to the condensed consolidated financial statements).

Liquidity and Capital Resources

We primarily fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the nine-month period ended September 30, 2005, our operating activities provided cash of $287,571. Cash was primarily provided by homebuilding operations and by the utilization of a tax benefit of approximately $91,000 as a result of stock-based compensation activity. These tax benefits are recorded directly to equity and reduce estimated tax payments. Additionally, cash was provided by an increase in customer deposits of approximately $85,000 attributable primarily to the increase in backlog units. Cash was used to fund the increase in homebuilding inventory of approximately $324,000 as a result of an increase in units under construction at September 30, 2005 as compared to December 31, 2004. Additionally, cash was used to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits resulted in our controlling approximately 99,000 lots at September 30, 2005, an increase of approximately 19% from the number of lots under control at December 31, 2004.

Net cash used for investing activities included the acquisition of Marc Homebuilders, Inc. on January 1, 2005. We purchased substantially all of the assets and assumed certain liabilities of Marc Homebuilders, Inc., a homebuilder in Columbia, South Carolina for $7,600 in cash (see note 8 to the condensed consolidated financial statements).

Net cash used for financing activities was primarily related to the repurchase of approximately 643,000 shares of our common stock at an aggregate purchase price of $510,532 under our ongoing common stock repurchase program, discussed below, offset by increased borrowings to fund mortgages closed by our mortgage banking operation.

In addition to our homebuilding operating activity, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings of up to $150,000, subject to certain borrowing base limitations, and expires in August 2007. The facility bears interest at a variable rate based on the type of borrowing and other criteria set forth in the Facility. Up to approximately $50,000 of the Facility is currently available for issuance in the form of letters of credit, of which $25,372 was outstanding at September 30, 2005. There were no direct borrowings outstanding under the Facility as of September 30, 2005. At September 30, 2005, there were no borrowing base limitations reducing the amount available to us for borrowings.

Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. Our mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) the London Interbank Offering Rate (“Libor”) plus 1.25%, or (ii) 1.25% to the extent that NVRM provides compensating balances. During the third quarter of 2005, the mortgage warehouse facility was renewed through August 24, 2006. No other material terms of the facility were amended from the previous agreement. There was $113,699 outstanding under this facility at September 30, 2005. At September 30, 2005, borrowing base limitations reduced the amount available to us for borrowings to approximately $137,000. Our mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at September 30, 2005.

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 of the Securities and Exchange Act of 1934. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts of our shares of common stock repurchased during the third quarter of 2005. We expect to continue to repurchase our common stock from time to time subject to Board authorizations as well as market conditions and available excess liquidity.

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

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that management believes to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

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

Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements.

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

Contract Land Deposits

We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2005 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill, and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2005, and as of September 30, 2005, we believe that excess reorganization value, goodwill, and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill, and/or other intangible assets exceeds their fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2005 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2005. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 11 to the condensed consolidated financial statements for a discussion of a notification received from the United States Environmental Protection Agency regarding alleged violations of Section 308(a) of the Clean Water Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended September 30, 2005. On July 28, 2005 (“July Authorization”) and December 16, 2004 (“December Authorization”), we publicly announced the Board of Director’s approval to repurchase up to an aggregate of $300,000 and $400,000, respectively, of our common stock in one or more open market and/or privately negotiated transactions. Neither the July Authorization nor the December Authorization have an expiration date. During the quarter ended September 30, 2005, we completed the utilization of the December Authorization. We repurchased the following shares of our common stock during the third quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005 (1)	33,900	$797.94	33,900	$361,062
August 1-31, 2005 (2)	70,600	$864.88	70,600	$300,000
September 1-30, 2005 (3)	32,500	$834.00	32,500	$272,895

(1)	All shares were purchased under the December Authorization.

(2)	All shares were purchased under the December Authorization. The shares purchased during the period, when added to the shares purchased in prior periods, fully utilized the December Authorization.
(3)	All shares were purchased under the July Authorization. The aggregate $272,895 of our common stock that may yet be purchased relates solely to the July Authorization.

Item 6. Exhibits

(a) Exhibits:

10.1*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.2	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2005	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

10.1*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.2	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.