Form 10-K
period 2005-12-31
NVR INC
filed 2006-02-23
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as described in Exchange Act Rule 12b-2).
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.5 billion.
As of February 17, 2006 there were 5,553,365 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2006 are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. NVR operates in two business segments, homebuilding and mortgage banking. NVR conducts its homebuilding activities directly, except for Rymarc Homes which is operated as a wholly owned subsidiary, and its mortgage banking operations which is operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
     We are one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas. While we operate in multiple locations in thirteen states, primarily in the eastern part of the United States, approximately 38% of our home settlements in 2005 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 52% of our 2005 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty-one metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Michigan and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, South Carolina market. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2005, our average price of a unit settled was approximately $375,000.
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
     Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and, with the exception of three specific performance contracts for 80 lots existing at December 31, 2005, we do not guarantee specific performance under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our sales objectives for the next 24 to 36 months.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from these LLC’s. At December 31, 2005, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $15 million, which controlled approximately 1,000 lots.

     In addition to building and selling homes, we provide a number of mortgage-related services through our mortgage banking operations. Through operations in each of our homebuilding markets, NVRM originates mortgage loans almost exclusively for our homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans and title fees. NVRM sells all of the mortgage loans it closes into the secondary markets on a servicing released basis.
     Segment information for our homebuilding and mortgage banking businesses is included in Note 2 to the consolidated financial statements.
Homebuilding
     Products
     We offer single-family detached homes, townhomes, and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 1,000 to 7,300 square feet. During 2005, the prices of our homes ranged from approximately $90,000 to $2,000,000.
     Markets
     We operate in the following geographic regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia and West Virginia
Baltimore:	Baltimore, MD metropolitan area and adjacent counties in Pennsylvania
North:	Delaware, Kentucky, Maryland Eastern Shore, Michigan, New Jersey, New York, Ohio and Pennsylvania
South:	North Carolina, South Carolina, Tennessee and Richmond, VA
     Further discussion of settlements, new orders and backlog activity by region for each of the last three years can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).
     Backlog
     Backlog totaled 8,310 units and approximately $3.7 billion at December 31, 2005 compared to backlog of 7,372 units and approximately $2.9 billion at December 31, 2004. Our cancellation rate was approximately 12% during 2005. Assuming that our cancellation rate in 2006 is consistent with that experienced in 2005, approximately 88% of the units in backlog at December 31, 2005 will settle in 2006. However, we can provide no assurance that our historical cancellation rate is indicative of the actual cancellation rate that may occur in 2006. See Risk Factors in Item 1A.
     Construction
     We utilize independent subcontractors under fixed price contracts to perform construction work on our homes. The subcontractors’ work is performed under the supervision of our employees who monitor quality control. We use many independent subcontractors in our various markets and we are not dependent on any single subcontractor or on a small number of subcontractors.
     Land Development
     We are not in the land development business. We purchase finished lots from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. We are not dependent on any single developer or on a small number of developers.

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
     Regulation
     NVR and its subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products, and in some instances, have delayed our developers’ abilities to deliver us finished lots. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities. However, in certain markets in which we operate, we believe that our growth has been hampered by the longer time periods necessary for our developers to move projects through the approval process.
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
Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2005, NVRM closed approximately 11,300 loans with an aggregate principal amount of approximately $3.4 billion.
     NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for FNMA, GNMA, FHLMC, VA and FHA mortgage loans.

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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2005 and 2004, had an aggregate principal balance of $2.1 billion and $1.9 billion, respectively. Our cancellation rate was approximately 25% in 2005. Assuming that the cancellation rate in 2006 is consistent with that experienced in 2005, approximately 75% of the Pipeline at December 31, 2005 is expected to close in 2006. However, we can provide no assurance that the prior year cancellation rate is indicative of the actual cancellation rate that may occur in 2006. See Risk Factors in Item 1A.
Employees
     At December 31, 2005, we employed 5,401 full-time persons, of whom 2,151 were officers and management personnel, 345 were technical and construction personnel, 1,039 were sales personnel, 823 were administrative personnel and 1,043 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
Available Information
     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
     Our principal Internet website can be found at http://www.nvrinc.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.
     Our website also includes a corporate governance section which contains the Company’s Corporate Governance Guidelines, Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates and Policies and Procedures on Securityholder Communications with the Board of Directors. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to NVR’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.

     In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at NVR, Inc., 11700 Plaza America Drive, Suite 500, Reston, VA 20190, Attention: Investor Relations Department or by telephoning us at (703) 956-4000.
Item 1A. Risk Factors.
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
     Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2005. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.

     Our operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence, one or all of which could result in reduced demand or price depression from current levels. Such negative trends could have a material adverse effect on homebuilding operations.
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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 38% of our home settlements during 2005 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 52% of our 2005 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
Our inability to secure and control an adequate inventory of lots could adversely impact our operations.
     The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of building lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. An insufficient supply of building lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion, or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations.
If the market value of our inventory declines, our profit could decrease.
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
Product liability litigation and warranty claims may adversely impact our operations.
     Construction defect and home warranty claims are common and can represent a substantial risk for the homebuilding industry. The cost of insuring against construction defect and product liability claims, as well as the claims themselves, can be high. In addition, insurance companies limit coverage offered to protect against these claims. Further restrictions on coverage available, or significant increases in premium costs or claims could have a material adverse effect on our financial results.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. The current executive office lease expires in April 2015.
     We lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1,000,000 square feet of manufacturing space. All of our manufacturing facilities are leased. Each of these leases contain various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2009. The Thurmont and Farmington leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively. The Darlington lease expires in 2025.
     We also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2011, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3. Legal Proceedings.
     (in thousands)
     We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations.
     In April 2005, the United States Environmental Protection Agency (the “EPA”) notified NVR that the Company was allegedly in violation of Section 308(a) of the Clean Water Act (the “Act”) at a construction site in Pennsylvania relative to storm water management during the homebuilding construction process. The notice informed NVR that the Company might be subject to administrative fines of up to $157 for the alleged violations. Subsequently, in September 2005, NVR received a request from the EPA pursuant to the Act for information about storm water discharge practices utilized in connection with other recent homebuilding projects undertaken by the Company. NVR is working with the EPA to provide the requested information and to review NVR’s compliance with the Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	64	Chairman of the Board of NVR
William J. Inman	58	President of NVRM
Paul C. Saville	50	President and Chief Executive Officer of NVR
Dennis M. Seremet	50	Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	39	Vice President and Controller of NVR
Dwight C. Schar has been Chairman of the Board since September 30, 1993. Mr. Schar also served as the President and Chief Executive Officer of NVR from September 30, 1993 through June 30, 2005.
William J. Inman has been President of NVRM since January 1992.
Paul C. Saville was named President and Chief Executive Officer of NVR, effective July 1, 2005. Prior to July 1, 2005, Mr. Saville had served as Senior Vice President Finance, Chief Financial Officer and Treasurer of NVR since September 30, 1993 and Executive Vice President from January 1, 2002 through June 30, 2005.
Dennis M. Seremet was named Vice President, Chief Financial Officer and Treasurer of NVR, effective July 1, 2005. Prior to July 1, 2005, Mr. Seremet had been Vice President and Controller of NVR since April 1, 1995, and was named Senior Vice President on January 1, 2005.
Robert W. Henley was named Vice President and Controller of NVR effective July 1, 2005. Prior to July 1, 2005, Mr. Henley served as Manager of SEC Reporting from 1995 through 2000. In 2000, Mr. Henley was appointed to the position of Assistant Controller.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our shares of common stock are listed and principally traded on the American Stock Exchange (“AMEX”). The following table sets forth the high and low closing prices per share for our common stock for each fiscal quarter during the years ended December 31, 2005 and 2004:

	HIGH	LOW
Prices per Share:

2005:
First Quarter	$808.00	$709.00
Second Quarter	$810.00	$712.50
Third Quarter	$938.00	$799.50
Fourth Quarter	$886.00	$660.00

2004:
First Quarter	$483.00	$414.50
Second Quarter	$492.00	$410.00
Third Quarter	$561.00	$452.75
Fourth Quarter	$769.40	$533.80
     As of the close of business on February 10, 2006, there were 489 shareholders of record.
     We have never paid a cash dividend on our shares of common stock. In addition, we do not expect to pay a cash dividend in the foreseeable future as we continue with our objective of increasing shareholder value by using earnings to fund continued growth in our homebuilding and mortgage banking operations. We may from time to time repurchase shares of our common stock to also further that objective. Our bank indebtedness contains certain restrictive covenants, which limit our ability to pay cash dividends on our common stock. See further discussion of the covenants in the Liquidity section of Part II, Item 7 of the Form 10-K.
     We had two repurchase authorizations outstanding during the quarter ended December 31, 2005. On July 28, 2005 (the “July Authorization”) and November 3, 2005 (the “November Authorization”), we publicly announced the Board of Director’s approval for us to purchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions under each of the two authorizations. Neither the July Authorization nor the November Authorization has an expiration date. During the quarter ended December 31, 2005, we completed the utilization of the July Authorization. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2005:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of Shares	Shares That May Yet
	Total Number	Average	Purchased as Part of	Be Purchased Under
	of Shares	Price Paid	Publicly Announced Plans	the Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
October 1-31, 2005(1)	227,900	$754.99	227,900	$100,833
November 1-30, 2005 (1)	124,400	$688.79	124,400	$315,148
December 1-31, 2005 (2)	273,600	$710.27	273,600	$120,818

(1)	All shares were purchased under the July Authorization.

(2)	20,845 shares were purchase under the July Authorization, and 252,755 shares were purchased under the November Authorization. This fully utilized the July Authorization. The aggregate $120,818 of our common stock that may yet be purchased relates solely to the November Authorization which was fully utilized in January 2006.

Item 6.	Selected Financial Data.
(dollars in thousands, except per share amounts)
     The following tables set forth selected consolidated financial data. The selected income statement and balance sheet data have been extracted from our consolidated financial statements for each of the periods presented and is not necessarily indicative of results of future operations. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$5,177,743	$4,247,503	$3,600,917	$3,060,671	$2,559,744
Gross profit	1,439,713	1,091,217	889,056	725,302	557,454
Mortgage Banking data:
Mortgage banking fees	84,604	72,219	76,647	65,454	52,591
Interest income	5,014	4,249	5,198	6,184	7,025
Interest expense	1,759	1,088	1,293	1,870	1,728
Consolidated data:
Income from continuing operations	$697,559	$523,204	$419,791	$331,470	$236,794
Income from continuing operations per diluted share(1)	$89.61	$66.42	$48.39	$36.05	$24.86

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Homebuilding inventory	$793,975	$588,540	$523,773	$436,674	$402,375
Contract land deposits	549,160	384,959	284,432	231,229	155,652
Total assets	2,269,588	1,777,967	1,363,105	1,182,288	995,047
Notes and loans payable	463,141	213,803	257,859	259,160	238,970
Shareholders’ equity	677,162	834,995	494,868	403,245	349,118
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, income from continuing operations per diluted share was computed based on 7,784,382; 7,876,869; 8,674,363; 9,193,677 and 9,525,960 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     (dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2005, 2004, and 2003
Overview
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature supply-constrained markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. We currently operate in the following regions:

Washington:	Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia and West Virginia

Baltimore:	Baltimore, MD metropolitan area and adjacent counties in Pennsylvania

North:	Delaware, Kentucky, Maryland Eastern Shore, Michigan, New Jersey, New York, Ohio and Pennsylvania

South:	North Carolina, South Carolina, Tennessee and Richmond, VA

     We believe we operate our business with a conservative operating strategy. We do not engage in land development and primarily construct homes on a pre-sold basis. This strategy allows us to maximize inventory turnover, which enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital. In addition, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.
     Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. Timely delivery of lots by our developers can be influenced by many factors, such as the developer’s execution of improvements, weather-related impacts, and the length of time necessary to obtain governmental approval of projects. We have been impacted in the past year and may be negatively impacted in the future by development delays.
     We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of December 31, 2005, we controlled approximately 105,000 lots with deposits in cash and letters of credit totaling approximately $600,000 and $17,000, respectively. We also controlled approximately 1,000 lots through investments in joint venture limited liability corporations.
     Consolidated revenues and net income for 2005 increased 22% and 33%, respectively, from 2004. The increase in net income coupled with our continuing share repurchase program resulted in a 35% increase in diluted earnings per share in 2005 compared to 2004. The increase in consolidated revenues was primarily driven by our homebuilding business where we experienced an 8% increase in the number of homes settled and a 13% increase in the average settlement price in 2005 from 2004. In addition, the value of homes in backlog at December 31, 2005 exceeded the December 31, 2004 backlog value by 26%.
Homebuilding Segment
     The following tables summarizes homebuilding settlements, new orders and backlog activity by region for each of the last three years:

	Year Ended December 31,
	2005	2004	2003
Settlements:
Washington	3,663	3,523	3,414
Baltimore	1,551	1,587	1,624
North	5,744	5,211	4,579
South	2,829	2,428	2,433

Total	13,787	12,749	12,050

Average settlement price	$374.9	$332.2	$297.9

New Orders:
Washington	3,859	3,812	3,407
Baltimore	1,808	1,446	1,719
North	6,062	5,335	4,965
South	2,924	2,638	2,492

Total	14,653	13,231	12,583

Average new order price	$404.6	$364.1	$313.9

	Year Ended December 31,
	2005	2004	2003
Backlog:
Washington	2,749	2,553	2,227
Baltimore	1,073	816	1,038
North	3,067	2,749	2,581
South	1,421	1,254	1,044

Total	8,310	7,372	6,890

Average backlog price	$442.0	$394.2	$337.3

     The following table summarizes the results of operations for each of the last three years for our homebuilding segment:

	Year Ended December 31,
	2005	2004	2003
Revenues	$5,177,743	$4,247,503	$3,600,917
Cost of sales	$3,738,030	$3,156,286	$2,711,861
Gross profit margin percentage	27.8%	25.7%	24.7%
Selling, general and administrative expenses	$345,525	$260,795	$231,966
Revenues
     Homebuilding revenues for 2005 increased 22% from 2004, primarily as a result of a 13% increase in the average settlement price and an 8% increase in the number of homes settled. Each of these increases was driven by a stronger backlog, both in value and units, at the beginning of 2005 as compared to the beginning of 2004 due to the company’s overall growth and our ability to raise prices year over year during a period of strong housing demand. We experienced increased home settlements year over year in each of our regions except Baltimore where settlements declined slightly from the prior year. Settlements in the Baltimore region were negatively affected by development delays throughout the first three quarters of 2005. The Baltimore region was able to resolve several of these development delays in the fourth quarter, and settlements for this region increased 24% in the fourth quarter of 2005 as compared to the same period in 2004.
     Homebuilding revenues for 2004 increased 18% from 2003, primarily as a result of a 12% increase in the average settlement price to $332.2 in 2004 from $297.9 in 2003 and an increase of 6% in the number of homes settled to 12,749 in 2004 from 12,050 in 2003. The increase in average settlement prices was primarily attributable to a 9% higher average price of homes in backlog entering 2004 as compared to 2003 and to a 16% increase in the average price of homes sold during the first six months of 2004 as compared to the same period in 2003. The increase in the number of homes settled was primarily attributable to an 8% higher backlog at the beginning of 2004 as compared to the beginning of 2003.
New Orders
     The number of new orders for 2005 increased 11% from 2004, and the value of new orders for 2005 increased 23% to $5,928,815 from $4,817,780 in 2004. The increase in the number of new orders was primarily attributable to an overall increase in the average number of active communities to 522 in 2005 as compared to 450 in 2004. Strong new order growth was experienced in each of our regions except the Washington region, which remained relatively flat with the prior year. Sales in the Washington region were negatively impacted by lower sales absorption during the second half of the year as compared to the same period in 2004 as a result of generally weaker market conditions within the region. The 23% increase in the value of new orders was attributable to both the aforementioned increase in the number of new orders and sustained housing demand year over year, which provided us the opportunity to raise selling prices, resulting in an 11% increase in the average selling price in 2005 as compared to 2004.

     The number of new orders for 2004 increased 5% from 2003, while the value of new orders for 2004 increased 22% to $4,817,780 from $3,950,413 in 2003. The increase in the number of new orders was attributable to an overall increase in the average number of active communities to 450 in 2004 as compared to 433 in 2003. Increases year over year in new orders in the Washington, North and South regions were offset partially by a 9% decrease in new orders for the Baltimore region. This decrease resulted primarily from a 7% decrease in the average number of active communities in the Baltimore region year over year, attributable primarily to development delays. The 22% increase in the value of new orders was primarily attributable to the aforementioned increase in the number of new orders and strong housing demand which provided us the opportunity to raise selling prices, resulting in a 16% increase in the average selling price in 2004 as compared to 2003.
Gross Profit
     The increase in gross profit margins of 210 basis points (2.1%) in 2005 from 2004 was primarily attributable to the aforementioned increases in average settlement prices year over year. These increases were partially offset by higher land and building commodity prices in 2005 as compared to 2004. Many of the end product building supplies used in our construction operations are impacted by higher, more volatile energy and petroleum costs, including: OSB sheathing; siding material; PVC piping, paint; asphalt; shingles; cement; gypsum; steel; glass and insulation. We are actively engaged in managing these cost increases to minimize their potential margin impact. However, gross margins in future periods may be adversely impacted by these higher costs, as well as expected pricing pressures in 2006 in many of our markets.
     Gross profit margins for 2004 increased to 25.7% compared to 24.7% for 2003. The increase in profit margins was attributable to the favorable market conditions allowing us to increase sales prices in a majority of the markets leading to the aforementioned 12% increase in average settlement prices in 2004 as compared to 2003. These increases were partially offset by higher land, lumber and other commodity prices in 2004 as compared to 2003.
Selling, General and Administrative (“SG&A”)
     SG&A for 2005 increased $84,630, or 32% from 2004, and as a percentage of revenues, increased to 6.7% in 2005 from 6.1% in 2004. The increase in SG&A costs was primarily attributable to increases in personnel costs and selling and marketing costs of approximately $43,400 and $26,500, respectively. Personnel costs have increased primarily as a result of increased wages and management incentive compensation due to increased staffing levels to support our growth strategy. As of December 31, 2005, SG&A staffing levels had increased approximately 23% from December 31, 2004. The increase in selling and marketing costs were attributable to an increase in advertising and selling support costs due to the aforementioned increase in the average number of active communities year over year. SG&A costs in 2006 will be negatively impacted as a result of the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”), from which we expect to record after tax expense of approximately $36,000 for the year, based on unvested stock options outstanding at December 31, 2005 (see Recent Accounting Pronouncements section which follows within Item 7 for further discussion).
     SG&A for 2004 increased 12% from 2003, but as a percentage of revenues, decreased to 6.1% in 2004 from 6.4% in 2003. The increase in SG&A costs was primarily attributable to increased personnel costs and selling and marketing costs of approximately $11,500 and $10,400, respectively, due to our continued growth.

Backlog
     Backlog units and dollars were 8,310 and $3,673,221, respectively, at December 31, 2005 compared to backlog units of 7,372 and dollars of $2,906,041 at December 31, 2004. The increase in backlog units was due primarily to a 10% increase in the number of new orders for the six-month period ended December 31, 2005 as compared to the same period ended December 31, 2004. The 26% increase in backlog dollars was attributable to the 13% increase in backlog units and a 7% increase in the average price of new orders for the six-month period ended December 31, 2005 as compared to the same period in 2004.
     Backlog units and dollars were 7,372 and $2,906,041, respectively, at December 31, 2004 compared to backlog units of 6,890 and dollars of $2,323,703 at December 31, 2003. The increase in backlog units was due primarily to a 6% increase in the number of new orders for the six-month period ended December 31, 2004 as compared to the same period ended December 31, 2003. The 25% increase in backlog dollars was attributable to the 7% increase in backlog units and a 16% increase in the average price of new orders for the six-month period ended December 31, 2004 as compared to the same period in 2003.
Mortgage Banking Segment
     NVR conducts its mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Loan closing volume:
Total principal	$3,388,118	$2,716,630	$2,369,867

Segment income:	$57,739	$50,862	$57,754

Capture rate:	87%	84%	83%

Mortgage Banking Fees:
Net gain on sale of loans	$62,279	$52,858	$59,095
Title services	21,072	18,353	16,341
Servicing fees	1,253	1,008	1,197
Gain on sale of servicing	—	—	14

	$84,604	$72,219	$76,647

     Loan closing volume for the year ended December 31, 2005 increased 25% from 2004. The 2005 increase was primarily attributable to a 15% increase in the average loan amount, and a year over year 9% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the year ended December 31, 2005 reflects an increase in the number of settlements by the homebuilding segment and an increase in the percentage of the number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”).
     Segment income for the year ended December 31, 2005 increased approximately $6,900 from 2004. The increase was primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume. This was net of an approximate $6,000 increase in general and administrative expenses during 2005. The increase in general and administrative expenses was primarily due to an increase in salaries and other personnel costs due to a 26% increase in the total number of NVRM employees in 2005 versus 2004. The additional staffing is to position NVRM for future growth and to increase the Capture Rate.
     Traditionally, adjustable rate mortgages and brokered mortgages have been generally less profitable products than fixed rate mortgages. During 2004 and early 2005, we saw a shift to these less profitable products. However, in the second half of 2005, with the change in interest rates, the differential between fixed rate and adjustable rate mortgages narrowed, and we are now experiencing a favorable product mix shift back to fixed rate mortgages. We expect this product mix shift to continue into 2006.
     Mortgage loans held for sale increased approximately $55,000 at December 31, 2005 compared to December 31, 2004. This was primarily due to a 46% increase in the December 2005 loan closing volume compared to December 2004. Mortgage loans held for sale are typically sold to third-party investors within 30 days from date of closing.
     Loan closing volume for the year ended December 31, 2004 increased 14% from 2003. The 2004 increase is primarily attributable to a 12% increase in the average loan amount, and a year over year 2% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the year ended December 31, 2004 reflects an increase in the number of settlements by the homebuilding segment and a slight increase in the Capture Rate.
     Segment income for the year ended December 31, 2004 decreased approximately $6,900 from 2003. The decrease was primarily due to a product mix shift during 2004 from fixed rate mortgages to adjustable rate mortgages and brokered mortgages. The decrease was also due to higher costs incurred of approximately $3,400 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. The decreases due to the product mix shift and contractual repayments was partially offset by the higher 2004 loan volume. General and administrative expenses also increased by approximately $1,800 from 2003 to 2004, largely due to an 15% increase in the total number of NVRM employees in 2004 versus 2003.
Seasonality
     Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.
Effective Tax Rate
     Our consolidated effective tax rates were 39.0%, 40.0%, and 39.7% in 2005, 2004 and 2003, respectively. The lower effective tax rate in 2005 was primarily due to the favorable tax impact of the new Internal Revenue Code Section 199 domestic manufacturing deduction established by the American Jobs Creation Act of 2004.
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
     Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We plan to adopt the SFAS 123R using the modified prospective method. We expect our full year after tax expense to be approximately $36,000 in 2006 related to the implementation of SFAS 123R, based on unvested stock options outstanding at December 31, 2005.

Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). During 2005, we increased the available borrowings under the Facility to $400,000 from $150,000 by refinancing our previous working capital agreement. The current Facility now provides for borrowings of up to $400,000 subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on NVR’s credit rating and/or debt to capital ratio or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined above. The weighted-average interest rates for the amounts outstanding under the Facility were 5.9% and 4.0% for 2005 and 2004, respectively. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $26,412 was outstanding at December 31, 2005. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2005 we were in compliance with all covenants under the Facility and there were no borrowing base limitations reducing the amount available to us for borrowings. At December 31, 2005, we had direct borrowings outstanding under the Facility of $103,000.
     NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $175,000. This limit was temporarily increased to $225,000 on December 15, 2005 to accommodate heavy year-end closing volume. The borrowing limit reverted back to $175,000 on January 15, 2006. The Revolving Credit Agreement is used to fund NVRM’s mortgage origination activities, under which $156,816 was outstanding at December 31, 2005. As of December 31, 2005, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $184,500. The Revolving Credit Agreement expires in August 2006. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.125%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Revolving Credit Agreement was 4.4% during 2005. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000. NVRM also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding under the uncommitted gestation and repurchase agreement accrue interest at various rates tied to the LIBOR rate and are collateralized by gestation mortgage-backed securities and whole loans. There were no borrowings under this uncommitted facility during 2005.
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

The Notes are general unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness and indebtedness under our working capital credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. We may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest.
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
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the Securities and Exchange Act of 1934. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of the Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2005. For the year ended December 31, 2005, we repurchased approximately 1,269,000 shares of our common stock at an aggregate purchase price of $962,609. We repurchased approximately 162,000 shares of our common stock at an aggregate purchase price of $120,818 during January 2006, which fully utilized all available share repurchase authorizations.
Cash Flows
     As shown in the consolidated statement of cash flows for the year ended December 31, 2005, our operating activities provided cash of $532,772. Cash was provided primarily by homebuilding operations and by the realization of a tax benefit of approximately $94,000 from employee stock-based compensation activities. These tax benefits were recorded directly to equity and reduced estimated tax payments during the year. Cash was also provided by a $53,000 increase in customer deposits resulting primarily from the increase in backlog units in 2005 as compared to 2004. Cash was used primarily to fund increases in homebuilding and mortgage loan inventory of approximately $202,000 and $55,000, respectively, and to make deposits on fixed price purchase agreements with developers to acquire control of finished lots. The increase in contract land deposits of approximately $196,000 related to both payments for new, fixed price purchase agreements and to scheduled payments under existing contracts upon achievement of development milestones. We control approximately 105,000 lots at December 31, 2005, as compared to approximately 83,500 lots at December 31, 2004.
     Net cash used for investing activities was $22,097 for the year ended December 31, 2005, primarily as a result of approximately $19,000 in property and equipment purchases throughout the period. In addition, on January 1, 2005 we purchased substantially all of the assets and assumed certain liabilities of Marc Homebuilders, Inc., a homebuilder in Columbia, South Carolina for $7,600 in cash (see Note 11 to the consolidated financial statements). The acquired business operates under the Rymarc trade name.

     Net cash used for financing activities was $700,514 for the year ended December 31, 2005, primarily as a result of our ongoing common stock repurchase program, offset by a net increase of approximately $249,000 under our credit lines. We repurchased approximately 1,269,000 shares of our common stock in 2005 for an aggregate purchase price of $962,609.
     At December 31, 2005, the homebuilding and mortgage banking segments had restricted cash of $5,135 and $1,738, respectively, which includes certain customer deposits, mortgagor tax escrows, insurance escrows, completion escrows and other amounts collected at closing which relates to mortgage loans held for sale and to home sales.
     We believe that cash generated from operations and borrowings available under our credit facilities and the public debt markets will be sufficient to satisfy near and longer term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.
Off Balance Sheet Arrangements
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
     Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and, with the exception of three specific performance contracts for 80 lots at an aggregate purchase price of approximately $7,100 existing at December 31, 2005, we do not guarantee specific performance under these purchase agreements.
     At December 31, 2005, we controlled approximately 105,000 lots with an aggregate purchase price of approximately $10,000,000, by making or committing to make deposits of approximately $831,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate $10,000,000 contractual commitment resulting from our non-performance under the contracts is limited to the $831,000 deposit amount. Of the $831,000 deposit total, approximately $600,000 in cash and approximately $17,000 in letters of credit have been issued as of December 31, 2005, and $214,000 will be paid subsequent to December 31, 2005, assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). Please refer to Note 3 to the consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting under FIN 46R, Consolidation of Variable Interest Entities.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had $33,325 of contingent obligations under such agreements as of December 31, 2005 (inclusive of the $17,000 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to market through earnings. At December 31, 2005, there were contractual commitments to extend credit to borrowers aggregating approximately $140,000, and open forward delivery sale contracts aggregating approximately $322,000.
Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2005, were as follows:

	Payments due by period
		Less than		1-3		3-5		More than
	Total	1 year		years		years		5 years
Debt (a)	$504,816	$269,816		$20,000		$215,000		$—
Capital leases (b)	5,753	586		1,228		1,281		2,658
Operating leases (c)	120,230	27,589		34,928		21,737		35,976
Purchase obligations (d)	214,000		*		*		*		*
Executive officer employment contracts (e)	15,700	3,140		6,280		6,280		—
Other long-term liabilities (f)	64,285	59,315		4,970		—		—

Total	$924,784	$360,446		$67,406		$244,298		$38,634

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.

(c)	See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years. In addition to the $214,000 to be paid pursuant to the prior discussion, as of December 31, 2005, we had capitalized forfeitable deposits for fixed price purchase agreements with developers totaling $599,530, and outstanding letters of credit of approximately $17,000.

(e)	We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheets, $3,730 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.

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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2005 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill, and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2005, and as of December 31, 2005, we believe that excess reorganization value, goodwill, and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill, and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2005 balance sheet (see Note 10 to the consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
Impact of Inflation, Changing Prices and Economic Conditions
     See Risk Factors included in Item 1A herein.
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

     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $400,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on NVR’s credit rating and/or debt to capital ratio or (ii) LIBOR plus applicable margin as defined above. The weighted-average interest rates for the amounts outstanding under the Facility were 5.9% and 4.0% for 2005 and 2004, respectively.
     NVRM generates operating liquidity primarily through the mortgage warehouse facility, which had a borrowing limit of $225,000 at December 31, 2005. The available borrowing limit was reduced to $175,000 on January 15, 2006. The mortgage warehouse facility is used to fund its mortgage origination activities. The interest rate under the mortgage warehouse facility is either: (i) LIBOR plus 1.125%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 4.4% during 2005.
     The following table represents the contractual balances of our on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments, at December 31, 2005. The expected maturity categories take into consideration the actual and anticipated amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$194,157	—	—	—	—	—	$194,157	$194,206
Average interest rate	7.2%	—	—	—	—	—	7.2%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	$156,816	—	—	—	—	—	$156,816	$156,816
Average interest rate (a)	5.5%	—	—	—	—	—	5.5%

Other:
Forward trades of mortgage-backed securities (b)	$(331)	—	—	—	—	—	$(331)	$(331)
Forward loan commitments (b)	57	—	—	—	—	—	57	57

Homebuilding segment
Interest rate sensitive liabilities:
Fixed rate obligations (c)	$161	$215	$244	$302	$200,353	$2,050	$203,325	$199,665
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.2%	13.2%	5.2%

Variable rate credit facility	$103,000	—	—	—	—	—	$103,000	$103,000
Average interest rate	5.7%	—	—	—	—	—	5.7%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to SFAS 133.

(c)	The $200,353 maturing in 2010 includes $200,000 for NVR’s 5% Senior Notes due June 2010.

Item 8. Financial Statements and Supplementary Data.
     The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2006. Reference is also made regarding the executive officers of the registrant to “Executive Officers of the Registrant” following Item 4 of Part I of this report.
Item 11. Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2005 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Number of
securities
	Number of		remaining
	securities to		available for
	be issued	Weighted-	future issuance
	upon	average	under equity
	exercise of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	and	warrants	reflected in the
Plan category	rights	and rights	first column)
Equity compensation plans approved by security holders	1,118,280	$339.46	175,195

Equity compensation plans not approved by security holders	1,966,739	$222.74	36,956

Total	3,085,019	$265.05	212,151
     Equity compensation plans approved by our shareholders include the NVR, Inc. Management Equity Incentive Plan, the NVR, Inc. Management Long-Term Stock Option Plan, the NVR, Inc. 1998

Management Long-Term Stock Option Plan, the NVR, Inc. Directors’ Long-Term Stock Option Plan, the 1998 Directors’ Long-Term Stock Option Plan, and the 2005 Stock Option Plan. Equity compensation plans that have not been approved by our shareholders include the NVR, Inc. 1994 Management Equity Incentive Plan and the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements for a description of each of NVR’s equity compensation plans.
Item 13. Certain Relationships and Related Transactions.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.
Item 14. Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:

1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 2 to Amendment No. 1 to Form 8-A filed on June 14, 2004 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.1 to Form 8-K filed on November 3, 2005 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

Exhibit
Number	Description
10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference 2.1

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

10.8*	NVR, Inc. Directors Long-Term Incentive Plan. Filed as Exhibit 10.11 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.9*	NVR, Inc. Management Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.10*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11*	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.12*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.13*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.14*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.15*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.16*	NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

Exhibit
Number	Description
10.17*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.18*	The NVR, Inc. 2005 Stock Option Plan. Filed herewith.

10.19*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed herewith.

10.20*	NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.21*	NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.23	Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.24	Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.25	Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.26	Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.27	Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.28 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.28	Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.29	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

Exhibit
Number	Description
10.30	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

10.31	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

10.33*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.34*	Summary of 2006 annual incentive plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NVR, Inc.

By: /s/ Paul C. Saville

Paul C. Saville
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwight C. Schar	Executive Chairman	February 23, 2006

Dwight C. Schar

/s/ C. Scott Bartlett, Jr.	Director	February 23, 2006

C. Scott Bartlett, Jr.

/s/ Robert C. Butler	Director	February 23, 2006

Robert C. Butler

/s/ Timothy M. Donahue	Director	February 23, 2006

Timothy M. Donahue

/s/ Manuel H. Johnson	Director	February 23, 2006

Manuel H. Johnson

/s/ William A. Moran	Director	February 23, 2006

William A. Moran

/s/ David A. Preiser	Director	February 23, 2006

David A. Preiser

/s/ George E. Slye	Director	February 23, 2006

George E. Slye

/s/ John M. Toups	Director	February 23, 2006

John M. Toups

/s/ Paul C. Saville	Principal Executive Officer	February 23, 2006

Paul C. Saville

/s/ Dennis M. Seremet	Principal Financial Officer	February 23, 2006

Dennis M. Seremet

/s/ Robert W. Henley	Principal Accounting Officer	February 23, 2006

Robert W. Henley

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NVR, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 23, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

NVR, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A to the Company’s 2005 Form 10-K, that NVR, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that NVR, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NVR, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 23, 2006

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS

Homebuilding:
Cash and cash equivalents	$170,090	$362,458
Receivables	40,562	14,020
Inventory:
Lots and housing units, covered under sales agreements with customers	723,657	538,770
Unsold lots and housing units	60,419	40,052
Manufacturing materials and other	9,899	9,718

	793,975	588,540

Assets not owned, consolidated per FIN 46R	275,306	89,924
Property, plant and equipment, net	31,096	25,330
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	6,379
Definite life intangibles, net	375	—
Contract land deposits	549,160	384,959
Deferred tax assets, net	97,511	73,191
Other assets	45,340	36,587

	2,056,681	1,622,968

Mortgage Banking:
Cash and cash equivalents	7,436	4,907
Mortgage loans held for sale, net	193,932	138,595
Property and equipment, net	1,003	996
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	3,189	3,154

	212,907	154,999

Total assets	$2,269,588	$1,777,967

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$262,086	$215,002
Accrued expenses and other liabilities	308,621	177,041
Liabilities related to assets not owned, consolidated per FIN 46R	215,284	63,568
Obligations under incentive plans	60,555	57,774
Customer deposits	256,837	203,835
Other term debt	3,325	4,077
Senior notes	200,000	200,000
Notes payable	103,000	—

	1,409,708	921,297

Mortgage Banking:
Accounts payable and other liabilities	25,902	11,949
Notes payable	156,816	9,726

	182,718	21,675

Total liabilities	1,592,426	942,972

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 and 20,597,709 shares issued for 2005 and 2004, respectively	206	206
Additional paid-in-capital	473,886	406,705
Deferred compensation trust- 547,697 and 549,029 shares of NVR, Inc. common stock for 2005 and 2004, respectively	(76,303)	(76,366)
Deferred compensation liability	76,303	76,366
Retained earnings	2,608,628	1,911,069
Less treasury stock at cost - 14,964,482 and 14,023,631 shares for 2005 and 2004, respectively	(2,405,558)	(1,482,985)

Total shareholders’ equity	677,162	834,995

Total liabilities and shareholders’ equity	$2,269,588	$1,777,967

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Homebuilding:
Revenues	$5,177,743	$4,247,503	$3,600,917
Other income	6,301	2,655	3,385
Cost of sales	(3,738,030)	(3,156,286)	(2,711,861)
Selling, general and administrative	(345,525)	(260,795)	(231,966)

Operating income	1,100,489	833,077	660,475
Loss from extinguishment of 8% Senior Notes due 2005	—	—	(8,503)
Interest expense	(13,809)	(11,934)	(13,554)

Homebuilding income	1,086,680	821,143	638,418

Mortgage Banking:
Mortgage banking fees	84,604	72,219	76,647
Interest income	5,014	4,249	5,198
Other income	1,435	1,075	1,025
General and administrative	(31,555)	(25,593)	(23,823)
Interest expense	(1,759)	(1,088)	(1,293)

Mortgage banking income	57,739	50,862	57,754

Income before taxes	1,144,419	872,005	696,172
Income tax expense	(446,860)	(348,801)	(276,381)

Net income	$697,559	$523,204	$419,791

Basic earnings per share	$110.36	$80.83	$59.28

Diluted earnings per share	$89.61	$66.42	$48.39

Basic average shares outstanding	6,321	6,473	7,082

Diluted average shares outstanding	7,784	7,877	8,674

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2002	$206	$262,867	$968,074	$(827,902)	$(35,647)	$35,647	$403,245

Net income	—	—	419,791	—	—	—	419,791
Deferred compensation activity	—	—	—	12,490	(29,078)	29,078	12,490
Purchase of common stock for treasury	—	—	—	(460,391)	—	—	(460,391)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	110,171	—	—	—	—	110,171
Stock option activity	—	9,483	—	—	—	—	9,483
Treasury stock issued upon option exercise	—	(47,254)	—	47,254	—	—	—

Balance, December 31, 2003	206	335,346	1,387,865	(1,228,549)	(64,725)	64,725	494,868

Net income	—	—	523,204	—	—	—	523,204
Deferred compensation activity	—	—	—	12,490	(11,641)	11,641	12,490
Purchase of common stock for treasury	—	—	—	(307,603)	—	—	(307,603)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	92,661	—	—	—	—	92,661
Stock option activity	—	19,296	—	—	—	—	19,296
Treasury stock issued upon option exercise	—	(40,677)	—	40,677	—	—	—

Balance, December 31, 2004	206	406,705	1,911,069	(1,482,985)	(76,366)	76,366	834,995

Net income	—	—	697,559	—	—	—	697,559
Deferred compensation activity	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(962,609)	—	—	(962,609)
Tax benefit from stock options exercised and deferred compensation distributions	—	94,460	—	—	—	—	94,460
Stock option activity	—	12,757	—	—	—	—	12,757
Treasury stock issued upon option exercise	—	(40,036)	—	40,036	—	—	—

Balance, December 31, 2005	$206	$473,886	$2,608,628	$(2,405,558)	$(76,303)	$76,303	$677,162

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$697,559	$523,204	$419,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,690	8,858	8,427
Loss from extinguishment of debt	—	—	8,503
Gain on sales of loans	(62,279)	(52,858)	(59,095)
Gain on sale of fixed assets	(595)	—	—
Deferred tax (benefit) expense	(24,374)	1,249	(3,429)
Mortgage loans closed	(2,186,723)	(1,961,867)	(1,982,900)
Proceeds from sales of mortgage loans	2,176,475	1,962,184	2,096,782
Principal payments on mortgage loans held for sale	17,089	12,534	8,333
Gain on sales of mortgage servicing rights	—	—	(14)
Net change in assets and liabilities:
Increase in inventories	(201,622)	(64,767)	(87,099)
Increase in contract land deposits	(195,552)	(118,680)	(53,939)
Increase in receivables	(26,578)	(2,524)	(2,198)
Increase in accounts payable, accrued expenses and customer deposits	337,882	169,690	219,914
Increase in obligations under incentive plans	2,781	2,300	590
Other, net	(11,981)	(2,861)	(12,548)

Net cash provided by operating activities	532,772	476,462	561,118

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,670)	(9,761)	(9,456)
Proceeds from sales of mortgage servicing rights	—	25	11,850
Proceeds from the sale of property, plant and equipment	4,038	783	610
Acquisition, net of cash acquired	(7,465)	—	—

Net cash (used) provided by investing activities	(22,097)	(8,953)	3,004

Cash flows from financing activities:
Extinguishment of 8% Senior Notes due 2005	—	—	(119,600)
Issuance of 5% Senior Notes due 2010	—	—	200,000
Purchase of treasury stock	(962,609)	(307,603)	(460,391)
Purchase of NVR common stock for deferred compensation plan	—	—	(17,939)
Net borrowings (repayments) under notes payable and credit lines	249,338	(44,056)	(86,301)
Exercise of stock options	12,757	19,296	9,483

Net cash used by financing activities	(700,514)	(332,363)	(474,748)

Net (decrease) increase in cash and cash equivalents	(189,839)	135,146	89,374
Cash and cash equivalents, beginning of year	367,365	232,219	142,845

Cash and cash equivalents, end of year	$177,526	$367,365	$232,219

Supplemental disclosures of cash flow information:
Interest paid during the year	$13,634	$12,490	$13,715

Income taxes paid during the year, net of refunds	$294,325	$275,563	$162,848

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$33,666	$25,620	$736

Tax benefit from stock-based compensation activity	$94,460	$92,661	$110,171

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
     Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding and mortgage banking segments had restricted cash of $5,135 and $1,738, respectively, at December 31, 2005, and $2,123 and $965, respectively, at December 31, 2004, which includes certain customer deposits, mortgagor tax escrows, insurance escrows, completion escrows and other amounts collected at closing which relate to mortgage loans held for sale and to home sales.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Property, Plant, and Equipment
     Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two-year period, office facilities and other equipment are depreciated over a period from three to ten years, manufacturing facilities are depreciated over periods of from five to forty years and property under capital leases is depreciated in a manner consistent with the Company’s depreciation policy for owned assets.
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
     Intangible Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill, indefinite life intangibles, and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”), which is no longer subject to amortization, to be tested for impairment on an annual basis. The Company completed the annual assessment of impairment and determined that there is no impairment of either goodwill, indefinite life intangibles, or excess reorganization value in the years ended December 31, 2005, 2004 and 2003.
     Mortgage Loans Held for Sale, Derivatives and Hedging Activities
     NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. Those loan products include previously non-traditional loan products, such as interest-only loans, adjustable interest rate loans, negative amortization loans and loans with relatively high loan-to-value (“LTV”) ratios, with up to a one hundred percent LTV. NVR sells all of the loans it originates into the secondary market typically within 30 days from origination. All of the loans that the Company originates, including non-traditional loan products, are underwritten to the standards and specifications of the ultimate investor. In addition, a substantial number of these nontraditional loans are underwritten and funded at closing directly by the ultimate investor. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of these non-traditional products. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to market through earnings. NVR does not engage in speculative or trading derivative activities. At December 31, 2005, there were contractual commitments to extend credit to borrowers aggregating approximately $140,000, and open forward delivery sale contracts aggregating approximately $322,000.
     Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2005, 2004 and 2003:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Weighted average number of shares outstanding used to calculate basic EPS	6,320,852	6,472,607	7,081,527

Dilutive securities:
Stock options	1,463,530	1,404,262	1,592,836

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	7,784,382	7,876,869	8,674,363

     Options issued under equity benefit plans to purchase 4,250; 37,827; and 60,200 shares of common stock were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the 386,975 options outstanding under the 2005 Stock Option Plan and 7,700 options outstanding under the 1998 Directors’ Long-Term Stock Option Plan are considered performance-based compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the EPS Target, as discussed in Note 9, has not been achieved as of December 31, 2005, pursuant to the requirements of SFAS 128, Earnings Per Share.
     Revenues-Homebuilding Operations
     NVR builds single-family detached homes, townhomes and condominium buildings, which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title and risk of loss passes to the customer.
     Mortgage Banking Fees
     Mortgage banking fees include income earned by NVR’s mortgage banking subsidiaries for originating mortgage loans, servicing mortgage loans held on an interim basis, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking. Mortgage banking fees are generally recognized after the loan has been sold to an unaffiliated, third party investor.

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
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2005 and 2004 was $196,340 and $196,820, respectively. The estimated fair value is based on a quoted market price. The carrying value was $200,000 at December 31, 2005 and 2004.
     Stock-Based Compensation
     At December 31, 2005, the Company had eight active stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, NVR has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. See the Recent Accounting Pronouncements section below for a discussion of the Company’s anticipated adoption as of January 1, 2006 of the provisions of SFAS 123R.
     During 2005, the Company issued 387,875 non-qualified stock options (“Options”) under the 2005 Stock Option Plan (the “2005 Plan”) at an average exercise price of $743.39 per share. The 2005 Plan was approved by the Company’s shareholders at the May 4, 2005 Annual Meeting and allows the Company to issue Options to employees, including executive officers, to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Option was granted for a term of ten years. No Option granted under the 2005 Plan will become exercisable (other than in the case of a change in control as defined within the 2005 Plan) unless a performance target based on growth in diluted earnings per share is met or exceeded (the “EPS Target”). The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. If the EPS Target is satisfied, Options granted under the 2005 Plan will become exercisable as to twenty-five percent of the underlying shares on each of December 31, 2010, 2011, 2012 and 2013, (“Vesting Tranches”) respectively, or later, depending upon date of grant, based on continued employment. In addition, during the year ended December 31, 2005, the Company granted 7,700 non-qualified stock options (“Director Options”) at an average exercise price of $907.75 per share to the Company’s Directors under the

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). The Director Options are subject to the aforementioned EPS Target.
     Because the Options granted under the 2005 Plan and the 2005 Option grants under the 1998 Directors’ Plan are subject to a performance measure (the EPS Target), in accordance with APB No. 25, these grants are considered variable awards. Compensation expense for these variable award grants is measured based on the number of Options issued, using the intrinsic value of the Options as of the end of the reporting period, and the cost is recognized ratably over each Vesting Tranche separately. Based on the $702.00 per share closing price of NVR common stock at December 31, 2005, there was no intrinsic value related to the options granted under the 2005 Plan or the 1998 Directors’ Plan, and thus, no compensation expense was recognized.
     In accordance with SFAS No. 148, the following table discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$697,559	$523,204	$419,791
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(31,893)	(23,411)	(20,976)

Pro forma net income	$665,666	$499,793	$398,815

Earnings per share:
Basic—as reported	$110.36	$80.83	$59.28

Basic—pro forma	$105.31	$77.22	$56.32

Diluted—as reported	$89.61	$66.42	$48.39

Diluted—pro forma	$86.67	$64.44	$47.06

     The weighted average per share fair values of grants made in 2005, 2004 and 2003 for employee stock-based incentive plans were $370.03, $289.81 and $245.54, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2005	2004	2003
Estimated option life	8.82 years	10 years	10 years
Risk free interest rate	3.84%	4.68%	4.61%
Expected volatility (a)	34.15%	39.06%	40.55%
Expected dividend yield	0.00%	0.00%	0.00%

(a)	The 2005 volatility is based on implied volatility. The 2004 and 2003 volatility is based on historical volatility.
     Comprehensive Income
     For the years ended December 31, 2005, 2004 and 2003, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and supersedes APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In April 2005, the Securities and Exchange Commission amended the effective date for SFAS 123R. SFAS 123R is now effective as of the beginning of the first interim or annual reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after the effective date, and all outstanding portions of awards granted prior to the effective date which are unvested as of the effective date of the pronouncement.
     Entities may adopt the provisions of SFAS 123R using either the modified prospective or modified retrospective methods. Under the modified prospective method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosure. For periods before the required effective date, the modified retrospective application may be applied to either (a) all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption, on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. SFAS 123R becomes effective for NVR beginning in the first quarter of 2006. We plan to adopt SFAS 123R using the modified prospective method. We expect our full year after tax expense in 2006 to be approximately $36,000 related to the implementation of SFAS 123R, based on unvested stock options outstanding at December 31, 2005.
2. Segment Information, Nature of Operations, and Certain Concentrations
     NVR operates in two business segments: homebuilding and mortgage banking. The homebuilding segment is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas, where NVR derived approximately 52% of its 2005 homebuilding revenues. NVR’s homebuilding segment primarily constructs and sells single-family detached homes, townhomes and condominium buildings under four tradenames: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty-one metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Michigan and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers.
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
As of and For the Year Ended December 31, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues	$5,177,743	$84,604	$5,262,347	(a)
Interest income	2,471	5,014	7,485	(a)
Interest expense	13,809	1,759	15,568	(a)
Depreciation and amortization	10,137	553	10,690	(a)
Segment profit	1,086,805	57,739	1,144,544	(b)
Segment assets	1,727,734	205,560	1,933,294	(b)
Expenditures for segment assets	18,222	448	18,670	(a)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$1,086,805	$57,739	$1,144,544
Less: Amortization of definite life intangibles	(125)	—	(125)

Consolidated income before taxes	$1,086,680	$57,739	$1,144,419

Segment assets	$1,727,734	$205,560	$1,933,294
Add: Excess reorganization value, goodwill and intangibles, net	53,641	7,347	60,988
Add: Assets not owned, consolidated per FIN 46R	275,306	—	275,306

Total consolidated assets	$2,056,681	$212,907	$2,269,588

As of and For the Year Ended December 31, 2004

	Homebuilding	Mortgage Banking	Totals
Revenues	$4,247,503	$72,219	$4,319,722	(c)
Interest income	1,151	4,249	5,400	(c)
Interest expense	11,934	1,088	13,022	(c)
Depreciation and amortization	8,391	467	8,858	(c)
Segment profit	821,143	50,862	872,005	(c)
Segment assets	1,485,085	147,652	1,632,737	(d)
Expenditures for segment assets	9,248	513	9,761	(c)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d)	The following reconciles segment assets to the respective amounts for the consolidated enterprise:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Homebuilding	Mortgage Banking	Totals
Segment assets	$1,485,085	$147,652	$1,632,737
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Add: Assets not owned, consolidated per FIN 46R	89,924	—	89,924

Total consolidated assets	$1,622,968	$154,999	$1,777,967

As of and For the Year Ended December 31, 2003

	Homebuilding	Mortgage Banking	Totals
Revenues	$3,600,917	$76,647	$3,677,564	(e)
Interest income	746	5,198	5,944	(e)
Interest expense	13,554	1,293	14,847	(e)
Depreciation and amortization	7,940	487	8,427	(e)
Segment profit	646,921	57,754	704,675	(f)
Segment assets	1,188,450	106,542	1,294,992	(f)
Expenditures for segment assets	9,130	326	9,456	(e)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(f)	The following reconciles segment profits and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$646,921	$57,754	$704,675
Less: Loss from extinguishment of 8% Senior Notes due 2005	(8,503)	—	(8,503)

Consolidated income before income taxes	$638,418	$57,754	$696,172

Segment assets	$1,188,450	$106,542	$1,294,992
Add: Excess reorganization value and goodwill	47,959	7,347	55,306
Add: Assets not owned, consolidated per FIN 46R	12,807	—	12,807

Total consolidated assets	$1,249,216	$113,889	$1,363,105

3. Consolidation of Variable Interest Entities
     In December 2003, FASB issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2005, the Company controlled approximately 105,000 lots with deposits in cash and letters of credit totaling approximately $600,000 and $17,000, respectively. As of December 31, 2004, the Company controlled approximately 83,500 lots with deposits in cash and letters of credit totaling approximately $404,000 and $13,000, respectively.
     This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three specific performance contracts pursuant to which the company is committed to purchasing approximately 80 finished lots at an aggregate purchase price of approximately $7,100. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from these LLC’s.
     At December 31, 2005, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $15,000, which controlled approximately 1,000 lots. At December 31, 2004, NVR had an aggregate investment in eleven separate LLC’s totaling approximately $12,800, which controlled approximately 950 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the years ended December 31, 2005, 2004 and 2003, NVR reduced cost of sales by approximately $287, $369 and $389, respectively, which represented NVR’s share of the earnings of the LLC’s.
     Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it, or conversely, the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-five of those development entities with which the

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
agreements and arrangements are held. As a result, at December 31, 2005, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2005 was the inclusion on the balance sheet of $275,306 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $215,284 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $39,000 and liabilities of approximately $34,000 estimated for ten development entities created after December 31, 2003 that did not provide financial statements.
     At December 31, 2004, under FIN 46R, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of nineteen of those development entities with which the agreements and arrangements were held. As a result, at December 31, 2004, NVR had consolidated such development entities in the accompanying consolidated balance sheet. Of the nineteen development entities, three entities refused to provide financial statements, and NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2004 was the inclusion on the balance sheet of $89,924 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $63,568 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $16,000 and liabilities of approximately $12,500 for three development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2005:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$170,090	$—	$—	$170,090
Receivables	40,562	—	—	40,562
Homebuilding inventory	793,975	—	—	793,975
Property, plant and equipment, net	31,096	—	—	31,096
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	12,061	—	—	12,061
Contract land deposits	599,530	—	(50,370)	549,160
Other assets	152,503	—	(9,652)	142,851

	1,841,397	—	(60,022)	1,781,375

Mortgage banking assets:	212,907	—	—	212,907

FIN 46R Entities:
Land under development	—	260,676	—	260,676
Other assets	—	14,630	—	14,630

	—	275,306	—	275,306

Total assets	$2,054,304	$275,306	$(60,022)	$2,269,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$631,262	$—	$—	$631,262
Customer deposits	256,837	—	—	256,837
Other term debt	3,325	—	—	3,325
Senior notes	200,000	—	—	200,000
Notes Payable	103,000	—	—	103,000

	1,194,424	—	—	1,194,424

Mortgage banking liabilities:	182,718	—	—	182,718

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	7,880	(53)	7,827
Debt	—	153,337	—	153,337
Contract land deposits	—	50,370	(50,370)	—
Advances from NVR, Inc.	—	8,891	(8,891)	—
Minority interest	—	—	54,120	54,120

	—	220,478	(5,194)	215,284

Equity	677,162	54,828	(54,828)	677,162

Total liabilities and shareholders’ equity	$2,054,304	$275,306	$(60,022)	$2,269,588

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2004:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$362,458	$—	$—	$362,458
Receivables	14,020	—	—	14,020
Homebuilding inventory	588,540	—	—	588,540
Property, plant and equipment, net	25,330	—	—	25,330
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill, net	6,379	—	—	6,379
Contract land deposits	403,848	—	(18,889)	384,959
Other assets	117,245	—	(7,467)	109,778

	1,559,400	—	(26,356)	1,533,044

Mortgage banking assets:	154,999	—	—	154,999

FIN 46R Entities:
Land under development	—	85,380	—	85,380
Other assets	—	4,544	—	4,544

	—	89,924	—	89,924

Total assets	$1,714,399	$89,924	$(26,356)	$1,777,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$449,817	$—	$—	$449,817
Customer deposits	203,835	—	—	203,835
Other term debt	4,077	—	—	4,077
Senior notes	200,000	—	—	200,000

	857,729	—	—	857,729

Mortgage banking liabilities:	21,675	—	—	21,675

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	1,960	(131)	1,829
Debt	—	45,022	—	45,022
Contract land deposits	—	18,889	(18,889)	—
Advances from NVR, Inc.	—	6,795	(6,795)	—
Minority interest	—	—	16,717	16,717

	—	72,666	(9,098)	63,568

Equity	834,995	17,258	(17,258)	834,995

Total liabilities and shareholders’ equity	$1,714,399	$89,924	$(26,356)	$1,777,967

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At December 31, 2005 NVR has been unable to obtain the information necessary to perform the accounting required to consolidate thirteen separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $15,462 to these thirteen separate development entities, with a total aggregate purchase price for the finished lots of approximately $121,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these thirteen development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the years ended December 31, 2005, 2004 and 2003. Aggregate activity with respect to the thirteen development entities is included in the following table:

	December 31,
	2005	2004	2003
Finished lots purchased — dollars	$25,727	$18,014	$7,225
Finished lots purchased — units	299	224	107
4. Related Party Transactions
     During 2005, 2004, and 2003, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by a member of the NVR Board of Directors (the “Board”). These transactions were approved by a majority of the independent members of the Board. Purchases from Elm Street Development totaled approximately $29,000, $8,200 and $15,000 during 2005, 2004 and 2003, respectively. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2005 over the next 36 months for an aggregate purchase price of approximately $104,000.
     During 2005, NVR entered into various marketing and promotional arrangements with certain entities controlled by or affiliated with the Washington Redskins National Football League franchise (the “Redskins”). NVR’s Chairman is a minority owner of the Redskins. These arrangements were approved by a majority of the independent members of the Board. In total, NVR incurred or committed to incur $960 under these marketing and promotional arrangements.
     In 2003, NVR entered into a forward lot purchase agreement with Comstock Blooms Mill II, LLC, an entity controlled 100% by an entity in which the Company’s Chairman’s son-in-law was a principal at the time of the transaction. This purchase agreement was approved by a majority of the independent members of the Board. Under this agreement, NVR purchased, at market prices, finished lots with an aggregate purchase price of approximately $4,000 and $2,000 during 2004 and 2003, respectively. No additional lots remain to be purchased under this agreement.
     NVR periodically leases, at market rates, an airplane owned by the Company’s Chairman for Company travel when the use of the airplane lends itself to business travel efficiencies. NVR’s independent members of the Board annually review these expenditures. During 2005, NVR paid approximately $323 for use of the airplane.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
5. Property, Plant and Equipment, net

	December 31,
	2005	2004
Homebuilding:
Office facilities and other	11,416	$7,719
Model home furniture and fixtures	23,385	17,150
Manufacturing facilities	21,944	18,628
Property under capital leases	4,005	7,631

	60,750	51,128
Less: accumulated depreciation	(29,654)	(25,798)

	$31,096	$25,330

Mortgage Banking:
Office facilities and other	$3,382	$3,126
Less: accumulated depreciation	(2,379)	(2,130)

	$1,003	$996

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6.
6. Debt

	December 31,
	2005	2004
Homebuilding:

Working capital revolving credit (a)	$103,000	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$3,325	$4,077

Senior notes (c)	$200,000	$200,000

Mortgage Banking:

Mortgage warehouse revolving credit (d)	$156,816	$9,726
Mortgage repurchase facility (e)	—	—

	$156,816	$9,726

(a)	The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”). During 2005, the Company increased the available borrowings under the Facility to $400,000 from $150,000 by refinancing the Company’s previous working capital agreement. The current Facility now provides for borrowings of up to $400,000 subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $26,412 and $21,794 were outstanding at December 31, 2005 and 2004, respectively. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on NVR’s credit rating and/or debt to capital ratio or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined above. The weighted-average interest rate for the amounts outstanding under the Facility was 5.9% during 2005. The weighted-average interest rate for amounts outstanding under the previous working capital agreement was 4% during 2004. At December 31, 2005, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which the Company would be able to pay in dividends each year. The Company is also subject to borrowing base restrictions if the Company’s senior debt rating falls below investment grade. At December 31, 2005 NVR was in compliance with all covenants under the Facility.
(b) The capital lease obligations have fixed interest rates ranging from 5.1% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $1,655 and $4,322 at December 31, 2005 and 2004, respectively.
     The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2005:

Years ending December 31,

2006	$586
2007	614
2008	614
2009	637
2010	644
Thereafter	2,658

5,753
Amount representing interest	(2,428)

$3,325

(c) On January 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $400,000 of the Company’s debt securities (the “1998 Shelf Registration”). The 1998 Shelf Registration statement was declared effective on February 27, 1998 and provides that securities may be offered from time to time in one or more series, and in the form of senior or subordinated debt. As of December 31, 2005, NVR had $55,000 available for issuance under the 1998 Shelf Registration.
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
     On May 27, 2004, NVR filed a shelf registration statement with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants (the “2004 Shelf Registration”). The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration for general corporate purposes. As of December 31, 2005, no amounts have been issued under the 2004 Shelf Registration. This discussion of the 2004 Shelf Registration does not constitute an offer of any securities for sale.
(d) The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $225,000 at December 31, 2005. This limit was temporarily increased from $175,000 on December 15, 2005 to accommodate heavy year-end closing volume. The borrowing limit reverted back to $175,000 on January 15, 2006. The Revolving Credit Agreement is used to fund its mortgage origination activities. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) LIBOR plus 1.125%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 4.4% and 1.9% during 2005 and 2004, respectively. The average interest rate for amounts outstanding at December 31, 2005 was 5.5%. Mortgage loans and gestation mortgage-backed securities collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is annually renewable and currently expires in August 2006.
     The Mortgage Warehouse Revolving Credit agreement includes, among other items, covenants restricting NVRM from incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. As of December 31, 2005, borrowing base limitations reduced the amount available to NVRM for borrowings to approximately $184,500. The Company was in compliance with all covenants under the Mortgage Warehouse Revolving Credit agreement at December 31, 2005.
(e) NVRM currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. Amounts outstanding thereunder accrue interest at various rates tied to the LIBOR rate and are collateralized by gestation mortgage-backed securities and whole loans. The uncommitted facility generally requires NVRM to, among other items, maintain a minimum net worth and limit its level of liabilities in relation to its net worth. There were no borrowings under the uncommitted facility during 2005 and 2004.
* * * * *
     Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Notes as of December 31, 2005 are as follows:

Years ending December 31,

2006	$259,977
2007	214
2008	245
2009	302
2010	200,353
Thereafter	2,050

Total	$463,141

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The $259,977 maturing in 2006 includes $156,816 of borrowings under the Mortgage Warehouse Revolving Credit facility and $103,000 of the borrowings under the working capital credit facility. The $200,353 maturing during 2010 includes $200,000 of Senior Notes maturing in June 2010.
7. Common Stock
     There were 5,628,158; 6,574,078 and 6,727,341 common shares outstanding at December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, NVR had reacquired a total of approximately 19,490,000 shares of NVR common stock at an aggregate cost of approximately $2,625,300 since December 31, 1993. The Company repurchased 1,269,050; 674,694 and 1,103,968 shares at an aggregate purchase price of approximately $962,609, $307,600 and $460,400 during 2005, 2004 and 2003, respectively.
     There have been approximately 4,515,000 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Beginning in 1999, the Company issues shares from the treasury for all stock option exercises. The Company issued 318,199; 464,520 and 757,221 such shares during 2005, 2004 and 2003, respectively.
8. Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Current:
Federal	$386,712	$288,069	$230,477
State	81,288	61,503	49,333
Deferred:
Federal	(17,669)	(632)	(2,849)
State	(3,471)	(139)	(580)

	$446,860	$348,801	$276,381

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$94,460	$92,661	$110,171

     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2005	2004
Deferred tax assets:
Other accrued expenses	$52,384	$36,369
Deferred compensation	30,916	30,973
Uniform capitalization	12,377	6,896
Other	5,665	3,069

Total deferred tax assets	101,342	77,307
Less: deferred tax liabilities	3,322	3,661

Net deferred tax position	$98,020	$73,646

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $877,753 and $605,987 for the years ended December 31, 2005 and 2004.
     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Income taxes computed at the Federal statutory rate	$400,547	$305,202	$243,661
State income taxes, net of Federal income tax benefit	53,501	42,521	31,690
Other, net	(7,188)	1,078	1,030

	$446,860	$348,801	$276,381

     The Company’s effective tax rate in 2005, 2004 and 2003 was 39.0%, 40.0% and 39.7%, respectively. The lower effective tax rate in 2005 is primarily due to the favorable tax impact of the new Internal Revenue Code Section 199 domestic manufacturing deduction established by the American Jobs Creation Act of 2004.
9. Profit Sharing and Incentive Plans
     Profit Sharing Plans—NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the “Board”). The combined plan contribution for the years ended December 31, 2005, 2004 and 2003 was $15,370, $12,488 and $10,787, respectively. The ESOP purchased approximately 18,000 and 26,000 shares of NVR common stock in the open market for the 2005 and 2004 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2005, all shares held by the ESOP have been allocated to participants’ accounts other than the 2005 plan year contribution, which had been committed to be released to participants’ accounts, and was fully allocated to participants in February 2006.
     High Performance Compensation Plans—During 2004 and 2003, NVR recognized $4,227 and $8,948, respectively, of compensation costs related to the High Performance Plan (the “HP Plan”), a long-term cash compensation program for executive officers and other key personnel. The High Performance Plan was fully vested in 2004 and therefore, NVR did not recognize compensation costs related to the High Performance Plan during 2005.
     Management Stock-Based Incentive Plans—Management long-term incentive plans provide several types of equity incentives to NVR’s executives and managers. The equity incentives take the form of stock options and performance share awards as described below. Stock options issued under the management long-term incentive plans are issued with an exercise price equal to the market value of the underlying shares on the date of grant.
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
     During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (The “2000 Plan”). The 2000 Plan was not approved by the Company’s shareholders. There are 2,000,000 non-qualified stock options (“Options”) authorized under the 2000 Plan. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant, with vesting contingent upon continued employment.
     During 2005, the Company’s shareholders approved the Board of Directors’ adoption of the 2005 Stock Option Plan (The “2005 Plan”). There are 500,000 non-qualified stock options (“Options”) authorized under the 2005 Plan. All Options under the Plan will be granted at the fair market value underlying the Shares at the date of grant and are subject to two vesting conditions. The first vesting condition requires that the Company satisfy a performance target based on growth in earnings per share (“EPS Target”) as of December 31, 2008. The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. All Options granted will be cancelled if the EPS Target is not met. Secondly, Options will vest in 25% annual increments beginning December 31, 2010, or later, depending on the date of grant and based on continued employment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Stock option activity for the management option plans for the years presented is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Prices	Options	Prices	Options	Prices
1993 NVR Share Options
Options outstanding at the beginning of the year	7,003	$8.00	7,903	$7.69	21,153	$7.60
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(500)	$5.29	(900)	$5.29	(13,250)	$7.55

Outstanding at end of year	6,503	$8.21	7,003	$8.00	7,903	$7.69

Exercisable at end of year	6,503	$8.21	7,003	$8.00	7,903	$7.69

1994 NVR Share Options
Options outstanding at the beginning of the year	3,695	$16.07	5,695	$15.34	7,362	$15.04
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	—	$—	(2,000)	$14.00	(1,667)	$14.00

Outstanding at end of year	3,695	$16.07	3,695	$16.07	5,695	$15.34

Exercisable at end of year	3,695	$16.07	3,695	$16.07	5,695	$15.34

1996 Option Plan
Options outstanding at the beginning of the year	196,020	$161.52	401,420	$93.83	1,074,076	$27.24
Granted	1,375	$784.16	1,625	$698.46	37,644	$500.00
Canceled	—	$—	(3,017)	$119.56	—	$—
Exercised	(70,952)	$65.09	(204,008)	$33.23	(710,300)	$14.66

Outstanding at end of year	126,443	$222.40	196,020	$161.52	401,420	$93.83

Exercisable at end of year	85,132	$82.09	122,435	$56.20	294,111	$30.85

1998 Option Plan
Options outstanding at the beginning of the year	755,332	$77.44	981,024	$55.31	994,000	$49.62
Granted	2,500	$720.06	28,002	$607.25	13,856	$451.03
Canceled	(12,801)	$60.90	(14,332)	$49.60	(26,203)	$49.27
Exercised	(226,622)	$49.83	(239,362)	$50.36	(629)	$44.91

Outstanding at end of year	518,409	$93.02	755,332	$77.44	981,024	$55.31

Exercisable at end of year	475,551	$48.87	401,154	$49.21	326,668	$49.65

2000 Option Plan
Options outstanding at the beginning of the year	1,989,269	$219.11	1,921,475	$200.90	1,891,100	$194.01
Granted	15,475	$766.12	139,219	$469.61	79,700	$356.41
Canceled	(41,700)	$232.98	(71,425)	$217.59	(49,325)	$187.84
Exercised	—	$—	—	$—	—	$—

Outstanding at end of year	1,963,044	$223.13	1,989,269	$219.11	1,921,475	$200.90

Exercisable at end of year	—	$—	—	$—	—	$—

2005 Option Plan
Options outstanding at the beginning of the year	—	$—	—	—	—	—
Granted	387,875	$743.38	—	—	—	—
Canceled	(900)	$737.00	—	—	—	—
Exercised	—	$—	—	—	—	—

Outstanding at end of year	386,975	$743.39	—	—	—	—

Exercisable at end of year	—	$—	—	—	—	—

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Range of Exercise Prices	Number	Price	Life in Years
1993 NVR Share Options
Outstanding and exercisable at December 31, 2005:
$8.21	6,503	$8.21	0.9
1994 NVR Share Options
Outstanding and exercisable at December 31, 2005:
$14.00 - $25.00	3,695	$16.07	1.5
1996 Option Plan
Outstanding at December 31, 2005:
$10.63	8,200	$10.63	0.4
$21.00 - $25.00	21,305	$21.25	1.9
$38.00 - $44.38	5,675	$39.55	3.7
$72.00	10,668	$72.00	4.7
$92.15 - $114.25	20,184	$105.26	5.0
$146.00 - $180.00	17,100	$155.71	5.4
$278.00 - $315.50	2,667	$287.38	6.5
$500.00	37,644	$500.00	7.8
$671.00 - $760.25	1,625	$698.46	8.9
$769.40 - $810.00	1,375	$784.16	9.2
Exercisable at December 31, 2005:
$10.63	8,200	$10.63	0.4
$21.00 - $25.00	21,305	$21.25	1.9
$38.00 - $44.38	5,675	$39.55	3.7
$72.00	10,668	$72.00	4.7
$92.15 - $114.25	20,184	$105.26	5.0
$146.00 - $180.00	16,433	$156.11	5.4
$278.00 - $315.50	2,667	$287.38	6.5
1998 Option Plan
Outstanding at December 31, 2005:
$44.38 - $62.13	459,485	$47.86	3.4
$72.00 - $91.25	16,066	$77.93	4.8
$500.00 - $551.00	26,357	$527.09	8.3
$663.50 - $720.06	16,501	$672.07	8.9
Exercisable at December 31, 2005:
$44.38 - $62.13	459,485	$47.86	3.4
$72.00 - $91.25	16,066	$77.93	4.8
2000 Option Plan *
Outstanding at December 31, 2005:
$158.30 - $202.05	1,669,150	$188.81	5.3
$269.35 - $296.50	23,000	$281.90	6.6
$313.12 - $369.75	115,000	$338.28	7.0
$409.00 - $449.90	22,200	$433.47	8.0
$451.00 - $484.20	107,769	$460.97	8.3
$504.00 - $550.00	4,750	$526.86	8.7
$625.00 - $748.50	8,500	$690.44	9.0
$759.00 - $810.00	12,675	$772.75	9.2
2005 Option Plan *
Outstanding at December 31, 2005:
$680.25 - $737.00	361,205	$736.19	9.4
$773.00 - $938.00	25,770	$844.38	9.6

*None of the options outstanding under the 2000 and 2005 Option Plans are exercisable at December 31, 2005.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Director Incentive Plans
     During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Directors’ Long Term Stock Option Plan (the “1996 Directors’ Plan”). Under this plan, there were 192,000 options to purchase shares of common stock authorized and granted to the Company’s outside directors. There are no additional options available for grant under this plan. The option exercise price for the options granted was $10.25 per share, which was equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and were fully vested as of December 31, 2001. The weighted average remaining contractual life is 0.4 years.
     During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. A total of 87,500 options were granted at an exercise price of $49.06, and 34,000 options were granted at $369.75. All options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002 or December 31, 2006, as determined by the date of grant. The weighted average remaining contractual life in years for the options granted at $49.06 and $369.75 is 3.4 and 6.3, respectively. In addition, during the third quarter of 2005, the Company granted 7,700 non-qualified stock options (“Director Options”) at an average exercise price of $907.75 per share to the Company’s Directors under the 1998 Directors’ Plan. The weighted average remaining contractual life in years for these options is 9.6 years. These Options are subject to the aforementioned EPS Target. If the EPS Target is satisfied, the 7,700 Options granted under the 1998 Directors’ Plan will become exercisable as to twenty-five percent of the underlying shares on each of December 31, 2010, 2011, 2012 and 2013, respectively, based on continued service by the director.
     The members of Board of Directors also participate in the 2000 Broadly-Based Stock Option Plan, as described previously herein.
     Stock option activity for the director option plans for the years presented is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Prices	Options	Prices	Options	Prices
1996 Directors’ Plan
Options outstanding at the beginning of the year	16,000	$10.25	28,000	$10.25	50,000	$10.25
Granted	—	$—	—	$—	—	$—
Canceled	—	$—	—	$—	—	$—
Exercised	(4,500)	$10.25	(12,000)	$10.25	(22,000)	$10.25

Outstanding at end of year	11,500	$10.25	16,000	$10.25	28,000	$10.25

Exercisable at end of year	11,500	$10.25	16,000	$10.25	28,000	$10.25

1998 Directors’ Plan
Options outstanding at the beginning of the year	93,375	$165.83	99,625	$158.51	109,000	$149.09
Granted	7,700	$907.75	—	$—	—	$—
Canceled	(17,000)	$369.75	—	$—	—	$—
Exercised	(15,625)	$49.06	(6,250)	$49.06	(9,375)	$49.06

Outstanding at end of year	68,450	$225.30	93,375	$165.83	99,625	$158.51

Exercisable at end of year	43,750	$49.06	40,625	$49.06	28,125	$49.06

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
     The rabbi trust account held 547,697 and 549,029 shares of NVR common stock as of December 31, 2005 and 2004, respectively. During 2005, 1,332 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2005. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2005, 2004 and 2003.
10. Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2005 are as follows:

Years ended December 31,
2006	$27,589
2007	19,133
2008	15,795
2009	12,935
2010	8,802
Thereafter	35,976

$120,230

     Total rent expense incurred under operating leases was approximately $39,033, $30,223 and $25,790 for the years ended December 31, 2005, 2004 and 2003, respectively.
     NVR is not in the land development business. The Company purchases finished lots under fixed price purchase agreements, which require deposits, which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its sales objectives for the next 24 to 36 months. At December 31, 2005, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $214,000. In addition, at December 31, 2005, the Company was committed to purchasing approximately 80 finished lots at an aggregate purchase price of $7,100 under three specific performance contracts.
     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
NVR had approximately $33,325 (including $26,412 for letters of credit as described in Note 6(a) herein) of contingent obligations under such agreements as of December 31, 2005. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any losses under these bonds or letters of credit.
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve for the years ended December 31, 2005 and 2004:

	2005	2004
Warranty reserve, beginning of year	$42,319	$35,324
Provision	62,598	38,178
Payments	(44,805)	(31,183)

Warranty reserve, end of year	$60,112	$42,319

     NVR and its subsidiaries are also involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of NVR.
     In April 2005, the United States Environmental Protection Agency (the “EPA”) notified NVR that the Company was allegedly in violation of Section 308(a) of the Clean Water Act (the “Act”) at a construction site in Pennsylvania relative to storm water management during the homebuilding construction process. The notice informed NVR that the Company might be subject to administrative fines of up to $157 for the alleged violations. Subsequently, in September 2005, NVR received a request from the EPA pursuant to the Act for information about storm water discharge practices utilized in connection with other recent homebuilding projects undertaken by the Company. NVR is working with the EPA to provide the requested information and to review NVR’s compliance with the Act. It is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.
11. Acquisition
     During January 2005, NVR acquired substantially all of the assets of Marc Homebuilders, Inc. (“Marc”), a homebuilder in Columbia, South Carolina for $7,600 in cash. Marc settled approximately 230 homes during 2004 under the Rymarc trade name, generating approximately $27,000 in revenue. The Company has recorded in the consolidated balance sheet certain indefinite and definite life intangible assets in an amount equal to the excess of the purchase price over the fair value of the net assets acquired. As of December 31, 2005, certain post-closing performance benchmarks were met and an additional payment of $1,500 is due to Marc and was recorded as an increase to goodwill at December 31, 2005.
12. Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2005 and 2004.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31, 2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$939,252	$1,257,248	$1,350,465	$1,630,778
Gross profit — homebuilding operations	$259,705	$349,964	$380,028	$450,016
Mortgage banking fees	$14,180	$20,441	$22,557	$27,426
Net income	$117,930	$167,649	$189,443	$222,537
Diluted earnings per share	$14.38	$21.42	$24.33	$30.29
Contracts for sale, net of cancellations (units)	3,312	4,829	2,897	3,615
Settlements (units)	2,615	3,416	3,576	4,180
Backlog, end of period (units)	8,141	9,554	8,875	8,310
Loans closed	$614,492	$857,821	$867,864	$1,047,941

	Year Ended December 31, 2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$860,685	$984,833	$1,146,271	$1,255,714
Gross profit — homebuilding operations	$217,674	$248,855	$298,076	$326,612
Mortgage banking fees	$16,108	$16,543	$20,248	$19,320
Net income	$100,617	$115,970	$147,679	$158,938
Diluted earnings per share	$12.58	$14.82	$19.04	$20.13
Contracts for sale, net of cancellations (units)	3,318	4,001	2,718	3,194
Settlements (units)	2,709	3,010	3,433	3,597
Backlog, end of period (units)	7,499	8,490	7,775	7,372
Loans closed	$523,339	$628,598	$739,834	$824,859