Form 10-Q
period 2006-03-31
NVR INC
filed 2006-04-26
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2006 there were 5,694,590 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$101,979	$170,090
Receivables	12,573	40,562
Inventory:
Lots and housing units, covered under sales agreements with customers	943,761	723,657
Unsold lots and housing units	68,856	60,419
Manufacturing materials and other	9,693	9,899

	1,022,310	793,975

Assets not owned, consolidated per FIN 46R	274,179	275,306
Property, plant and equipment, net	32,855	31,096
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	344	375
Contract land deposits	552,962	549,160
Other assets	151,553	142,851

	2,202,021	2,056,681

Mortgage Banking:
Cash and cash equivalents	2,529	7,436
Mortgage loans held for sale, net	132,281	193,932
Property and equipment, net	1,254	1,003
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,271	3,189

	145,682	212,907

Total assets	$2,347,703	$2,269,588

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$293,810	$262,086
Accrued expenses and other liabilities	271,552	308,621
Liabilities related to assets not owned, consolidated per FIN 46R	212,620	215,284
Obligations under incentive plans	23,547	60,555
Customer deposits	270,352	256,837
Other term debt	3,262	3,325
Senior notes	200,000	200,000
Notes payable	215,000	103,000

	1,490,143	1,409,708

Mortgage Banking:
Accounts payable and other liabilities	5,274	25,902
Note payable	78,392	156,816

	83,666	182,718

Total liabilities	1,573,809	1,592,426

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both March 31, 2006 and December 31, 2005	206	206
Additional paid-in-capital	522,434	473,886
Deferred compensation trust — 548,295 and 547,697 shares as of March 31, 2006 and December 31, 2005, respectively, of NVR, Inc. common stock	(79,546)	(76,303)
Deferred compensation liability	79,546	76,303
Retained earnings	2,741,188	2,608,628
Less treasury stock at cost — 14,911,451 and 14,964,482 shares at March 31, 2006 and December 31, 2005, respectively	(2,489,934)	(2,405,558)

Total shareholders’ equity	773,894	677,162

Total liabilities and shareholders’ equity	$2,347,703	$2,269,588

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Homebuilding:
Revenues	$1,183,742	$939,252
Other income	2,376	2,059
Cost of sales	(861,039)	(679,547)
Selling, general and administrative	(114,006)	(72,415)

Operating income	211,073	189,349
Interest expense	(5,527)	(2,924)

Homebuilding income	205,546	186,425

Mortgage Banking:
Mortgage banking fees	20,913	14,180
Interest income	1,459	916
Other income	231	215
General and administrative	(9,168)	(6,636)
Interest expense	(954)	(175)

Mortgage banking income	12,481	8,500

Income before taxes	218,027	194,925

Income tax expense	(85,467)	(76,995)

Net income	$132,560	$117,930

Basic earnings per share	$23.69	$17.71

Diluted earnings per share	$19.48	$14.38

Basic average shares outstanding	5,596	6,659

Diluted average shares outstanding	6,805	8,200

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$132,560	$117,930
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	3,011	2,406
Stock option compensation expense	13,560	—
Excess income tax benefit from exercise of stock options	(60,494)	—
Mortgage loans closed	(476,798)	(388,093)
Proceeds from sales of mortgage loans	551,910	417,844
Principal payments on mortgage loans held for sale	2,331	4,539
Gain on sale of loans	(15,792)	(9,690)
Net change in assets and liabilities:
Increase in inventories	(228,335)	(100,027)
Decrease (Increase) in receivables	28,971	(2,463)
Increase in contract land deposits	(5,512)	(39,386)
Increase in accounts payable, customer deposits and accrued expenses	48,316	92,726
Decrease in obligations under incentive plans	(37,008)	(42,128)
Other, net	(9,104)	(6,683)

Net cash (used) provided by operating activities	(52,384)	46,975

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,847)	(2,166)
Business acquisition, net of cash acquired	—	(7,465)
Other, net	88	141

Net cash used in investing activities	(4,759)	(9,490)

Cash flows from financing activities:
Net borrowings under notes payable and other term debt	33,513	88,558
Purchase of treasury stock	(120,817)	(248,406)
Excess income tax benefit from exercise of stock options	60,494	—
Proceeds from exercise of stock options	10,935	8,697

Net cash used by financing activities	(15,875)	(151,151)

Net decrease in cash and cash equivalents	(73,018)	(113,666)
Cash and cash equivalents, beginning of the period	177,526	367,365

Cash and cash equivalents, end of period	$104,508	$253,699

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,397	$447

Income taxes paid, net of refunds	$81,662	$6,105

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46	$1,537	$6,328

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Consolidation of Variable Interest Entities
     In December 2003, Financial Accounting Standards Board issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2006, the Company controlled approximately 104,000 lots with deposits in cash and letters of credit totaling approximately $605,000 and $16,000, respectively.
     The Company believes that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three specific performance contracts pursuant to which the company is committed to purchasing approximately 55 finished lots at an aggregate purchase price of approximately $6,700. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At March 31, 2006, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $14,000, which controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the three months ended March 31, 2006 and March 31, 2005, NVR adjusted cost of sales by approximately $(110) and $112, respectively, which represented NVR’s share of the earnings (losses) of the LLC’s.
     Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR of such development entities on NVR’s financial statements. NVR has developed a methodology to determine whether it, or conversely, the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-six of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2006, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at March 31, 2006 was the inclusion on the balance sheet of $274,179 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $212,620 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $32,000 and liabilities of approximately $26,000 estimated for ten development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following is the consolidating schedule at March 31, 2006:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$101,979	$—	$—	$101,979
Receivables	12,573	—	—	12,573
Homebuilding inventory	1,022,310	—	—	1,022,310
Property, plant and equipment, net	32,855	—	—	32,855
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	12,030	—	—	12,030
Contract land deposits	605,042	—	(52,080)	552,962
Other assets	161,032	—	(9,479)	151,553

	1,989,401	—	(61,559)	1,927,842

Mortgage banking assets:	145,682	—	—	145,682

FIN 46R Entities:
Land under development	—	259,250	—	259,250
Other assets	—	14,929	—	14,929

	—	274,179	—	274,179

Total assets	$2,135,083	$274,179	$(61,559)	$2,347,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$588,909	$—	$—	$588,909
Customer deposits	270,352	—	—	270,352
Other term debt	3,262	—	—	3,262
Senior notes	200,000	—	—	200,000
Notes payable	215,000	—	—	215,000

	1,277,523	—	—	1,277,523

Mortgage banking liabilities:	83,666	—	—	83,666

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	11,575	(53)	11,522
Debt	—	154,492	—	154,492
Contract land deposits	—	52,080	(52,080)	—
Advances from NVR, Inc.	—	9,025	(9,025)	—
Minority interest	—	—	46,606	46,606

	—	227,172	(14,552)	212,620

Equity	773,894	47,007	(47,007)	773,894

Total liabilities and shareholders’ equity	$2,135,083	$274,179	$(61,559)	$2,347,703

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At March 31, 2006 NVR has been unable to obtain the information necessary to perform the accounting required to consolidate thirteen separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $15,500 to these thirteen separate development entities, with a total aggregate purchase price for the finished lots of approximately $121,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these thirteen development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three months ended March 31, 2006. Aggregate activity with respect to the thirteen development entities is included in the following table:

	Three Months Ended March 31,
	2006	2005
Finished lots purchased — dollars	$5,125	$4,958
Finished lots purchased — units	56	61
3. Stock-Based Compensation
     On January 1, 2006 (the “Effective Date”), the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. Prior to fiscal year 2006 and the adoption of SFAS 123R, NVR followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.
     SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans. The expense is based on the grant-date fair value of the options granted, and is recognized ratably over the requisite service period. NVR adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required Effective Date, as well as to the unvested portion of awards outstanding as of the required Effective Date. The Company’s stock option programs are accounted for as equity awards.
     NVR’s option plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. The exercise price of options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of seven to nine years, depending upon the plan from which the shares were granted. For options granted prior to May 2005, vesting was predicated solely on continued employment over a long-term vesting schedule (“service-only” options). For options granted in May 2005 and thereafter, option vesting is contingent first on the Company achieving an aggregate four-year diluted earnings per share target, and if that target is met, then on continued employment over a five year period subsequent to the conclusion of the performance period (“performance condition” options).

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
At March 31, 2006, there is an aggregate of 2,861,357 options outstanding, and an additional 204,726 options available to grant, under existing stock option plans.
     The following table provides additional information relative to NVR’s stock option plans:

	Three Months Ended March 31, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	3,085,019	$265.05	5.77
Granted	10,585	708.19
Exercised	(214,887)	50.88
Forfeited or expired	(19,360)	296.31

Outstanding at end of period	2,861,357	282.49	5.72	$1,306,095

Exercisable at end of period	411,244	$52.07	3.24	$282,216

     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock, and further analyzed the implied and historical volatility of publicly traded options of a peer group. The estimated fair value of the options granted under SFAS 123R during the 2006 first quarter was calculated using the following assumptions:

Three Months
Ended
March 31, 2006
Estimated option life	9.02 years
Risk free interest rate (range)	4.46% - 4.97%
Expected volatility	34.00%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$364.99
     Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award as if the award was, in substance, multiple awards (graded vesting attribution method). Of the 2,861,357 options outstanding at March 31, 2006, 2,458,332 vest solely based on a service condition, and 403,025 vest based on a combined performance and service condition. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The effect of adopting SFAS 123R during the period ended March 31, 2006 is as follows:

Total pre-tax stock-based compensation	$13,560
Total stock-based compensation, net of tax	9,067
Effect on basic earnings per share	(1.62)
Effect on diluted earnings per share	(1.33)
     As of March 31, 2006, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $284,000, and the weighted-average period over which the unrecognized compensation will be recorded is equal to 5.8 years.
     Because NVR adopted SFAS 123R using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three-month period ended March 31, 2005:

Three Months
Ended
March 31, 2005
Net income, as reported	$117,930
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(6,280)

Pro forma net income	$111,650

Earnings per share:
Basic—as reported	$17.71

Basic—pro forma	$16.77

Diluted—as reported	$14.38

Diluted—pro forma	$13.82

     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 215,000 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2006. Information with respect to the exercised options is as follows:

Three Months
Ended
March 31, 2006
Aggregate exercise proceeds	$10,935
Aggregate intrinsic value on exercise dates	152,087
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three months ended March 31, 2006 and 2005:

	2006	2005
Basic weighted average number of shares outstanding	5,596,000	6,659,000
Shares issuable upon exercise of dilutive options	1,209,000	1,541,000

Diluted average number of shares outstanding	6,805,000	8,200,000

     As discussed in note 3, NVR adopted SFAS 123R on the modified prospective basis. Prior period amounts have not been restated. Beginning in 2006 with the adoption of SFAS 123R, the assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option. Beginning in 2006, the assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement in 2006 and future periods. During 2005 when the Company was still accounting for its stock-based compensation under APB 25, there was no compensation cost attributed to future services included in the assumed proceeds calculation, and the amount assumed to be credited to additional paid-in capital equaled the full assumed tax benefit resulting from the intrinsic value of the options upon the assumed exercise.
     Options issued under “service-only” equity plans to purchase 57,177 and 1,750 shares of common stock were outstanding during the quarters ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the 384,740 options outstanding under the 2005 Stock Option Plan, 9,055 options outstanding under the 1998 Directors’ Long-Term Stock Option Plan, 285 options outstanding under the 2000 Broadly-Based Stock Option Plan, and 8,945 options outstanding under the 1998 Management Long-Term Stock Option Plan are considered performance-based compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target has not been achieved as of March 31, 2006, pursuant to the requirements of SFAS 128, Earnings Per Share.
5. Excess Reorganization Value, Goodwill and Other Intangibles
     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2006 and determined that there was no impairment of either goodwill or excess reorganization value.
6. Debt
     During the first quarter of 2006, the Company increased its commitment under its existing revolving credit agreement by $45,000 to $445,000. The credit agreement includes an accordion feature permitting the Company to request increases in the principal amount of the credit agreement, subject to Administrative Agent approval and the agreement of existing or new lenders to provide such increase, up to an aggregate commitment of $600,000. As of March 31, 2006, the Company has not requested any additional increases. There were no changes made to any other terms of the credit agreement.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2005	$206	$473,886	$2,608,628	$(2,405,558)	$(76,303)	$76,303	$677,162

Net income	—	—	132,560	—	—	—	132,560
Deferred compensation activity	—	—	—	—	(3,243)	3,243	—
Purchase of common stock for treasury	—	—	—	(120,817)	—	—	(120,817)
Stock-based compensation	—	13,560	—	—	—	—	13,560
Stock option activity	—	10,935	—	—	—	—	10,935
Tax benefit from stock-based compensation activity	—	60,494	—	—	—	—	60,494
Treasury shares issued upon option exercise	—	(36,441)	—	36,441	—	—	—

Balance, March 31, 2006	$206	$522,434	$2,741,188	$(2,489,934)	$(79,546)	$79,546	$773,894

     The Company repurchased approximately 162,000 shares of its common stock at an aggregate purchase price of approximately $120,800 during the three months ended March 31, 2006. See Item 2 of Part II for additional information on treasury stock repurchases made during the quarter ended March 31, 2006.
8. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2006 and 2005:

	2006	2005
Warranty reserve, beginning of period	$60,112	$42,319
Provision	10,285	7,689
Payments	(8,831)	(8,394)

Warranty reserve, end of period	$61,566	$41,614

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Segment Disclosures
     NVR operates in two business segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.
For the Three Months Ended March 31, 2006

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,183,742	$20,913	$1,204,655	(a)
Segment profit	218,276	13,342	231,618	(b)
Segment assets	1,874,232	138,335	2,012,567	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$218,276	$13,342	$231,618
Less: stock-based compensation expense	(12,699)	(861)	(13,560)
Less: amortization of definite life intangibles	(31)	—	(31)

Consolidated income before income taxes	$205,546	$12,481	$218,027

Segment assets	$1,874,232	$138,335	$2,012,567
Add: Excess reorganization value, goodwill and intangibles, net	53,610	7,347	60,957
Add: Assets not owned, consolidated per FIN 46R	274,179	—	274,179

Total consolidated assets	$2,202,021	$145,682	$2,347,703

For the Three Months Ended March 31, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$939,252	$14,180	$953,432	(c)
Segment profit	186,456	8,500	194,956	(d)
Segment assets	1,518,009	122,287	1,640,296	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$186,456	$8,500	$194,956
Less: amortization of definite life intangibles	(31)	—	(31)

Consolidated income before income taxes	$186,425	$8,500	$194,925

Segment assets	$1,518,009	$122,287	$1,640,296
Add: Excess reorganization value, goodwill and intangibles, net	52,628	7,347	59,975
Add: Assets not owned, consolidated per FIN 46R	144,255	—	144,255

Total consolidated assets	$1,714,892	$129,634	$1,844,526

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
10. Legal Proceedings
     In February 2006, NVR received a request for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Region 4 of the United States Environmental Protection Agency (the “EPA”). The request sought information regarding the Company’s storm water management practices in North Carolina during the homebuilding construction process. In 2005, NVR received a request for information from Region 3 of the EPA about the storm water discharge practices the Company utilized in connection with other recent homebuilding projects. NVR has provided the EPA with information in response to each of its requests. Additionally in 2005, the EPA notified the Company of alleged storm water management violations under the Act at a homebuilding site in Pennsylvania, and that the Company may potentially be subject to administrative fines of up to $157 for the alleged violations. NVR cannot predict the outcome of the EPA’s review of our storm water management practices. Further, it is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets and other factors over which NVR has little or no control. NVR has no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2006, we controlled approximately 104,000 lots, an increase of 17% from March 31, 2005, with deposits in cash and letters of credit totaling approximately $605,000 and $16,000, respectively.
     Consolidated revenues and net income for the quarter ended March 31, 2006 increased 26% and 12%, respectively, from the same period in 2005. The increase in net income coupled with our continuing share repurchase program resulted in a 35% increase in diluted earnings per share in the first quarter of 2006 as compared to the first quarter of 2005.
     We implemented Statement of Accounting Standards (“SFAS”) 123R in the first quarter of 2006, which resulted in a consolidated pre-tax charge of $13,560 (see note 3 to the condensed consolidated financial statements for more information). For the full year, we expected to record a post-tax charge of approximately $36,000 for stock based compensation.
Homebuilding Segment
     The following table summarizes homebuilding settlements, new orders and backlog unit activity by region for the quarters ended March 31, 2006 and 2005:

	2006	2005
Settlements:
Washington	745	629
Baltimore	465	341
North	1,138	1,019
South	638	626

Total	2,986	2,615

Average settlement price	$395.9	$358.7

New Orders:
Washington	805	911
Baltimore	458	427
North	1,591	1,313
South	779	661

Total	3,633	3,312

Average new order price	$387.6	$401.4

Backlog:
Washington	2,809	2,835
Baltimore	1,066	902
North	3,520	3,043
South	1,562	1,361

Total	8,957	8,141

Average backlog price	$435.6	$406.2

     The following table summarizes the results of operations for the homebuilding segment for the quarters ended March 31, 2006 and 2005:

	2006	2005
Revenues	$1,183,742	$939,252
Cost of sales	$861,039	$679,547
Gross profit margin percentage	27.3%	27.7%
Selling, general and administrative expenses	$114,006	$72,415
Three Months Ended March 31, 2006 and 2005
     Homebuilding revenues increased 26% for the first quarter of 2006 from the same period in 2005 as a result of a 14% increase in the number of homes settled and a 10% increase in the average settlement price. The increase in the number of homes settled is primarily attributable to a 13% increase in the number of homes in backlog at December 31, 2005 as compared to December 31, 2004. Average settlement prices increased throughout a majority of our markets quarter over quarter primarily as a result of strong housing demand in prior quarters within these markets.
     Gross profit margins in the first quarter of 2006 were down slightly as compared to the first quarter of 2005. However, we expect that gross profit margins in future periods will be negatively impacted as we are facing an increasingly competitive sales environment in many of our markets, which is causing downward pressure on current selling prices. Additionally, future gross profit margins may be negatively impacted if the geographic mix shift that we are currently experiencing (as discussed below) continues.
New orders for the first quarter of 2006 increased 10% from the same period in 2005. However, overall sales absorption slowed as the average number of active communities increased 20% to 578 in the first quarter of 2006 as compared to 481 communities in the same period in 2005. Increases in new orders occurred in each of our regions except for the Washington region. The 12% decrease in new orders in the Washington region is primarily attributable to a more highly competitive sales environment within this region, and an increase in cancellation rates. As a result of our new order geographic mix shifting out of the Washington region (which historically has had higher selling prices than our other regions) to our other regions, the average selling price of new orders decreased 3% in the first quarter of 2006 as compared to the same period in 2005. Our overall cancellation rate has increased to approximately 17% in the first quarter of 2006 as compared to 13% in the same period in 2005. Backlog units and dollars were 8,957 and $3,901,354, respectively, at March 31, 2006 compared to 8,141 and $3,306,804, respectively, at March 31, 2005.
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 increased approximately $41,600 from the first quarter of 2005, and as a percentage of revenues increased to 9.6% from 7.7%. SG&A expenses increased approximately $25,700 in the current quarter because of higher personnel costs due to increased staffing levels and higher selling and marketing costs. These increased costs are related to the 20% increase in the average number of active communities from the same period in 2005, and support our overall growth strategy. Additionally, as a result of implementing SFAS 123R in the first quarter of 2006, we have recorded $12,240 in SG&A compensation costs related to outstanding stock options.

Mortgage Banking Segment
Three Months Ended March 31, 2006 and 2005
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2006	2005
Loan closing volume:
Total principal	$736,782	$614,492

Loan Volume Mix:
Adjustable rate mortgages	36%	53%

Fixed-rate mortgages	64%	47%

Segment profit:	$12,481	$8,500

Mortgage banking fees:
Net gain on sale of loans	$15,792	$9,690
Title services	4,882	4,173
Servicing	239	317

	$20,913	$14,180

     Loan closing volume for the three months ended March 31, 2006 increased 20% over the same period for 2005. The 2006 increase is primarily attributable to a 10% increase in the number of units closed and a 9% increase in the average loan amount. The unit increase reflects an increase in the number of homes that we settled in the 2006 first quarter, as noted above. The increase in the average loan amount reflects the aforementioned increase in the average settlement prices. The percentage of the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) decreased four percentage points to 83% for the 2006 first quarter compared to 87% for the 2005 first quarter.
     Segment income for the three months ended March 31, 2006 increased approximately $4,000 from the same period for 2005. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and to a lesser extent, a shift in product mix towards fixed rate mortgages. The increase in mortgage banking fees was partially offset by a $1,000 increase in contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. The increase in segment income was net of an approximate $2,500 increase in general and administrative expenses during the first three months of 2006 compared to the same period for 2005. The increase in general and administrative expenses is primarily due to an increase in salaries and other personnel costs due to an increase of approximately 20% in the total number of NVRM employees in the first three months of 2006 compared to the same period for 2005. The additional staffing is intended to position NVRM for future growth. General and Administrative expenses in 2006 were also impacted by approximately $860 in stock-based compensation expense from the adoption of SFAS 123R.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the first quarter of 2006, our operating activities used cash of $52,384. Cash was used to fund the increase in homebuilding inventory of approximately $228,000 as a result of an increase in units under construction at March 31, 2006 as compared to December 31, 2005. The presentation of operating cash flows was also reduced by $60,494, which is the amount of the excess tax benefit realized from the exercise of stock options during the quarter and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional paid in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow. In addition to cash being provided by our current quarter’s homebuilding operations, cash was also provided by an approximate $29,000 reduction in receivables and an increase in customer deposits of approximately $13,500 attributable to the increase in backlog units.
     Net cash used for investing activities was approximately $4,800 for the period ended March 31, 2006, which resulted from property and equipment purchases throughout the period.
     Net cash used for financing activities was approximately $15,900 for the period ended March 31, 2006. During the 2006 first quarter, we repurchased approximately 162,000 shares of our common stock at an aggregate purchase price of $120,817 under our ongoing common stock repurchase program, discussed below. We also reduced borrowings under the mortgage warehouse facility by approximately $78,000 based on current borrowing needs, and increased borrowings under the working capital facility by $112,000 to support our higher homebuilding inventory levels. Cash was also provided by the realization of $60,494 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. During the first quarter of 2006, we executed a Commitment and Acceptance increasing the commitment under the existing Facility by $45,000 to an aggregate commitment of $445,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on our credit rating and/or debt to capital ratio or (ii) the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $24,838 was outstanding at March 31, 2006. There were $215,000 direct borrowings outstanding under the Facility as of March 31, 2006. At March 31, 2006, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.125%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2006. We believe that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $78,392 outstanding under this facility at March 31, 2006. At March 31, 2006, borrowing base limitations reduced the amount available to us for borrowings to approximately $128,400. Our mortgage banking segment also currently has available an aggregate of $50,000 of borrowing capacity in an uncommitted gestation and repurchase agreement. There were no amounts outstanding under the gestation and repurchase agreement at March 31, 2006.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the first quarter of 2006. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.

     In 2004, we filed a shelf registration statement (“Shelf”) with the Securities and Exchange Commission (“SEC”) to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the Shelf effective on June 15, 2004. The proceeds received from future offerings issued under the New Shelf are expected to be used for general corporate purposes. In addition, we have $55,000 available for issuance under a prior shelf registration statement filed with the SEC on January 20, 1998. The prior shelf registration statement, which was declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.
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
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See note 2 to the condensed, consolidated financial statements contained within for further information.

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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2006 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets (“FAS 142”). Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2006, and as of March 31, 2006, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2006 balance sheet (see note 8 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

     Stock Option Expense
     Beginning in 2006 with our adoption of SFAS 123R, we are required to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method).
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock, and the implied and historical volatility of publicly-traded options of a peer group. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future option forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Further, although we believe that the compensation costs recognized during the quarter ended March 31, 2006 is representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values. See note 3 to the condensed consolidated financial statements included herein for additional information on our adoption of SFAS 123R.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the three months ended March 31, 2006. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2005.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations. See note 10 to the condensed consolidated financial statements for a discussion of notification received from the United States Environmental Protection Agency regarding alleged violations of Section 308(a) of the Clean Water Act.
Item 1A. Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended March 31, 2006. On November 3, 2005 (“November Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The November Authorization did not have an expiration date. During the quarter ended March 31, 2006, NVR completed the utilization of the November Authorization. We repurchased the following shares of our common stock during the first quarter of 2006:

Maximum Number
(or Approximate
Dollar Value) of
		Average	Total Number of Shares	Shares that May
	Total Number	Price	Purchased as Part of	Yet Be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1-31, 2006 (1)	161,856	$746.44	161,856	$0
February 1-28, 2006	—	—	—	—
March 1-31, 2006	—	—	—	—
Total	161,856	$746.44	161,856	$0

(1)	All shares were purchased under the November Authorization. As such, the November Authorization expired pursuant to its terms.
Item 6. Exhibits
     (a) Exhibits:
10.1	Commitment and Acceptance dated March 27, 2006. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed March 30, 2006.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2006	NVR, Inc.

By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page
10.1	Commitment and Acceptance dated March 27, 2006. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed March 30, 2006.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30