Form 10-Q
period 2006-06-30
NVR INC
filed 2006-07-24
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12378
NVR, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1394360

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
11700 Plaza America Drive, Suite 500
Reston, Virginia 20190
(703) 956-4000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
(Not Applicable)

(Former name, former address, and former fiscal year if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2006 there were 5,754,242 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) and the Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submissions of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

	Signature	28

	Exhibit Index	29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$172,845	$170,090
Receivables	19,172	40,562
Inventory:
Lots and housing units, covered under sales agreements with customers	947,688	723,657
Unsold lots and housing units	61,619	60,419
Manufacturing materials and other	8,722	9,899

	1,018,029	793,975

Assets not owned, consolidated per FIN 46R	262,184	275,306
Property, plant and equipment, net	34,738	31,096
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	312	375
Contract land deposits	575,637	549,160
Other assets	176,566	142,851

	2,312,749	2,056,681

Mortgage Banking:
Cash and cash equivalents	3,123	7,436
Mortgage loans held for sale, net	200,251	193,932
Property and equipment, net	1,366	1,003
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,990	3,189

	215,077	212,907

Total assets	$2,527,826	$2,269,588

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$319,281	$262,086
Accrued expenses and other liabilities	340,379	308,621
Liabilities related to assets not owned, consolidated per FIN 46R	203,107	215,284
Obligations under incentive plans	34,289	60,555
Customer deposits	246,967	256,837
Other term debt	3,200	3,325
Senior notes	200,000	200,000
Notes payable	—	103,000

	1,347,223	1,409,708

Mortgage Banking:
Accounts payable and other liabilities	12,208	25,902
Note payable	168,188	156,816

	180,396	182,718

Total liabilities	1,527,619	1,592,426

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both June 30, 2006 and December 31, 2005	206	206
Additional paid-in-capital	546,709	473,886
Deferred compensation trust – 548,414 and 547,697 shares as of June 30, 2006 and December 31, 2005, respectively, of NVR, Inc. common stock	(79,783)	(76,303)
Deferred compensation liability	79,783	76,303
Retained earnings	2,931,540	2,608,628
Less treasury stock at cost – 14,841,701 and 14,964,482 shares at June 30, 2006 and December 31, 2005, respectively	(2,478,248)	(2,405,558)

Total shareholders’ equity	1,000,207	677,162

Total liabilities and shareholders’ equity	$2,527,826	$2,269,588

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Homebuilding:
Revenues	$1,722,797	$1,257,248	$2,906,539	$2,196,500
Other income	2,634	874	5,010	2,933
Cost of sales	(1,304,183)	(907,284)	(2,165,222)	(1,586,831)
Selling, general and administrative	(119,551)	(84,235)	(233,557)	(156,650)

Operating income	301,697	266,603	512,770	455,952
Interest expense	(6,105)	(3,006)	(11,632)	(5,930)

Homebuilding income	295,592	263,597	501,138	450,022

Mortgage Banking:
Mortgage banking fees	26,131	20,441	47,044	34,621
Interest income	1,791	868	3,250	1,784
Other income	383	372	614	587
General and administrative	(9,852)	(7,893)	(19,020)	(14,529)
Interest expense	(967)	(278)	(1,921)	(453)

Mortgage banking income	17,486	13,510	29,967	22,010

Income before taxes	313,078	277,107	531,105	472,032

Income tax expense	(122,726)	(109,458)	(208,193)	(186,453)

Net income	$190,352	$167,649	$322,912	$285,579

Basic earnings per share	$33.27	$26.31	$57.06	$43.84

Diluted earnings per share	$28.08	$21.42	$47.54	$35.68

Basic average shares outstanding	5,722	6,372	5,659	6,515

Diluted average shares outstanding	6,779	7,825	6,792	8,004

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$322,912	$285,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,322	4,797
Stock option compensation expense	27,156	—
Excess income tax benefit from exercise of stock options	(79,162)	—
Mortgage loans closed	(1,238,425)	(921,383)
Proceeds from sales of mortgage loans	1,261,263	921,552
Principal payments on mortgage loans held for sale	5,642	9,426
Gain on sale of loans	(34,802)	(24,618)
Gain on sale of fixed assets	(237)	(313)
Net change in assets and liabilities:
Increase in inventories	(224,054)	(217,040)
Decrease (increase) in receivables	21,499	(22,313)
Increase in contract land deposits	(25,021)	(100,276)
Increase in accounts payable, customer deposits and accrued expenses	145,112	277,837
Decrease in obligations under incentive plans	(26,266)	(26,996)
Other, net	(35,109)	(9,086)

Net cash provided by operating activities	126,830	177,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,952)	(7,855)
Business acquisition, net of cash acquired	—	(7,465)
Other, net	340	3,580

Net cash used in investing activities	(9,612)	(11,740)

Cash flows from financing activities:
Net (repayments) borrowings under notes payable and other term debt	(91,753)	117,433
Purchase of treasury stock	(120,817)	(395,316)
Excess income tax benefit from exercise of stock options	79,162	—
Proceeds from exercise of stock options	14,632	10,171

Net cash used by financing activities	(118,776)	(267,712)

Net decrease in cash and cash equivalents	(1,558)	(102,286)
Cash and cash equivalents, beginning of the period	177,526	367,365

Cash and cash equivalents, end of period	$175,968	$265,079

Supplemental disclosures of cash flow information:
Interest paid during the period	$13,344	$6,080

Income taxes paid, net of refunds	$170,141	$38,095

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(945)	$23,077

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and six-month periods ended June 30, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Consolidation of Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board issued Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for NVR as of March 31, 2004. FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2006, the Company controlled approximately 103,000 lots with deposits in cash and letters of credit totaling approximately $624,600 and $17,000, respectively.
     The Company believes that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of three specific performance contracts pursuant to which the Company is committed to purchasing approximately 28 finished lots at an aggregate purchase price of approximately $6,200. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements. During the six-month period ended June 30, 2006, the Company recorded approximately $33,000 in lot deposit write-downs.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At June 30, 2006, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $15,000, which controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the six months ended June 30, 2006 and June 30, 2005, NVR adjusted cost of sales by approximately $70 and $250, respectively, which represented NVR’s share of the earnings of the LLC’s.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-one of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2006, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at June 30, 2006 was the inclusion on the balance sheet of $262,184 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $203,107 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $26,000 and liabilities of approximately $21,000 estimated for five development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at June 30, 2006:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$172,845	$—	$—	$172,845
Receivables	19,172	—	—	19,172
Homebuilding inventory	1,018,029	—	—	1,018,029
Property, plant and equipment, net	34,738	—	—	34,738
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,998	—	—	11,998
Contract land deposits	624,551	—	(48,914)	575,637
Other assets	186,729	—	(10,163)	176,566

	2,109,642	—	(59,077)	2,050,565

Mortgage banking assets:	215,077	—	—	215,077

FIN 46R Entities:
Land under development	—	252,254	—	252,254
Other assets	—	9,930	—	9,930

	—	262,184	—	262,184

Total assets	$2,324,719	$262,184	$(59,077)	$2,527,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$693,949	$—	$—	$693,949
Customer deposits	246,967	—	—	246,967
Other term debt	3,200	—	—	3,200
Senior notes	200,000	—	—	200,000

	1,144,116	—	—	1,144,116

Mortgage banking liabilities:	180,396	—	—	180,396

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	13,729	(53)	13,676
Debt	—	150,638	—	150,638
Contract land deposits	—	48,914	(48,914)	—
Advances from NVR, Inc.	—	9,461	(9,461)	—
Minority interest	—	—	38,793	38,793

	—	222,742	(19,635)	203,107

Equity	1,000,207	39,442	(39,442)	1,000,207

Total liabilities and shareholders’ equity	$2,324,719	$262,184	$(59,077)	$2,527,826

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At June 30, 2006 NVR has been unable to obtain the information necessary to perform the accounting required to consolidate nine separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $12,600 to these nine separate development entities, with a total aggregate purchase price for the finished lots of approximately $101,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to NVR. Because NVR has no ownership rights in any of these nine development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and six months ended June 30, 2006. Aggregate activity with respect to the nine development entities is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Finished lots purchased - dollars	$6,272	$2,748	$10,446	$5,233
Finished lots purchased - units	56	36	101	67
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
     NVR’s option plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. The exercise price of options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of 7 to 9 years, depending upon the plan from which the shares were granted. For options granted prior to May 2005, vesting was predicated solely on continued employment over a long-term vesting schedule (“service-only” options). For options granted in May 2005 and thereafter, option vesting is contingent first on the Company achieving an aggregate four-year diluted earnings per share target, and if that target is met, then on continued employment over a five year period subsequent to the conclusion of the performance period (“performance condition” options). At June 30, 2006, there is an aggregate of 2,796,278 options outstanding, and an additional 216,880 options available to grant, under existing stock option plans.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The following table provides additional information relative to NVR’s stock option plans:

	Six Months Ended June 30, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	3,085,019	$265.05	5.77
Granted	30,390	734.67
Exercised	(284,637)	51.41
Forfeited or expired	(34,494)	345.91

Outstanding at end of period	2,796,278	$290.90	5.57	$560,234

Exercisable at end of period	341,494	$52.64	3.03	$149,783

     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The estimated fair value of the options granted under SFAS 123R during the first six months of 2006 was calculated using the following assumptions:

Six Months
Ended
June 30, 2006
Estimated option life	8.99 years
Risk free interest rate (range)	4.46% - 5.21%
Expected volatility (range)	32.01% - 34.00%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$379.92
     Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award as if the award was, in substance, multiple awards (graded vesting attribution method). Of the 2,796,278 options outstanding at June 30, 2006, 2,376,853 vest solely based on a service condition, and 419,425 vest based on a combined performance and service condition. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The effect of adopting SFAS 123R on the period ended June 30, 2006 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Total pre-tax stock-based compensation	$13,596	$27,156
Total stock-based compensation, net of tax	9,087	18,154
Effect on basic earnings per share	(1.59)	(3.21)
Effect on diluted earnings per share	(1.34)	(2.67)
     As of June 30, 2006, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $273,000, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 5.5 years.
     Because NVR adopted SFAS 123R using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three- and six-month periods ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$167,649	$285,579
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,873)	(12,154)

Pro forma net income	$161,776	$273,425

Earnings per share:
Basic—as reported	$26.31	$43.84

Basic—pro forma	$25.39	$41.97

Diluted—as reported	$21.42	$35.68

Diluted—pro forma	$20.97	$34.67

     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the three and six-month periods ended June 30, 2006, 69,750 and 284,637 options to purchase shares of the Company’s common stock were exercised, respectively. Information with respect to the exercised options is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Aggregate exercise proceeds	$3,697	$14,632
Aggregate intrinsic value on exercise dates	47,465	199,552
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	5,722,000	6,372,000	5,659,000	6,515,000
Shares issuable upon exercise of dilutive options	1,057,000	1,453,000	1,133,000	1,489,000

Diluted average number of shares outstanding	6,779,000	7,825,000	6,792,000	8,004,000

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
     “Service-only” options to purchase 64,177 and 58,427 shares of common stock during the three and six months ended June 30, 2006, respectively, and 7,750 and 3,500 during the three and six months ended June 30, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the 381,335 options outstanding under the 2005 Stock Option Plan, 9,055 options outstanding under the 1998 Directors’ Long-Term Stock Option Plan, 14,057 options outstanding under the 2000 Broadly-Based Stock Option Plan, and 14,978 options outstanding under the 1998 Management Long-Term Stock Option Plan are considered performance-based equity compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target has not been achieved as of June 30, 2006, pursuant to the requirements of SFAS 128, Earnings Per Share.
5. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2006, and as of June 30, 2006, management believes that goodwill, indefinite life intangibles, and excess reorganization value were not impaired.
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
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2005	$206	$473,886	$2,608,628	$(2,405,558)	$(76,303)	$76,303	$677,162

Net income	—	—	322,912	—	—	—	322,912
Deferred compensation activity	—	—	—	—	(3,480)	3,480	—
Purchase of common stock for treasury	—	—	—	(120,817)	—	—	(120,817)
Stock-based compensation	—	27,156	—	—	—	—	27,156
Stock option activity	—	14,632	—	—	—	—	14,632
Tax benefit from stock-based compensation activity	—	79,162	—	—	—	—	79,162
Treasury shares issued upon option exercise	—	(48,127)	—	48,127	—	—	—

Balance, June 30, 2006	$206	$546,709	$2,931,540	$(2,478,248)	$(79,783)	$79,783	$1,000,207

     The Company repurchased approximately 162,000 shares of its common stock at an aggregate purchase price of $120,817 during the six months ended June 30, 2006.
8. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warranty reserve, beginning of period	$61,566	$41,614	$60,112	$42,319
Provision	15,040	11,457	25,326	19,146
Payments	(11,341)	(10,601)	(20,173)	(18,995)

Warranty reserve, end of period	$65,265	$42,470	$65,265	$42,470

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Segment Disclosures
     NVR’s operations are classified in two reportable segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.
For the Six Months Ended June 30, 2006

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$2,906,539	$47,044	$2,953,583	(a)
Segment profit	526,631	31,693	558,324	(b)
Segment assets	1,996,987	207,730	2,204,717	(b)

(a) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$526,631	$31,693	$558,324
Less: Stock-based compensation expense	(25,430)	(1,726)	(27,156)
Less: Amortization of definite life intangibles	(63)	—	(63)

Consolidated income before income taxes	$501,138	$29,967	$531,105

Segment assets	$1,996,987	$207,730	$2,204,717
Add: Excess reorganization value, goodwill and intangibles, net	53,578	7,347	60,925
Add: Assets not owned, consolidated per FIN 46R	262,184	—	262,184

Total consolidated assets	$2,312,749	$215,077	$2,527,826

For the Three Months Ended June 30, 2006

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,722,797	$26,131	$1,748,928	(c)
Segment profit	308,356	18,350	326,706	(d)

(c) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d) The following reconciles segment profit to the respective amounts for the consolidated enterprise:

Segment profit	$308,356	$18,350	$326,706
Less: Stock-based compensation expense	(12,732)	(864)	(13,596)
Less: Amortization of definite life intangibles	(32)	—	(32)

Consolidated income before income taxes	$295,592	$17,486	$313,078

For the Six Months Ended June 30, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$2,196,500	$34,621	$2,231,121	(e)
Segment profit	450,085	22,010	472,095	(f)
Segment assets	1,728,749	162,805	1,891,554	(f)

(e) Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(f) The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Homebuilding	Mortgage Banking	Totals
Segment profit	$450,085	$22,010	$472,095
Less: Amortization of definite life intangibles	(63)	—	(63)

Consolidated income before income taxes	$450,022	$22,010	$472,032

Segment assets	$1,728,749	$162,805	$1,891,554
Add: Excess reorganization value, goodwill and intangibles, net	52,596	7,347	59,943
Add: Assets not owned, consolidated per FIN 46R	163,114	—	163,114

Total consolidated assets	$1,944,459	$170,152	$2,114,611

For the Three Months Ended June 30, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,257,248	$20,441	$1,277,689	(g)
Segment profit	263,629	13,510	277,139	(h)

(g)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(h)	The following reconciles segment profit to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$263,629	$13,510	$277,139
Less: Amortization of definite life intangibles	(32)	—	(32)

Consolidated income before income taxes	$263,597	$13,510	$277,107

10. Other Events
     The staff of the Securities and Exchange Commission (the “SEC Staff”) recently completed a periodic review of the Company’s Annual Report on Form 10-K as of December 31, 2005 and issued a letter requesting supporting information regarding the Company’s aggregation of its homebuilding operations into one reportable segment. The Company has provided the SEC Staff detailed support for its position. The Company has not yet received a response from the SEC Staff.
11. Legal Proceedings
     In 2006 and 2005, NVR received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding the Company’s storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. NVR has either provided the EPA with information in response to each of its requests, or is working with the EPA to provide the requested information. Additionally, in 2005, the EPA notified the Company of alleged storm water management violations under the Act at a homebuilding site in Pennsylvania, and that the Company may potentially be subject to administrative fines of up to $157 for the alleged violations. The Company has completed its building activity at the homebuilding site alleged to be in violation. NVR cannot predict the outcome of the EPA’s review of our storm water management practices. Further, it is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.

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
Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
Overview
Our Business
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
     We believe that we operate our business with a conservative operating strategy. We do not engage in land development and primarily construct homes on a pre-sold basis. This strategy allows us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital. In addition, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets which management believes contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.
     Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of June 30, 2006, we controlled approximately 103,000 lots, a 7% increase from June 30, 2005, with deposits in cash and letters of credit totaling approximately $624,600 and $17,000, respectively.
Current Overview
     The current home sales environment is characterized by an increase in the number of existing and new homes available for sale, higher mortgage interest rates, and declining consumer confidence. As a result of these market conditions, sales for the second quarter declined by 13% from the second quarter of 2005, with the largest declines occurring in Washington and Baltimore, which declined 27% and 24%, respectively. Year to date sales for 2006 have declined 4% from the same period in 2005. In addition to lower sales, the current market conditions are exerting downward pressure on selling prices. Our overall average selling price declined 6% in the second quarter of 2006. To compete in this increasingly competitive environment, in many of our markets we have increased incentives to homebuyers and reduced prices, the impact of which has negatively impacted gross profit margins in the current period and will further negatively impact gross profit margins in future periods.
     The Company is actively involved in implementing other strategic steps to address the currently challenging homebuilding market. In certain communities, we are seeking concessions from our developers to reduce lot purchase prices to current market values and/or to defer scheduled lot purchases. In communities where we are unsuccessful in negotiating necessary concessions, we may exit the community and forfeit our deposit. During the quarter ended June 30, 2006, we recorded contract land deposit write-downs of approximately $26,000, impacting communities primarily in Washington. This land deposit write-down significantly impacted gross profit margins. At this time we cannot conclude as to how successful we will be in obtaining any future concessions from developers, and whether additional contract land deposit write-downs will be necessary.
     We are also reducing selling, general and administrative expenses. This reduction includes a continued evaluation and adjustment of staffing levels to size our organization to meet the current expected level of sales activity. We plan to continue to assess our staffing levels as conditions warrant.
Current Financial Results
     For the quarter ended June 30, 2006, consolidated revenues and net income increased 37% and 14%, respectively, from the same period in 2005 due to higher settlement volume. Diluted earnings per share in the current quarter increased 31% as compared to the second quarter of 2005. For the six months ended June 30, 2006, consolidated revenues and net income increased 32% and 13%, respectively, from the same period in 2005 and diluted earnings per share increased 33% over the same respective comparative periods.
     We implemented Statement of Financial Accounting Standards (“SFAS”) 123R in the first quarter of 2006, which resulted in a consolidated pre-tax charge of $27,156 (see note 3 to the condensed consolidated financial statements for more information) for the six months ended June 30, 2006.

Homebuilding Segment
     The following table summarizes homebuilding settlements, new orders and backlog unit activity by region for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Settlements (units):
Washington	1,074	977	1,819	1,606
Baltimore	566	317	1,031	658
North	1,801	1,379	2,939	2,398
South	856	743	1,494	1,369

Total	4,297	3,416	7,283	6,031

Average settlement price	$400.3	$366.8	$398.5	$363.2

New Orders (units):
Washington	981	1,348	1,786	2,259
Baltimore	460	603	918	1,030
North	1,779	1,942	3,370	3,255
South	984	936	1,763	1,597

Total	4,204	4,829	7,837	8,141

Average new order price	$384.7	$408.1	$386.0	$405.4

Backlog (units):
Washington			2,716	3,206
Baltimore			960	1,188
North			3,498	3,606
South			1,690	1,554

Total			8,864	9,554

Average backlog price			$428.5	$421.0

     The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$1,722,797	$1,257,248	$2,906,539	$2,196,500
Cost of sales	$1,304,183	$907,284	$2,165,222	$1,586,831
Gross profit margin percentage	24.3%	27.8%	25.5%	27.8%
Selling, general and administrative	$119,551	$84,235	$233,557	$156,650
Three Months Ended June 30, 2006 and 2005
     Homebuilding revenues increased 37% for the second quarter of 2006 from the same period in 2005 as a result of a 26% increase in the number of units settled and a 9% increase in the average settlement price. The increase in units settled is attributable to a 10% increase in the number of homes in backlog at the beginning of the period for 2006 as compared to the same period in 2005, and a higher backlog turnover rate quarter over quarter.
     Gross profit margins in the second quarter of 2006 declined as compared to the second quarter of 2005 primarily as a result of the downward pressure on selling prices experienced during 2006, higher selling incentives required to generate sales, and higher lot and commodity costs. Gross profit margins were also unfavorably impacted by an increase in contract land deposit write-downs of approximately $23,000 quarter over quarter. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions.
     New orders for the second quarter of 2006 decreased 13% from the same period in 2005. New orders in Washington and Baltimore declined 27% and 24%, respectively, primarily as a result of an increasingly competitive sales environment driven by affordability issues resulting from higher mortgage interest rates quarter over quarter, and higher levels of new and existing home inventory for sale as discussed in the Overview section above. Net new orders were also unfavorably impacted by an increase in our cancellation rate for the current quarter to 13% from 8% in the second quarter of 2005. The average sales price of new orders decreased 6% as a result of a shift in new orders into lower priced markets in our North and South markets, and a 13% decline in average new order price in Washington.
     Selling, general and administrative (“SG&A”) expenses for the second quarter increased by $35,316, but as a percentage of revenue remained consistent with the prior year at approximately 7%. The increase in SG&A dollars is primarily attributable to an increase in marketing costs, the recording of compensation costs associated with the implementation of SFAS 123R in 2006, and to a lesser extent higher personnel costs. Marketing costs increased approximately $12,500 due primarily to a 23% increase in the average number of active communities quarter over quarter. During the second quarter of 2006, we recognized $12,245 in SG&A compensation costs related to outstanding stock options (see note 3 to the condensed consolidated financial statements for additional discussion).
Six Months Ended June 30, 2006 and 2005
     Homebuilding revenues increased 32% for the six months ended June 30, 2006 from the prior year due to a 21% increase in the number of units settled and a 10% increase in the average settlement price. The increase in the number of units settled and the average settlement price is attributable to a 13% higher number of homes in backlog entering 2006 as compared to the same period in 2005 and a 12% higher average price of homes in the beginning backlog year over year. Additionally, we have experienced a higher backlog turnover rate year over year.
     Gross profit margins in the first six months of 2006 declined as compared to the first six months of 2005 primarily as a result of the downward pressure on selling prices experienced during 2006, higher selling incentives required to generate sales, and higher lot and commodity costs. Gross profit margins were also unfavorably impacted by an increase in contract land deposit write-downs of approximately $28,000 period over period.
     New orders for the six months ended June 30, 2006 decreased by 4% from the same period in 2005. New orders in Washington and Baltimore declined 21% and 11%, respectively, primarily as a result of an increasingly competitive sales environment driven by affordability issues resulting from higher mortgage interest rates year over year, and higher levels of new and existing home inventory for sale as discussed in the Overview. Net new orders were also unfavorably impacted by an increase in our cancellation rate to 15% in 2006 from 10% in 2005. The average sales price of new orders decreased 5% as a result of a shift in new orders into lower priced markets in our North and South markets, and a 7% decline in average new order price in Washington.
     SG&A expenses for the six-month period ended June 30, 2006 increased approximately $77,000 as compared to the same period in 2005, and as a percentage of revenue increased to 8% from 7% for the respective periods. The increase in SG&A dollars is attributable to a $20,700 increase in personnel costs due to higher staffing levels and higher marketing costs of $21,300 attributable to a 21% increase in the average number of active communities year over year. Additionally, as a result of the implementation of SFAS 123R in 2006, we recognized $24,485 in SG&A compensation costs related to outstanding stock options (see note 3 to the condensed consolidated financial statements for additional discussion).

     Backlog units and dollars were 8,864 and $3,798,214, respectively, as of June 30, 2006 compared to 9,554 and $4,021,893 as of June 30, 2005. The decrease in backlog units is attributable to the aforementioned decrease in new orders coupled with an improved backlog turnover rate year over year.
Mortgage Banking Segment
Three and Six Months Ended June 30, 2006 and 2005
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loan closing volume:
Total principal	$1,123,461	$857,821	$1,860,243	$1,472,313

Loan Volume Mix:
Adjustable rate mortgages	39%	52%	38%	53%

Fixed-rate mortgages	61%	48%	62%	47%

Segment income:	$17,486	$13,510	$29,967	$22,010

Mortgage banking fees:
Net gain on sale of loans	$19,009	$14,928	$34,801	$24,618
Title services	6,830	5,276	11,712	9,449
Servicing	292	237	531	554

	$26,131	$20,441	$47,044	$34,621

     Loan closing volume for the three months ended June 30, 2006 increased 31% over the same period for 2005. The 2006 increase is primarily attributable to a 22% increase in the number of units closed and a 7% increase in the average loan amount. Loan closing volume for the six months ended June 30, 2006 increased 26% over the same period in 2005. This increase is primarily attributable to a 17% increase in the number of units closed, and a period over period 8% increase in the average loan amount. The three and six month 2006 unit increases reflect increases in the number of homes that we settled in the 2006 respective periods, as noted above. The increases in the average loan amount for the three and six-month periods reflect the aforementioned increase in the homebuilding segment’s average settlement prices. The number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) was 87% and 88% for the quarters ended June 30, 2006 and 2005, respectively, and 86% and 88% for the six month periods ended June 30, 2006 and 2005, respectively.
     Segment income for the three months ended June 30, 2006 increased approximately $4,000 from the same period for 2005. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and to a shift in the product mix towards fixed rate mortgages, which are generally more profitable than adjustable rate mortgages. The increase in mortgage banking fees was partially offset by an approximate $1,000 increase in contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. The increase in segment income was net of an approximate $2,000 increase in general and administrative expenses during the three months ended June 30, 2006 compared to the same period for 2005. The increase in general and administrative expenses is due to an increase in salaries and other personnel costs in the second quarter of 2006 compared to the same period for 2005 and to $864 in stock-based compensation expense from the adoption of SFAS 123R in 2006.
     Segment income for the six months ended June 30, 2006 increased approximately $8,000 from the same period for 2005. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned closed loan volume increase and the product mix shift towards fixed rate mortgages. The increase in mortgage banking fees was partially offset by an approximate $2,000 increase in contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. General and administrative costs increased approximately $4,500 during the six months ended June 30, 2006 compared to the same period for 2005. The increase in general and administrative expenses is due to higher salary and other personnel costs and to $1,726 in stock-based compensation expense in 2006.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.
Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the six months ended June 30, 2006, our operating activities provided cash of $126,830. Cash was provided by our homebuilding operations and by an approximate $145,000 increase in accounts payable and accrued expenses. Cash was used to fund the increase in homebuilding inventory of approximately $224,000 as a result of an increase in units under construction at June 30, 2006 as compared to December 31, 2005. The presentation of operating cash flows was also reduced by $79,162, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional-paid-in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow.
     Net cash used for investing activities was $9,612 for the period ended June 30, 2006, due primarily to property and equipment purchases throughout the period.
     Net cash used for financing activities was $118,776 for the period ended June 30, 2006. During the six months ended June 30, 2006, we repurchased approximately 162,000 shares of our common stock at an aggregate purchase price of $120,817 under our ongoing common stock repurchase program, discussed below. We also reduced borrowings under the working capital facility by approximately $103,000, and increased borrowings under the mortgage warehouse facility by $11,400 based on current borrowing needs. Cash was also provided by the realization of $79,162 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. During the first quarter of 2006, we amended our existing Facility by $45,000 to an aggregate commitment of $445,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an applicable margin (as defined within the Facility) based on our credit rating and/or debt to capital ratio or (ii) the London Interbank Offering Rate (“LIBOR”) plus the applicable margin. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $25,042 was outstanding at June 30, 2006. There were no direct borrowings outstanding under the Facility as of June 30, 2006. At June 30, 2006, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.125%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2006. We believe that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $168,188 outstanding under this facility at June 30, 2006. At June 30, 2006, there were no borrowing base limitations under the facility.

     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the second quarter of 2006. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
     In 2004, we filed a shelf registration statement (“Shelf”) with the Securities and Exchange Commission (“SEC”) to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the Shelf effective on June 15, 2004. The proceeds received from future offerings issued under the Shelf are expected to be used for general corporate purposes. In addition, we have $55,000 available for issuance under a prior shelf registration statement filed with the SEC on January 20, 1998. The prior shelf registration statement, which was declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.
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
     Variable Interest Entities
     Revised Financial Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which was effective for us as of March 31, 2004, requires the primary beneficiary of a variable interest entity to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See note 2 to the condensed consolidated financial statements contained herein for further information.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2006 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets.” Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2006, and as of June 30, 2006, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.

     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2006 balance sheet (see note 8 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock Option Expense
     Beginning in 2006 with our adoption of SFAS 123R, we are required to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant-date fair value. Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method).
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future option forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Further, although we believe that the compensation costs recognized during the quarter and period ended June 30, 2006 is representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values. See note 3 to the condensed consolidated financial statements included herein for additional information on our adoption of SFAS 123R.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the six months ended June 30, 2006. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2005.

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
     We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations. See note 11 to the condensed consolidated financial statements for a discussion of notification received from the United States Environmental Protection Agency regarding alleged violations of Section 308(a) of the Clean Water Act.

Item 1A.	Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
     On June 23, 2006, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. No other purchase authorizations were outstanding during the second quarter of 2006. We did not repurchase any shares of our common stock during the second quarter of 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on May 4, 2006. There were 5,663,631 shares of NVR, Inc. common stock eligible to vote at the 2006 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

1.	Election of three directors to serve three-year terms:

		Votes For	Votes Withheld
C. Scott Bartlett, Jr.		5,524,886	54,146
Timothy M. Donahue		5,392,894	186,138
William A. Moran		5,371,447	207,585

      Robert C. Butler, Manuel H. Johnson, David A. Preiser, Dwight C. Schar, George E. Slye and John M. Toups continued as directors after the Annual Meeting.

		Votes	Votes		Broker
		For	Against	Abstentions	Non- Votes
2.	Ratification of appointment of KPMG LLP as independent auditors for NVR for 2006	5,538,832	21,997	18,203	—

Item 6. Exhibits
(a)	Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 24, 2006	NVR, Inc.

	By:	/s/ Dennis M. Seremet

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