Form 10-Q
period 2006-09-30
NVR INC
filed 2006-10-24
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2006 there were 5,588,179 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

	Signature	29

	Exhibit Index	30

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$235,771	$170,090
Receivables	16,762	40,562
Inventory:
Lots and housing units, covered under sales agreements with customers	912,111	723,657
Unsold lots and housing units	89,765	60,419
Manufacturing materials and other	9,263	9,899

	1,011,139	793,975

Assets not owned, consolidated per FIN 46R	262,534	275,306
Property, plant and equipment, net	36,985	31,096
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	281	375
Contract land deposits, net	437,519	517,241
Other assets	201,167	142,851

	2,255,424	2,024,762

Mortgage Banking:
Cash and cash equivalents	2,834	7,436
Mortgage loans held for sale, net	203,443	193,932
Property and equipment, net	1,260	1,003
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,437	3,189

	217,321	212,907

Total assets	$2,472,745	$2,237,669

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$281,082	$262,086
Accrued expenses and other liabilities	262,072	276,702
Liabilities related to assets not owned, consolidated per FIN 46R	207,579	215,284
Obligations under incentive plans	39,669	60,555
Customer deposits	213,379	256,837
Other term debt	3,141	3,325
Senior notes	200,000	200,000
Notes payable	—	103,000

	1,206,922	1,377,789

Mortgage Banking:
Accounts payable and other liabilities	11,245	25,902
Note payable	168,062	156,816

	179,307	182,718

Total liabilities	1,386,229	1,560,507

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both September 30, 2006 and December 31, 2005	206	206
Additional paid-in-capital	562,608	473,886
Deferred compensation trust – 547,238 and 547,697 shares as of September 30, 2006 and December 31, 2005, respectively, of NVR, Inc. common stock	(80,090)	(76,303)
Deferred compensation liability	80,090	76,303
Retained earnings	3,060,873	2,608,628
Less treasury stock at cost – 14,947,725 and 14,964,482 shares at September 30, 2006 and December 31, 2005, respectively	(2,537,171)	(2,405,558)

Total shareholders’ equity	1,086,516	677,162

Total liabilities and shareholders’ equity	$2,472,745	$2,237,669

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Homebuilding:
Revenues	$1,528,964	$1,350,465	$4,435,503	$3,546,965
Other income	3,238	1,224	8,248	4,157
Cost of sales	(1,238,671)	(970,437)	(3,403,893)	(2,557,268)
Selling, general and administrative	(95,574)	(86,626)	(329,131)	(243,276)

Operating income	197,957	294,626	710,727	750,578
Interest expense	(3,141)	(2,905)	(14,773)	(8,835)

Homebuilding income	194,816	291,721	695,954	741,743

Mortgage Banking:
Mortgage banking fees	24,447	22,557	71,491	57,178
Interest income	1,986	1,492	5,236	3,276
Other income	403	435	1,017	1,022
General and administrative	(8,847)	(7,957)	(27,867)	(22,486)
Interest expense	(698)	(277)	(2,619)	(730)

Mortgage banking income	17,291	16,250	47,258	38,260

Income before taxes	212,107	307,971	743,212	780,003

Income tax expense	(82,774)	(118,528)	(290,967)	(304,981)

Net income	$129,333	$189,443	$452,245	$475,022

Basic earnings per share	$22.59	$30.08	$79.60	$73.73

Diluted earnings per share	$19.63	$24.33	$67.23	$59.87

Basic average shares outstanding	5,725	6,298	5,682	6,443

Diluted average shares outstanding	6,588	7,787	6,727	7,934

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$452,245	$475,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,089	7,418
Contract land deposit impairments and write-offs	113,759	7,698
Stock option compensation expense	41,010	2,674
Excess income tax benefit from exercise of stock options	(82,809)	—
Mortgage loans closed	(1,925,389)	(1,559,051)
Proceeds from sales of mortgage loans	1,955,567	1,582,859
Principal payments on mortgage loans held for sale	12,751	12,636
Gain on sale of loans	(52,891)	(41,484)
Loss (Gain) on sale of fixed assets	6	(278)
Net change in assets and liabilities:
Increase in inventories	(217,164)	(324,228)
Decrease (increase) in receivables	24,192	(4,885)
Increase in contract land deposits	(29,605)	(139,556)
Increase in accounts payable, customer deposits and accrued expenses	29,901	292,372
Decrease in obligations under incentive plans	(20,886)	(12,436)
Other, net	(58,378)	(11,190)

Net cash provided by operating activities	252,398	287,571

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,040)	(10,072)
Business acquisition, net of cash acquired	—	(7,465)
Other, net	560	3,647

Net cash used in investing activities	(15,480)	(13,890)

Cash flows from financing activities:
Net (repayments) borrowings under notes payable and other term debt	(91,938)	103,245
Purchase of treasury stock	(183,286)	(510,532)
Excess income tax benefit from exercise of stock options	82,809	—
Proceeds from exercise of stock options	16,576	12,007

Net cash used by financing activities	(175,839)	(395,280)

Net increase (decrease) in cash and cash equivalents	61,079	(121,599)
Cash and cash equivalents, beginning of the period	177,526	367,365

Cash and cash equivalents, end of period	$238,605	$245,766

Supplemental disclosures of cash flow information:
Interest paid during the period	$17,352	$6,564

Income taxes paid, net of refunds	$303,834	$172,728

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(5,067)	$9,859

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and nine-month periods ended September 30, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications have no impact on the net income or retained earnings previously reported.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2006, the Company controlled approximately 98,000 lots with deposits in cash and letters of credit totaling approximately $594,000 and $17,000, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The Company believes that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of two specific performance contracts pursuant to which the Company is committed to purchasing approximately seven finished lots at an aggregate purchase price of approximately $130. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At September 30, 2006, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $14,000, which controlled approximately 800 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the nine months ended September 30, 2006 and 2005, NVR adjusted cost of sales by approximately $260 and $240, respectively, which represented NVR’s share of the earnings of the LLC’s.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2006, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at September 30, 2006 was the inclusion on the balance sheet of $262,534 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $207,579 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $25,000 and liabilities of approximately $20,000 estimated for five development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following is the consolidating schedule at September 30, 2006:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$235,771	$—	$—	$235,771
Receivables	16,762	—	—	16,762
Homebuilding inventory	1,011,139	—	—	1,011,139
Property, plant and equipment, net	36,985	—	—	36,985
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,967	—	—	11,967
Contract land deposits, net	483,457	—	(45,938)	437,519
Other assets	210,184	—	(9,017)	201,167

	2,047,845	—	(54,955)	1,992,890

Mortgage banking assets:	217,321	—	—	217,321

FIN 46R Entities:
Land under development	—	258,801	—	258,801
Other assets	—	3,733	—	3,733

	—	262,534	—	262,534

Total assets	$2,265,166	$262,534	$(54,955)	$2,472,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$582,823	$—	$—	$582,823
Customer deposits	213,379	—	—	213,379
Other term debt	3,141	—	—	3,141
Senior notes	200,000	—	—	200,000

	999,343	—	—	999,343

Mortgage banking liabilities:	179,307	—	—	179,307

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	12,619	—	12,619
Debt	—	152,318	—	152,318
Contract land deposits	—	45,938	(45,938)	—
Advances from NVR, Inc.	—	8,200	(8,200)	—
Minority interest	—	—	42,642	42,642

	—	219,075	(11,496)	207,579

Equity	1,086,516	43,459	(43,459)	1,086,516

Total liabilities and shareholders’ equity	$2,265,166	$262,534	$(54,955)	$2,472,745

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At September 30, 2006, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate seven separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $8,200 to these seven separate development entities, with a total aggregate purchase price for the finished lots of approximately $69,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to NVR. Because NVR has no ownership rights in any of these seven development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and nine months ended September 30, 2006. Aggregate activity with respect to the seven development entities is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Finished lots purchased — dollars	$5,182	$2,147	$10,955	$2,756
Finished lots purchased — units	24	25	76	39
3. Contract Land Deposits
     During the three and nine month periods ended September 30, 2006, the Company incurred pre-tax charges of approximately $80,800 and $114,000, respectively, related to the impairment of contract land deposits due to deteriorating market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales on the accompanying condensed, consolidated statement of income. The contract land deposit asset is shown net of a $110,000 and $31,919 impairment valuation allowance at September 30, 2006, and December 31, 2005, respectively.
4. Stock-Based Compensation
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
     SFAS 123R requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans. The expense is based on the grant-date fair value of the options granted, and is recognized ratably over the requisite service period. NVR adopted SFAS 123R under the modified prospective method. Under the modified prospective method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required Effective Date, as well as to the unvested portion of awards outstanding as of the required Effective Date. The Company’s stock options are accounted for as equity awards.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     NVR’s option plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. The exercise price of options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of 7 to 9 years, depending upon the plan from which the shares were granted. For options granted prior to May 2005, vesting was predicated solely on continued employment over a long-term vesting schedule (“service-only” options). For options granted in May 2005 and thereafter, option vesting is contingent first on the Company achieving an aggregate four-year diluted earnings per share target, and if that target is met, then on continued employment over a five year period subsequent to the conclusion of the performance period (“performance condition” options). At September 30, 2006, there was an aggregate of 2,761,433 options outstanding, and an additional 261,058 options were available for grant, under existing stock option plans.
     The following table provides additional information relative to NVR’s stock option plans:

	Nine Months Ended September 30, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	3,085,019	$265.05	5.77
Granted	42,888	664.34
Exercised	(305,698)	54.22
Forfeited or expired	(60,776)	336.61

Outstanding at end of period	2,761,433	$293.01	5.35	$668,239

Exercisable at end of period	323,623	$51.66	2.75	$156,420

     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The estimated fair value of the options granted under SFAS 123R during the first nine months of 2006 was calculated using the following assumptions:

Nine Months
Ended
September 30, 2006
Estimated option life	8.93 years
Risk free interest rate (range)	4.46% - 5.24%
Expected volatility (range)	32.01% - 34.00%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$343.38
     Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award as if the award was, in substance, multiple awards (graded vesting attribution method). Of the 2,761,433 options outstanding at September 30, 2006, 2,334,795 vest solely based on a service condition, and 426,638 vest based on a combined performance and service condition. Compensation cost is recognized in the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The effect of adopting SFAS 123R on the period ended September 30, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Total pre-tax stock-based compensation	$13,855	$41,010
Total stock-based compensation, net of tax	9,365	27,516
Effect on basic earnings per share	(1.64)	(4.84)
Effect on diluted earnings per share	(1.42)	(4.09)
     As of September 30, 2006, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $258,000, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 5.3 years.
     Because NVR adopted SFAS 123R using the modified prospective basis, the prior interim periods have not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the three- and nine-month periods ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$189,443	$475,022
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,626	1,626
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(10,078)	(22,296)

Pro forma net income	$180,991	$454,352

Earnings per share:
Basic—as reported	$30.08	$73.73

Basic—pro forma	$28.74	$70.52

Diluted—as reported	$24.33	$59.87

Diluted—pro forma	$23.52	$58.06

     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the three and nine-month periods ended September 30, 2006, 21,061 and 305,698 options to purchase shares of the Company’s common stock were exercised, respectively. Information with respect to the exercised options is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Aggregate exercise proceeds	$1,944	$16,576
Aggregate intrinsic value on exercise dates	8,451	208,003
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
5. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	5,725,000	6,298,000	5,682,000	6,443,000
Shares issuable upon exercise of dilutive options	863,000	1,489,000	1,045,000	1,491,000

Diluted average number of shares outstanding	6,588,000	7,787,000	6,727,000	7,934,000

     As discussed in note 4, NVR adopted SFAS 123R on the modified prospective basis. Prior period amounts have not been restated. Beginning in 2006 with the adoption of SFAS 123R, the assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option. Beginning in 2006, the assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement in 2006 and future periods. During 2005 when the Company was still accounting for its stock-based compensation under APB 25, there was no compensation cost attributed to future services included in the assumed proceeds calculation, and the amount assumed to be credited to additional paid-in capital equaled the full assumed tax benefit resulting from the intrinsic value of the options upon the assumed exercise.
     “Service-only” options to purchase 237,146 and 120,852 shares of common stock during the three and nine months ended September 30, 2006, respectively, and 1,750 shares of common stock during the nine months ended September 30, 2005, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. There were no anti-dilutive options for the three-month period ended September 30, 2005. In addition, the 376,350 options outstanding under the 2005 Stock Option Plan, 9,055 options outstanding under the 1998 Directors’ Long-Term Stock Option Plan, 26,555 options outstanding under the 2000 Broadly-Based Stock Option Plan, and 14,678 options outstanding under the 1998 Management Long-Term Stock Option Plan are considered performance-based equity compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target has not been achieved as of September 30, 2006, pursuant to the requirements of SFAS 128, Earnings Per Share.
6. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2006, and as of September 30, 2006, management believes that goodwill, indefinite life intangibles, and excess reorganization value were not impaired.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
7. Debt
     The Company increased its commitment under its existing revolving credit agreement by $45,000 and by $155,000 in the first and third quarters of 2006, respectively, increasing the total commitment to $600,000. There were no changes made to any other terms of the credit agreement.
     During the third quarter of 2006, NVR’s mortgage revolving warehouse credit facility (“Warehouse Credit Facility”) was amended, extending the expiration date to August 23, 2007 and decreasing the interest rate to LIBOR plus 1.00%. The Warehouse Credit Facility provides for borrowings up to $175,000, of which the Company had $168,062 outstanding at September 30, 2006. The other terms and conditions of the facility are materially the same as the previous Warehouse Credit Facility.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2005	$206	$473,886	$2,608,628	$(2,405,558)	$(76,303)	$76,303	$677,162

Net income	—	—	452,245	—	—	—	452,245
Deferred compensation activity	—	—	—	—	(3,787)	3,787	—
Purchase of common stock for treasury	—	—	—	(183,286)	—	—	(183,286)
Stock-based compensation	—	41,010	—	—	—	—	41,010
Proceeds from exercises of stock options	—	16,576	—	—	—	—	16,576
Tax benefit from stock-based compensation activity	—	82,809	—	—	—	—	82,809
Treasury shares issued upon option exercise	—	(51,673)	—	51,673	—	—	—

Balance, September 30, 2006	$206	$562,608	$3,060,873	$(2,537,171)	$(80,090)	$80,090	$1,086,516

     The Company repurchased approximately 289,000 shares of its common stock during the nine months ended September 30, 2006.
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty reserve, beginning of period	$65,265	$42,470	$60,112	$42,319
Provision	13,802	19,515	39,127	38,662
Payments	(12,425)	(12,555)	(32,597)	(31,551)

Warranty reserve, end of period	$66,642	$49,430	$66,642	$49,430

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
10. Segment Disclosures
     NVR’s operations are classified in two reportable segments: homebuilding and mortgage banking. Corporate general and administrative expenses are fully allocated to the homebuilding and mortgage banking segments in the information presented below.
For the Nine Months Ended September 30, 2006

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$4,435,503	$71,491	$4,506,994	(a)
Segment profit	734,466	49,850	784,316	(b)
Segment assets	1,939,343	209,974	2,149,317	(b)

(a)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(b)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$734,466	$49,850	$784,316
Less: Stock-based compensation expense	(38,418)	(2,592)	(41,010)
Less: Amortization of definite life intangibles	(94)	—	(94)

Consolidated income before income taxes	$695,954	$47,258	$743,212

Segment assets	$1,939,343	$209,974	$2,149,317
Add: Excess reorganization value, goodwill and intangibles, net	53,547	7,347	60,894
Add: Assets not owned, consolidated per FIN 46R	262,534	—	262,534

Total consolidated assets	$2,255,424	$217,321	$2,472,745

For the Three Months Ended September 30, 2006

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,528,964	$24,447	$1,553,411	(c)
Segment profit	207,836	18,157	225,993	(d)

(c)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(d)	The following reconciles segment profit to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$207,836	$18,157	$225,993
Less: Stock-based compensation expense	(12,989)	(866)	(13,855)
Less: Amortization of definite life intangibles	(31)	—	(31)

Consolidated income before income taxes	$194,816	$17,291	$212,107

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
For the Nine Months Ended September 30, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$3,546,965	$57,178	$3,604,143	(e)
Segment profit	744,319	38,452	782,771	(f)
Segment assets	1,807,315	152,484	1,959,799	(f)

(e)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(f)	The following reconciles segment profit and segment assets to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$744,319	$38,452	$782,771
Less: Stock-based compensation expense	(2,482)	(192)	(2,674)
Less: Amortization of definite life intangibles	(94)	—	(94)

Consolidated income before income taxes	$741,743	$38,260	$780,003

Segment assets	$1,807,315	$152,484	$1,959,799
Add: Excess reorganization value, goodwill and intangibles, net	52,565	7,347	59,912
Add: Assets not owned, consolidated per FIN 46R	167,184	—	167,184

Total consolidated assets	$2,027,064	$159,831	$2,186,895

For the Three Months Ended September 30, 2005

	Homebuilding	Mortgage Banking	Totals
Revenues from external customers	$1,350,465	$22,557	$1,373,022	(g)
Segment profit	294,234	16,442	310,676	(h)

(g)	Total amounts for the reportable segments equal the respective amounts for the consolidated enterprise.

(h)	The following reconciles segment profit to the respective amounts for the consolidated enterprise:

	Homebuilding	Mortgage Banking	Totals
Segment profit	$294,234	$16,442	$310,676
Less: Stock-based compensation expense	(2,482)	(192)	(2,674)
Less: Amortization of definite life intangibles	(31)	—	(31)

Consolidated income before income taxes	$291,721	$16,250	$307,971

11. Other Events
     The staff of the Securities and Exchange Commission (the “SEC Staff”) recently completed a periodic review of the Company’s Annual Report on Form 10-K as of December 31, 2005 (“2005 Form 10-K”) and issued a letter requesting supporting information regarding the Company’s aggregation of its homebuilding operations into one reportable segment. The Company has provided the SEC Staff detailed support for its position. The SEC Staff does not agree with our position and has asked that we revise our segment disclosure within the 2005 Form 10-K to disaggregate the results of our homebuilding operations. The Company continues to believe that it has appropriately reported its homebuilding operations in one reportable segment and is considering whether it will appeal the SEC Staff’s position to the Office of the Chief Accountant, and as a result, the issue remains unresolved. If the appeal is unsuccessful, or if the Company elects not to file an appeal, the Company may be required to amend certain prior filings to provide additional disaggregated segment reporting footnote disclosure.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
12. Legal Proceedings
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
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of September 30, 2006, we controlled approximately 98,000 lots with deposits in cash and letters of credit totaling approximately $594,000 and $17,000, respectively.
Current Overview
     The current home sales environment is characterized by an increase in the number of existing and new homes available for sale, higher mortgage interest rates (which are beginning to moderate to year ago levels), and declining homebuyer confidence. As a result of these market conditions, new orders for the third quarter of 2006 declined by 18% from the third quarter of 2005, with significant declines occurring in our Baltimore, North and Washington markets, which declined 38%, 24% and 18%, respectively. Year to date new orders for 2006 have declined 8% from the same period in 2005. In addition to lower sales, the current market conditions are exerting downward pressure on selling prices, and in response, we have increased incentives to homebuyers and reduced prices in many of our markets. These selling price pressures resulted in our overall average selling price declining 9% in the third quarter of 2006 compared to the year ago quarter, negatively impacting gross profit margins in the current period. We expect that these reduced selling prices will further negatively impact gross profit margins in future periods. Additionally, our new order cancellation rate increased to 27% in the current quarter from 15% during the same period in 2005 and 13% in the second quarter of 2006. Increased cancellations led to a higher unsold inventory balance at September 30, 2006 of approximately $89,800, as compared to approximately $53,300 at September 30, 2005 and $60,400 at December 31, 2005.
     The Company is actively involved in implementing other strategic steps to address the currently challenging homebuilding market. In certain communities, we are seeking concessions from our developers to reduce lot purchase prices to current market values and/or to defer scheduled lot purchases. In communities where we are unsuccessful in negotiating necessary concessions, we may exit the community and forfeit our deposit. During the quarter ended September 30, 2006, we recorded a contract land deposit impairment charge of approximately $80,800, and for the year to date period we recorded contract land deposit impairment charges of approximately $114,000. For the nine-month 2005 period, our contract land deposit impairments totaled $7,700. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
      During the quarter we adjusted staffing levels to size our organization to meet the current expected level of sales activity, and we consolidated certain of our homebuilding profit centers. We plan to continue to assess our staffing levels and organizational structure as conditions warrant.
Current Financial Results
     For the quarter ended September 30, 2006, consolidated revenues increased 13% from the same period in 2005 due to higher settlement volume and a higher average settlement price per unit. However, net income and diluted earnings per share in the current quarter decreased 32% and 19%, respectively, as compared to the third quarter of 2005. For the nine months ended September 30, 2006, consolidated revenues increased 25% from the same period in 2005. Net income decreased 5% over the same comparative periods, while diluted earnings per share increased 12% period over period as a result of our continuing share repurchase program.

     We implemented Statement of Financial Accounting Standards (“SFAS”) 123R in the first quarter of 2006, which resulted in a consolidated pre-tax charge of $41,010 for the nine months ended September 30, 2006. See note 4 to the condensed consolidated financial statements for additional information regarding stock based compensation.
Homebuilding Segment
     The following table summarizes homebuilding settlements, new orders and backlog unit activity by region for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Settlements (units):
Washington	869	964	2,688	2,570
Baltimore	463	388	1,494	1,046
North	1,692	1,491	4,631	3,889
South	830	733	2,324	2,102

Total	3,854	3,576	11,137	9,607

Average settlement price	$396.3	$377.5	$397.7	$368.5

New Orders (units):
Washington	510	622	2,296	2,881
Baltimore	267	431	1,185	1,461
North	937	1,225	4,307	4,480
South	664	619	2,427	2,216

Total	2,378	2,897	10,215	11,038

Average new order price	$362.5	$399.3	$380.6	$403.8

Backlog (units):
Washington			2,357	2,864
Baltimore			764	1,231
North			2,743	3,340
South			1,524	1,440

Total			7,388	8,875

Average backlog price			$424.0	$431.7

     The following table summarizes the results of operations for the homebuilding segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,528,964	$1,350,465	$4,435,503	$3,546,965
Cost of sales	$1,238,671	$970,437	$3,403,893	$2,557,268
Gross profit margin percentage	19.0%	28.1%	23.3%	27.9%
Selling, general and administrative	$95,574	$86,626	$329,131	$243,276

Three Months Ended September 30, 2006 and 2005
     Homebuilding revenues increased 13% for the third quarter of 2006 from the same period in 2005 as a result of an 8% increase in the number of units settled and a 5% increase in the average settlement price. The increase in units settled is attributable to a higher backlog turnover rate quarter over quarter.
     Gross profit margins in the third quarter of 2006 declined as compared to the third quarter of 2005 as a result of an increase in contract land deposit impairment charges of approximately $78,000. These land deposit impairments negatively impacted gross profit margins by 529 basis points for the quarter. In addition, gross profit margins were negatively impacted by the downward pressure on selling prices experienced during 2006, resulting from higher selling incentives required to generate sales, and higher lot and certain commodity costs, excluding lumber. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions.
     New orders for the third quarter of 2006 decreased 18% from the same period in 2005. New orders in the Baltimore, North and Washington markets declined 38%, 24% and 18%, respectively. The new order reduction was primarily a result of an increasingly competitive sales environment driven by affordability issues partially resulting from higher mortgage interest rates quarter over quarter, and higher levels of new and existing home inventory for sale as discussed in the Overview section above. Net new orders were also unfavorably impacted by an increase in our cancellation rate for the current quarter to 27% from 15% in the third quarter of 2005. The increase in the cancellation rate was driven by higher cancellations in our largest markets, Washington and Baltimore. Cancellation rates in the Washington market were 39% in the current quarter compared to 19% in the third quarter of 2005 and 21% in the second quarter of 2006. In the Baltimore market the cancellation rate was 24% in the current quarter as compared to 11% and 14% in the third quarter of 2005 and the second quarter of 2006, respectively. The average sales price of new orders decreased 9% from the third quarter of 2005. The decline is a result of a 25% decline in average new order price in Washington, and to a lesser extent, to a shift in new orders into lower priced markets from our higher priced Washington and Baltimore markets.
      Selling, general and administrative (“SG&A”) expenses for the third quarter increased by approximately $8,900, but as a percentage of revenue remained consistent with the prior year at approximately 6.3%. The increase in SG&A expenses is primarily attributable to an increase in marketing costs and the recording of compensation costs associated with the implementation of SFAS 123R in 2006, offset partially by lower management incentive compensation costs. Marketing costs increased approximately $4,900 due primarily to an 18% increase in the average number of active communities to 609 in the third quarter of 2006, from 518 for the same period in 2005. During the third quarter of 2006, we recognized approximately $12,500 in SG&A compensation costs related to outstanding stock options compared to approximately $2,400 in the third quarter of 2005 (see note 4 to the condensed consolidated financial statements included herein for additional discussion). Management incentive compensation costs were $7,200 lower in the current quarter.
Nine Months Ended September 30, 2006 and 2005
     Homebuilding revenues increased 25% for the nine months ended September 30, 2006 from the prior year due to a 16% increase in the number of units settled and an 8% increase in the average settlement price. The increase in the number of units settled is attributable to a 13% higher number of homes in backlog entering 2006 as compared to the same period in 2005. Additionally, we have experienced a higher backlog turnover rate year over year. The increase in the average settlement price is primarily attributable to a 12% higher average price of homes in the beginning backlog period over period.
     Gross profit margins in the first nine months of 2006 declined as compared to the first nine months of 2005 as a result of an increase in contract land deposit impairments of approximately $106,000 period over period. These land deposit impairments reduced gross profit margins by 256 basis points for the year to date period ended September 30, 2006. In addition, gross profit margins were negatively impacted by the downward pressure on selling prices experienced during 2006, resulting from higher selling incentives required to generate sales, and higher lot and certain commodity costs, excluding lumber. As previously discussed, we expect gross profit margins to continue to be negatively impacted by the current market conditions.

     New orders for the nine months ended September 30, 2006 decreased by 8% from the same period in 2005. New orders in Washington and Baltimore declined 20% and 19%, respectively, primarily as a result of an increasingly competitive sales environment driven by affordability issues partially resulting from higher mortgage interest rates year over year, and higher levels of new and existing home inventory for sale as discussed in the Overview. Net new orders were also unfavorably impacted by an increase in our cancellation rate to 18% in the first nine months of 2006 from 11% in the same period 2005. The average sales price of new orders decreased 6% as a result of a shift in new orders into lower priced markets in our North and South markets, and an 11% decline in average new order price in Washington.
     SG&A expenses for the nine-month period ended September 30, 2006 increased approximately $85,900 as compared to the same period in 2005, and as a percentage of revenue increased to 7.4% from 6.9% for the respective periods. The increase in SG&A expenses is attributable to an increase in marketing costs of approximately $26,200 attributable to a 20% increase in the average number of active communities year over year and an approximate $12,900 increase in personnel costs due to higher average staffing levels year over year. We have reduced approximately 10% of our employee base in the first nine months of 2006, which will result in cost savings in the fourth quarter and future periods. Additionally, as a result of the implementation of SFAS 123R in 2006, we recognized approximately $37,000 in SG&A compensation costs related to outstanding stock options compared to approximately $2,400 for the nine months ended September 30, 2005 (see note 4 to the condensed consolidated financial statements for additional discussion).
     Backlog units and dollars were 7,388 and $3,132,419, respectively, as of September 30, 2006 compared to 8,875 and $3,831,608 as of September 30, 2005. The decrease in backlog units is attributable to the aforementioned decrease in new orders coupled with an improved backlog turnover rate year over year. Backlog dollars are 18% lower primarily as a result of the 17% decrease in backlog units.
Mortgage Banking Segment
Three and Nine Months Ended September 30, 2006 and 2005
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loan closing volume:
Total principal	$986,677	$867,864	$2,846,920	$2,340,177

Capture Rate:	86%	85%	86%	87%

Loan Volume Mix:
Adjustable rate mortgages	38%	44%	38%	49%

Fixed-rate mortgages	62%	56%	62%	51%

Segment income:	$17,291	$16,442	$47,258	$38,452

Mortgage banking fees:
Net gain on sale of loans	$18,090	$16,866	$52,891	$41,484
Title services	6,084	5,441	17,796	14,890
Servicing	273	250	804	804

	$24,447	$22,557	$71,491	$57,178

     Loan closing volume for the three months ended September 30, 2006 increased 14% over the same period for 2005. The 2006 increase is primarily attributable to an 8% increase in the number of units closed and a 5% increase in the average loan amount. Loan closing volume for the nine months ended September 30, 2006 increased 22% over the same period in 2005. This increase is primarily attributable to a 14% increase in the number of units closed, and a period over period 7% increase in the average loan amount. The unit increases for the three and nine months ended September 30, 2006 reflect increases in the number of homes that we settled in the 2006 respective periods, as noted above. The increases in the average loan amount for the three and nine-month periods reflect the aforementioned increase in the homebuilding segment’s average settlement prices.
     Segment income for the three months ended September 30, 2006 increased approximately $850 from the same period for 2005. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and to a shift in the product mix towards fixed rate mortgages, which are generally more profitable than adjustable rate mortgages, offset partially by an increase in general and administrative expenses of approximately $1,100 period over period. The increase in general and administrative expenses is due primarily to $866 in stock-based compensation expense from the adoption of SFAS 123R in 2006.
     Segment income for the nine months ended September 30, 2006 increased approximately $8,806 from the same period for 2005. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned closed loan volume increase and the product mix shift towards fixed rate mortgages. The increase in mortgage banking fees was partially offset by an approximate $2,000 increase in contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. General and administrative costs increased approximately $5,600 during the nine months ended September 30, 2006 compared to the same period for 2005. The increase in general and administrative expenses is due to higher salary and other personnel costs and to $2,592 in stock-based compensation expense in 2006.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.
Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the nine months ended September 30, 2006, our operating activities provided cash of $252,398. Operating cash was primarily provided by our homebuilding operations and was used to fund the increase in homebuilding inventory of approximately $217,000 as a result of an increase in units under construction at September 30, 2006 compared to December 31, 2005. The presentation of operating cash flows was also reduced by $82,809, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional-paid-in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow.
     Net cash used for investing activities was $15,480 for the period ended September 30, 2006, due primarily to property and equipment purchases throughout the period.
     Net cash used for financing activities was $175,839 for the period ended September 30, 2006. During the nine months ended September 30, 2006, we repurchased approximately 289,000 shares of our common stock at an aggregate purchase price of $183,286 under our ongoing common stock repurchase program, discussed below. We also reduced net borrowings under the working capital and mortgage warehouse facilities by approximately $92,000. Cash was provided by the realization of $82,809 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.

     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. We amended the Facility to increase the commitment by $45,000 and $155,000 in the first and third quarters of 2006, respectively, increasing the aggregate commitment to $600,000 at September 30, 2006, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an applicable margin (as defined within the Facility) based on our credit rating and/or debt to capital ratio or (ii) the London Interbank Offering Rate (“LIBOR”) plus the applicable margin. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $25,069 was outstanding at September 30, 2006. There were no direct borrowings outstanding under the Facility as of September 30, 2006. At September 30, 2006, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.00%, or (ii) 1.125% to the extent that NVRM provides compensating balances. No other material terms of the credit facility were amended from the previous agreement. There was $168,062 outstanding under this facility at September 30, 2006. At September 30, 2006, there were no borrowing base limitations under the facility.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. We believe the repurchase program assists us in accomplishing our primary objective of increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the third quarter of 2006. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
     In 2004, we filed a shelf registration statement (“Shelf”) with the Securities and Exchange Commission (“SEC”) to register up to $1,000,000 for the future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the Shelf effective on June 15, 2004. The proceeds received from any future offerings issued under the Shelf are expected to be used for general corporate purposes. In addition, we have $55,000 available for issuance under a prior shelf registration statement filed with the SEC on January 20, 1998. The prior shelf registration statement, which was declared effective on February 27, 1998, provides that securities may be offered from time to time in one or more series and in the form of senior or subordinated debt. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2006 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry. See note 3 to the condensed consolidated financial statements included herein for additional information.

     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2006, and as of September 30, 2006, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2006 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     We calculate the fair value of our, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future option forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Further, although we believe that the compensation cost recognized during the quarter and period ended September 30, 2006 is representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values. See note 4 to the condensed consolidated financial statements included herein for additional information on our adoption of SFAS 123R.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the nine months ended September 30, 2006. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2005.

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
     We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations. See note 12 to the condensed consolidated financial statements for a discussion of notification received from the United States Environmental Protection Agency regarding alleged violations of Section 308(a) of the Clean Water Act.

Item 1A.	Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended September 30, 2006. On June 23, 2006 (“June Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The June Authorization did not have an expiration date. We repurchased the following shares of our common stock during the third quarter of 2006:

				Maximum Number
				(or Approximate
				Dollar Value) of
		Average	Total Number of Shares	Shares that May
	Total Number	Price	Purchased as Part of	Yet Be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs

July 1 – 31, 2006	—	—	—	$300,000
August 1 – 31, 2006	58,200	$489.58	58,200	$271,506
September 1 – 30, 2006	68,885	$493.24	68,885	$237,530
Total	127,085	$491.56	127,085	$237,530

Item 6.	Exhibits
          (a) Exhibits:
10.1	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.2	Commitment and Acceptance dated August 16, 2006. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 17, 2006 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 24, 2006	NVR, Inc.

	By:	/s/ Dennis M. Seremet

Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page
10.1	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.2	Commitment and Acceptance dated August 16, 2006. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 17, 2006 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	32

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33