Form 10-K/A
period 2005-12-31
NVR INC
filed 2007-01-05
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as described in Exchange Act Rule 12b-2).
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
EXPLANATORY NOTE: This Annual Report on Form 10-K/A is filed for the purpose of amending Note 2 in the Notes to the Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, which now includes expanded reportable segment footnote disclosure related to our homebuilding operations. This amendment has no impact on our consolidated balance sheets as of December 31, 2005 and 2004, or our consolidated statements of income and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. Conforming changes have been made to the Business Section in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7, and our Controls and Procedures discussion in Item 9A of this Form 10-K/A. See Note 2 in the Notes to the Consolidated Financial Statements for further information regarding this amendment. This Form 10-K/A has not been updated for events or information subsequent to the date of the filing of the original Form 10-K, except in connection with the foregoing.

PART I

Item 1.	Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. NVR’s primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking business. NVR conducts its homebuilding activities directly, except for Rymarc Homes, which is operated as a wholly owned subsidiary, and its mortgage banking operations which is operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
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
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 1,000 to 7,300 square feet. During 2005, the prices of our homes ranged from approximately $90,000 to $2,000,000.
     Markets
     Our reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	Eastern Pennsylvania and New Jersey
Mid East:	Kentucky, Michigan, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
     Further discussion of settlements, new orders and backlog activity by homebuilding reportable segment for each of the last three years can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).
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

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs	(in thousands)
October 1-31, 2005(1)	227,900	$754.99	227,900	$100,833
November 1-30, 2005 (1)	124,400	$688.79	124,400	$315,148
December 1-31, 2005 (2)	273,600	$710.27	273,600	$120,818

(1)	All shares were purchased under the July Authorization.

(2)	20,845 shares were purchase under the July Authorization, and 252,755 shares were purchased under the November Authorization. This fully utilized the July Authorization. The aggregate $120,818 of our common stock that may yet be purchased relates solely to the November Authorization which was fully utilized in January 2006.

Item 6.	Selected Financial Data. (dollars in thousands, except per share amounts)
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
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature supply-constrained markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our homebuilding reportable segments consist of the following regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	Eastern Pennsylvania and New Jersey
Mid East:	Kentucky, Michigan, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
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
Homebuilding Operations
     The following table summarizes the results of operations and certain operating activity for each of the last three years for our consolidated homebuilding operation:

	Year Ended December 31,
	2005	2004	2003

Revenues	$5,177,743	$4,247,503	$3,600,917
Cost of sales	$3,738,030	$3,156,286	$2,711,861
Gross profit margin percentage	27.8%	25.7%	24.7%
Selling, general and administrative expenses	$345,525	$260,795	$231,966
Settlements (units)	13,787	12,749	12,050
Average settlement price	$374.9	$332.2	$297.9
New orders (units)	14,653	13,231	12,583
Average new order price	$404.6	$364.1	$313.9
Backlog (units)	8,310	7,372	6,890
Average backlog price	$442.0	$394.2	$337.3
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2005 increased 22% from 2004, primarily as a result of a 13% increase in the average settlement price and an 8% increase in the number of homes settled. Each of these increases was driven by a stronger backlog, both in value and units, at the beginning of 2005 as compared to the beginning of 2004 due to the company’s overall growth and our ability to raise prices year over year during a period of strong housing demand. We experienced increased home settlements year over year in each of our regions except Baltimore (Baltimore, MD metropolitan area and adjacent counties in Pennsylvania) where settlements declined slightly from the prior year. Settlements in the Baltimore region were negatively affected by development delays throughout the first three quarters of 2005. The Baltimore region was able to resolve several of these development delays in the fourth quarter, and settlements for this region increased 24% in the fourth quarter of 2005 as compared to the same period in 2004.
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
Consolidated Homebuilding New Orders
     The number of new orders for 2005 increased 11% from 2004, and the value of new orders for 2005 increased 23% to $5,928,815 from $4,817,780 in 2004. The increase in the number of new orders was primarily attributable to an overall increase in the average number of active communities to 522 in 2005 as compared to 450 in 2004. Strong new order growth was experienced in each of our regions except the Washington (Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia, and West Virginia) region, which remained relatively flat with the prior year. Sales in the Washington region were negatively impacted by lower sales absorption during the second half of the year as compared to the same period in 2004 as a result of generally weaker market conditions within the region. The 23% increase in the value of new orders was attributable to both the aforementioned increase in the number of new orders and sustained housing demand year over year, which provided us the opportunity to raise selling prices, resulting in an 11% increase in the average selling price in 2005 as compared to 2004.
     The number of new orders for 2004 increased 5% from 2003, while the value of new orders for 2004 increased 22% to $4,817,780 from $3,950,413 in 2003. The increase in the number of new orders was attributable to an overall increase in the average number of active communities to 450 in 2004 as compared to 433 in 2003. Each of our segments experienced increases year over year in new orders. The Mid Atlantic increase was affected by a 9% decrease in new orders for the Baltimore region. This decrease resulted primarily from a 7% decrease in the average number of active communities in the Baltimore region year over year, attributable primarily to development delays. The 22% increase in the value of new orders was primarily attributable to the aforementioned increase in the number of new orders and strong housing demand which provided us the opportunity to raise selling prices, resulting in a 16% increase in the average selling price in 2004 as compared to 2003.

Consolidated Homebuilding Gross Profit
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
Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
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
Consolidated Homebuilding Backlog
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

Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer.
     The following tables summarize homebuilding settlements, new orders, backlog and operating activity by reportable segment for each of the last three years:

	Year Ended December 31,
	2005	2004	2003
Mid Atlantic:
Revenues	$3,235,053	$2,623,308	$2,185,680
Settlements (units)	6,735	6,462	6,070
Average settlement price	$479.9	$405.3	$359.6
New Orders (units)	7,327	6,696	6,396
Average new order price	$526.9	$459.8	$379.1
Backlog (units)	4,974	4,382	4,148
Average backlog price	$541.0	$470.5	$386.0
Gross profit margin	$1,096,565	$795,491	$624,386
Gross profit margin percentage	33.90%	30.32%	$28.57%
Segment profit	$863,210	$623,040	$484,482

North East:
Revenues	$533,662	$466,206	$380,646
Settlements (units)	1,390	1,388	1,296
Average settlement price	$383.9	$335.9	$293.7
New Orders (units)	1,459	1,360	1,365
Average new order price	$400.1	$351.8	$319.4
Backlog (units)	784	715	743
Average backlog price	$404.7	$373.4	$342.7
Gross profit margin	$114,365	$98,291	$71,550
Gross profit margin percentage	21.43%	21.08%	$18.80%
Segment profit	$66,944	$64,130	$40,257

Mid East:
Revenues	$944,070	$793,976	$685,164
Settlements (units)	3,404	3,049	2,787
Average settlement price	$275.6	$258.1	$243.2
New Orders (units)	3,544	3,154	2,927
Average new order price	$274.2	$268.6	$250.5
Backlog (units)	1,601	1,461	1,356
Average backlog price	$271.5	$275.6	$252.4
Gross profit margin	$178,114	$153,197	$142,725
Gross profit margin percentage	18.87%	19.29%	$20.83%
Segment profit	$95,190	$87,272	$88,274

South East:
Revenues	$464,958	$364,013	$349,427
Settlements (units)	2,258	1,850	1,897
Average settlement price	$205.9	$196.6	$184.1
New Orders (units)	2,323	2,021	1,895
Average new order price	$220.6	$204.3	$188.3
Backlog (units)	951	814	643
Average backlog price	$242.4	$214.7	$195.3
Gross profit margin	$92,348	$70,314	$59,910
Gross profit margin percentage	19.86%	19.32%	$17.15%
Segment profit	$52,199	$36,958	$27,356

Mid Atlantic
2005 versus 2004
     The Mid Atlantic segment had an approximate $240,000 increase in segment profit year over year. Revenues increased 23% as a result of a 4% increase in the number of units settled and an 18% increase in the average settlement price. We experienced increased home settlements year over year in each of our regions except Baltimore where settlements declined slightly from the prior year. Settlements in the Baltimore region were negatively affected by development delays throughout the first three quarters of 2005. The Baltimore region was able to resolve several of these development delays in the fourth quarter, and settlements for this region increased 24% in the fourth quarter of 2005 as compared to the same period in 2004. The segment’s gross profit margin percentage grew to 33.9% in 2005 from 30.3% in 2004. The gross profit margin increase was due to favorable market conditions generated from strong housing demand within the segment’s markets during the current year, which began to level off in the second half of 2006, particularly in the Washington, D.C. market. Segment profits were also negatively affected by an approximate $34,000 increase in selling, general and administrative costs due to a 24% increase in the number of communities open for sale during 2005 as compared to 2004 and higher wage and other costs to support our growth strategy. Backlog units and dollars were 14% and 31% higher, respectively, than the 2004 year, principally due to the comparative increases in new orders of 9% and average selling price of 15%.
2004 versus 2003
     The Mid Atlantic segment had an approximate $139,000 increase in segment profit year over year. Revenues increased 20% as a result of a 7% increase in the number of units settled and a 13% increase in average settlement prices. The segment’s gross profit margin percentage grew to 30.3% in 2004 from 28.6% in 2003. The increase in gross profit margins was attributable to the favorable market conditions mentioned above that allowed us to increase sales prices in a majority of the segment’s markets. Segment profits were negatively affected by an approximate $17,000 increase in selling, general and administrative costs due to a 5% increase in the number of communities open for sale during 2004 as compared to 2003 and higher wage and other costs to support our growth strategy.
North East
2005 versus 2004
     The North East segment had an approximate $3,000 increase in segment profit year over year. Revenues increased 15% primarily as a result of a 14% increase in the average settlement price. The segment’s gross profit margin percentage was essentially flat at 21.4% in 2005 from 21.1% in 2004. Segment profits were also negatively affected by an approximate $5,200 increase in selling and marketing costs due to an 18% increase in the number of communities open for sale during 2005 as compared to 2004. Backlog units and dollars increased 10% and 19%, respectively. The unit increase is primarily due to a 7% increase in the number of new orders in 2005 compared to 2004, and the dollar increase is due to the unit increase and to a 14% increase in the average selling price.
2004 versus 2003
     The North East segment had an approximate $24,000 increase in segment profit year over year. Revenues increased 22% primarily as a result of a 7% increase in the number of units settled and a 14% increase in the average settlement price. The segment’s gross profit margin percentage increased to 21.1% in 2004 from 18.8% in 2003. The increase in gross profit margins was attributable to the favorable market conditions mentioned above that allowed us to increase sales prices in a majority of the segment’s markets. Segment profits also benefited from the better leveraging of our costs, as selling, general and administrative costs as a percent of revenues decreased to 4.9% in 2004 from 5.5% in 2003.

Mid East
2005 versus 2004
     The Mid East segment had an approximate $8,000 increase in segment profit year over year. Revenues increased 19% as a result of a 12% increase in the number of units settled and a 7% increase in the average settlement price. The segment’s gross profit margin percentage was essentially flat at 18.9% in 2005 from 19.3% in 2004. Segment profits were negatively affected by an approximate $13,000 increase in selling, general and administrative costs due to a 13% increase in the number of communities open for sale during 2005 as compared to 2004, and higher wages due to increased staffing levels to support our growth strategy. Backlog units and dollars increased 10% and 8%, respectively. The increases are primarily attributable to a 12% increase in the number of new orders in 2005 compared to 2004.
2004 versus 2003
     The Mid East segment had an approximate $1,000 decrease in segment profit year over year. Revenues increased 16% as a result of a 9% increase in the number of units settled and a 6% increase in the average settlement price. The segment’s gross profit margin percentage decreased to 19.3% in 2004 from 20.8% in 2003. Segment profits were also negatively affected by an approximate $9,500 increase in selling, general and administrative costs due to a 14% increase in the number of communities open for sale during 2004 as compared to 2003, and higher other general and administrative costs to support our growth strategy.
South East
2005 versus 2004
     The South East segment had an approximate $15,000 increase in segment profit year over year. Revenues increased 28% as a result of a 22% increase in the number of units settled and a 5% increase in the average settlement price. The segment’s gross profit margin percentage was 19.9% in 2005 and 19.3% in 2004. The gross profit margin increase was due to favorable market conditions that provided us the opportunity to increase prices in certain of the segment’s markets. Segment profits were negatively affected by an approximate $5,300 increase in selling, general and administrative costs due to higher wages from increased staffing levels to support our growth strategy. Backlog units and dollars were 17% and 32% higher, respectively, than the 2004 year, principally due to the comparative increases in new orders of 15% and average selling price of 8%.
2004 versus 2003
     The South East segment had an approximate $10,000 increase in segment profit year over year. Revenues increased 4% as a result of a 7% increase in the average settlement price and a 3% reduction in the number of units settled. The segment’s gross profit margin percentage increased slightly to 19.3% in 2004 and 17.2% in 2003.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs of which are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2005	2004	2003

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$1,096,565	$795,491	$624,386
Homebuilding North East	114,365	98,291	71,550
Homebuilding Mid East	178,114	153,197	142,725
Homebuilding South East	92,348	70,314	59,910
Consolidation adjustments and other (1)	(41,679)	(26,076)	(9,515)

Consolidated homebuilding gross profit	$1,439,713	$1,091,217	$889,056

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$863,210	$623,040	$484,482
Homebuilding North East	66,944	64,130	40,257
Homebuilding Mid East	95,190	87,272	88,274
Homebuilding South East	52,199	36,958	27,356
Reconciling items:
Contract land deposit impairments	(9,950)	(6,000)	(2,700)
Corporate capital allocation (2)	149,247	110,769	92,256
Unallocated corporate overhead (3)	(105,364)	(80,635)	(80,274)
Consolidation adjustments and other (1)	(11,670)	(3,168)	9,847
Corporate interest expense	(13,126)	(11,223)	(12,577)
Loss from extinguishment of 8% Senior Notes due 2005	—	—	(8,503)

Reconciling items sub-total	9,137	9,743	(1,951)

Homebuilding consolidated profit before taxes	$1,086,680	$821,143	$638,418

(1)	The increases are due to the increases in operating activity year to year.

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increases in the corporate capital allocation charge are due to the higher segment asset balances during the respective years due to the increases in operating activity year to year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2005	2004	2003
Homebuilding Mid Atlantic	$101,794	$73,755	$58,972
Homebuilding North East	15,904	11,518	10,351
Homebuilding Mid East	21,126	16,698	14,330
Homebuilding South East	10,423	8,798	8,603

Total	$149,247	$110,769	$92,256

(3)	The increase in 2005 compared to 2004 is primarily due to higher corporate personnel costs as a result of increased wages and management incentive compensation due to increased staffing levels to support our growth strategy.

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
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). During 2005, we increased the available borrowings under the Facility to $400,000 from $150,000 by refinancing our previous working capital agreement. The current Facility now provides for borrowings of up to $400,000 subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on NVR’s credit rating and/or debt to capital ratio or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined above. The weighted- average interest rates for the amounts outstanding under the Facility were 5.9% and 4.0% for 2005 and

2004, respectively. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $26,412 was outstanding at December 31, 2005. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2005 we were in compliance with all covenants under the Facility and there were no borrowing base limitations reducing the amount available to us for borrowings. At December 31, 2005, we had direct borrowings outstanding under the Facility of $103,000.
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

Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2005, were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1year	years	years	5years

Debt (a)	$504,816	$269,816	$20,000	$215,000	$—
Capital leases (b)	5,753	586	1,228	1,281	2,658
Operating leases (c)	120,230	27,589	34,928	21,737	35,976
Purchase obligations (d)	214,000	*	*	*	*
Executive officer employment contracts (e)	15,700	3,140	6,280	6,280	—
Other long-term liabilities (f)	64,285	59,315	4,970	—	—

Total	$924,784	$360,446	$67,406	$244,298	$38,634

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.

(c)	See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years. In addition to the $214,000 to be paid pursuant to the prior discussion, as of December 31, 2005, we had capitalized forfeitable deposits for fixed price purchase agreements with developers totaling $599,530, and outstanding letters of credit of approximately $17,000.

(e)	We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheets, $3,730 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.
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
     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $400,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate plus an Applicable Margin (as defined within the Facility) based on NVR’s credit rating and/or debt to capital ratio or (ii) LIBOR plus applicable margin as defined above. The weighted- average interest rates for the amounts outstanding under the Facility were 5.9% and 4.0% for 2005 and 2004, respectively.

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
     As described in Note 2 to the Consolidated Financial Statements, we have amended Note 2 to disaggregate our one homebuilding segment into four reportable segments. Our management, including our principal executive officer and principal financial officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether this amendment changes their prior conclusion, and have determined that it does not change their conclusion that, as of December 31, 2005, our disclosure controls and procedures were effective. The change in the way we report segment information did not result in any change to our consolidated financial position, results of operations or cash flows.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     As described in Note 2 to the consolidated financial statements, we have amended Note 2 to the consolidated financial statements included in this Report to disaggregate our one homebuilding segment into four reportable segments. As a result, management has re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting. We have concluded that our prior assessment that our internal control over financial reporting was effective at December 31, 2005, is correct. This determination was based upon the fact that we believe that our internal control over financial reporting operated in a manner that provided us with a reasonable basis for our original conclusion with respect to reporting segment information. Further, the change in the way we report segment information did not result in any change to our consolidated financial position, results of operations or cash flows.

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
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 2 to Amendment No. 1 to Form 8-A filed on June 14, 2004 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.1 to Form 8-K filed on November 3, 2005 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

Exhibit
Number	Description

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	NVR, Inc. Equity Purchase Plan. Filed as Exhibit 10.10 to the 1993 Registration Statement and incorporated herein by reference.

10.8*	NVR, Inc. Directors Long-Term Incentive Plan. Filed as Exhibit 10.11 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.9*	NVR, Inc. Management Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s 1993 Registration Statement and incorporated herein by reference.

10.10*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11*	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.12*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.13*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.14*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.15*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.16*	NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

10.17*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.18*	The NVR, Inc. 2005 Stock Option Plan. Filed as Exhibit 10.18 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.19*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed as Exhibit 10.19 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

Exhibit
Number	Description

10.21*	NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.22*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.23	Mortgage Loan Purchase and Sale Agreement between Greenwich Capital Financial Products, Inc. and NVR Finance, dated as of July 22, 1998. Filed as Exhibit 10.34 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.24	Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.25	Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.26	Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.27	Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.28 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.28	Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.29	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.30	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

10.31	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

Exhibit
Number	Description

10.33*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.34*	Summary of 2006 annual incentive plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

21	NVR, Inc. Subsidiaries. Filed as Exhibit 21 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
January 5, 2007	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Principal Financial Officer

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

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$262,086	$215,002
Accrued expenses and other liabilities	308,621	177,041
Liabilities related to assets not owned, consolidated per FIN 46R	215,284	63,568
Obligations under incentive plans	60,555	57,774
Customer deposits	256,837	203,835
Other term debt	3,325	4,077
Senior notes	200,000	200,000
Notes payable	103,000	—

	1,409,708	921,297

Mortgage Banking:
Accounts payable and other liabilities	25,902	11,949
Notes payable	156,816	9,726

	182,718	21,675

Total liabilities	1,592,426	942,972

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 and 20,597,709 shares issued for 2005 and 2004, respectively	206	206
Additional paid-in-capital	473,886	406,705
Deferred compensation trust - 547,697 and 549,029 shares of NVR, Inc. common stock for 2005 and 2004, respectively	(76,303)	(76,366)
Deferred compensation liability	76,303	76,366
Retained earnings	2,608,628	1,911,069
Less treasury stock at cost — 14,964,482 and 14,023,631 shares for 2005 and 2004, respectively	(2,405,558)	(1,482,985)

Total shareholders’ equity	677,162	834,995

Total liabilities and shareholders’ equity	$2,269,588	$1,777,967

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
2.	Segment Information, Nature of Operations, and Certain Concentrations
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the notes to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be amended to provide expanded disclosure of reportable segments pursuant to SFAS 131, Disclosures of Reportable Segments of an Enterprise and Related Information. The Company had historically aggregated its homebuilding operating activity into a single reportable segment. This amendment disaggregates the homebuilding single reportable segment presentation into four homebuilding reportable segments. This amendment has no impact on our consolidated balance sheets as of December 31, 2005 and 2004, or our consolidated statements of income and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003.
     NVR is one of the largest homebuilders in the United States and in the Washington, D.C. and Baltimore, MD metropolitan areas, where NVR derived approximately 52% of its 2005 homebuilding revenues. NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four tradenames: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are moderately priced and marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty-one metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Michigan and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     NVR’s mortgage banking segment is a regional mortgage banking operation. Substantially all of the mortgage banking segment’s loan closing activity is for NVR’s homebuilding customers. NVR’s mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, title fees, and sales of servicing rights. A substantial portion of the Company’s mortgage operations is conducted in the Washington, D.C. and Baltimore, MD metropolitan areas.
     Consistent with the principles and objectives of SFAS 131, the Company’s following footnote disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland, and Delaware
Homebuilding North East — Eastern Pennsylvania and New Jersey
Homebuilding Mid East — Kentucky, Michigan, New York, Ohio and western Pennsylvania
Homebuilding South East — North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs of which are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, interest income, interest expense, depreciation and amortization, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Homebuilding Mid Atlantic	$3,235,053	$2,623,308	$2,185,680
Homebuilding North East	533,662	466,206	380,646
Homebuilding Mid East	944,070	793,976	685,164
Homebuilding South East	464,958	364,013	349,427
Mortgage Banking	84,604	72,219	76,647

Total Consolidated Revenues	$5,262,347	$4,319,722	$3,677,564

	Year Ended December 31,
	2005	2004	2003
Profit:
Homebuilding Mid Atlantic	$863,210	$623,040	$484,482
Homebuilding North East	66,944	64,130	40,257
Homebuilding Mid East	95,190	87,272	88,274
Homebuilding South East	52,199	36,958	27,356
Mortgage Banking	57,739	50,862	57,754

Total Segment Profit	1,135,282	862,262	698,123

Contract land deposit impairments	(9,950)	(6,000)	(2,700)
Corporate capital allocation	149,247	110,769	92,256
Unallocated corporate overhead	(105,364)	(80,635)	(80,274)
Consolidation adjustments and other	(11,670)	(3,168)	9,847
Corporate interest expense	(13,126)	(11,223)	(12,577)
Loss from extinguishment of 8% Senior Notes due 2005	—	—	(8,503)

Reconciling items sub-total	9,137	9,743	(1,951)

Consolidated Income before Taxes	$1,144,419	$872,005	$696,172

	Year Ended December 31,
	2005	2004	2003
Assets:
Homebuilding Mid Atlantic	$1,045,229	$720,554	$569,991
Homebuilding North East	148,563	107,707	96,956
Homebuilding Mid East	147,249	129,783	124,901
Homebuilding South East	90,820	69,974	54,378
Mortgage Banking	205,560	147,652	106,542

Total Segment Assets	1,637,421	1,175,670	952,768

Assets not owned, consolidated per Fin 46R	275,306	89,924	12,807
Cash	170,029	362,433	228,566
Deferred taxes	97,511	73,191	73,985
Intangible assets	60,988	55,306	55,306
Consolidation adjustments and other	28,333	21,443	39,673

Reconciling items sub-total	632,167	602,297	410,337

Consolidated Assets	$2,269,588	$1,777,967	$1,363,105

	Year Ended December 31,
	2005	2004	2003
Interest Income
Mortgage Banking	$5,014	$4,249	$5,198

Total Segment Interest Income	5,014	4,249	5,198
Other unallocated interest income	2,471	1,151	746

Consolidated Interest Income	$7,485	$5,400	$5,944

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Interest Expense
Homebuilding Mid Atlantic	$102,256	$74,293	$59,477
Homebuilding North East	15,925	11,518	10,420
Homebuilding Mid East	21,312	16,865	14,692
Homebuilding South East	10,437	8,804	8,644
Mortgage Banking	1,759	1,088	1,293

Total Segment Interest Expense	151,689	112,568	94,526
Corporate capital allocation	(149,247)	(110,769)	(92,256)
Senior note and other interest	13,126	11,223	12,577

Consolidated Interest Expense	$15,568	$13,022	$14,847

	Year Ended December 31,
	2005	2004	2003
Depreciation and Amortization:
Homebuilding Mid Atlantic	$4,795	$4,051	$3,170
Homebuilding North East	700	729	693
Homebuilding Mid East	2,117	1,832	1,405
Homebuilding South East	999	876	864
Mortgage Banking	553	467	487

Total Segment Depreciation and Amortization	9,164	7,955	6,619
Unallocated corporate	1,526	903	1,808

Consolidated Depreciation and Amortization	$10,690	$8,858	$8,427

	Year Ended December 31,
	2005	2004	2003
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$10,938	$4,768	$4,173
Homebuilding North East	1,719	836	1,209
Homebuilding Mid East	2,065	2,412	2,154
Homebuilding South East	808	1,144	903
Mortgage Banking	448	513	326

Total Segment Expenditures for Property and Equipment	15,978	9,673	8,765
Unallocated corporate	2,692	88	691

Consolidated Expenditures for Property and Equipment	$18,670	$9,761	$9,456

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-five of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2005, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2005 was the inclusion on the balance sheet of $275,306 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $215,284 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $39,000 and liabilities of approximately $34,000 estimated for ten development entities created after December 31, 2003 that did not provide financial statements.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
5. Property, Plant and Equipment, net

	December 31,
	2005	2004
Homebuilding:
Office facilities and other	$11,416	$7,719
Model home furniture and fixtures	23,385	17,150
Manufacturing facilities	21,944	18,628
Property under capital leases	4,005	7,631

	60,750	51,128
Less: accumulated depreciation	(29,654)	(25,798)

	$31,096	$25,330

Mortgage Banking:
Office facilities and other	$3,382	$3,126
Less: accumulated depreciation	(2,379)	(2,130)

	$1,003	$996

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6.
6. Debt

	December 31,
	2005	2004
Homebuilding:
Working capital revolving credit (a)	$103,000	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$3,325	$4,077

Senior notes (c)	$200,000	$200,000

Mortgage Banking:
Mortgage warehouse revolving credit (d)	$156,816	$9,726
Mortgage repurchase facility (e)	—	—

	$156,816	$9,726

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Range of Exercise Prices	Number	Price	Life in Years
1993 NVR Share Options
Outstanding and exercisable at December 31, 2005:
$8.21	6,503	$8.21	0.9
1994 NVR Share Options
Outstanding and exercisable at December 31, 2005:
$14.00 - $25.00	3,695	$16.07	1.5
1996 Option Plan
Outstanding at December 31, 2005:
$10.63	8,200	$10.63	0.4
$21.00 - $25.00	21,305	$21.25	1.9
$38.00 - $44.38	5,675	$39.55	3.7
$72.00	10,668	$72.00	4.7
$92.15 - $114.25	20,184	$105.26	5.0
$146.00 - $180.00	17,100	$155.71	5.4
$278.00 - $315.50	2,667	$287.38	6.5
$500.00	37,644	$500.00	7.8
$671.00 - $760.25	1,625	$698.46	8.9
$769.40 - $810.00	1,375	$784.16	9.2
Exercisable at December 31, 2005:
$10.63	8,200	$10.63	0.4
$21.00 - $25.00	21,305	$21.25	1.9
$38.00 - $44.38	5,675	$39.55	3.7
$72.00	10,668	$72.00	4.7
$92.15 - $114.25	20,184	$105.26	5.0
$146.00 - $180.00	16,433	$156.11	5.4
$278.00 - $315.50	2,667	$287.38	6.5
1998 Option Plan
Outstanding at December 31, 2005:
$44.38 - $62.13	459,485	$47.86	3.4
$72.00 - $91.25	16,066	$77.93	4.8
$500.00 - $551.00	26,357	$527.09	8.3
$663.50 - $720.06	16,501	$672.07	8.9
Exercisable at December 31, 2005:
$44.38 - $62.13	459,485	$47.86	3.4
$72.00 - $91.25	16,066	$77.93	4.8
2000 Option Plan *
Outstanding at December 31, 2005:
$158.30 - $202.05	1,669,150	$188.81	5.3
$269.35 - $296.50	23,000	$281.90	6.6
$313.12 - $369.75	115,000	$338.28	7.0
$409.00 - $449.90	22,200	$433.47	8.0
$451.00 - $484.20	107,769	$460.97	8.3
$504.00 - $550.00	4,750	$526.86	8.7
$625.00 - $748.50	8,500	$690.44	9.0
$759.00 - $810.00	12,675	$772.75	9.2
2005 Option Plan *
Outstanding at December 31, 2005:
$680.25 - $737.00	361,205	$736.19	9.4
$773.00 - $938.00	25,770	$844.38	9.6

*	None of the options outstanding under the 2000 and 2005 Option Plans are exercisable at December 31, 2005.

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