Form 10-Q/A
period 2006-09-30
NVR INC
filed 2007-01-05
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE: This Quarterly Report on Form 10-Q/A is filed for the purpose of amending Note 10 in the Notes to the Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2006 and 2005, which now includes expanded reportable segment footnote disclosure related to our homebuilding operations. This amendment has no impact on our consolidated balance sheets as of December 31, 2005, or September 30, 2006, or our consolidated statements of income and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the three and nine month periods ended September 30, 2006 and 2005. Conforming changes have been made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part I, Item 2, and our Controls and Procedures discussion in Part I, Item 4 of this Form 10-Q/A. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information regarding this amendment. This Form 10-Q/A has not been updated for events or information subsequent to the date of the filing of the original Form 10-Q, except in connection with the foregoing.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	4

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

	Signature	36

	Exhibit Index	37

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$235,771	$170,090
Receivables	16,762	40,562
Inventory:
Lots and housing units, covered under sales agreements with customers	912,111	723,657
Unsold lots and housing units	89,765	60,419
Manufacturing materials and other	9,263	9,899

	1,011,139	793,975

Assets not owned, consolidated per FIN 46R	262,534	275,306
Property, plant and equipment, net	36,985	31,096
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	281	375
Contract land deposits, net	437,519	517,241
Other assets	201,167	142,851

	2,255,424	2,024,762

Mortgage Banking:
Cash and cash equivalents	2,834	7,436
Mortgage loans held for sale, net	203,443	193,932
Property and equipment, net	1,260	1,003
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	2,437	3,189

	217,321	212,907

Total assets	$2,472,745	$2,237,669

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

10. Segment Disclosures
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006, management determined that the notes to the condensed consolidated financial statements should be amended to provide expanded disclosure of reportable segments pursuant to SFAS 131, Disclosures of Reportable Segments of an Enterprise and Related Information. The Company had historically aggregated its homebuilding operating activity into a single reportable segment. This amendment disaggregates the homebuilding single reportable segment presentation into four homebuilding reportable segments. This amendment has no impact on our consolidated balance sheets as of September 30, 2006 and December 31, 2005, or our consolidated statements of income and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2006 and 2005.
     Consistent with the principles and objectives of SFAS 131, the following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
     Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland, and Delaware
     Homebuilding North East — New Jersey, and eastern Pennsylvania
     Homebuilding Mid East — Kentucky, Michigan, New York, Ohio, and western Pennsylvania
     Homebuilding South East — North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation.
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expense, and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs of which are not allocated to the Company’s

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are also not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Homebuilding Mid Atlantic	$931,526	$825,992	$2,825,914	$2,222,318
Homebuilding North East	174,051	136,191	466,592	320,694
Homebuilding Mid East	258,097	263,147	702,406	667,827
Homebuilding South East	165,290	125,135	440,591	336,126
Mortgage Banking	24,447	22,557	71,491	57,178

Consolidated revenues	$1,553,411	$1,373,022	$4,506,994	$3,604,143

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Profit:
Homebuilding Mid Atlantic	$162,824	$226,954	$610,308	$596,327
Homebuilding North East	20,318	17,446	51,708	34,619
Homebuilding Mid East	22,137	27,190	52,233	63,808
Homebuilding South East	24,181	12,913	62,525	36,336
Mortgage Banking	18,157	16,442	49,850	38,452

Segment profit	247,617	300,945	826,624	769,542

Contract land deposit impairments	(48,559)	(2,500)	(77,808)	(7,250)
Stock option expense	(13,854)	(2,674)	(41,010)	(2,674)
Corporate capital allocation	49,116	39,551	139,344	105,047
Unallocated corporate overhead	(11,758)	(23,457)	(73,527)	(74,053)
Consolidation adjustments and other	(7,638)	(1,008)	(16,320)	(2,190)
Corporate interest expense	(2,817)	(2,886)	(14,091)	(8,419)

Reconciling items sub-total	(35,510)	7,026	(83,412)	10,461

Consolidated income before taxes	$212,107	$307,971	$743,212	$780,003

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	September 30,
	2006	2005
Assets:
Homebuilding Mid Atlantic	$1,157,135	$1,029,741
Homebuilding North East	177,952	184,997
Homebuilding Mid East	200,222	191,182
Homebuilding South East	121,642	94,508
Mortgage Banking	209,974	152,484

Segment assets	1,866,925	1,652,912

Assets not owned, consolidated per Fin 46R	262,534	167,184
Cash	235,729	240,307
Deferred taxes	156,400	73,191
Intangible assets	60,894	59,912
Land reserve	(110,000)	(29,219)
Consolidation adjustments and other	263	22,608

Reconciling items sub-total	605,820	533,983

Consolidated assets	$2,472,745	$2,186,895

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
Our Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. Our homebuilding reportable segments consist of the following markets:

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
Current Overview
     The current home sales environment is characterized by an increase in the number of existing and new homes available for sale, higher mortgage interest rates (which are beginning to moderate to year ago levels), and declining homebuyer confidence. As a result of these market conditions, new orders for the third quarter of 2006 declined by 18% from the third quarter of 2005, with significant declines occurring in our Baltimore (Baltimore, MD metropolitan area and adjacent counties in Pennsylvania), and Washington (Washington, D.C. metropolitan area and adjacent counties in Maryland, Virginia, and West Virginia) sub-markets, which declined 38% and 18%, respectively. Year to date new orders for 2006 have declined 8% from the same period in 2005. In addition to lower sales, the current market conditions are exerting downward pressure on selling prices, and in response, we have increased incentives to homebuyers and reduced prices in many of our markets. These selling price pressures resulted in our overall average selling price declining 9% in the third quarter of 2006 compared to the year ago quarter, negatively impacting gross profit margins in the current period. We expect that these reduced selling prices will further negatively impact gross profit margins in future periods. Additionally, our new order cancellation rate increased to 27% in the current quarter from 15% during the same period in 2005 and 13% in the second quarter of 2006. Increased cancellations led to a higher unsold inventory balance at September 30, 2006 of approximately $89,800, as compared to approximately $53,300 at September 30, 2005 and $60,400 at December 31, 2005.
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
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,528,964	$1,350,465	$4,435,503	$3,546,965
Cost of sales	$1,238,671	$970,437	$3,403,893	$2,557,268
Gross profit margin percentage	19.0%	28.1%	23.3%	27.9%
Selling, general and administrative	$95,574	$86,626	$329,131	$243,276
Settlements (units)	3,854	3,576	11,137	9,607
Average settlement price	$396.3	$377.5	$397.7	$368.5
New Orders (units)	2,378	2,897	10,215	11,038
Average new order price	$362.5	$399.3	$380.6	$403.8
Backlog (units)			7,388	8,875
Average backlog price			$424.0	$431.7
Consolidated Homebuilding — Three Months Ended September 30, 2006 and 2005
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
     New orders for the third quarter of 2006 decreased 18% from the same period in 2005. The new order reduction was primarily a result of an increasingly competitive sales environment driven by affordability issues partially resulting from higher mortgage interest rates quarter over quarter, and higher levels of new and existing home inventory for sale as discussed in the Overview section above. Net new orders were also unfavorably impacted by an increase in our cancellation rate for the current quarter to 27% from 15% in the third quarter of 2005. The increase in the cancellation rate was driven by higher cancellations in our largest sub-markets, Washington and Baltimore. Cancellation rates in the Washington sub-market were 39% in the current quarter compared to 19% in the third quarter of 2005 and 21% in the second quarter of 2006. In the Baltimore sub-market the cancellation rate was 24% in the current quarter as compared to 11% and 14% in the third quarter of 2005 and the second quarter of 2006, respectively. The average sales price of new orders decreased 9% from the third quarter of 2005. The decline is a result of a 25% decline in average new order price in Washington, and to a lesser extent, to a shift in new orders into lower priced markets from our higher priced Washington and Baltimore sub-markets.
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
Consolidated Homebuilding — Nine Months Ended September 30, 2006 and 2005
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
     New orders for the nine months ended September 30, 2006 decreased by 8% from the same period in 2005. New orders in Washington and Baltimore declined 20% and 19%, respectively, primarily as a result of an increasingly competitive sales environment driven by affordability issues partially resulting from higher mortgage interest rates year over year, and higher levels of new and existing home inventory for sale as discussed in the Overview. Net new orders were also unfavorably impacted by an increase in our cancellation rate to 18% in the first nine months of 2006 from 11% in the same period 2005. The average sales price of new orders decreased 6% as a result of a shift in new orders into lower priced markets in our North East, Mid East and South East markets, and an 11% decline in average new order price in the Washington sub-market.
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

Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer.

     The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Mid Atlantic:
Revenues	$931,526	$825,992	$2,825,914	$2,222,318
Settlements (units)	1,791	1,691	5,511	4,718
Average settlement price	$519.9	$487.5	$512.4	$470.6
New orders (units)	1,128	1,487	4,740	5,633
Average new order price	$438.0	$501.3	$488.8	$522.2
Backlog (units)			4,203	5,297
Average backlog price			$519.5	$525.5
Gross margin	$235,817	$285,436	$828,946	$757,669
Gross profit margin percentage	25.32%	34.56%	29.33%	34.09%
Segment profit	$162,824	$226,954	$610,308	$596,327

North East:
Revenues	$174,051	$136,191	$466,592	$320,694
Settlements (units)	441	347	1,197	833
Average settlement price	$394.6	$391.4	$389.8	$384.9
New orders (units)	264	310	1,119	1,090
Average new order price	$385.3	$413.4	$375.3	$397.8
Backlog (units)			706	972
Average backlog price			$383.3	$391.0
Gross margin	$34,475	$30,280	$93,992	$67,458
Gross profit margin percentage	19.81%	22.23%	20.14%	21.04%
Segment profit	$20,318	$17,446	$51,708	$34,619

Mid East:
Revenues	$258,097	$263,147	$702,406	$667,827
Settlements (units)	966	946	2,606	2,417
Average settlement price	$265.8	$276.5	$268.0	$274.5
New orders (units)	482	609	2,489	2,524
Average new order price	$266.2	$283.7	$268.4	$276.7
Backlog (units)			1,484	1,568
Average backlog price			$273.4	$279.1
Gross margin	$45,203	$49,175	$120,327	$123,033
Gross profit margin percentage	17.51%	18.69%	17.13%	18.42%
Segment profit	$22,137	$27,190	$52,233	$63,808

South East:
Revenues	$165,290	$125,135	$440,591	$336,126
Settlements (units)	656	592	1,823	1,639
Average settlement price	$252.0	$216.3	$241.7	$205.1
New orders (units)	504	491	1,867	1,791
Average new order price	$273.5	$224.9	$258.4	$214.2
Backlog (units)			995	1,038
Average backlog price			$274.0	$222.0
Gross margin	$36,917	$24,566	$97,948	$66,688
Gross profit margin percentage	22.33%	19.63%	22.23%	19.84%
Segment profit	$24,181	$12,913	$62,525	$36,336

Mid Atlantic
Three Months Ended September 30, 2006 and 2005
     The Mid Atlantic segment had an approximate $64,000 reduction in segment profit quarter over quarter. Revenues increased 13% for the three months ended September 30, 2006 from the prior year quarter due to a 6% increase in the number of units settled and a 7% increase in the average settlement price. The increase in units settled is attributable to a higher backlog turnover rate quarter over quarter. The increase in the average settlement price is primarily attributable to a 4% higher average price of homes in the beginning backlog period over period. The Mid Atlantic segment’s gross profit margin percentage decreased to 25.3% in 2006 from 34.6% in 2005. Gross profit margins were negatively impacted by contract land deposit impairment charges of $29,000, the downward pressure on selling prices experienced during 2006, resulting from higher selling incentives required to generate sales, and higher lot and certain commodity costs, excluding lumber. Selling and marketing costs also increased approximately $4,800 due primarily to a 20% increase in the average number of active communities to 290 in the third quarter of 2006, from 242 for the same period in 2005.
     New orders for the third quarter of 2006 decreased 24% from the same period in 2005. New orders in the Baltimore and Washington sub-markets declined 38%, and 18%, respectively. The new order reduction was primarily a result of an increasingly competitive sales environment driven by affordability issues partially resulting from higher mortgage interest rates quarter over quarter, and higher levels of new and existing home inventory for sale as discussed above. The Mid Atlantic segment’s net new orders were also unfavorably impacted by an increase in our cancellation rate to 31% in 2006 from 15% in 2005. The segment’s overall average sales price of new orders decreased 13% from the third quarter of 2005, with the Washington sub-market declining 25%.
Nine Months Ended September 30, 2006 and 2005
     The Mid Atlantic segment had an approximate $14,000 increase in segment profit period over period. Revenues increased 27% for the nine months ended September 30, 2006 from the prior year period on a 17% increase in the number of units settled and a 9% increase in the average settlement price. The increase in units settled is attributable to a 14% higher unit backlog at the beginning of the period and a higher backlog turnover rate period over period. The increase in the average settlement price is primarily attributable to a 15% higher average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage fell to 29.3% in 2006 from 34.1% in 2005. Gross profit margins were adversely affected by land impairment charges of approximately $33,000, the downward pressure on selling prices experienced during 2006, resulting from higher selling incentives required to generate sales, and higher lot and certain commodity costs, excluding lumber. Selling and marketing costs also increased approximately $24,000 due primarily to a 23% increase in the average number of active communities open for sale to 280 in the 2006 nine month period, from 228 for the same period in 2005. Backlog units and dollars decreased approximately 21% each on the comparative new order reduction of 16% and higher backlog turn.
North East
Three Months Ended September 30, 2006 and 2005
     The North East segment had an approximate $3,000 increase in segment profit quarter over quarter. Revenues increased 28% primarily on a 27% increase in the number of units settled. The increase in units settled is attributable to a higher backlog turnover rate quarter over quarter. Gross profit margins decreased to 19.8% in 2006 from 22.2% in 2005 from the downward pressure in selling prices experienced in 2006. New orders for the third quarter of 2006 decreased 15% from the same period in 2005, as a result of the competitive sales environment, higher mortgage interest rates, and higher levels of new and existing home inventory for sale as discussed above. Cancellation rates in the North East segment also increased to 18% in the 2006 quarter from 12% in 2005.
Nine Months Ended September 30, 2006 and 2005
     The North East segment had an approximate $17,000 increase in segment profit period over period. Revenues increased 45% for the nine months ended September 30, 2006 from the prior year period due principally to a 44% increase in the number of units settled. The increase in the number of units settled is primarily attributable to a 10% higher beginning backlog period over period, a 10% increase in new orders for the first six months of 2006, and a higher backlog turn. Gross profit margins decreased slightly to 20.1% in 2006 from 21.0% in 2005. Backlog units and dollars were 27% and 29% lower, respectively, than the 2005 period, due to the comparative higher backlog turn experienced during the period.
Mid East
Three Months Ended September 30, 2006 and 2005
     The Mid East segment had an approximate $5,000 reduction in segment profit quarter over quarter. Revenues decreased 2% for the three months ended September 30, 2006 from the prior year quarter due to a 4% decrease in the average settlement price offset by a 2% increase in the number of units settled. The decrease in the average settlement price is primarily attributable to a lower average price of homes in the beginning backlog period over period. Gross profit margins decreased to 17.5% from 18.7%. Gross profit margins were adversely affected by the downward pressure in selling prices experienced in 2006 and contract land deposit impairment charges of approximately $2,700 during the 2006 period. New orders for the third quarter of 2006 decreased 21% from the same period in 2005, also as a result of the competitive sales environment and higher mortgage interest rates as discussed above. Cancellation rates in the Mid East segment increased to 28% in the 2006 quarter from 17% in 2005.
Nine Months Ended September 30, 2006 and 2005
     The Mid East segment had an approximate $12,000 decrease in segment profit period over period. Revenues increased 5% on an 8% increase in the number of units settled. The increase in the number of units settled is primarily attributable to a 10% higher beginning backlog period over period. The average settlement price declined 2% from the 2005 nine month period, and gross profit margins decreased to 17.1% in 2006 from 18.4% in 2005. Gross profit margins were adversely affected by the downward pressure in selling prices experienced in 2006 and contract land deposit impairment charges of approximately $2,800 during the 2006 period. Selling, general and administrative costs also increased approximately $8,500 due primarily to the increase in revenues and an average number of communities open for sales to 188 in 2006 from 156 in 2005. Backlog units and dollars were 5% and 7% lower, respectively, than the 2005 period.
South East
Three Months Ended September 30, 2006 and 2005
     The South East segment has not been as severely impacted by the recent adverse economic conditions within the homebuilding industry. The segment had an approximate $11,000 increase in segment profit quarter over quarter. Revenues increased 32% for the three months ended September 30, 2006 from the prior year quarter due to an 11% increase in the number of units settled and a 17% increase in the average settlement price. The increase in units settled is attributable to a higher backlog turnover rate quarter over quarter. The increase in the average settlement price is primarily attributable to a 21% higher average price of homes in the beginning backlog period over period. Gross profit margins increased to 22.3% in 2006 from 19.6% in 2005, and new orders and average new order price increased 3% and 22%, respectively.

Nine Months Ended September 30, 2006 and 2005
     The South East segment had an approximate $26,000 increase in segment profit period over period. Revenues increased 31% for the nine months ended September 30, 2006 from the prior year period due to an 11% increase in the number of units settled and an 18% increase in the average settlement price. The increase in units settled is attributable to a higher beginning backlog at the beginning of the period and a higher backlog turnover rate period over period. The increase in the average settlement price is primarily attributable to a 13% higher average price of homes in the beginning backlog period over period. Gross profit margins increased to 22.2% in 2006 from 19.8% in 2005, and new orders and average new order price increased 4% and 21%, respectively. Gross margins have increased primarily due to stronger market conditions and our ability increase prices. The higher backlog turn has resulted in a lower number of units in backlog at September 30, 2006 compared to September 30, 2005. Backlog dollars were 18% higher than the 2005 period due to the comparative higher average selling price of 21% during the period.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expenses, and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs of which are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are not charged to the operating expenses. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Homebuilding Consolidate Gross Profit
Homebuilding Mid Atlantic	$235,817	$285,436	$828,946	$757,668
Homebuilding North East	34,475	30,280	93,992	67,458
Homebuilding Mid East	45,203	49,175	120,327	123,033
Homebuilding South East	36,917	24,566	97,948	66,688
Consolidation adjustments and other (1)	(62,119)	(9,429)	(109,603)	(25,150)

Segment gross profit	$290,293	$380,028	$1,031,610	$989,697

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$162,824	$226,954	$610,308	$596,327
Homebuilding North East	20,318	17,446	51,708	34,619
Homebuilding Mid East	22,137	27,190	52,233	63,808
Homebuilding South East	24,181	12,913	62,525	36,336

Segment profit before tax	229,460	284,503	776,774	731,090
Reconciling items:
Contract land deposit impairments	(48,559)	(2,500)	(77,808)	(7,250)
Stock option expense (2)	(12,988)	(2,482)	(38,418)	(2,482)
Corporate capital allocation (3)	49,116	39,551	139,344	105,047
Unallocated corporate overhead	(11,758)	(23,457)	(73,527)	(74,053)
Consolidation adjustments and other (4)	(7,638)	(1,008)	(16,320)	(2,190)
Corporate interest expense	(2,817)	(2,886)	(14,091)	(8,419)

Reconciling items sub-total	(34,644)	7,218	(80,820)	10,653

Homebuilding consolidated profit before taxes	$194,816	$291,721	$695,954	$741,743

(1)	Increases are primarily due to contract land deposit impairments, and to a lesser extent, increases in operating activity period to period.

(2)	Increases are due to the above-mentioned adoption of SFAS 123R at January 1, 2006.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increases in the corporate capital allocation charge are due to the higher segment asset balances during the respective periods due to the increases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Homebuilding Mid Atlantic	$34,845	$26,282	$99,635	$70,958
Homebuilding North East	5,118	4,592	14,437	10,730
Homebuilding Mid East	5,721	5,836	16,103	15,702
Homebuilding South East	3,432	2,841	9,169	7,657

Total	$49,116	$39,551	$139,344	$105,047

(4)	The increase in 2006 compared to 2005 for both the three and nine month periods is primarily due to an increase in operating activity.

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

     As described in Note 10 to the Condensed Consolidated Financial Statements, we have amended Note 10 to disaggregate our one homebuilding segment into four reportable segments. Our management, including our principal executive officer and principal financial officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether this amendment changes their prior conclusion, and have determined that it does not change our conclusion that, as of September 30, 2006, our disclosure controls and procedures were effective. The change in the way we report segment information did not result in any change to our consolidated financial position, results of operations or cash flows.
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

January 5, 2007	NVR, Inc.

	By:	/s/ Dennis M. Seremet

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