Form 10-K
period 2006-12-31
NVR INC
filed 2007-02-21
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2006, the last business day of the NVR Inc.’s most recently completed second fiscal quarter, was approximately $2.4 billion.
As of February 16, 2007 there were 5,677,792 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2007 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. NVR’s primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking business. NVR conducts its homebuilding activities directly, except for Rymarc Homes, which is operated as a wholly owned subsidiary, and its mortgage banking operations, which is operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.
     We are one of the largest homebuilders in the United States. While we operate in multiple locations in thirteen states, primarily in the eastern part of the United States, approximately 37% of our home settlements in 2006 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 52% of our 2006 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty-one metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Michigan and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, South Carolina market. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2006, our average price of a unit settled was approximately $398,000.
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
     Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we do not guarantee specific performance under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
     On a very limited basis, we also obtain finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any of the LLC’s debt. We enter into a standard fixed price purchase agreement to purchase lots from these LLC’s. At December 31, 2006, we had an aggregate investment in twelve separate LLC’s totaling approximately $14 million, which controlled approximately 800 lots.
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
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 1,000 to 7,300 square feet. During 2006, the prices of our homes ranged from approximately $90,000 to $2,600,000 and averaged approximately $398,000.
     Markets
     Our four reportable homebuilding segments operate in the following geographic regions:

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
     Backlog
     Backlog totaled 6,388 units and approximately $2.6 billion at December 31, 2006 compared to backlog of 8,310 units and approximately $3.7 billion at December 31, 2005. Our cancellation rate was approximately 19% during 2006. During 2005 and 2004, our cancellation rates were approximately 12% and 11%, respectively. We can provide no assurance that our historical cancellation rate is indicative of the actual cancellation rate that may occur in 2007. See Risk Factors in Item 1A.
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
     Regulation
     We and our subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products, and in some instances, have delayed our developers’ abilities to deliver us finished lots. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities. However, in certain markets in which we operate, we believe that our growth has been hampered by the longer time periods necessary for our developers to obtain the necessary governmental approvals.
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
     The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability of mortgage finance programs. See Risk Factors in Item 1A.
     We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.
Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2006, NVRM closed approximately 12,200 loans with an aggregate principal amount of approximately $3.9 billion.
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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2006 and 2005, had an aggregate principal balance of $1.6 billion and $2.1 billion, respectively. Our cancellation rate was approximately 35% in 2006. During 2005 and 2004, our cancellation rates were approximately 27% and 24%, respectively. We can provide no assurance that the prior year cancellation rate is indicative of the actual cancellation rate that may occur in 2007. See Risk Factors in Item 1A.
Employees
     At December 31, 2006, we employed 4,548 full-time persons, of whom 1,770 were officers and management personnel, 290 were technical and construction personnel, 1,041 were sales personnel, 642 were administrative personnel and 805 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
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
     Our principal Internet website can be found at http://www.nvrinc.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.
     Our website also includes a corporate governance section which contains the our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates and Policies and Procedures on Securityholder Communications with the Board of Directors. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website (of which there were none in 2006).

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
RISK FACTORS
     Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:
•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;

•	the availability of adequate land in desirable locations on favorable terms;

•	unexpected changes in customer preferences; and

•	changes in the national economy and in the local economies of the markets in which we have operations.
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
     Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2006. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.
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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 37% of our home settlements during 2006 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 52% of our 2006 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
Government regulations and environmental matters could negatively affect our operations.
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
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
     We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative impact on our operating results.
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
     Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. The current corporate office lease expires in April 2015.
     In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1,000,000 square feet of manufacturing space. All of our manufacturing facilities are leased. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2009. The Thurmont and Farmington leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively. The Darlington lease expires in 2025.
     We also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2012, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on acceptable terms.

Item 3.	Legal Proceedings. (in thousands)
     We are involved in various claims and litigation arising principally in the ordinary course of business. At this time, we are not involved in any legal proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations.
     In 2006 and 2005, we received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding our storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. We have either provided the EPA with information in response to each of its requests, or are working with the EPA to provide the requested information. Additionally, in 2005, the EPA notified us of alleged storm water management violations under the Act at a homebuilding site in Pennsylvania, and that we may potentially be subject to administrative fines of up to $157 for the alleged violations. We have completed our building activity at the homebuilding site alleged to be in violation. We cannot predict the outcome of the EPA’s review of our storm water management practices. Further, it is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania.

Item 4.	Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	65	Chairman of the Board of NVR
William J. Inman	59	President of NVRM
Paul C. Saville	51	President and Chief Executive Officer of NVR
Dennis M. Seremet	51	Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	40	Vice President and Controller of NVR
Dwight C. Schar has been Chairman of the Board since September 30, 1993. Mr. Schar also served as our President and Chief Executive Officer from September 30, 1993 through June 30, 2005.
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
     Our shares of common stock are listed and principally traded on the American Stock Exchange. The following table sets forth the high and low closing prices per share for our common stock for each fiscal quarter during the years ended December 31, 2006 and 2005:

	HIGH	LOW
Prices per Share:

2006:
First Quarter	$822.88	$706.50
Second Quarter	$842.98	$486.00
Third Quarter	$586.00	$394.00
Fourth Quarter	$672.00	$517.00

2005:
First Quarter	$808.00	$709.00
Second Quarter	$810.00	$712.50
Third Quarter	$938.00	$799.50
Fourth Quarter	$886.00	$660.00
     As of the close of business on February 16, 2007, there were 425 shareholders of record.
     We have never paid a cash dividend on our shares of common stock. Our bank indebtedness contains certain restrictive covenants, which limit our ability to pay cash dividends on our common stock. See further discussion of the restrictive covenants in the Liquidity section of Part II, Item 7 of the Form 10-K.
     We had one repurchase authorization outstanding during the quarter ended December 31, 2006. On June 23, 2006 (the “June Authorization”), we publicly announced the Board of Directors’ approval for us to purchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions under the authorization. The June Authorization does not have an expiration date. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2006:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	That May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs	(in thousands)
October 1—31, 2006	134,100	$542.32	134,100	$164,805
November 1—30, 2006	58,100	$534.46	58,100	$133,753
December 1—31, 2006	—	$—	—	$133,753

Stock Performance Graph
COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY
     The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2001 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period. The Dow/Home Construction Index includes NVR, Inc., Pulte Homes, Inc., Beazer Homes USA, Inc., Ryland Group, Inc., Centex Corp., KB Home, Champion Enterprises, Inc., Lennar Corp., DR Horton, Inc., MDC Holdings, Inc., Hovnanian Enterprises, Inc., Standard Pacific Corp., Meritage Homes Corp., WCI Communities, Inc. and Toll Brothers, Inc.
(a) Assumes that $100 was invested in NVR stock and the indices on December 31, 2001.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$6,036,236	$5,177,743	$4,247,503	$3,600,917	$3,060,671
Gross profit	1,334,971	1,439,713	1,091,217	889,056	725,302

Mortgage Banking data:
Mortgage banking fees	97,888	84,604	72,219	76,647	65,454
Interest income	7,704	5,014	4,249	5,198	6,184
Interest expense	2,805	1,759	1,088	1,293	1,870
Consolidated data:
Income from continuing operations (1)	$587,412	$697,559	$523,204	$419,791	$331,470
Income from continuing operations per diluted share (2)	$88.05	$89.61	$66.42	$48.39	$36.05

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Homebuilding inventory	$733,616	$793,975	$588,540	$523,773	$436,674
Contract land deposits, net	402,170	517,241	362,990	268,463	217,960
Total assets	2,473,808	2,237,669	1,755,998	1,347,136	1,169,019
Notes and loans payable	356,632	463,141	213,803	257,859	259,160
Shareholders’ equity	1,152,074	677,162	834,995	494,868	403,245
Cash dividends per share	—	—	—	—	—

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, pursuant to which we recognized $37,982 of stock-based compensation costs, net of tax, during 2006. The prior periods presented do not include any stock-based compensation expense.

(2)	For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, income from continuing operations per diluted share was computed based on 6,671,571; 7,784,382; 7,876,869; 8,674,363; and 9,193,677 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2006, 2005, and 2004
Overview
Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature supply-constrained markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

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
     We acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of December 31, 2006, we controlled approximately 88,500 lots with deposits in cash and letters of credit totaling approximately $484,000 and $14,000, respectively. We also controlled approximately 800 lots through investments in joint venture limited liability corporations.
     Consolidated revenues for 2006 increased 17% from 2005 driven primarily by our homebuilding business producing 10% higher settlement volume and a 6% higher average settlement price per unit in 2006. Consolidated net income and diluted earnings per share decreased 16% and 2%, respectively, in 2006 from 2005. Net income and diluted earnings per share were negatively impacted by pre-tax contract land deposit impairment charges of approximately $174,000 in 2006.
Current Environment
     The home sales environment in 2006 was characterized by an increase in the number of existing and new homes available for sale and declining homebuyer confidence. As a result of these market conditions, new orders for 2006 were down 10% from the prior year and we experienced an increase in our cancellation rate to 19% in 2006 from 12% in 2005. Cancellation rates were the highest in our Washington, D.C. region, where they increased to 29% for the year ended 2006 from 14% in 2005, and for the fourth quarter increased to 34% in 2006 from 18% in the fourth quarter of 2005. Additionally, prevailing market conditions exerted downward pressure on selling prices, and in response, we increased incentives to homebuyers and reduced prices in many of our markets. These pricing pressures led to a 7% decrease in the average selling price for new orders in 2006 as compared to 2005. Average selling prices for the six-month period ended December 31, 2006 were down 10% from the same period in 2005. We are actively involved in implementing steps to address the currently challenging homebuilding market. In certain communities, we are seeking concessions from our developers to reduce lot purchase prices to current market values and/or to defer scheduled lot purchases. In communities where we are unsuccessful in negotiating necessary concessions, we may exit the community and forfeit our deposit. During 2006, we incurred contract land deposit impairment charges of approximately $174,000 from such actual or expected terminations. In 2005, contract land deposit impairment charges totaled approximately $12,600. See Note 1 to the consolidated financial statements included herein for additional information regarding contract land deposits.
     Homebuilding gross profit margins have been negatively impacted by the aforementioned lower selling prices and contract land deposit impairment charges in 2006, reducing gross profit margins to 22.1% in 2006 from 27.8% in 2005. We expect that the reduction in average selling prices experienced in 2006 and the continuing uncertainty in many of the markets in which we operate may further negatively impact gross profit margins in future periods.
     During 2006 we reduced our staffing levels by approximately 16% to size our organization to meet the current expected level of sales activity, and we consolidated certain of our homebuilding profit centers. We will continue to assess our staffing levels and organizational structure as conditions warrant.
Homebuilding Operations
     The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2006	2005	2004

Revenues	$6,036,236	$5,177,743	$4,247,503
Cost of sales	$4,701,265	$3,738,030	$3,156,286
Gross profit margin percentage	22.1%	27.8%	25.7%
Selling, general and administrative expenses	$432,319	$345,525	$260,795
Settlements (units)	15,139	13,787	12,749
Average settlement price	$398.2	$374.9	$332.2
New orders (units)	13,217	14,653	13,231
Average new order price	$377.4	$404.6	$364.1
Backlog (units)	6,388	8,310	7,372
Average backlog price	$412.4	$442.0	$394.2
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2006 increased 17% from 2005, primarily as a result of a 10% increase in the number of homes settled and a 6% increase in the average settlement price. Each of these increases was driven by a higher backlog at the beginning of 2006 as compared to the beginning of 2005. Beginning backlog units and dollars were 13% and 26% higher, respectively year over year. Additionally, these increases in settlements were experienced year over year in each of our markets.
     Homebuilding revenues for 2005 increased 22% from 2004, primarily as a result of a 13% increase in the average settlement price and an 8% increase in the number of homes settled. Each of these increases was driven by a higher backlog, both in dollars and units, at the beginning of 2005 as compared to the beginning of 2004 due to the company’s overall growth and our ability to raise prices year over year during a period of strong housing demand. We experienced increased home settlements year over year in each of our regions except Baltimore where settlements declined slightly from the prior year. Settlements in the Baltimore region were negatively affected by development delays throughout the first three quarters of 2005. The Baltimore region was able to resolve several of these development delays in the fourth quarter, and settlements for this region increased 24% in the fourth quarter of 2005 as compared to the same period in 2004.
Consolidated Homebuilding New Orders
     The number of new orders for 2006 decreased 10% from 2005, and the value of new orders for 2006 decreased 16% to $4,988,137 from $5,928,815 in 2005. The decrease in new orders is attributable to lower sales absorption per community resulting from a more competitive sales environment in 2006 as compared to 2005. The average number of communities open during 2006 exceeded the number open during 2005 by 13%, while the average number of communities open during the fourth quarter of 2006 of 551 was down 6% from the same period in 2005. The decrease in the number of active communities in the fourth quarter is attributable to our ongoing review of our lot option deposit contracts, as discussed above, and the subsequent exiting from certain communities which were no longer profitable. In certain communities, we are seeking concessions from our developers to reduce lot purchase prices to current market values and/or to defer scheduled lot purchases. In communities where we are unsuccessful in negotiating necessary concessions, we may exit the community and forfeit our deposit.
     The number of new orders for 2005 increased 11% from 2004, and the value of new orders for 2005 increased 23% to $5,928,815 from $4,817,780 in 2004. The increase in the number of new orders was primarily attributable to an overall increase in the average number of active communities to 522 in 2005 as compared to 450 in 2004. Strong new order growth was experienced in each of our regions except the Washington, D.C. region, which remained relatively flat with the prior year. Sales in the Washington, D.C. region were negatively impacted by lower sales absorption during the second half of the year as compared to the same period in 2004 as a result of generally weaker market conditions within the region. The 23% increase in the value of new orders was attributable to both the aforementioned increase in the number of new orders and sustained housing demand year over year, which provided us the opportunity to raise selling prices, resulting in an 11% increase in the average selling price in 2005 as compared to 2004.
Consolidated Homebuilding Gross Profit
     Homebuilding gross profit margins declined to 22.1% in 2006 from 27.8% in 2005. Gross profit margins were negatively impacted by the aforementioned lower selling prices, contract land deposit impairment charges in 2006, and higher lot and certain commodity costs, excluding lumber. During 2006, we incurred contract land deposit impairment charges of approximately $174,000. These impairments lowered gross profit margins by 288 basis points. In 2005, contract land deposit impairment charges totaled approximately $12,600. The contract land deposit write-downs in the fourth quarter of 2006 totaled approximately $60,000, compared to $4,900 during the same period in 2005, contributing to the decline in the fourth quarter gross profit margins to 19.0% in 2006 from 27.6% in the fourth quarter of 2005. We expect that due to the reduction in average selling prices experienced in 2006 and the continuing uncertainty in many of the markets in which we operate, gross profit margins may be further negatively impacted in future periods.
     The increase in gross profit margins of 210 basis points in 2005 from 2004 was primarily attributable to an increase in average settlement prices year over year. These increases were partially offset by higher land and certain commodity prices in 2005 as compared to 2004. Many of the end product building supplies used in our construction operations were impacted by higher, more volatile energy and petroleum costs, including: OSB sheathing; siding material; PVC piping, paint; asphalt; shingles; cement; gypsum; steel; glass and insulation.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
     SG&A expense increased $86,794, or 25%, year over year and as a percentage of revenue increased to 7.2% in 2006 from 6.7% in 2005. The increase in SG&A expense was primarily attributable to the implementation of SFAS 123R in 2006, as a result of which, we recognized approximately $53,000 in SG&A compensation costs related to outstanding stock options. We incurred no compensation costs for outstanding stock options in 2005. Additionally, SG&A costs were higher as a result of an approximate $29,500 increase in marketing costs attributable to the aforementioned increase in the average number of active communities in 2006 as compared to 2005 and to increased marketing efforts required to compete in an increasingly competitive market.
     SG&A for 2005 increased $84,630, or 32% from 2004, and as a percentage of revenues, increased to 6.7% in 2005 from 6.1% in 2004. The increase in SG&A costs was primarily attributable to increases in personnel costs and selling and marketing costs of approximately $43,400 and $26,500, respectively. Personnel costs increased primarily as a result of increased wages and management incentive compensation due to increased staffing levels to support our growth in 2005. As of December 31, 2005, SG&A staffing levels had increased approximately 23% from December 31, 2004. The increase in selling and marketing costs were attributable to an increase in advertising and selling support costs due to the aforementioned increase in the average number of active communities year over year.
Consolidated Homebuilding Backlog
     Backlog units and dollars were 6,388 and $2,634,720, respectively, at December 31, 2006 compared to backlog units of 8,310 and dollars of $3,673,221 at December 31, 2005. The decrease in backlog units was due primarily to a 17% decrease in the number of new orders for the six-month period ended December 31, 2006 as compared to the same period ended December 31, 2005, coupled with a 10% increase in the number of homes settled in 2006 as compared to 2005. The 28% decrease in backlog dollars was attributable to the 23% decrease in backlog units and a 10% decrease in the average price of new orders for the six-month period ended December 31, 2006 as compared to the same period in 2005.
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
Reportable Homebuilding Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer.

     The following tables summarize homebuilding settlements, new orders, backlog and operating activity by reportable segment for each of the last three years:

	Year Ended December 31,
	2006	2005	2004
Mid Atlantic:
Revenues	$3,825,960	$3,235,053	$2,623,308
Settlements (units)	7,491	6,735	6,462
Average settlement price	$510.4	$479.9	$405.3
New Orders (units)	6,182	7,327	6,696
Average new order price	$479.6	$526.9	$459.8
Backlog (units)	3,665	4,974	4,382
Average backlog price	$499.7	$541.0	$470.5
Gross profit margin	$979,362	$1,096,565	$795,491
Gross profit margin percentage	25.60%	33.90%	30.32%
Segment profit	$687,904	$863,210	$623,040

North East:
Revenues	$657,338	$533,662	$466,206
Settlements (units)	1,682	1,390	1,388
Average settlement price	$390.7	$383.9	$335.9
New Orders (units)	1,438	1,459	1,360
Average new order price	$371.4	$400.1	$351.8
Backlog (units)	540	784	715
Average backlog price	$359.6	$404.7	$373.4
Gross profit margin	$120,531	$114,365	$98,291
Gross profit margin percentage	18.34%	21.43%	21.08%
Segment profit	$64,246	$66,944	$64,130

Mid East:
Revenues	$965,626	$944,070	$793,976
Settlements (units)	3,571	3,404	3,049
Average settlement price	$268.8	$275.6	$258.1
New Orders (units)	3,244	3,544	3,154
Average new order price	$267.7	$274.2	$268.6
Backlog (units)	1,274	1,601	1,461
Average backlog price	$270.6	$271.5	$275.6
Gross profit margin	$160,494	$178,114	$153,197
Gross profit margin percentage	16.62%	18.87%	19.29%
Segment profit	$69,911	$95,190	$87,272

South East:
Revenues	$587,312	$464,958	$364,013
Settlements (units)	2,395	2,258	1,850
Average settlement price	$245.2	$205.9	$196.6
New Orders (units)	2,353	2,323	2,021
Average new order price	$263.9	$220.6	$204.3
Backlog (units)	909	951	814
Average backlog price	$290.7	$242.4	$214.7
Gross profit margin	$129,127	$92,348	$70,314
Gross profit margin percentage	21.99%	19.86%	19.32%
Segment profit	$79,948	$52,199	$36,958

Mid Atlantic
2006 versus 2005
     The Mid Atlantic segment had an approximate $175,000 decrease in segment profit year over year. Revenues increased 18% as a result of an 11% increase in the number of units settled and a 6% increase in the average settlement price. We experienced increased home settlements year over year in each of the markets within the Mid Atlantic segment. Settlements were up 25% in the Baltimore region from the prior year as several of the development delays experienced in 2005 were resolved. The segment’s gross profit margin percentage declined in 2006 to 25.6% from 33.9% in 2005 as a result of the current market conditions which resulted in the write-off of $126,000 in contract land deposits for the year and higher lot and certain other commodity costs. Segment profits were also negatively impacted by an increase in SG&A expenses of approximately $34,300, primarily as a result of a $27,200 increase in selling and marketing costs. The increase in selling and marketing costs is attributable to a 15% increase in the average number of active communities to 277 in 2006 from 240 in 2005 in addition to increased marketing efforts required to compete in an increasingly competitive market. In addition, G&A personnel costs were higher by $4,800 year over year.
     Segment new orders were down 16% in 2006 from 2005 and the average selling price declined by 9%. New orders in the Washington, D.C. and Baltimore, MD regions declined 23% and 16%, respectively. These declines were primarily the result of an increasingly competitive selling environment driven by affordability issues, declining homebuyer confidence and higher levels of new and existing home inventories. New orders within the segment were also negatively impacted by the increase in cancellations. Cancellation rates for the Mid Atlantic segment increased to 23% in 2006 from 12% in 2005, with the highest cancellation rates occurring in the Washington, D.C. region where the cancellation rates increased to 29% in 2006 from 14% in 2005. Backlog units and dollars were down 26% and 32%, respectively, at December 31 2006 from the same period in 2005. The decrease in backlog units was driven primarily by the aforementioned decrease in new orders, coupled with the 11% increase in settlements year over year. The decrease in backlog dollars is due primarily to the decrease in backlog units and additionally, to a 15% decrease in the average selling price for new orders for the six-month period ended December 31, 2006 as compared to the same period in 2005.
2005 versus 2004
     The Mid Atlantic segment had an approximate $240,000 increase in segment profit year over year. Revenues increased 23% as a result of a 4% increase in the number of units settled and an 18% increase in the average settlement price. We experienced increased home settlements year over year in each of our regions except Baltimore where settlements declined slightly from the prior year. Settlements in the Baltimore region were negatively affected by development delays throughout the first three quarters of 2005. The Baltimore region was able to resolve several of these development delays in the fourth quarter, and settlements for this region increased 24% in the fourth quarter of 2005 as compared to the same period in 2004. The segment’s gross profit margin percentage grew to 33.9% in 2005 from 30.3% in 2004. The gross profit margin increase was due to favorable market conditions generated from strong housing demand within the segment’s markets during 2005, particularly in the Washington, D.C. region. Segment profits were negatively affected by an approximate $34,000 increase in selling, general and administrative costs due to a 24% increase in the number of communities open for sale during 2005 as compared to 2004 and higher wage and other costs to support our growth strategy. Backlog units and dollars were 14% and 31% higher, respectively, than the 2004 year, principally due to the comparative increases in new orders of 9% and average selling price of 15%.
North East
2006 versus 2005
     The North East segment had an approximate $2,700 decrease in segment profit year over year, while revenues for the same periods increased 23%, or approximately $123,700. Revenues increased primarily as a result of a 21% increase in the number of units settled. The segment’s gross profit margin percentage decreased to 18.3% in 2006 from 21.4% in 2005. Segment gross profit margins were negatively impacted by contract land deposit write-offs totaling approximately $10,000 in 2006, higher lot and certain other commodity costs. Segment profits were also negatively impacted by an approximate $3,100 increase in selling and marketing costs attributable to a 29% increase in the average number of active communities open for sale during 2006 as compared to 2005. New orders remained flat from the prior year, while the average selling price for new orders decreased 7% as a result of a more competitive selling environment within the segment. Backlog units and dollars declined 31% and 39%, respectively, as a result of the increase in homes settled, coupled with a 14% decline in new orders for the six-month period ended December 31, 2006 compared to the same period in 2005.
2005 versus 2004
     The North East segment had an approximate $3,000 increase in segment profit year over year. Revenues increased 15% primarily as a result of a 14% increase in the average settlement price. The segment’s gross profit margin percentage was essentially flat at 21.4% in 2005 from 21.1% in 2004. Segment profits were negatively affected by an approximate $5,200 increase in selling and marketing costs due to an 18% increase in the number of communities open for sale during 2005 as compared to 2004. Backlog units and dollars increased 10% and 19%, respectively. The unit increase is primarily due to a 7% increase in the number of new orders in 2005 compared to 2004, and the dollar increase is due to the unit increase and to a 14% increase in the average selling price.
Mid East
2006 versus 2005
     The Mid East segment had an approximate $25,300 decrease in segment profit year over year. Revenues for the segment increased 2%, or approximately $21,600, due to a 5% increase in units settled year over year. Segment gross profit margin percentage declined to 16.6% in 2006 from 18.9% in 2005. Gross profit margins were negatively impacted by an approximate $10,000 write-off of contract land deposits in 2006. Segment profits were further negatively impacted by an increase of approximately $7,300 in selling, general and administrative costs. Selling and marketing costs increased approximately $3,400 in 2006 as a result of an 11% increase in the number of active communities open for sale in 2006 as compared to 2005. General and administrative costs increased primarily as a result of a $3,000 increase in wages year over year. New orders were down 9% for the year. This decline coupled with the aforementioned increase in settlements year over year resulted in a decrease in backlog units and dollars as of December 31, 2006 of 20% and 21%, respectively, as compared to the same period in 2005.
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

South East
2006 versus 2005
     The South East segment had an approximate $27,700 increase in segment profit year over year. Revenues for the segment increased approximately $122,400, or 26%, as a result of a 19% increase in the average settlement price and a 6% increase in the number of units settled. Gross profit margin percentage for the segment increased to 22.0% in 2006 from 19.9% in 2005. The improved profit margins resulted primarily from favorable market conditions, which provided us the opportunity to increase prices within each of our markets within the segment. Backlog units were down 4% year over year due to the increase in the number of units settled coupled with a 3% decline in new orders for the six-month period ended December 31, 2006 as compared to new orders for the same period of 2005. Backlog dollars increased 15% as the 4% decline in backlog units was offset by a 19% increase in the average sales price of new orders for the six-month period ended December 31, 2006 as compared to the same period in 2005.
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
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding senior notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2006	2005	2004

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$979,362	$1,096,565	$795,491
Homebuilding North East	120,531	114,365	98,291
Homebuilding Mid East	160,494	178,114	153,197
Homebuilding South East	129,127	92,348	70,314
Consolidation adjustments and other (1)	(54,543)	(41,679)	(26,076)

Consolidated homebuilding gross profit	$1,334,971	$1,439,713	$1,091,217

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$687,904	$863,210	$623,040
Homebuilding North East	64,246	66,944	64,130
Homebuilding Mid East	69,911	95,190	87,272
Homebuilding South East	79,948	52,199	36,958
Reconciling items:
Contract land deposit impairments	(27,717)	(9,950)	(6,000)
Stock option expense (2)	(54,514)	—	—
Corporate capital allocation (3)	184,908	149,247	110,769
Unallocated corporate overhead (4)	(86,363)	(105,364)	(80,635)
Consolidation adjustments and other	(3,340)	(11,670)	(3,168)
Corporate interest expense	(17,145)	(13,126)	(11,223)

Reconciling items sub-total	(4,171)	9,137	9,743

Homebuilding consolidated profit before taxes	$897,838	$1,086,680	$821,143

(1)	The variances are due to contract land deposit impairments recorded at the corporate level and to the changes in operating activity year to year.

(2)	Increases are due to the adoption of SFAS 123R at January 1, 2006.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increases in the corporate capital allocation charge are due to the higher segment asset balances during the respective years due to the increases in operating activity year to year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2006	2005	2004
Homebuilding Mid Atlantic	$131,823	$101,794	$73,755
Homebuilding North East	19,533	15,904	11,518
Homebuilding Mid East	21,235	21,126	16,698
Homebuilding South East	12,317	10,423	8,798

Total	$184,908	$149,247	$110,769

(4)	The decrease in 2006 compared to 2005 is primarily attributable to lower management incentive compensation in 2006. The increase in 2005 compared to 2004 is primarily due to higher corporate personnel costs as a result of increased wages and management incentive compensation due to increased staffing levels to support our growth strategy.

Mortgage Banking Segment
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Loan closing volume:
Total principal	$3,918,206	$3,388,118	$2,716,630

Segment income:	$68,753	$57,739	$50,862

Capture rate:	$86%	87%	84%

Mortgage Banking Fees:
Net gain on sale of loans	$72,700	$62,279	$52,858
Title services	24,081	21,072	18,353
Servicing fees	1,107	1,253	1,008

	$97,888	$84,604	$72,219

     Loan closing volume for the year ended December 31, 2006 increased 16% from 2005. The 2006 increase was primarily attributable to a 7% increase in the average loan amount, and a year over year 8% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average settlement prices. The unit increase for the year ended December 31, 2006 reflects an increase in the number of settlements by the homebuilding segment offset slightly by a 1% decrease in the percentage of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”).
     Segment income for the year ended December 31, 2006 increased approximately $11,000 from 2005. The increase was primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and the product mix shift towards fixed rate mortgages. The increase to mortgage banking fees was net of an approximate $2,600 increase in costs during 2006 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan.
     Traditionally, fixed rate mortgages have been generally more profitable than adjustable rate mortgages. In the second half of 2005, with the change in interest rates, the rate differential between fixed rate and adjustable rate mortgages narrowed. As a result, we saw a shift to these more profitable products, which remained favorable throughout 2006. We expect this favorable mix to continue into 2007.
     The increase to segment income was net of an approximate $3,800 increase in general and administrative expense in 2006. This was partially attributable to an increase in salary expense related to a 6% increase in the average employee count during the year and an 18% increase in office costs related to an increase in the number of branch offices in 2006. The additional staffing and branch offices were added to accommodate the planned increase in builder settlement volume and to improve customer service. The increase in general and administrative expense in 2006 was also due to an approximate $2,800 increase to the loan loss reserve based on an anticipated increase in mortgage repurchases based on contractual obligations to investors to repurchase sold loans that go into default within a set period of time after the loan is sold.
     Loan closing volume for the year ended December 31, 2005 increased 25% from 2004. The 2005 increase is primarily attributable to a 15% increase in the average loan amount, and a year over year 9% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average selling prices. The unit increase for the year ended December 31, 2005 reflects an increase in the number of settlements by the homebuilding segment and a slight increase in the Capture Rate.

     Segment income for the year ended December 31, 2005 increased approximately $6,900 from 2004. The increase was primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume. This was net of an approximate $6,000 increase in general and administrative expense during 2005. The increase in general and administrative expense was primarily due to an increase in salaries and other personnel costs due to a 26% increase in the total number of NVRM employees in 2005 versus 2004. The additional staffing was to position NVRM for future growth and to increase capture rate.
Seasonality
     Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.
Effective Tax Rate
     Our consolidated effective tax rates were 39.0%, 39.0%, and 40.0% in 2006, 2005 and 2004, respectively. The lower effective tax rates in 2006 and 2005 is primarily due to the favorable tax impact of the new Internal Revenue Code Section 199 domestic manufacturing deduction established by the American Jobs Creation Act of 2004.
     In January 2007, the United States Congress began consideration of a bill that would amend Section 162(m) of the Internal Revenue Code. The bill may change the definition of “covered employee” as it pertains to distributions received from deferred compensation plans after separation of service. If this bill is passed in its current form and subsequently signed into law, we would be required to write-off approximately $27,000 of deferred tax assets recorded on our consolidated balance sheet at December 31, 2006. The write-off would occur in the period that the bill is passed. We can provide no assurance on the outcome of this matter — See Risk Factors in Item 1 A.
Recent Accounting Pronouncements Pending Adoption
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 will be effective for our fiscal year beginning January 1, 2007. We do not expect that the adoption of FIN 48 will have a material effect on our financial results.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing us the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB SFAS No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Because we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 will be effective for our fiscal year beginning January 1, 2008. We are currently reviewing the effect SFAS 157 will have on our financial statements upon adoption.

     In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for us January 1, 2008. We do not expect that the adoption of EITF 06-8 will have a material impact on our financial statements.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). During 2006, we increased the available borrowings under the Facility to $600,000 from $400,000. The Facility’s available borrowings are subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. The weighted-average interest rate for the amounts outstanding under the Facility was 5.9% in 2006. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $22,320 was outstanding at December 31, 2006. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount that we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2006 we were in compliance with all covenants under the Facility and there were no borrowing base limitations reducing the amount available to us for borrowings. At December 31, 2006, we had no direct borrowings outstanding under the Facility.
     NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $175,000. The Revolving Credit Agreement is used to fund NVRM’s mortgage origination activities, under which $153,552 was outstanding at December 31, 2006. As of December 31, 2006, there were no borrowing base limitations reducing the amount available to NVRM for borrowing. The Revolving Credit Agreement expires in August 2007. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Revolving Credit Agreement was 5.0% during 2006. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000.
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
     On June 17, 2003, we completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under the 1998 Shelf Registration. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The

Notes are general unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness and indebtedness under our working capital credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. We may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. Upon completion of the 2003 Notes offering, we had $55,000 remaining available for issuance under the 1998 Shelf Registration.
     On May 27, 2004, we filed a shelf registration statement (the “2004 Shelf Registration”) with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration and the 1998 Shelf Registration for general corporate purposes. This discussion of our shelf registration capacity does not constitute an offer of any securities for sale.
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the Securities and Exchange Act of 1934. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of the Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2006. For the year ended December 31, 2006, we repurchased approximately 481,000 shares of our common stock at an aggregate purchase price of $287,064.
Cash Flows
     As shown in the consolidated statement of cash flows for the year ended December 31, 2006, our operating activities provided cash of $682,963. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $60,000 due to a reduction in the number of homes under construction at the end of 2006 as compared to the same period in 2005. The presentation of operating cash flows was reduced by approximately $96,000, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional-paid-in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow.
     Net cash used for investing activities was $22,598 for the year ended December 31, 2006, primarily as a result of approximately $23,000 in property and equipment purchases throughout the period.
     Net cash used for financing activities was $281,772 for the year ended December 31, 2006. During the year ended December 31, 2006, we repurchased approximately 481,000 shares of our common stock at an aggregate purchase price of approximately $287,000 under our ongoing common stock repurchase program, discussed in the Equity Repurchases section above. We also reduced net borrowings under the working capital and mortgage warehouse facilities by approximately $107,000. The presentation of financing cash flows was favorably impacted by the realization of approximately $96,000 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     At December 31, 2006, the homebuilding segment had restricted cash of $3,464, which relates to customer deposits on certain home sales.

     We believe that cash generated from operations and borrowings available under our credit facilities and the public debt markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.
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
     We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we do not guarantee specific performance under these purchase agreements.
     At December 31, 2006, we controlled approximately 88,500 lots with an aggregate purchase price of approximately $9,000,000, by making or committing to make deposits of approximately $632,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate $9,000,000 contractual commitment resulting from our non-performance under the contracts is limited to the $498,000 deposit amount, plus the additional $134,000 deposits referred to below. Of the $632,000 deposit total, approximately $484,000 in cash and approximately $14,000 in letters of credit have been issued as of December 31, 2006 and subsequent to December 31, 2006, we will pay $134,000 in additional deposits assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). Please refer to Note 3 to the consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting under FIN 46R, Consolidation of Variable Interest Entities.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had $35,985 of contingent obligations under such agreements as of December 31, 2006 (inclusive of the $14,000 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to market through earnings. At December 31, 2006, there were contractual commitments to extend credit to borrowers aggregating approximately $175,000, and open forward delivery sale contracts aggregating approximately $338,000.

Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2006, were as follows:

	Payments due by period
		Less than	1—3	3—5	More than
	Total	1 year	years	years	5 years

Debt (a)	$388,552	$163,552	$20,000	$205,000	$—
Capital leases (b)	5,082	529	1,251	1,289	2,013
Operating leases (c)	114,127	27,695	37,184	19,165	30,083
Purchase obligations (d)	134,000	*	*	*	*
Executive officer employment contracts (e)	11,060	1,640	6,280	3,140	—
Other long-term liabilities (f)	42,787	37,920	4,867	—	—

Total	$695,608	$231,336	$69,582	$228,594	$32,096

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.

(c)	See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years. In addition to the $134,000 to be paid pursuant to the prior discussion, as of December 31, 2006, we had capitalized forfeitable deposits for fixed price purchase agreements with developers totaling approximately $484,000, and outstanding letters of credit of approximately $14,000.

(e)	We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries, with the exception of our Executive Chairman whose salary is included in the above table at $0 for 2007 and $1,500 thereafter. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheet, $2,742 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.

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
     Variable Interest Entities
     Revised Financial Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2006 balance sheet to be adequate (see Note 1 to the consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill, and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2006, and as of December 31, 2006, we believe that excess reorganization value, goodwill, and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill, and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and other outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2006 balance sheet (see Note 10 to the consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historic volatility of our common stock. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future option forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Further, although we believe that the compensation costs recognized during the year ended December 31, 2006 are representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values. See Notes 1 and 9 to the consolidated financial statements included herein for additional information on our adoption of SFAS 123R.
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
     Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are either sold through optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVRM also sells all of its mortgage servicing rights on a servicing released basis.
     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) LIBOR plus applicable margin as defined within the Facility. The weighted-average interest rate for the amounts outstanding under the Facility was 5.9% in 2006.
     NVRM generates operating liquidity primarily through the mortgage warehouse facility, which had a borrowing limit of $175,000 at December 31, 2006. The mortgage warehouse facility is used to fund its mortgage origination activities. The interest rate under the mortgage warehouse facility is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 5.0% during 2006.
     The following table represents the contractual balances of our on-balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2006. The expected maturity categories take into consideration the actual and anticipated amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings and repurchase facilities are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$178,360	—	—	—	—	—	$178,360	$178,119
Average interest rate	6.6%	—	—	—	—	—	6.6%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	$153,552	—	—	—	—	—	$153,552	$153,552
Average interest rate (a)	4.9%	—	—	—	—	—	4.9%

Other:
Forward trades of mortgage-backed securities (b)	$450	—	—	—	—	—	$450	$450
Forward loan commitments (b)	(125)	—	—	—	—	—	(125)	(125)

Homebuilding segment

Interest rate sensitive assets:
Interest-bearing deposits	$460,182	—	—	—	—	—	$460,182	$460,182
Average interest rate	5.0%	—	—	—	—	—	5.0%

Interest rate sensitive liabilities:
Fixed rate obligations (c)	$130	$245	$302	$200,353	$402	$1,648	$203,080	$198,400
Average interest rate	5.1%	5.1%	5.1%	5.2%	13.1%	13.3%	5.2%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to SFAS 133.

(c)	The $200,353 maturing in 2010 includes $200,000 for NVR’s 5% Senior Notes due June 2010.

Item 8.	Financial Statements and Supplementary Data.
     The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2007. Reference is also made regarding the executive officers of the registrant to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11.	Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2006 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Number of
securities
	Number of		remaining
	securities to		available for
	be issued	Weighted-	future issuance
	upon	average	under equity
	exercise of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	and	warrants	reflected in the
Plan category	rights	and rights	first column)
Equity compensation plans approved by security holders	751,555	$475.51	207,695
Equity compensation plans not approved by security holders	1,930,963	$231.42	198,926
Total	2,682,518	$299.81	406,621

     Equity compensation plans approved by our shareholders include the the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; and the 2005 Stock Option Plan. Equity compensation plans that have not been approved by our shareholders include the NVR, Inc. 1994 Management Equity Incentive Plan and the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Item 14.	Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:
1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 2 to Amendment No. 1 to Form 8-A filed on June 14, 2004 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.1 to Form 8-K filed on November 3, 2005 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

Exhibit
Number	Description

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.8*	NVR, Inc. 1994 Management Equity Incentive Plan. Filed as Exhibit to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.9*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.10*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.11*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.12*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

Exhibit
Number	Description

10.13*	NVR, Inc. Directors’ Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04989) filed May 31, 1996 and incorporated herein by reference.

10.14*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.15*	The NVR, Inc. 2005 Stock Option Plan. Filed as Exhibit 10.18 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.16*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed as Exhibit 10.19 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.17*	NVR, Inc. High Performance Compensation Plan dated as of January 1, 1996. Filed as Exhibit 10.30 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.18*	NVR, Inc. High Performance Compensation Plan No. 2 dated as of January 1, 1999. Filed as Exhibit 10.31 to NVR’s Annual Report filed on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.19*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.20	Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.21	Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.22	Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.23	Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.28 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

Exhibit
Number	Description

10.24	Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.25	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.26	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

10.27	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

10.28*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.29*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated December 21, 2006. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 22, 2006 and incorporated herein by reference.

10.30	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.31	Commitment and Acceptance dated March 27, 2006 increasing the commitment under its existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $45 million to an aggregate commitment of $445 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed March 30, 2006 and incorporated herein by reference.

10.32	Commitment and Acceptance dated August 16, 2006 increasing the commitment under its existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $155 million to an aggregate commitment of $600 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 17, 2006 and incorporated herein by reference.

10.33*	Summary of 2007 Named Executive Officer annual incentive compensation plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

Exhibit
Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
By:	/s/ Paul C. Saville
Paul C. Saville
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwight C. Schar	Executive Chairman	February 21, 2007
Dwight C. Schar

/s/ C. Scott Bartlett, Jr.	Director	February 21, 2007
C. Scott Bartlett, Jr.

/s/ Robert C. Butler	Director	February 21, 2007
Robert C. Butler

/s/ Timothy M. Donahue	Director	February 21, 2007
Timothy M. Donahue

/s/ Manuel H. Johnson	Director	February 21, 2007
Manuel H. Johnson

/s/ William A. Moran	Director	February 21, 2007
William A. Moran

/s/ David A. Preiser	Director	February 21, 2007
David A. Preiser

/s/ George E. Slye	Director	February 21, 2007
George E. Slye

/s/ John M. Toups	Director	February 21, 2007
John M. Toups

/s/ Paul C. Saville	Principal Executive Officer	February 21, 2007
Paul C. Saville

/s/ Dennis M. Seremet	Principal Financial Officer	February 21, 2007
Dennis M. Seremet

/s/ Robert W. Henley	Principal Accounting Officer	February 21, 2007
Robert W. Henley

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in notes 1 and 9 to the consolidated financial statements, NVR, Inc. and subsidiaries adopted the provisions of SFAS 123(R), “Share-Based Payment,” effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NVR, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 21, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NVR, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that NVR, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NVR, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 21, 2007 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 21, 2007

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS

Homebuilding:
Cash and cash equivalents	$551,738	$170,090
Receivables	12,213	40,562
Inventory:
Lots and housing units, covered under sales agreements with customers	667,100	723,657
Unsold lots and housing units	58,248	60,419
Manufacturing materials and other	8,268	9,899

	733,616	793,975

Assets not owned, consolidated per FIN 46R	276,419	275,306
Property, plant and equipment, net	40,430	31,096
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	250	375
Contract land deposits, net	402,170	517,241
Deferred tax assets, net	169,901	97,511
Other assets	37,567	45,340

	2,277,570	2,024,762

Mortgage Banking:
Cash and cash equivalents	4,381	7,436
Mortgage loans held for sale, net	178,444	193,932
Property and equipment, net	1,168	1,003
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	4,898	3,189

	196,238	212,907

Total assets	$2,473,808	$2,237,669

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$273,936	$262,086
Accrued expenses and other liabilities	225,178	276,702
Liabilities related to assets not owned, consolidated per FIN 46R	244,805	215,284
Obligations under incentive plans	40,045	60,555
Customer deposits	165,354	256,837
Other term debt	3,080	3,325
Senior notes	200,000	200,000
Notes payable	—	103,000

	1,152,398	1,377,789

Mortgage Banking:
Accounts payable and other liabilities	15,784	25,902
Notes payable	153,552	156,816

	169,336	182,718

Total liabilities	1,321,734	1,560,507

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both December 31, 2006 and 2005	206	206
Additional paid-in-capital	585,438	473,886
Deferred compensation trust- 547,911 and 547,697 shares of NVR, Inc. common stock as of December 31, 2006 and 2005, respectively	(80,491)	(76,303)
Deferred compensation liability	80,491	76,303
Retained earnings	3,196,040	2,608,628
Less treasury stock at cost — 15,075,113 and 14,964,482 shares as of December 31, 2006 and 2005, respectively	(2,629,610)	(2,405,558)

Total shareholders’ equity	1,152,074	677,162

Total liabilities and shareholders’ equity	$2,473,808	$2,237,669

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Homebuilding:
Revenues	$6,036,236	$5,177,743	$4,247,503
Other income	13,609	6,301	2,655
Cost of sales	(4,701,265)	(3,738,030)	(3,156,286)
Selling, general and administrative	(432,319)	(345,525)	(260,795)

Operating income	916,261	1,100,489	833,077
Interest expense	(18,423)	(13,809)	(11,934)

Homebuilding income	897,838	1,086,680	821,143

Mortgage Banking:
Mortgage banking fees	97,888	84,604	72,219
Interest income	7,704	5,014	4,249
Other income	1,334	1,435	1,075
General and administrative	(38,988)	(31,555)	(25,593)
Interest expense	(2,805)	(1,759)	(1,088)

Mortgage banking income	65,133	57,739	50,862

Income before taxes	962,971	1,144,419	872,005
Income tax expense	(375,559)	(446,860)	(348,801)

Net income	$587,412	$697,559	$523,204

Basic earnings per share	$104.08	$110.36	$80.83

Diluted earnings per share	$88.05	$89.61	$66.42

Basic weighted average shares outstanding	5,644	6,321	6,473

Diluted weighted average shares outstanding	6,672	7,784	7,877

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total

Balance, December 31, 2003	$206	$335,346	$1,387,865	$(1,228,549)	$(64,725)	$64,725	$494,868

Net income	—	—	523,204	—	—	—	523,204
Deferred compensation activity	—	—	—	12,490	(11,641)	11,641	12,490
Purchase of common stock for treasury	—	—	—	(307,603)	—	—	(307,603)
Performance share activity	—	79	—	—	—	—	79
Tax benefit from stock options exercised and deferred compensation distributions	—	92,661	—	—	—	—	92,661
Stock option activity	—	19,296	—	—	—	—	19,296
Treasury stock issued upon option exercise	—	(40,677)	—	40,677	—	—	—

Balance, December 31, 2004	206	406,705	1,911,069	(1,482,985)	(76,366)	76,366	834,995

Net income	—	—	697,559	—	—	—	697,559
Deferred compensation activity	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(962,609)	—	—	(962,609)
Tax benefit from stock options exercised and deferred compensation distributions	—	94,460	—	—	—	—	94,460
Stock option activity	—	12,757	—	—	—	—	12,757
Treasury stock issued upon option exercise	—	(40,036)	—	40,036	—	—	—

Balance, December 31, 2005	206	473,886	2,608,628	(2,405,558)	(76,303)	76,303	677,162

Net income	—	—	587,412	—	—	—	587,412
Deferred compensation activity	—	—	—	—	441	(441)	—
Purchase of common stock for treasury	—	—	—	(287,064)	(4,629)	4,629	(287,064)
Stock-based compensation	—	58,134	—	—	—	—	58,134
Tax benefit from stock options exercised and deferred compensation distributions	—	95,979	—	—	—	—	95,979
Stock option activity	—	20,451	—	—	—	—	20,451
Treasury stock issued upon option exercise	—	(63,012)	—	63,012	—	—	—

Balance, December 31, 2006	$206	$585,438	$3,196,040	$(2,629,610)	$(80,491)	$80,491	$1,152,074

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net income	$587,412	$697,559	$523,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,158	10,690	8,858
Excess income tax benefit from exercise of stock options	(95,979)	—	—
Stock option compensation expense	58,134	—	—
Contract land deposit impairments	173,819	12,609	7,271
Gain on sales of loans	(72,700)	(62,279)	(52,858)
Gain (loss) on sale of fixed assets	8	(595)	—
Deferred tax (benefit) expense	(74,539)	(24,374)	1,249
Mortgage loans closed	(2,595,158)	(2,186,723)	(1,961,867)
Proceeds from sales of mortgage loans	2,658,879	2,176,475	1,962,184
Principal payments on mortgage loans held for sale	22,079	17,089	12,534
Net change in assets and liabilities:
Decrease (increase) in inventories	60,359	(201,622)	(64,767)
Increase in contract land deposits	(31,000)	(198,211)	(119,951)
Decrease (increase) in receivables	28,013	(26,578)	(2,524)
(Decrease) increase in accounts payable, accrued expenses and customer deposits	(38,518)	327,932	163,690
(Decrease) increase in obligations under incentive plans	(20,510)	2,781	2,300
Other, net	8,506	(11,981)	(2,861)

Net cash provided by operating activities	682,963	532,772	476,462

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,431)	(18,670)	(9,761)
Proceeds from sales of mortgage servicing rights	—	—	25
Proceeds from the sale of property, plant and equipment	833	4,038	783
Acquisition, net of cash acquired	—	(7,465)	—

Net cash used by investing activities	(22,598)	(22,097)	(8,953)

Cash flows from financing activities:
Purchase of treasury stock	(287,064)	(962,609)	(307,603)
Purchase of NVR common stock for deferred compensation plan	(4,629)	—	—
Net (repayments) borrowings under notes payable and credit lines	(106,509)	249,338	(44,056)
Excess income tax benefit from exercise of stock options	95,979	—	—
Exercise of stock options	20,451	12,757	19,296

Net cash used by financing activities	(281,772)	(700,514)	(332,363)

Net increase (decrease) in cash and cash equivalents	378,593	(189,839)	135,146
Cash and cash equivalents, beginning of year	177,526	367,365	232,219

Cash and cash equivalents, end of year	$556,119	$177,526	$367,365

Supplemental disclosures of cash flow information:
Interest paid during the year	$21,000	$13,634	$12,490

Income taxes paid during the year, net of refunds	$430,773	$294,325	$275,563

Supplemental disclosures of non-cash activities:
Change in net assets not owned, consolidated per FIN 46R	$(28,408)	$33,666	$25,620

Tax benefit from stock-based compensation activity	$95,979	$94,460	$92,661

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
     Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding segment had restricted cash of $3,464 at December 31, 2006, and $5,135 at December 31, 2005, which relate to customer deposits for certain home sales.
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
     During the years ended December 31, 2006, 2005 and 2004, the Company incurred pre-tax charges of approximately $174,000, $12,600 and $7,300, respectively, related to the impairment of contract land deposits. These impairment charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of a $59,636 and $31,919 impairment valuation allowance at December 31, 2006, and 2005, respectively. The impairment valuation allowance in the 2005 consolidated balance sheet and consolidated statement of cash flows has been reclassified to conform to the 2006 presentation.

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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by the Company’s General Counsel and other outside counsel retained to handle specific product liability cases.
     Intangible Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill, indefinite life intangibles, and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”), which are no longer subject to amortization, to be tested for impairment on an annual basis. The Company completed the annual assessment of impairment and determined that there is no impairment of goodwill, indefinite life intangibles, or excess reorganization value in the years ended December 31, 2006, 2005 and 2004.
     Mortgage Loans Held for Sale, Derivatives and Hedging Activities
     NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. Those loan products include previously non-traditional loan products, such as interest-only loans, adjustable interest rate loans, negative amortization loans and loans with relatively high loan-to-value (“LTV”) ratios, with up to a one hundred percent LTV. NVR sells all of the loans it originates into the secondary market typically within 30 days from origination. All of the loans that the Company originates, including non-traditional loan products, are underwritten to the standards and specifications of the ultimate investor. In addition, a substantial number of these previously nontraditional loans are underwritten and funded at closing directly by the ultimate investor. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of these non-traditional products, except in certain limited instances where first payment early default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting.
     Mortgage loans held for sale are closed at fair value, and thereafter are carried at the lower of cost or market.
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to market through earnings. NVR does not engage in speculative or trading derivative activities. At December 31, 2006, there were contractual commitments to extend credit to borrowers aggregating approximately $175,000, and open forward delivery sale contracts aggregating approximately $338,000.
     Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Weighted average number of shares outstanding used to calculate basic EPS	5,644,068	6,320,852	6,472,607

Dilutive securities:
Stock options	1,027,503	1,463,530	1,404,262

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,671,571	7,784,382	7,876,869

     Options issued under equity benefit plans to purchase 149,978, 4,250, and 37,827 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the 368,740 options outstanding under the 2005 Stock Option Plan, 9,055 options outstanding under the 1998 Directors’ Long-Term Stock Option Plan, 14,423 options outstanding under the 1998 Management Long-Term Stock Option Plan, and 45,660 options outstanding under the 2000 Broadly-Based Stock Option Plan are considered performance-based compensation, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target has not been achieved as of December 31, 2006, pursuant to the requirements of SFAS 128, Earnings Per Share.
     Revenues-Homebuilding Operations
     NVR builds single-family detached homes, townhomes and condominium buildings, which generally are produced on a pre-sold basis for the ultimate customer. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues are recognized at the time the unit is settled and title passes to the customer, adequate cash payment has been received and there is no continued involvement. In situations where the buyer’s financing is originated by NVRM and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS No. 66, the profit on such settlement is deferred until the sale of the related loan to a third-party investor has been completed.

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
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2006 and 2005 was $195,320 and $196,340, respectively. The estimated fair value is based on a quoted market price. The carrying value was $200,000 at December 31, 2006 and 2005.
     Stock-Based Compensation
     On January 1, 2006 (the “Effective Date”), the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation (see Note 9). Prior to fiscal year 2006 and the adoption of SFAS 123R, NVR followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.
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
     Because NVR adopted SFAS 123R using the modified prospective basis, the prior periods have not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for years ended December 31, 2005 and 2004:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004
Net income, as reported	$697,559	$523,204
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(31,893)	(23,411)

Pro forma net income	$665,666	$499,793

Earnings per share:
Basic—as reported	$110.36	$80.83

Basic—pro forma	$105.31	$77.22

Diluted—as reported	$89.61	$66.42

Diluted—pro forma	$86.67	$64.44

     Comprehensive Income
     For the years ended December 31, 2006, 2005 and 2004, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
     Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning January 1, 2007. The Company does not expect that the adoption of FIN 48 will have a material effect on its financial results.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements upon adoption.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB SFAS No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Because the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106,

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic service costs and credits. SFAS 158 is effective for the Company effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. The adoption of SFAS 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     On November 29, 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for the Company effective January 1, 2008. The Company does not expect that the adoption of EITF 06-8 will have a material impact on its financial statements.
2.	Segment Information, Nature of Operations, and Certain Concentrations
     NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four tradenames: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty-one metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Michigan and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 52% of its 2006 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.
     NVR’s mortgage banking segment is a regional mortgage banking operation. Substantially all of the mortgage banking segment’s loan closing activity is for NVR’s homebuilding customers. NVR’s mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, and title fees. A substantial portion of the Company’s mortgage operations is conducted in the Washington, D.C. and

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Baltimore, MD metropolitan areas.
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
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, interest income, interest expense, depreciation and amortization, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Homebuilding Mid Atlantic	$3,825,960	$3,235,053	$2,623,308
Homebuilding North East	657,338	533,662	466,206
Homebuilding Mid East	965,626	944,070	793,976
Homebuilding South East	587,312	464,958	364,013
Mortgage Banking	97,888	84,604	72,219

Total Consolidated Revenues	$6,134,124	$5,262,347	$4,319,722

	Year Ended December 31,
	2006	2005	2004
Profit:
Homebuilding Mid Atlantic	$687,904	$863,210	$623,040
Homebuilding North East	64,246	66,944	64,130
Homebuilding Mid East	69,911	95,190	87,272
Homebuilding South East	79,948	52,199	36,958
Mortgage Banking	68,753	57,739	50,862

Total Segment Profit	970,762	1,135,282	862,262

Contract land deposit impairments	(27,717)	(9,950)	(6,000)
Stock compensation expense	(58,134)	—	—
Corporate capital allocation	184,908	149,247	110,769
Unallocated corporate overhead	(86,363)	(105,364)	(80,635)
Consolidation adjustments and other	(3,340)	(11,670)	(3,168)
Corporate interest expense	(17,145)	(13,126)	(11,223)

Reconciling items sub-total	(7,791)	9,137	9,743

Consolidated Income before Taxes	$962,971	$1,144,419	$872,005

	Year Ended December 31,
	2006	2005	2004
Assets:
Homebuilding Mid Atlantic	$873,260	$1,045,229	$720,554
Homebuilding North East	117,192	148,563	107,707
Homebuilding Mid East	137,113	147,249	129,783
Homebuilding South East	115,937	90,820	69,974
Mortgage Banking	188,891	205,560	147,652

Total Segment Assets	1,432,393	1,637,421	1,175,670

Assets not owned, consolidated per Fin 46R	276,419	275,306	89,924
Cash	551,738	170,090	362,458
Deferred taxes	169,901	97,511	73,191
Intangible assets	60,863	60,988	55,306
Consolidation adjustments and other	(17,506)	(3,647)	(551)

Reconciling items sub-total	1,041,415	600,248	580,328

Consolidated Assets	$2,473,808	$2,237,669	$1,755,998

	Year Ended December 31,
	2006	2005	2004
Interest Income
Mortgage Banking	$7,704	$5,014	$4,249

Total Segment Interest Income	7,704	5,014	4,249
Other unallocated interest income	2,639	2,471	1,151

Consolidated Interest Income	$10,343	$7,485	$5,400

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Interest Expense
Homebuilding Mid Atlantic	$132,394	$102,256	$74,293
Homebuilding North East	19,605	15,925	11,518
Homebuilding Mid East	21,863	21,312	16,865
Homebuilding South East	12,324	10,437	8,804
Mortgage Banking	2,805	1,759	1,088

Total Segment Interest Expense	188,991	151,689	112,568
Corporate capital allocation	(184,908)	(149,247)	(110,769)
Senior note and other interest	17,145	13,126	11,223

Consolidated Interest Expense	$21,228	$15,568	$13,022

	Year Ended December 31,
	2006	2005	2004
Depreciation and Amortization:
Homebuilding Mid Atlantic	$7,410	$4,795	$4,051
Homebuilding North East	1,300	700	729
Homebuilding Mid East	2,192	2,117	1,832
Homebuilding South East	1,027	999	876
Mortgage Banking	436	553	467

Total Segment Depreciation and Amortization	12,365	9,164	7,955
Unallocated corporate	1,793	1,526	903

Consolidated Depreciation and Amortization	$14,158	$10,690	$8,858

	Year Ended December 31,
	2006	2005	2004
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$13,355	$10,938	$4,768
Homebuilding North East	2,545	1,719	836
Homebuilding Mid East	3,483	2,065	2,412
Homebuilding South East	2,311	808	1,144
Mortgage Banking	612	448	513

Total Segment Expenditures for Property and Equipment	22,306	15,978	9,673
Unallocated corporate	1,125	2,692	88

Consolidated Expenditures for Property and Equipment	$23,431	$18,670	$9,761

3.	Consolidation of Variable Interest Entities
     Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2006, the Company controlled approximately 88,500 lots with deposits in cash and letters of credit totaling approximately $484,000 and $14,000, respectively. As of December 31, 2005, the Company controlled approximately 105,000 lots with deposits in cash and letters of credit totaling approximately $600,000 and $17,000, respectively.
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
     At December 31, 2006, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $14,000, which controlled approximately 800 lots. At December 31, 2005, NVR had an aggregate investment in thirteen separate LLC’s totaling approximately $15,000, which controlled approximately 1,000 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the years ended December 31, 2006, 2005 and 2004, NVR reduced cost of sales by approximately $280, $287, and $369, respectively, which represented NVR’s share of the earnings of the LLC’s.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2006, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2006 was the inclusion on the balance sheet of $276,419 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $244,805 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $23,000 and liabilities of approximately $18,000 estimated for four development entities created after December 31, 2003 that did not provide financial statements.
     At December 31, 2005, under FIN 46R, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of thirty-five of those development entities with which the agreements and arrangements were held. As a result, at December 31, 2005, NVR had consolidated such development entities in the accompanying consolidated balance sheet. Of the thirty-five development entities, ten entities refused to provide financial statements, and NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2005 was the inclusion on the balance sheet of $275,306 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $215,284 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $39,000 and liabilities of approximately $34,000 for ten development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2006:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$551,738	$—	$—	$551,738
Receivables	12,213	—	—	12,213
Homebuilding inventory	733,616	—	—	733,616
Property, plant and equipment, net	40,430	—	—	40,430
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,936	—	—	11,936
Contract land deposits	424,792	—	(22,622)	402,170
Other assets	216,460	—	(8,992)	207,468

	2,032,765	—	(31,614)	2,001,151

Mortgage banking assets:	196,238	—	—	196,238

FIN 46R Entities:
Land under development	—	271,197	—	271,197
Other assets	—	5,222	—	5,222

	—	276,419	—	276,419

Total assets	$2,229,003	$276,419	$(31,614)	$2,473,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$539,159	$—	$—	$539,159
Customer deposits	165,354	—	—	165,354
Other term debt	3,080	—	—	3,080
Senior notes	200,000	—	—	200,000

	907,593	—	—	907,593

Mortgage banking liabilities:	169,336	—	—	169,336

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	13,926	—	13,926
Debt	—	163,974	—	163,974
Contract land deposits	—	46,723	(22,622)	24,101
Advances from NVR, Inc.	—	8,029	(8,029)	—
Minority interest	—	—	42,804	42,804

	—	232,652	12,153	244,805

Equity	1,152,074	43,767	(43,767)	1,152,074

Total liabilities and shareholders’ equity	$2,229,003	$276,419	$(31,614)	$2,473,808

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2005:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$170,090	$—	$—	$170,090
Receivables	40,562	—	—	40,562
Homebuilding inventory	793,975	—	—	793,975
Property, plant and equipment, net	31,096	—	—	31,096
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	12,061	—	—	12,061
Contract land deposits	567,611	—	(50,370)	517,241
Other assets	152,503	—	(9,652)	142,851

	1,809,478	—	(60,022)	1,749,456

Mortgage banking assets:	212,907	—	—	212,907

FIN 46R Entities:
Land under development	—	260,676	—	260,676
Other assets	—	14,630	—	14,630

	—	275,306	—	275,306

Total assets	$2,022,385	$275,306	$(60,022)	$2,237,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$599,343	$—	$—	$599,343
Customer deposits	256,837	—	—	256,837
Other term debt	3,325	—	—	3,325
Senior notes	200,000	—	—	200,000
Notes Payable	103,000	—	—	103,000

	1,162,505	—	—	1,162,505

Mortgage banking liabilities:	182,718	—	—	182,718

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	7,880	(53)	7,827
Debt	—	153,337	—	153,337
Contract land deposits	—	50,370	(50,370)	—
Advances from NVR, Inc.	—	8,891	(8,891)	—
Minority interest	—	—	54,120	54,120

	—	220,478	(5,194)	215,284

Equity	677,162	54,828	(54,828)	677,162

Total liabilities and shareholders’ equity	$2,022,385	$275,306	$(60,022)	$2,237,669

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At December 31, 2006 NVR has been unable to obtain the information necessary to perform the accounting required to consolidate eight separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $9,328 to these eight separate development entities, with a total aggregate purchase price for the finished lots of approximately $80,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these eight development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the years ended December 31, 2006, 2005 and 2004. Aggregate activity with respect to the eight development entities is included in the following table:

	December 31,
	2006	2005	2004
Finished lots purchased — dollars	$15,697	$5,114	$3,303
Finished lots purchased — units	109	58	50

4.	Related Party Transactions
     During 2006, 2005, and 2004, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by a member of the NVR Board of Directors (the “Board”). These transactions were approved by a majority of the independent members of the Board. Purchases from Elm Street Development totaled approximately $50,000, $29,000, and $8,200 during 2006, 2005 and 2004, respectively. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2006 over the next three years for an aggregate purchase price of approximately $85,000.

5.	Property, Plant and Equipment, net

	December 31,
	2006	2005
Homebuilding:
Office facilities and other	$14,592	$11,416
Model home furniture and fixtures	32,731	23,385
Manufacturing facilities	24,889	21,944
Property under capital leases	4,005	4,005

	76,217	60,750
Less: accumulated depreciation	(35,787)	(29,654)

	$40,430	$31,096

Mortgage Banking:
Office facilities and other	$3,843	$3,382
Less: accumulated depreciation	(2,675)	(2,379)

	$1,168	$1,003

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

6.	Debt

	December 31,
	2006	2005
Homebuilding:
Working capital revolving credit (a)	$—	$103,000

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$3,080	$3,325

Senior notes (c)	$200,000	$200,000

Mortgage Banking:
Mortgage warehouse revolving credit (d)	$153,552	$156,816

(a) The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”). During 2006, the Company increased the available borrowings under the Facility to $600,000 from $400,000. The Facility’s available borrowings are subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $22,320 and $26,412 were outstanding at December 31, 2006 and 2005, respectively. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus Applicable Margin as defined within the Facility. The weighted-average interest rate for the amounts outstanding under the Facility was 5.9% during both 2006 and 2005. At December 31, 2006, there were no borrowing base limitations reducing the amount available to the Company for borrowings.
     The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which the Company would be able to pay in dividends each year. The Company is also subject to borrowing base restrictions if the Company’s senior debt rating falls below investment grade. At December 31, 2006 NVR was in compliance with all covenants under the Facility.
(b) The capital lease obligations have fixed interest rates ranging from 5.1% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $1,424 and $1,655 at December 31, 2006 and 2005, respectively.
     The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2006:

Years ending December 31,
2007	$529
2008	614
2009	637
2010	645
2011	645
Thereafter	2,013

5,083
Amount representing interest	(2,003)

$3,080

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
     On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under the 1998 Shelf Registration. The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under NVR’s existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. The Company may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. The indenture governing the Notes has, among other items, limitations on the incurrence of secured debt, restrictions on sale and leaseback transactions, and conditions related to mergers and/or the sale of assets. Upon completion of the 2003 Notes offering, we had $55,000 remaining available for issuance under the 1998 Shelf Registration.
     On May 27, 2004, NVR filed a shelf registration statement with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants (the “2004 Shelf Registration”). The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration for general corporate purposes. As of December 31, 2006, no amounts have been issued under the 2004 Shelf Registration. This discussion of the 2004 Shelf Registration and the 1998 Shelf Registration does not constitute an offer of any securities for sale.
(d) The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $175,000 at December 31, 2006. The Revolving Credit Agreement is used to fund its mortgage origination activities. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 5.0% and 4.4% during 2006 and 2005, respectively. The average interest rate for amounts outstanding at December 31, 2006 was 4.8%. Mortgage loans collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is annually renewable and currently expires in August 2007.
     The Mortgage Warehouse Revolving Credit agreement includes, among other items, covenants restricting NVRM from incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. As of December 31, 2006, there were no borrowing base limitations reducing the amount available to NVRM for borrowing. The Company was in compliance with all covenants under the Mortgage Warehouse Revolving Credit agreement at December 31, 2006.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Maturities with respect to all notes payable, revolving and repurchase credit facilities, other term debt, and the Notes as of December 31, 2006 are as follows:

Years ending December 31,
2007	$153,682
2008	245
2009	302
2010	200,353
2011	402
Thereafter	1,648

Total	$356,632

     The $153,682 maturing in 2007 includes $153,552 of borrowings under the Mortgage Warehouse Revolving Credit facility. The $200,353 maturing during 2010 includes $200,000 of Senior Notes maturing in June 2010.
7.	Common Stock
     There were 5,517,527 and 5,628,158 common shares outstanding at December 31, 2006 and 2005, respectively. As of December 31, 2006, NVR had reacquired a total of approximately 19,971,000 shares of NVR common stock at an aggregate cost of approximately $2,912,000 since December 31, 1993. The Company repurchased 481,141; 1,269,050 and 674,694 shares at an aggregate purchase price of approximately $287,064, $962,609, and $307,603 during 2006, 2005 and 2004, respectively.
     There have been approximately 4,886,000 common shares reissued from the treasury in satisfaction of employee benefit obligations and stock option exercises. Since 1999, the Company issues shares from the treasury for all stock option exercises. The Company issued 370,510, 318,199 and 464,520 such shares during 2006, 2005 and 2004, respectively.
8.	Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Current:
Federal	$373,866	$386,712	$288,069
State	74,691	81,288	61,503
Deferred:
Federal	(61,294)	(17,669)	(632)
State	(11,704)	(3,471)	(139)

	$375,559	$446,860	$348,801

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$95,979	$94,460	$92,661

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2006	2005
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$105,350	$52,384
Deferred compensation	32,331	30,916
Stock option expense	18,194	—
Uniform capitalization	11,307	12,377
Other	8,426	5,665

Total deferred tax assets	175,608	101,342
Less: deferred tax liabilities	3,049	3,322

Net deferred tax position	$172,559	$98,020

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes. In January 2007, the United States Congress began consideration of a bill that would amend Section 162(m) of the Internal Revenue Code. The bill may change the definition of “covered employee” as it pertains to distributions received from deferred compensation plans after separation of service. If this bill is passed in its current form and subsequently signed into law, the Company would be required to write-off approximately $27,000 of deferred tax assets recorded on its consolidated balance sheet at December 31, 2006. The write-off would occur in the period that the bill is passed. The Company can provide no assurance on the outcome of this matter.
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $839,375 and $879,708 for the years ended December 31, 2006 and 2005.
     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Income taxes computed at the Federal statutory rate	$337,040	$400,547	$305,202
State income taxes, net of Federal income tax benefit	43,491	53,501	42,521
Other, net	(4,972)	(7,188)	1,078

	$375,559	$446,860	$348,801

     The Company’s effective tax rate in 2006, 2005 and 2004 was 39.0%, 39.0% and 40.0%, respectively. The lower effective tax rates in 2006 and 2005 is primarily due to the favorable tax impact of the new Internal Revenue Code Section 199 domestic manufacturing deduction established by the American Jobs Creation Act of 2004.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
9.	Stock Option, Profit Sharing and Deferred Compensation Plans
Stock Option Plans
     NVR’s stock option plans provide for the granting of stock options to certain key employees and Board members of the Company to purchase shares of common stock. The exercise price of options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of 6 to 9 years, depending upon the plan from which the shares were granted. For options granted prior to May 2005, vesting was predicated solely on continued employment over a long-term vesting schedule (“service-only” options). For options granted in May 2005 and thereafter, option vesting is contingent first on the Company achieving an aggregate four-year diluted earnings per share target, and if that target is met, then on continued employment over a five year period subsequent to the conclusion of the performance period (“performance condition” options). At December 31, 2006, there is an aggregate of 2,682,518 options outstanding, and an additional 406,621 options available to grant, under existing stock option plans.
     The following is a summary description of each of the Company’s stock option plans for any plan with options outstanding at December 31, 2006:
•	Under the 1994 Management Incentive Plan (the “1994 Incentive Plan”), executive officers and other employees of the Company were eligible to receive stock options (the “1994 NVR Share Options”) and performance shares (the “1994 Performance Shares”). There were 48,195 1994 NVR Share Options and 1,124,929 1994 Performance Shares authorized for grant under the 1994 Incentive Plan. All 1994 NVR Share Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The 1994 NVR Share Options expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 1999. All 1,124,929 1994 Performance Shares had been granted to employees and were vested as of December 31, 1999.

•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 non-qualified stock options (“Options”) authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2000, or later depending on the date of grant, with vesting contingent upon continued employment.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 non-qualified stock options (“Options”) authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted. Options granted under the 1998 Option Plan prior to 2003 vest annually in one-third increments beginning on December 31, 2003, or later depending on the date of grant, with vesting contingent upon continued employment. Options granted after 2002 generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant, with vesting contingent upon continued employment. Additionally, all Options granted after July 2005 are subject to a performance target based on growth in earnings per share as discussed in further detail in the 2005 Stock

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Option Plan below.
•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 options (“Options”) to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002 or December 31, 2006 (or later), as determined by the date of grant. Options granted after June 2005 are subject to a performance target based on growth in earnings per share as discussed in further detail in the 2005 Stock Option Plan below. If the performance target is satisfied, these Options will become exercisable as to twenty-five percent of the underlying shares on each of December 31, 2010, 2011, 2012 and 2013, respectively, based on continued service by the director.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (The “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There are 2,000,000 non-qualified stock options (“Options”) authorized under the 2000 Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant, with vesting contingent upon continued employment. Additionally, all Options granted after July 2005 are subject to a performance target based on growth in earnings per share as discussed in further detail in the 2005 Stock Option Plan below.

•	During 2005, the Company’s shareholders approved the Board of Directors’ adoption of the 2005 Stock Option Plan (The “2005 Plan”). There are 500,000 non-qualified stock options (“Options”) authorized under the 2005 Plan. All Options under the Plan will be granted at the fair market value underlying the Shares at the date of grant and are subject to two vesting conditions. The first vesting condition requires that the Company satisfy a performance target based on growth in earnings per share (“EPS Target”) as of December 31, 2008. The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. All Options granted will be cancelled if the EPS Target is not met. Secondly, if the EPS Target is met, Options will vest in 25% annual increments beginning December 31, 2010, or later, depending on the date of grant and based on continued employment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The following table provides additional information relative to NVR’s stock option plans:

	Year Ended December 31, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	3,085,019	$265.05
Granted	63,038	651.11
Exercised	370,510	55.20
Forfeited or expired	95,029	358.20

Outstanding at end of period	2,682,518	$299.81	5.18	$925,978

Exercisable at end of period	703,879	$149.55	3.76	$348,737

     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The fair value of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	2006	2005	2004
Estimated option life	8.72 years	8.82 years	10 years
Risk free interest rate (range)	4.46% — 5.24%	3.84%	4.68%
Expected volatility (range)	32.01% — 34.00%	34.15%	39.06%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$331.73	$370.03	$289.81
     Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award as if the award was, in substance, multiple awards (graded vesting attribution method). Of the 2,682,518 options outstanding at December 31, 2006, 2,244,640 vest solely based on a service condition, and 437,878 vest based on a combined performance and service condition. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The effect of adopting SFAS 123R on the year ended December 31, 2006 is as follows:

December 31, 2006
Total pre-tax stock-based compensation	$58,134
Total stock-based compensation, net of tax	37,982
Effect on basic earnings per share	6.73
Effect on diluted earnings per share	5.69
     As of December 31, 2006, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $232,000, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 4.85 years.
     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2006, 2005 and 2004, options to purchase shares of the Company’s common stock of 370,510, 318,199 and 464,520 were exercised. Information with respect to the exercised options is as follows:

	2006	2005	2004
Aggregate exercise proceeds	$20,451	$16,726	$19,296
Aggregate intrinsic value on exercise dates	$241,693	$232,725	$228,622
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.
Profit Sharing Plans
     NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors (the “Board”). The combined plan contribution for the years ended December 31, 2006, 2005 and 2004 was $13,535, $15,370 and $12,488, respectively. The ESOP purchased approximately 18,000 shares of NVR common stock in the open market for each of the 2006 and 2005 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2006, all shares held by the ESOP have been allocated to participants’ accounts. The 2006 plan year contribution was funded and fully allocated to participants in February 2007.
Deferred Compensation Plans
     The Company has two deferred compensation plans (“Deferred Comp Plan”). The specific purpose of the Deferred Comp Plan is to i) establish a vehicle whereby named executive officers may defer the receipt of salary and bonus that otherwise would be nondeductible for company tax purposes into a period where the Company would realize a tax deduction for the amounts paid, and ii) to enable certain of our employees who are subject to the Company’s stock holding requirements to acquire shares of our common stock on a pre-tax basis in order to more quickly meet, and maintain compliance with those stock holding requirements. Amounts deferred into the Deferred Comp Plan are invested in NVR common stock, held in a rabbi trust account, and are paid out in a fixed number of shares upon expiration of the deferral period.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The rabbi trust account held 547,911 and 547,697 shares of NVR common stock as of December 31, 2006 and 2005, respectively. During 2006, 6,326 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were 6,540 shares of NVR common stock contributed to the rabbi trust in 2006. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2006, 2005 and 2004.
10.	Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2006 are as follows:

Years ended December 31,
2007	$27,695
2008	20,898
2009	16,286
2010	11,494
2011	7,671
Thereafter	30,083

$114,127

     Total rent expense incurred under operating leases was approximately $49,506, $39,033 and $30,223 for the years ended December 31, 2006, 2005 and 2004, respectively.
     NVR is not in the land development business. The Company purchases finished lots under fixed price purchase agreements, which require deposits, which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five year business plan. At December 31, 2006, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $134,000.
     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $36,000 (including $22,320 for letters of credit as described in Note 6(a) herein) of contingent obligations under such agreements as of December 31, 2006. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
     The following table reflects the changes in the Company’s warranty reserve for the following (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Warranty reserve, beginning of year	$60,112	$42,319	$35,324
Provision	57,222	62,598	38,178
Payments	(47,159)	(44,805)	(31,183)

Warranty reserve, end of year	$70,175	$60,112	$42,319

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
     During January 2005, NVR acquired substantially all of the assets of Marc Homebuilders, Inc. (“Marc”), a homebuilder in Columbia, South Carolina for $7,600 in cash. Marc settled approximately 230 homes during 2004 under the Rymarc trade name, generating approximately $27,000 in revenue. The Company has recorded in the consolidated balance sheet certain indefinite and definite life intangible assets in an amount equal to the excess of the purchase price over the fair value of the net assets acquired. In 2005, certain post-closing performance benchmarks were met and an additional payment of $1,500 was paid to Marc and was recorded as an increase to goodwill at December 31, 2005.
12.	Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$1,183,742	$1,722,797	$1,528,964	$1,600,733
Gross profit — homebuilding operations	$322,703	$418,614	$290,293	$303,361
Mortgage banking fees	$20,913	$26,131	$24,447	$26,397
Net income	$132,560	$190,352	$129,333	$135,167
Diluted earnings per share	$19.48	$28.08	$19.63	$20.86
Contracts for sale, net of cancellations (units)	3,633	4,204	2,378	3,002
Settlements (units)	2,986	4,297	3,854	4,002
Backlog, end of period (units)	8,957	8,864	7,388	6,388
Loans closed	$736,782	$1,123,461	$986,677	$1,071,286

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