Form 10-Q
period 2007-03-31
NVR INC
filed 2007-05-04
CIK 906163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2007 there were 5,606,714 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$555,317	$551,738
Receivables	12,179	12,213
Inventory:
Lots and housing units, covered under sales agreements with customers	741,543	667,100
Unsold lots and housing units	53,712	58,248
Manufacturing materials and other	7,105	8,268

	802,360	733,616

Assets not owned, consolidated per FIN 46R	279,736	276,419
Property, plant and equipment, net	37,526	40,430
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	219	250
Contract land deposits, net	387,490	402,170
Other assets	222,270	207,468

	2,350,363	2,277,570

Mortgage Banking:
Cash and cash equivalents	1,925	4,381
Mortgage loans held for sale, net	101,548	178,444
Property and equipment, net	1,083	1,168
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	5,681	4,898

	117,584	196,238

Total assets	$2,467,947	$2,473,808

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$235,180	$273,936
Accrued expenses and other liabilities	220,888	225,178
Liabilities related to assets not owned, consolidated per FIN 46R	252,509	244,805
Obligations under incentive plans	18,660	40,045
Customer deposits	190,721	165,354
Other term debt	3,018	3,080
Senior notes	200,000	200,000

	1,120,976	1,152,398

Mortgage Banking:
Accounts payable and other liabilities	12,781	15,784
Notes payable	79,062	153,552

	91,843	169,336

Total liabilities	1,212,819	1,321,734

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both March 31, 2007 and December 31, 2006	206	206
Additional paid-in-capital	640,443	585,438
Deferred compensation trust – 516,217 and 547,911 shares as of March 31, 2007 and December 31, 2006, respectively, of NVR, Inc. common stock	(75,656)	(80,491)
Deferred compensation liability	75,656	80,491
Retained earnings	3,280,861	3,196,040
Less treasury stock at cost – 14,920,656 and 15,075,113 shares at March 31, 2007 and December 31, 2006, respectively	(2,666,382)	(2,629,610)

Total shareholders’ equity	1,255,128	1,152,074

Total liabilities and shareholders’ equity	$2,467,947	$2,473,808

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Homebuilding:
Revenues	$1,075,110	$1,183,742
Other income	6,965	2,376
Cost of sales	(853,410)	(861,039)
Selling, general and administrative	(97,406)	(114,006)

Operating income	131,259	211,073
Interest expense	(3,322)	(5,527)

Homebuilding income	127,937	205,546

Mortgage Banking:
Mortgage banking fees	18,079	20,913
Interest income	1,307	1,459
Other income	184	231
General and administrative	(9,323)	(9,168)
Interest expense	(152)	(954)

Mortgage banking income	10,095	12,481

Income before taxes	138,032	218,027

Income tax expense	(53,211)	(85,467)

Net income	$84,821	$132,560

Basic earnings per share	$14.98	$23.69

Diluted earnings per share	$12.96	$19.48

Basic average shares outstanding	5,663	5,596

Diluted average shares outstanding	6,545	6,805

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$84,821	$132,560
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,337	3,011
Stock option compensation expense	14,323	13,560
Excess income tax benefit from exercise of stock options	(40,423)	(60,494)
Contract land deposit impairments	12,251	7,226
Mortgage loans closed	(474,003)	(476,798)
Proceeds from sales of mortgage loans	560,693	551,910
Principal payments on mortgage loans held for sale	3,555	2,331
Gain on sale of loans	(13,360)	(15,792)
Net change in assets and liabilities:
Increase in inventories	(68,744)	(228,335)
Decrease in receivables	1,877	28,971
Decrease (Increase) in contract land deposits	6,635	(11,888)
Increase in accounts payable, customer deposits and accrued expenses	17,234	47,466
Decrease in obligations under incentive plans	(21,385)	(37,008)
Other, net	(15,247)	(9,104)

Net cash provided (used) by operating activities	72,564	(52,384)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,597)	(4,847)
Other, net	798	88

Net cash used in investing activities	(799)	(4,759)

Cash flows from financing activities:
Net (repayments) borrowings under notes payable and other term debt	(74,552)	33,513
Purchase of treasury stock	(86,351)	(120,817)
Excess income tax benefit from exercise of stock options	40,423	60,494
Proceeds from exercise of stock options	49,838	10,935

Net cash used by financing activities	(70,642)	(15,875)

Net increase (decrease) in cash and cash equivalents	1,123	(73,018)
Cash and cash equivalents, beginning of the period	556,119	177,526

Cash and cash equivalents, end of period	$557,242	$104,508

Supplemental disclosures of cash flow information:
Interest paid during the period	$736	$3,397

Income taxes paid, net of refunds	$6,857	$81,662

Supplemental disclosures of non-cash activities:
Change in net assets not owned, consolidated per FIN 46	$(4,387)	$1,537

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Prior year segment reporting amounts have been reclassified to conform to 2007 presentation.
2. Consolidation of Variable Interest Entities
     Revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2007, the Company controlled approximately 85,400 lots with deposits in cash and letters of credit totaling approximately $476,000 and $12,000, respectively.

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
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. NVR is not a borrower, guarantor or obligor on any of the LLC’s debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At March 31, 2007, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $14,000, which controlled approximately 750 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the three months ended March 31, 2007 and March 31, 2006, NVR adjusted cost of sales by approximately $223 and $(110), respectively, which represented NVR’s share of the earnings (losses) of the LLC’s.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-nine of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2007, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at March 31, 2007 was the inclusion on the balance sheet of $279,736 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $252,509 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $34,000 and liabilities of approximately $29,000 estimated for six development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at March 31, 2007:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$555,317	$—	$—	$555,317
Receivables	12,179	—	—	12,179
Homebuilding inventory	802,360	—	—	802,360
Property, plant and equipment, net	37,526	—	—	37,526
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,905	—	—	11,905
Contract land deposits, net	405,906	—	(18,416)	387,490
Other assets	231,081	—	(8,811)	222,270

	2,097,854	—	(27,227)	2,070,627

Mortgage banking assets:	117,584	—	—	117,584

FIN 46R Entities:
Land under development	—	273,463	—	273,463
Other assets	—	6,273	—	6,273

	—	279,736	—	279,736

Total assets	$2,215,438	$279,736	$(27,227)	$2,467,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$474,728	$—	$—	$474,728
Customer deposits	190,721	—	—	190,721
Other term debt	3,018	—	—	3,018
Senior notes	200,000	—	—	200,000

	868,467	—	—	868,467

Mortgage banking liabilities:	91,843	—	—	91,843

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	16,727	—	16,727
Debt	—	165,548	—	165,548
Contract land deposits	—	45,384	(45,384)	—
Advances from NVR, Inc.	—	7,802	(7,802)	—
Minority interest	—	—	70,234	70,234

	—	235,461	17,048	252,509

Equity	1,255,128	44,275	(44,275)	1,255,128

Total liabilities and shareholders’ equity	$2,215,438	$279,736	$(27,227)	$2,467,947

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At March 31, 2007, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate eight separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $9,300 to these eight separate development entities, with a total aggregate purchase price for the finished lots of approximately $80,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. Because NVR does not have any ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these eight development entities, the consolidation of such entities would have no impact on NVR’s net income or earnings per share for the three months ended March 31, 2007. Aggregate activity with respect to the eight development entities is included in the following table:

	Three Months Ended March 31,
	2007	2006
Finished lots purchased — dollars	$4,197	$2,056
Finished lots purchased — units	23	24
3. Contract Land Deposits
     During the three month periods ended March 31, 2007 and 2006, the Company incurred pre-tax charges of approximately $12,000 and $7,000, respectively, related to the impairment of contract land deposits due to deteriorating market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales on the accompanying condensed, consolidated statements of income. The contract land deposit asset is shown net of $70,577 and $59,636 impairment valuation allowance at March 31, 2007 and December 31, 2006, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the three months ended March 31, 2007 and 2006:

	2007	2006
Basic weighted average number of shares outstanding	5,663,000	5,596,000
Shares issuable upon exercise of dilutive options	882,000	1,209,000

Diluted average number of shares outstanding	6,545,000	6,805,000

     The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Options to purchase 53,739 and 57,177 shares of common stock were outstanding during the quarters ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 412,096 and 403,025 performance-based options were outstanding at quarter end March 31, 2007 and 2006, respectively, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of SFAS 128, Earnings Per Share.
5. Excess Reorganization Value, Goodwill and Other Intangibles
     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2007 and determined that there was no impairment of either goodwill or excess reorganization value.
6. Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.
     The Company’s adoption of FIN 48 on January 1, 2007 did not require a cumulative adjustment to retained earnings to comply with the recognition provisions of FIN 48. As of January 1, 2007, the Company has approximately $34,200 of unrecognized tax benefits, all of which would decrease income tax expense if recognized. The Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company has accrued approximately $7,600 of interest expense. In accordance with the Company’s accounting policy, penalties are not accrued unless the position doesn’t meet the minimum statutory requirements, but if incurred, would be recorded as a component of income tax expense. The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files in various state and local jurisdictions, with varying statutes of limitation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2006	$206	$585,438	$3,196,040	$(2,629,610)	$(80,491)	$80,491	$1,152,074

Net income	—	—	84,821	—	—	—	84,821
Deferred compensation activity	—	—	—	—	4,835	(4,835)	—
Purchase of common stock for treasury	—	—	—	(86,351)	—	—	(86,351)
Stock-based compensation	—	14,323	—	—	—	—	14,323
Stock option activity	—	49,838	—	—	—	—	49,838
Tax benefit from stock-based compensation activity	—	40,423	—	—	—	—	40,423
Treasury shares issued upon option exercise	—	(49,579)	—	49,579	—	—	—

Balance, March 31, 2007	$206	$640,443	$3,280,861	$(2,666,382)	$(75,656)	$75,656	$1,255,128

     The Company repurchased approximately 126,000 shares of its common stock during the three months ended March 31, 2007. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 280,000 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2007.
8. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2007 and 2006:

	2007	2006
Warranty reserve, beginning of period	$70,175	$60,112
Provision	8,240	10,285
Payments	(10,087)	(8,831)

Warranty reserve, end of period	$68,328	$61,566

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Segment Disclosures
     Consistent with the principles and objectives of SFAS 131, Disclosure about Segments of an Enterprise and Related Information, the following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland, and Delaware
Homebuilding North East - New Jersey and eastern Pennsylvania
Homebuilding Mid East - Kentucky, Michigan, New York, Ohio, and western Pennsylvania
Homebuilding South East - North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it determines that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2007	2006
Revenues:
Homebuilding Mid Atlantic	$688,784	$784,408
Homebuilding North East	88,623	119,671
Homebuilding Mid East	155,128	166,814
Homebuilding South East	142,575	112,849
Mortgage Banking	18,079	20,913

Consolidated revenues	$1,093,189	$1,204,655

	Three Months Ended March 31,
	2007	2006
Profit:
Homebuilding Mid Atlantic	$103,369	$187,507
Homebuilding North East	3,425	9,777
Homebuilding Mid East	14,012	6,856
Homebuilding South East	22,727	14,434
Mortgage Banking	10,980	13,342

Segment profit	154,513	231,916

Contract land deposit impairments	(10,940)	(6,880)
Stock option expense	(14,323)	(13,559)
Corporate capital allocation	35,463	41,587
Unallocated corporate overhead	(25,983)	(34,484)
Consolidation adjustments and other	2,437	4,764
Corporate interest expense	(3,135)	(5,317)

Reconciling items sub-total	(16,481)	(13,889)

Consolidated income before taxes	$138,032	$218,027

	March 31,
	2007	2006
Assets:
Homebuilding Mid Atlantic	$901,233	$1,202,660
Homebuilding North East	134,228	168,138
Homebuilding Mid East	157,388	203,909
Homebuilding South East	125,983	112,094
Mortgage Banking	110,237	138,335

Segment assets	1,429,069	1,825,136

Assets not owned, consolidated per Fin 46R	279,736	274,179
Cash	555,317	101,979
Deferred taxes	174,131	101,729
Intangible assets	60,832	60,957
Land reserve	(70,577)	(32,769)
Consolidation adjustments and other	39,439	(16,277)

Reconciling items sub-total	1,038,878	489,798

Consolidated assets	$2,467,947	$2,314,934

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
10. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial statements upon adoption.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB SFAS No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 became effective for all separately recognized servicing assets and liabilities as of the beginning of the current fiscal year. Because the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     On November 29, 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that want to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for the Company beginning on January 1, 2008. The Company does not expect that the adoption of EITF 06-8 will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets, mortgage financing availability and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three Months Ended March 31, 2007 and 2006
Overview
Our Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To more fully serve our homebuilding customers, we also operate a mortgage banking and title services business. Our homebuilding reportable segments consist of the following markets:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, Michigan, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
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

     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2007, we controlled approximately 85,400 lots with deposits in cash and letters of credit totaling approximately $476,000 and $12,000, respectively, and an additional 750 lots through joint venture limited liability corporations.
Current Overview of the Business Environment
     The current home sales environment remains challenging, still characterized by relatively higher levels of existing and new homes available for sale, low homebuyer confidence and a more restrictive mortgage lending environment resulting from recent changes in the secondary mortgage markets related to sub-prime mortgage programs. The current market conditions continue to exert a depressed effect on selling prices, and in response, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders increased 8% quarter over quarter, however, market conditions, particularly in the Mid Atlantic market, slowed noticeably as the quarter progressed. We experienced a reduction in homebuyer traffic at our communities quarter over quarter, which we believe to be attributable to the deterioration in the overall market conditions. Our cancellation rate for the first quarter of 2007 was 16% as compared to 17% during the same period in 2006 and 20% in the fourth quarter of 2006, however, they remain above our historical averages. The cancellation rate was highest in our Washington market at approximately 22%, but improved from 26% in the first quarter of 2006 and 34% and 39% in the fourth and third quarters of 2006, respectively.
     For the quarter ended March 31, 2007, consolidated revenues decreased approximately 9% from the same period in 2006. Additionally, net income and diluted earnings per share in the current quarter decreased 36% and 33%, respectively, as compared to the first quarter of 2006. Gross profit margins within our homebuilding business declined to 20.6% in the first quarter of 2007 as compared to 27.3% in the first quarter of 2006. Gross profit margins have been negatively impacted by the pricing pressures created by market conditions, which began to erode in the second half of 2005 and as mentioned above, continued to be challenging through the first quarter of 2007. Based on the current uncertainty in the market, we expect gross profit margins to continue to be negatively impacted in future periods.
     The Company is actively involved in implementing strategic steps to address this challenging homebuilding market. We continue to work with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit, as demonstrated by our actions in 2006. During the quarter ended March 31, 2007, we recorded a contract land deposit impairment charge of approximately $12,000 as compared to $7,000 in the first quarter of 2006. We are also aggressively working with our vendors to reduce material and labor costs incurred in the construction process. In response to continuing pricing pressures and customer affordability issues, we are also providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded options as standard options. This provides homebuyers with greater affordability and the option to upgrade only those features important to each particular buyer. We are also taking steps to reduce our exposure to sub-prime loans which represented approximately 7% of our mortgage dollar volume in the current quarter. In addition, we made staffing reductions in 2006 to size our organization to meet sales activity levels expected for 2007. In 2007, we will continue to assess our staffing levels and organizational structure as conditions warrant.

Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended
	March 31,
	2007	2006
Revenues	$1,075,110	$1,183,742
Cost of sales	$853,410	$861,039
Gross profit margin percentage	20.6%	27.3%
Selling, general and administrative	$97,406	$114,006
Settlements (units)	2,700	2,986
Average settlement price	$397.6	$395.9
New Orders (units)	3,917	3,633
Average new order price	$372.3	$387.6
Backlog (units)	7,605	8,957
Average backlog price	$397.0	$435.6
Consolidated Homebuilding — Three Months Ended March 31, 2007 and 2006
     Homebuilding revenues decreased 9% for the first quarter of 2007 from the same period in 2006 as a result of a 10% decrease in the number of units settled, offset partially by a slight increase in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 23% lower at the start of the first quarter of 2007 as compared to the beginning of 2006, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were primarily impacted by a shift in the product type settled from our single family attached product to our single family detached product which is generally higher priced.
     Gross profit margins in the first quarter of 2007 declined as compared to the first quarter of 2006 primarily as a result of the increased pressure on selling prices, resulting in higher selling incentives required to generate sales, and to a lesser extent, were negatively impacted by higher lot and certain commodity costs, excluding lumber. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions, discussed above.
     New orders for the first quarter of 2007 increased by 8% from the first quarter of 2006, with the largest increases occurring in our Mid Atlantic and Mid East segments, which increased 18% and 11%, respectively. Despite these quarter over quarter increases, in the Mid Atlantic segment, we experienced a noticeable slowdown in market conditions as the first quarter of 2007 progressed. In addition, new orders in the North East and South East segments were down 8% and 12%, respectively. We expect new orders to be negatively impacted in future quarters as the market remains challenging. Affordability issues continue to impact many of our markets, which may be further impacted by the deterioration of the sub-prime mortgage market. We have experienced reduced homebuyer traffic at our communities in the first quarter of 2007 as compared to the same period in 2006.
     Selling, general and administrative (“SG&A”) expenses for the first quarter decreased by approximately $16,600, and as a percentage of revenue decreased to 9.1% from 9.6% in the first quarter of 2006. The decrease in SG&A expenses is primarily attributable to a $15,200 decrease in personnel costs as staffing levels were reduced to meet current and expected levels of sales activity.

     Backlog units and dollars were 7,605 and $3,018,921, respectively, at March 31, 2007 compared to backlog units and dollars of 8,957 and $3,901,354, respectively, at March 31, 2006. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 23% lower at the start of the first quarter of 2007 as compared to the beginning of 2006, offset partially by an 8% increase in new orders and 10% decrease in homes settled in the first quarter of 2007 as compared to the same period in 2006. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 9% decrease in the average price of homes in ending backlog, resulting from a 7% decrease in the average selling price for new orders over the six month period ended March 31, 2007 as compared to the same period in 2006.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer. The following table summarizes certain homebuilding operating activity by segment for the three months ended March 31, 2007 and 2006:

	2007	2006
Mid Atlantic:
Revenues	$688,784	$784,408
Settlements (units)	1,352	1,575
Average settlement price	$509.2	$497.7
New orders (units)	1,921	1,634
Average new order price	$464.4	$519.1
Backlog (units)	4,234	5,033
Average backlog price	$480.7	$547.5
Gross margin	$162,033	$255,223
Gross profit margin percentage	23.5%	32.5%
Segment profit	$103,369	$187,507

North East:
Revenues	$88,623	$119,671
Settlements (units)	249	302
Average settlement price	$355.9	$396.3
New orders (units)	417	451
Average new order price	$340.2	$357.3
Backlog (units)	708	933
Average backlog price	$349.3	$384.5
Gross margin	$14,252	$22,711
Gross profit margin percentage	16.1%	19.0%
Segment profit	$3,425	$9,777

Mid East:
Revenues	$155,128	$166,814
Settlements (units)	572	612
Average settlement price	$269.1	$270.8
New orders (units)	1,030	928
Average new order price	$256.9	$266.8
Backlog (units)	1,732	1,917
Average backlog price	$262.9	$270.3
Gross margin	$30,601	$27,618
Gross profit margin percentage	19.7%	16.6%
Segment profit	$14,012	$6,856

South East:
Revenues	$142,575	$112,849
Settlements (units)	527	497
Average settlement price	$270.5	$227.0
New orders (units)	549	620
Average new order price	$290.8	$244.1
Backlog (units)	931	1,074
Average backlog price	$301.9	$250.7
Gross margin	$34,124	$24,550
Gross profit margin percentage	23.9%	21.8%
Segment profit	$22,727	$14,434

Mid Atlantic
Three Months Ended March 31, 2007 and 2006
     The Mid Atlantic segment had an approximate $84,000 reduction in segment profit quarter over quarter. Revenues decreased 12% for the three months ended March 31, 2007 from the prior year quarter due primarily to a 14% decrease in the number of units settled. The decrease in units settled is attributable to a 26% lower backlog unit balance entering the first quarter of 2007 compared to the same period in 2006, offset partially by a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to 23.5% in 2007 from 32.5% in 2006. Gross profit margins were negatively impacted by the increased pressure on selling prices, resulting in higher selling incentives required to generate sales, and to a lesser extent, by higher lot and certain commodity costs, excluding lumber.
     New orders for the first quarter of 2007 increased 18% from the same period in 2006. Despite the overall increase in new orders in this segment, the markets in the Mid Atlantic segment remain competitive and we experienced a noticeable slowdown in market conditions as the quarter progressed. We expect that these markets will continue to be negatively impacted by affordability issues, a tougher lending environment resulting from the sub-prime mortgage market deterioration and higher levels of new and existing home inventory for sale as discussed above. The segment’s overall average sales price of new orders decreased 11% from the first quarter of 2006, with the Washington D.C. sub-market declining 16%.
North East
Three Months Ended March 31, 2007 and 2006
     The North East segment had an approximate $6,000 decrease in segment profit quarter over quarter. Revenues decreased approximately 26% as a result of an 18% decrease in the number of units settled and a 10% decline in the average settlement price. The decrease in units settled is attributable to a 31% lower backlog unit balance entering the first quarter of 2007 compared to the same period in 2006, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were down primarily as a result of selling price pressures in prior quarters, which were reflected in the average price of homes in our backlog balance at the beginning of the first quarter of 2007 being 11% lower than the same period in 2006. Gross profit margins decreased to 16.1% in 2007 from 19.0% in 2006 from the lower average settlement prices in 2007. New orders for the first quarter of 2007 decreased 8% from the same period in 2006, as a result of an increase in the cancellation rate to 15% in the first quarter of 2007 from 10% in the first quarter of 2006 and as a result of the competitive sales environment within each of our markets in the North East segment.

Mid East
Three Months Ended March 31, 2007 and 2006
     The Mid East segment had an approximate $7,000 increase in segment profit quarter over quarter. Revenues decreased 7% due to a 7% decrease in the number of units settled. The decrease in the settlements is primarily attributable to a 20% lower backlog unit balance entering the first quarter of 2007 compared to the same period in 2006. Gross profit margins increased to 19.7% in the first quarter of 2007 from 16.6% in the same period of 2006 as a result of increased efforts to control operating costs, including personnel and material costs. New orders for the first quarter of 2007 increased 11% from the same period in 2006, while the average price for new orders declined 4% quarter over quarter. The increase in new orders was attributable to a decrease in the segments cancellation rate to 10% in the first quarter of 2007 from 14% in the first quarter of 2006 and to reducing prices to meet market demand by introducing smaller product offerings and product offerings with fewer available options.
South East
Three Months Ended March 31, 2007 and 2006
     The South East segment has not been as severely impacted by the recent adverse economic conditions within the homebuilding industry as our other reporting segments, although the markets in this segment are beginning to show signs of the overall slowdown being experienced in our other reporting segments. The South East segment had an approximate $8,000 increase in segment profit quarter over quarter. Revenues increased 26% for the three months ended March 31, 2007 from the prior year quarter due to a 6% increase in the number of units settled and a 19% increase in the average settlement price. The increase in units settled is attributable to a higher backlog turnover rate quarter over quarter. The increase in the average settlement price is primarily attributable to a 20% higher average price of homes in the beginning of the period backlog quarter over quarter as a result of a product shift away from our single family attached product to our single family detached product which is generally higher priced. Gross profit margins increased to 23.9% in 2007 from 21.8% in 2006 due to the higher average settlement prices experienced in the current quarter. New orders during the first quarter of 2007 were 12% lower than the first quarter of 2006, however the average new order price was 19% higher during the same respective periods. The decrease in new orders is primarily attributable to lower sales absorption on a flat average number of active communities quarter over quarter.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments and external corporate interest. Our overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs of which are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense is primarily comprised of interest charges on our outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2007	2006
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$162,033	$255,223
Homebuilding North East	14,252	22,711
Homebuilding Mid East	30,601	27,618
Homebuilding South East	34,124	24,550
Consolidation adjustments and other (1)	(19,310)	(7,399)

Segment gross profit	$221,700	$322,703

Homebuilding Consolidated Income Before Tax:
Homebuilding Mid Atlantic	$103,369	$187,507
Homebuilding North East	3,425	9,777
Homebuilding Mid East	14,012	6,856
Homebuilding South East	22,727	14,434
Reconciling items:
Contract land deposit impairments	(10,940)	(6,880)
Stock option expense	(13,438)	(12,698)
Corporate capital allocation (2)	35,463	41,587
Unallocated corporate overhead	(25,983)	(34,484)
Consolidation adjustments and other	2,437	4,764
Corporate interest expense	(3,135)	(5,317)

Reconciling items sub-total	(15,596)	(13,028)

Homebuilding consolidated profit before taxes	$127,937	$205,546

(1)	Increase is due to unallocated contract land deposit impairments and other primarily activity driven consolidation adjustments.

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increases in the corporate capital allocation charge are due to the higher segment asset balances during the respective periods due to the increases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2007	2006
Homebuilding Mid Atlantic	$25,044	$30,122
Homebuilding North East	3,539	4,249
Homebuilding Mid East	3,828	4,675
Homebuilding South East	3,052	2,541

Total	$35,463	$41,587

Mortgage Banking Segment
Three Months Ended March 31, 2007 and 2006
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2007	2006
Loan closing volume:
Total principal	$715,039	$736,782

Percent sub-prime	7%	6%

Loan volume mix:
Adjustable rate mortgages	27%	36%

Fixed-rate mortgages	73%	64%

Operating profit:
Segment profit	$10,980	$13,342
Stock option expense	(885)	(861)

Mortgage income before tax	$10,095	$12,481

Mortgage banking fees:
Net gain on sale of loans	$13,360	$15,792
Title services	4,545	4,882
Servicing	174	239

	$18,079	$20,913

     Loan closing volume for the three months ended March 31, 2007 decreased 3% over the same period for 2006. The 2007 decrease is primarily attributable to an 8% decrease in the number of units closed, partially offset by a 6% increase in the average loan amount. The unit decrease reflects a decrease in the number of homes that we settled in the first quarter of 2007. The unit decrease was partially offset by a 3 percentage point increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which increased to 86% compared to 83% for the first quarter of 2006. The increase in the average loan amount reflects Capture Rate gains quarter over quarter in our higher priced Mid Atlantic homebuilding segment.
     Segment income for the three months ended March 31, 2007 decreased approximately $2,400 from the same period for 2006. The decrease is primarily due to a decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume and a decrease in fees received per loan. Mortgage banking fees were favorably impacted quarter over quarter by a $1,400 reduction in costs associated with contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan. General and administrative expenses remained materially constant quarter over quarter, as a comparative $1,200 reduction in salaries and other personnel costs due to a 23% reduction in staffing was primarily offset by a $1,000 increase in charges due to repurchased sold loans that went into early payment default within a set period of time after the loan was sold.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the first quarter of 2007, our operating activities provided cash of approximately $73,000. Cash was provided by our homebuilding operations, the sale of mortgage loans and by an approximate $17,000 increase in accounts payable and accrued expenses. Cash was used to fund the increase in homebuilding inventory of approximately $69,000 as a result of an increase in units under construction at March 31, 2007 as compared to December 31, 2006. The presentation of operating cash flows was also reduced by $40,423, which is the amount of the excess tax benefit realized from the exercise of stock options during the quarter and credited directly to additional paid in capital.

     Net cash used for investing activities was approximately $800 for the period ended March 31, 2007, which primarily resulted from property and equipment purchases throughout the period.
     Net cash used for financing activities was approximately $71,000 for the period ended March 31, 2007. During the first quarter of 2007, we repurchased approximately 126,000 shares of our common stock at an aggregate purchase price of $86,351 under our ongoing common stock repurchase program, discussed below. We also reduced borrowings under the mortgage warehouse facility by approximately $75,000 based on current borrowing needs. Stock option exercise activity during the 2007 quarter provided approximately $50,000 in exercise proceeds, and a realized excess income tax benefit of $40,423, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $19,585 was outstanding at March 31, 2007. There were no direct borrowings outstanding under the Facility as of March 31, 2007. At March 31, 2007, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2007. We believe that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $79,062 outstanding under this facility at March 31, 2007. At March 31, 2007, borrowing base limitations reduced the amount available to us for borrowings to approximately $100,400.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the first quarter of 2007. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
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

Critical Accounting Policies
     General
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that management believes to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
     Variable Interest Entities
     Revised Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2007 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2007, and as of March 31, 2007, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2007 balance sheet (see note 8 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

     Stock Option Expense
     SFAS 123R, Share-Based Payment, requires us to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method).
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future option forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Further, although we believe that the compensation costs recognized during the quarter ended March 31, 2007 are representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the three months ended March 31, 2007. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Item 1A. Risk Factors
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
Because almost all of our customers require mortgage financing, the availability of suitable mortgage financing could impair the affordability of our homes, lower demand for our products, and limit our ability to fully deliver our backlog.
     Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers homes from obtaining mortgages they need to complete that purchase, both of which could result in our potential customers inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended March 31, 2007. On June 23, 2006 (“June Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The June Authorization does not have an expiration date. We repurchased the following shares of our common stock during the first quarter of 2007:

Maximum Number
(or Approximate
Dollar Value) of
		Average	Total Number of Shares	Shares that May
	Total Number	Price	Purchased as Part of	Yet Be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
January 1-31, 2007	—	—	—	—
February 1-28, 2007	—	—	—	—
March 1-31, 2007	126,000	$685.32	126,000	$47,403
Total	126,000	$685.32	126,000	$47,403
     On April 4, 2007 (“April Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The April Authorization does not have an expiration date.
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

May 4, 2007	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	36

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37