Form 10-Q
period 2007-06-30
NVR INC
filed 2007-07-31
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
As of July 26, 2007 there were 5,442,384 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) and the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	38

	Signature	39

	Exhibit Index	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$571,522	$551,738
Receivables	13,474	12,213
Inventory:
Lots and housing units, covered under sales agreements with customers	830,964	667,100
Unsold lots and housing units	46,839	58,248
Manufacturing materials and other	8,759	8,268

	886,562	733,616

Contract land deposits, net	327,015	402,170
Assets not owned, consolidated per FIN 46R	199,246	276,419
Property, plant and equipment, net	35,798	40,430
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	163	250
Other assets	240,305	207,468

	2,327,351	2,277,570

Mortgage Banking:
Cash and cash equivalents	2,560	4,381
Mortgage loans held for sale, net	158,882	178,444
Property and equipment, net	987	1,168
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	6,154	4,898

	175,930	196,238

Total assets	$2,503,281	$2,473,808

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$272,688	$273,936
Accrued expenses and other liabilities	200,273	225,178
Liabilities related to assets not owned, consolidated per FIN 46R	172,054	244,805
Obligations under incentive plans	30,585	40,045
Customer deposits	195,165	165,354
Other term debt	2,954	3,080
Senior notes	200,000	200,000

	1,073,719	1,152,398

Mortgage Banking:
Accounts payable and other liabilities	13,818	15,784
Note payable	136,124	153,552

	149,942	169,336

Total liabilities	1,223,661	1,321,734

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both June 30, 2007 and December 31, 2006	206	206
Additional paid-in-capital	676,003	585,438
Deferred compensation trust – 516,004 and 547,911 shares of NVR, Inc. common stock as of June 30, 2007 and December 31, 2006, respectively	(75,599)	(80,491)
Deferred compensation liability	75,599	80,491
Retained earnings	3,371,608	3,196,040
Less treasury stock at cost – 14,984,212 and 15,075,113 shares at June 30, 2007 and December 31, 2006, respectively	(2,768,197)	(2,629,610)

Total shareholders’ equity	1,279,620	1,152,074

Total liabilities and shareholders’ equity	$2,503,281	$2,473,808

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homebuilding:
Revenues	$1,297,140	$1,722,797	$2,372,250	$2,906,539
Other income	5,251	2,634	12,216	5,010
Cost of sales	(1,061,937)	(1,304,183)	(1,915,347)	(2,165,222)
Selling, general and administrative	(101,198)	(119,551)	(198,604)	(233,557)

Operating income	139,256	301,697	270,515	512,770
Interest expense	(3,298)	(6,105)	(6,620)	(11,632)

Homebuilding income	135,958	295,592	263,895	501,138

Mortgage Banking:
Mortgage banking fees	19,528	26,131	37,607	47,044
Interest income	1,030	1,791	2,337	3,250
Other income	276	383	460	614
General and administrative	(8,954)	(9,852)	(18,277)	(19,020)
Interest expense	(161)	(967)	(313)	(1,921)

Mortgage banking income	11,719	17,486	21,814	29,967

Income before taxes	147,677	313,078	285,709	531,105

Income tax expense	(56,930)	(122,726)	(110,141)	(208,193)

Net income	$90,747	$190,352	$175,568	$322,912

Basic earnings per share	$16.19	$33.27	$31.16	$57.06

Diluted earnings per share	$14.14	$28.08	$27.11	$47.54

Basic average shares outstanding	5,606	5,722	5,634	5,659

Diluted average shares outstanding	6,420	6,779	6,477	6,792

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$175,568	$322,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,632	6,322
Contract land deposit impairments and write-offs	67,239	32,932
Stock option compensation expense	28,509	27,156
Excess income tax benefit from exercise of stock options	(66,659)	(79,162)
Mortgage loans closed	(1,076,375)	(1,238,425)
Proceeds from sales of mortgage loans	1,118,579	1,261,263
Principal payments on mortgage loans held for sale	4,745	5,642
Gain on sale of loans	(27,402)	(34,802)
Net change in assets and liabilities:
Increase in inventories	(152,946)	(224,054)
(Increase) decrease in receivables	(63)	21,499
Decrease (increase) in contract land deposits	12,383	(38,103)
Increase in accounts payable, customer deposits and accrued expenses	65,591	125,262
Decrease in obligations under incentive plans	(9,460)	(26,266)
Other, net	(33,474)	(35,346)

Net cash provided by operating activities	114,867	126,830

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,078)	(9,952)
Other, net	1,259	340

Net cash used in investing activities	(2,819)	(9,612)

Cash flows from financing activities:
Net repayments under notes payable and other term debt	(17,554)	(91,753)
Purchase of treasury stock	(209,613)	(120,817)
Excess income tax benefit from exercise of stock options	66,659	79,162
Proceeds from exercise of stock options	66,423	14,632

Net cash used by financing activities	(94,085)	(118,776)

Net increase (decrease) in cash and cash equivalents	17,963	(1,558)
Cash and cash equivalents, beginning of the period	556,119	177,526

Cash and cash equivalents, end of period	$574,082	$175,968

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,356	$13,344

Income taxes paid, net of refunds	$66,497	$170,141

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(4,422)	$(945)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and six-month periods ended June 30, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements. Prior year segment reporting amounts have been reclassified to conform to 2007 presentation.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2007, the Company controlled approximately 84,600 lots with deposits in cash and letters of credit totaling approximately $450,000 and $11,000, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The Company believes that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities with which NVR enters fixed price purchase agreements.
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. NVR is not a borrower, guarantor or obligor on any of the LLCs’ debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At June 30, 2007, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $13,000, which controlled approximately 700 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the six months ended June 30, 2007 and 2006, NVR adjusted cost of sales by approximately $270 and $70, respectively, which represented NVR’s share of the earnings of the LLC’s.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-two of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2007, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at June 30, 2007 was the inclusion on the balance sheet of $199,246 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $172,054 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $46,000 and liabilities of approximately $41,000 estimated for ten development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following is the consolidating schedule at June 30, 2007:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$571,522	$—	$—	$571,522
Receivables	13,474	—	—	13,474
Homebuilding inventory	886,562	—	—	886,562
Property, plant and equipment, net	35,798	—	—	35,798
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,849	—	—	11,849
Contract land deposits, net	345,170	—	(18,155)	327,015
Other assets	249,342	—	(9,037)	240,305

	2,155,297	—	(27,192)	2,128,105

Mortgage banking assets:	175,930	—	—	175,930

FIN 46R Entities:
Land under development	—	192,068	—	192,068
Other assets	—	7,178	—	7,178

	—	199,246	—	199,246

Total assets	$2,331,227	$199,246	$(27,192)	$2,503,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$503,546	$—	$—	$503,546
Customer deposits	195,165	—	—	195,165
Other term debt	2,954	—	—	2,954
Senior notes	200,000	—	—	200,000

	901,665	—	—	901,665

Mortgage banking liabilities:	149,942	—	—	149,942

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	15,197	—	15,197
Debt	—	97,542	—	97,542
Contract land deposits	—	25,834	(25,834)	—
Advances from NVR, Inc.	—	7,865	(7,865)	—
Minority interest	—	—	59,315	59,315

	—	146,438	25,616	172,054

Equity	1,279,620	52,808	(52,808)	1,279,620

Total liabilities and shareholders’ equity	$2,331,227	$199,246	$(27,192)	$2,503,281

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At June 30, 2007, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate eight separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $9,300 to these eight separate development entities, with a total aggregate purchase price for the finished lots of approximately $80,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to NVR. Because NVR has no ownership rights in any of these eight development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and six months ended June 30, 2007. Aggregate activity with respect to the eight development entities is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finished lots purchased — dollars	$5,665	$3,717	$9,862	$5,773
Finished lots purchased — units	35	28	58	52
3. Contract Land Deposits
     During the three and six month periods ended June 30, 2007, the Company incurred pre-tax impairment charges of approximately $55,000 and $67,000, respectively. During the three and six month periods ended June 30, 2006, the Company incurred pre-tax impairment charges of approximately $26,000 and $33,000, respectively. These charges are related to the impairment of contract land deposits due to deteriorating market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales on the accompanying condensed, consolidated statements of income. The contract land deposit asset is shown net of a $104,468 and $59,636 impairment valuation allowance at June 30, 2007 and December 31, 2006, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	5,606,000	5,722,000	5,634,000	5,659,000
Shares issuable upon exercise of dilutive options	814,000	1,057,000	843,000	1,133,000

Diluted average number of shares outstanding	6,420,000	6,779,000	6,477,000	6,792,000

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
     Options to purchase 34,238 shares of common stock during both the three and six months ended June 30, 2007, and options to purchase 64,177 and 58,427 shares of common stock during the three and six months ended June 30, 2006, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 408,737 performance-based options were outstanding during the period ended June 30, 2007 and 419,425 performance-based options during the period ended June 30, 2006, have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share.
5. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2007, and as of June 30, 2007, management believes that goodwill, indefinite life intangibles, and excess reorganization value were not impaired.
6. Uncertainty in Income Taxes
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.
     The Company’s adoption of FIN 48 on January 1, 2007 did not require a cumulative adjustment to retained earnings to comply with the recognition provisions of FIN 48. As of January 1, 2007, the Company has approximately $34,200 of unrecognized tax benefits, all of which would decrease income tax expense if recognized. The Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company has accrued approximately $7,600 of interest expense. In accordance with the Company’s accounting policy, penalties are not accrued unless the position does not meet the minimum statutory requirements, but if incurred, would be recorded as a component of income tax expense. The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files in various state and local jurisdictions, with varying statutes of limitation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2006	$206	$585,438	$3,196,040	$(2,629,610)	$(80,491)	$80,491	$1,152,074

Net income	—	—	175,568	—	—	—	175,568
Deferred compensation activity	—	—	—	—	4,892	(4,892)	—
Purchase of common stock for treasury	—	—	—	(209,613)	—	—	(209,613)
Stock-based compensation	—	28,509	—	—	—	—	28,509
Stock option activity	—	66,423	—	—	—	—	66,423
Tax benefit from stock-based compensation activity	—	66,659	—	—	—	—	66,659
Treasury shares issued upon option exercise	—	(71,026)	—	71,026	—	—	—

Balance, June 30, 2007	$206	$676,003	$3,371,608	$(2,768,197)	$(75,599)	$75,599	$1,279,620

     The Company repurchased approximately 306,000 shares of its common stock during the six months ended June 30, 2007. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. During the three and six month periods ended June 30, 2007, approximately 116,000 and 397,000 options to purchase shares of the Company’s common stock were exercised, respectively.
8. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty reserve, beginning of period	$68,328	$61,566	$70,175	$60,112
Provision	10,300	15,040	18,540	25,326
Payments	(11,854)	(11,341)	(21,941)	(20,173)

Warranty reserve, end of period	$66,774	$65,265	$66,774	$65,265

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Segment Disclosures
     Consistent with the principles and objectives of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland, and Delaware
Homebuilding North East - New Jersey and eastern Pennsylvania
Homebuilding Mid East - Kentucky, Michigan, New York, Ohio, and western Pennsylvania
Homebuilding South East - North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it determines that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a fixed price purchase agreement with the developer or when NVR forfeits some or all of the deposit upon restructuring a fixed price purchase agreement. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation.
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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Homebuilding Mid Atlantic	$789,878	$1,109,980	$1,478,661	$1,894,388
Homebuilding North East	114,705	172,870	203,328	292,541
Homebuilding Mid East	224,489	277,495	379,617	444,309
Homebuilding South East	168,068	162,452	310,644	275,301
Mortgage Banking	19,528	26,131	37,607	47,044

Consolidated revenues	$1,316,668	$1,748,928	$2,409,857	$2,953,583

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Profit:
Homebuilding Mid Atlantic	$115,291	$259,977	$218,660	$447,484
Homebuilding North East	4,583	21,613	8,008	31,390
Homebuilding Mid East	21,862	23,240	35,874	30,096
Homebuilding South East	25,437	23,910	48,164	38,344
Mortgage Banking	12,604	18,350	23,584	31,693

Segment profit	179,777	347,090	334,290	579,007
Contract land deposit impairments	(39,115)	(22,357)	(47,605)	(29,237)
Stock option expense	(14,186)	(13,596)	(28,509)	(27,156)
Corporate capital allocation	38,766	48,643	74,229	90,230
Unallocated corporate overhead	(20,288)	(26,978)	(46,271)	(61,462)
Consolidation adjustments and other	5,850	(13,486)	5,837	(8,722)
Corporate interest expense	(3,127)	(6,238)	(6,262)	(11,555)

Reconciling items sub-total	(32,100)	(34,012)	(48,581)	(47,902)

Consolidated income before taxes	$147,677	$313,078	$285,709	$531,105

	June 30,
	2007	2006
Assets:
Homebuilding Mid Atlantic	$949,937	$1,190,534
Homebuilding North East	131,106	180,311
Homebuilding Mid East	176,728	202,677
Homebuilding South East	129,145	124,631
Mortgage Banking	168,583	207,730

Segment assets	1,555,499	1,905,883
Assets not owned, consolidated per Fin 46R	199,246	262,184
Cash	571,522	172,845
Deferred taxes	192,697	127,811
Intangible assets	60,776	60,925
Land reserve	(104,468)	(51,769)
Consolidation adjustments and other	28,009	49,947

Reconciling items sub-total	947,782	621,943

Consolidated assets	$2,503,281	$2,527,826

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
10. Commitments and Contingencies
     On July 18, 2007, former employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio and in Superior Court in Durham County, North Carolina alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class action. The class of individuals that any of the lawsuits purport to represent has not been certified. The Company intends to vigorously defend these actions, as the Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful. NVR’s position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against homebuilders have adopted the DOL’s position that the sales and marketing representatives were properly classified as exempt from overtime wages. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     On April 16, 2007, a lawsuit was filed by one of NVR’s customers against the Company in the United States District Court, Western District of Pennsylvania. The plaintiffs allege that the Company violated Section 8 of the Real Estate Settlement and Protection Act. The complaint seeks treble damages, interest, injunctive and declaratory relief, attorney fees and other expenses. The lawsuit was filed as a purported class action. The court has not certified the class of individuals that the lawsuit purports to represent. Similar lawsuits have been filed against at least two other homebuilders operating in Pennsylvania. The Company intends to vigorously defend this action. However, at this time, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome, or the amount of damages, if any. Accordingly, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.
11. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect, if any, SFAS No. 157 will have on its financial statements upon adoption.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB SFAS No. 125, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 became effective for all separately recognized servicing assets and liabilities as of the beginning of the current fiscal year. Because the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     On November 29, 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF No. 06-8 states that the adequacy of the buyer’s continuing investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that want to recognize profit during the construction period under the percentage-of-completion method. EITF No. 06-8 is effective for the Company beginning on January 1, 2008. The Company does not expect that the adoption of EITF No. 06-8 will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets, mortgage financing availability and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of June 30, 2007, we controlled approximately 84,600 lots with deposits in cash and letters of credit totaling approximately $450,000 and $11,000, respectively, and an additional 700 lots through joint venture limited liability corporations. Included in the number of controlled lots are approximately 13,000 lots for which we have recorded a land contract deposit impairment reserve of approximately $104,000 as of June 30, 2007 (see note 3 for further discussion of contract land deposits).
Current Overview of the Business Environment
     The current home sales environment remains challenging, still characterized by high levels of existing and new homes available for sale, declining homebuyer confidence and affordability issues, and a more restrictive mortgage lending environment resulting from recent changes in the secondary mortgage markets related to sub-prime mortgage programs. The current market conditions continue to exert a depressed effect on new orders and on selling prices. In response, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. As a result of these market conditions, we experienced a decline in new orders in each of our market segments. Overall, for the second quarter of 2007, new orders decreased 11% compared to the second quarter of 2006. Year to date new orders for 2007 decreased 2% compared to the same period in 2006. Our cancellation rate for the second quarter of 2007 was 16% as compared to 13% during the same period in 2006 and 16% in the first quarter of 2007. The cancellation rate was highest in our Washington sub-market at approximately 21%, which is consistent with the cancellation rates for both the second quarter of 2006 and the first quarter of 2007 of 21% and 22%, respectively. Selling prices for the quarter and year to date periods ended June 30, 2007 decreased by 5% from the same respective periods in 2006. Average sales prices were down in each of our market segments during both the quarter and year to date periods as compared to the same periods in 2006, except for the South East market where average sales prices were up 11% and 15% for the quarter and year to date periods, respectively.
     The Company is actively involved in implementing strategic steps to address this challenging homebuilding market. We continue to work with our developers in certain communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market prices, we may exit the community and forfeit our deposit. During the quarter ended June 30, 2007, we recorded contract land deposit impairment charges of approximately $55,000 as compared to approximately $26,000 in the second quarter of 2006. Our year to date contract land deposit impairment charges for 2007 and 2006 were $67,000 and $33,000, respectively. As noted above, as of June 30, 2007 we had a reserve of approximately $104,000 on outstanding contract land deposits related to approximately 13,000 lots. These lots are included in the total number of lots controlled mentioned above. As a result of the termination of certain purchase agreements and a reduced pace of entering into new lot option contracts due to land market value uncertainties, we have seen a 16% reduction in the average number of active communities in which we are selling to 516 communities in the second quarter of 2007 from 618 communities in the same period of 2006.

     For the quarter ended June 30, 2007, consolidated revenues decreased approximately 25% from the same period in 2006. Additionally, net income and diluted earnings per share in the current quarter decreased 52% and 50%, respectively, as compared to the second quarter of 2006. Gross profit margins within our homebuilding business declined to 18.1% in the second quarter of 2007 as compared to 24.3% in the second quarter of 2006. Gross profit margins have been negatively impacted by the pricing pressures created by market conditions, which began to erode in the second half of 2005 and have remained challenging. Additionally, gross profit margins have been negatively impacted by the contract land deposit impairment charges discussed above. Year to date consolidated revenues, net income and diluted earnings per share declined 18%, 46% and 43%, respectively. Based on the current uncertainty in the market, we expect to continue to see downward pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we are aggressively working with our vendors to reduce material and labor costs incurred in the construction process. Additionally, in certain of our markets, we are providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded options as standard options. This provides homebuyers with a more affordable product and the option to upgrade only those features important to each particular buyer. We are also taking steps to reduce our exposure to sub-prime loans which represented approximately 6% of our mortgage dollar volume in the current quarter. In addition, we made staffing reductions in 2006 to size our organization to meet sales activity levels expected for 2007. In 2007, we will continue to assess our staffing levels and organizational structure as conditions warrant.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$1,297,140	$1,722,797	$2,372,250	$2,906,539
Cost of Sales	$1,061,937	$1,304,183	$1,915,347	$2,165,222
Gross profit margin percentage	18.1%	24.3%	19.3%	25.5%
Selling, general and administrative	$101,198	$119,551	$198,604	$233,557
Settlements (units)	3,463	4,297	6,163	7,283
Average settlement price	$374.2	$400.3	$384.4	$398.5
New orders (units)	3,745	4,204	7,662	7,837
Average new order price	$363.9	$384.7	$368.2	$386.0
Backlog (units)			7,887	8,864
Average backlog price			$391.3	$428.5
Consolidated Homebuilding – Three Months Ended June 30, 2007 and 2006
     Homebuilding revenues decreased 25% for the second quarter of 2007 compared to the same period in 2006 as a result of a 19% decrease in the number of units settled and a 7% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 15% lower at the start of the second quarter of 2007 as compared to the same period of 2006 coupled with a lower backlog turnover rate quarter over quarter. Average settlement prices were primarily impacted by a 9% lower average price of homes in backlog entering the second quarter of 2007 as compared to the same period in 2006.
     Gross profit margins in the quarter ended June 30, 2007 declined 620 basis points as compared to the second quarter of 2006 primarily as a result of the increased pressure on selling prices and higher contract land deposit impairment charges of $55,000 as compared to $26,000 in the second quarter of 2006. Additionally, to a lesser extent, gross profit margins were also negatively impacted by higher lot and certain commodity costs. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions discussed above.

     New order units and the average selling price for the second quarter of 2007 decreased by 11% and 5%, respectively, from the second quarter of 2006. We experienced unit declines in each of our market segments. The average selling price was also down in each of our market segments except for the South East segment where the average price of new orders was up 11%. The cancellation rate for the second quarter of 2007 was 16% compared to 13% in the same period in 2006 and 16% in the first quarter of 2007. We expect new orders to be negatively impacted in future quarters as the market remains challenging. Affordability issues continue to impact many of our markets, which may be further impacted by the deterioration of the sub-prime mortgage market.
     Selling, general and administrative (“SG&A”) expenses for the second quarter decreased by approximately $18,400, but as a percentage of revenue increased to 7.8% from 6.9% in the second quarter of 2006. The decrease in SG&A expenses is primarily attributable to a $12,100 decrease in personnel costs as staffing levels were reduced to meet current and expected levels of sales activity. In addition, marketing costs have decreased approximately $4,200 in the second quarter of 2007 compared to the same period in 2006 due to a 16% decrease in the average number of active communities.
Consolidated Homebuilding –Six Months Ended June 30, 2007 and 2006
     Homebuilding revenues decreased 18% for the six months ended June 30, 2007 compared to the same period in 2006 due to a 15% decrease in the number of units settled and a 4% decrease in the average settlement price. The decrease in the number of units settled is attributable to a 23% lower number of homes in backlog entering 2007 as compared to the same period in 2006, offset partially by a higher backlog turnover rate year over year. The decrease in average settlement prices is attributable to a 7% lower average price of homes in the beginning backlog year over year.
     Gross profit margins in the first six months of 2007 declined compared to the first six months of 2006 primarily as a result of the downward pressure on selling prices experienced during 2006 and 2007, and higher lot and certain commodity costs. Gross profit margins were also negatively impacted by an increase in contract land deposit impairment charges period over period. For the first six months of 2007, we incurred contract land deposit impairment charges of approximately $67,000 as compared to approximately $33,000 for the same period in 2006.
     New orders for the six months ended June 30, 2007 decreased by 2% compared to the same period in 2006. New orders are down in each of our market segments except in the Mid Atlantic which is 3% higher in the 2007 period as compared to the year to date period in 2006. Although new orders in the Mid Atlantic market are higher period over period, we began to experience a noticeable slowdown in market conditions in the Mid Atlantic as the first quarter of 2007 progressed. This slowdown resulted in a decrease in new orders in the Mid Atlantic segment in the second quarter of 2007 compared to the second quarter of 2006. The average sales price of new orders decreased 5% in the six-month period ended June 30, 2007 compared to the same period in 2006. Average sales prices are down in each market segment except the South East market where average sales prices have increased approximately 15% in 2007 as compared to 2006 as a result of a shift in the product mix year over year. We expect new order units and average selling prices to be negatively impacted in future quarters in all of our market segments as the market remains challenging.
     SG&A expenses for the six-month period ended June 30, 2007 decreased approximately $35,000 compared to the same period in 2006, and as a percentage of revenue increased slightly to 8.4% in 2007 compared to 8.0% for the 2006 period. The decrease in SG&A dollars is primarily attributable to a $27,300 decrease in personnel costs as staffing levels were reduced during 2006 to meet current and expected levels of sales activity. In addition, marketing costs have decreased approximately $5,900 in 2007 as compared to the same period in 2006 due to a 13% decrease in the average number of active communities year over year.

     Backlog units and dollars were 7,887 and $3,085,939, respectively, as of June 30, 2007 compared to 8,864 and $3,798,214 as of June 30, 2006. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 23% lower at the beginning of 2007 as compared to the beginning of 2006. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 9% decrease in the average price of homes in ending backlog, resulting primarily from a 5% decrease in the average selling price for new orders over the six month period ended June 30, 2007 compared to the same period in 2006. In addition, the average price of homes in the current year’s backlog was also lower due to a shift in product mix from our single family detached product to our single family attached product which generally are lower priced.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a purchase agreement with the developer, or when we forfeit some or all of the deposit upon restructuring a purchase agreement. The following table summarizes certain homebuilding operating activity by segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mid Atlantic:
Revenues	$789,878	$1,109,980	$1,478,661	$1,894,388
Settlements (units)	1,720	2,145	3,072	3,720
Average settlement price	$459.1	$517.0	$481.1	$508.8
New orders (units)	1,803	1,978	3,724	3,612
Average new order price	$456.3	$492.8	$460.5	$504.7
Backlog (units)			4,317	4,866
Average backlog price			$479.2	$538.7
Gross profit margin	$179,537	$337,906	$341,570	$593,129
Gross profit margin percentage	22.7%	30.4%	23.1%	31.3%
Segment profit	$115,291	$259,977	$218,660	$447,484

North East:
Revenues	$114,705	$172,870	$203,328	$292,541
Settlements (units)	324	454	573	756
Average settlement price	$353.9	$380.7	$354.8	$386.9
New orders (units)	345	404	762	855
Average new order price	$344.7	$388.8	$342.3	$372.2
Backlog (units)			729	883
Average backlog price			$345.1	$388.5
Gross profit margin	$16,794	$36,806	$31,047	$59,517
Gross profit margin percentage	14.6%	21.3%	15.3%	20.3%
Segment profit	$4,583	$21,613	$8,008	$31,390

Mid East:
Revenues	$224,489	$277,495	$379,617	$444,309
Settlements (units)	839	1,028	1,411	1,640
Average settlement price	$266.4	$268.4	$267.5	$269.3
New orders (units)	923	1,079	1,953	2,007
Average new order price	$245.2	$270.7	$251.4	$268.9
Backlog (units)			1,816	1,968
Average backlog price			$252.4	$271.5
Gross profit margin	$41,571	$47,506	$72,172	$75,124
Gross profit margin percentage	18.5%	17.1%	19.0%	16.9%
Segment profit	$21,862	$23,240	$35,874	$30,096

South East:
Revenues	$168,068	$162,452	$310,644	$275,301
Settlements (units)	580	670	1,107	1,167
Average settlement price	$289.8	$242.5	$280.6	$235.9
New orders (units)	674	743	1,223	1,363
Average new order price	$288.8	$260.0	$289.7	$252.8
Backlog (units)			1,025	1,147
Average backlog price			$299.9	$261.4
Gross profit margin	$39,100	$36,481	$73,223	$61,031
Gross profit margin percentage	23.3%	22.5%	23.6%	22.2%
Segment profit	$25,437	$23,910	$48,164	$38,344

Mid Atlantic
Three Months Ended June 30, 2007 and 2006
     The Mid Atlantic segment had an approximate $145,000 reduction in segment profit in the three months ended June 30, 2007 compared to the same period in 2006. Revenues decreased 29% for the three months ended June 30, 2007 from the prior year quarter due primarily to a 20% decrease in the number of units settled. The decrease in units settled is attributable to a 16% lower backlog unit balance entering the second quarter of 2007 compared to the same period in 2006, coupled with a lower backlog turnover rate period over period. The Mid Atlantic segment’s gross profit margin percentage for the quarter decreased to 22.7% from 30.4% in the same period in 2006. Gross profit margins were negatively impacted by the increased pressure on selling prices resulting in an 11% decrease in the average settlement price in the second quarter of 2007 as compared to the second quarter of 2006. In addition, gross margins were also negatively impacted by higher contract land deposit impairment charges of approximately $11,000 in the second quarter of 2007 compared to approximately $3,000 in the second quarter of 2006.
     New orders for the second quarter of 2007 decreased 9% from the same period in 2006. We began to experience a noticeable slowdown in market conditions in the Mid Atlantic as the first quarter of 2007 progressed, which has continued into the second quarter. We expect that the markets within this segment will continue to be negatively impacted by high levels of new and existing home inventory for sale, affordability issues, and a tougher lending environment resulting from the sub-prime mortgage market deterioration as discussed above. The segment’s overall average sales price of new orders decreased 7% in the quarter compared to the second quarter of 2006.
Six Months Ended June 30, 2007 and 2006
     The Mid Atlantic segment had an approximate $229,000 decrease in segment profit in the six months ended June 30, 2006 compared to the same period in 2006. Revenues decreased 22% for the six months ended June 30, 2007 from the prior year period on a 17% decrease in the number of units settled and a 5% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of the period, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to an 8% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage fell to 23.1% in 2007 from 31.3% in 2006. Gross profit margins were adversely affected by the downward pressure on selling prices, higher contract land deposit impairment charges of approximately $15,000 in 2007 compared to approximately $4,000 in 2006, and higher lot and certain commodity costs.
     New orders for the six month period ended June 30, 2007 increased 3% from the same period in 2006. Despite this overall increase in new orders, we began to experience a noticeable slowdown in market conditions in the Mid Atlantic as the first quarter of 2007 progressed. This slowdown continued in to the second quarter of 2007 and resulted in 9% decrease in new orders in the Mid Atlantic segment in the second quarter of 2007 as compared to the second quarter of 2006 as discussed above. We expect market conditions in the Mid Atlantic to remain challenging into future quarters and continue to provide downward pressure on new order sales, pricing and gross profit margins. Backlog units and dollars decreased approximately 11% and 21%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 26% lower at the beginning of 2007 as compared to the beginning of 2006. Backlog dollars were negatively impacted by the decrease in backlog units coupled with an 11% decrease in the average price of homes in ending backlog, resulting from a 9% decrease in the average selling price for new orders over the six month period ended June 30, 2007 compared to the same period in 2006.

North East
Three Months Ended June 30, 2007 and 2006
     The North East segment had an approximate $17,000 decrease in segment profit in the three months ended June 30, 2007 compared to the same period in 2006. Revenues decreased approximately 34% as a result of a 29% decrease in the number of units settled and a 7% decline in the average settlement price. The decrease in units settled is attributable to a 24% lower backlog unit balance entering the second quarter of 2007 compared to the same period in 2006 and to a lower backlog turnover rate quarter over quarter. Average settlement prices were down primarily as a result of selling price pressures in prior quarters, which were reflected in the average price of homes in our backlog balance at the beginning of the second quarter of 2007 being 9% lower than the same period in 2006. Gross profit margins decreased to 14.6% in 2007 from 21.3% in 2006 primarily as a result of the lower average settlement prices in 2007. New orders and the average new order sales price for the second quarter of 2007 decreased 15% and 11%, respectively, from the same period in 2006, as a result of the competitive sales environment within each of our markets in the North East segment, and as a result of an increase in the cancellation rate to 15% in the second quarter of 2007 from 11% in the second quarter of 2006. In addition, new orders were negatively impacted by a 27% reduction in the average number of active communities within the North East segment to 51 communities in the second quarter of 2007 from 70 communities in the same period in 2006.
Six Months Ended June 30, 2007 and 2006
     The North East segment had an approximate $23,000 decrease in segment profit in the six months ended June 30, 2007 compared to the same period in 2006. Revenues decreased 30% for the six months ended June 30, 2007 from the prior year period due to a 24% decrease in the number of units settled and an 8% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to a 31% lower beginning backlog period over period partially offset by a higher backlog turnover rate in 2007 as compared to 2006. Gross profit margins decreased to 15.3% in the first six months of 2007 from 20.3% in the same period 2006, primarily as a result of the increased pressure on selling prices, resulting in the 8% lower average settlement prices period over period. Backlog units and dollars were 17% and 27% lower, respectively, in the first six months of 2007 compared to the same period in 2006, due primarily to a 31% lower backlog unit balance entering 2007 compared to the same period in 2006.
Mid East
Three Months Ended June 30, 2007 and 2006
     The Mid East segment profit remained relatively flat in the three months ended June 30, 2007 compared to the same period in 2006. Revenues decreased 19% due to an 18% decrease in the number of units settled. The decrease in the settlements is primarily attributable to a 10% lower backlog unit balance entering the second quarter of 2007 compared to the same period in 2006, coupled with a lower backlog turnover rate in the current year quarter. Gross profit margins increased to 18.5% in the second quarter of 2007 from 17.1% in the same period of 2006 as a result of average settlement prices remaining consistent with 2006 levels and increased efforts to control operating costs, including personnel and material costs. New orders for the second quarter of 2007 decreased 15% from the same period in 2006 and the average price for new orders declined 9% quarter over quarter. The decrease in new orders was attributable to the challenging current market environment, as well as to an increase in the segment’s cancellation rate to 14% in the second quarter of 2007 from 10% in the second quarter of 2006. In response to the current market conditions, we have introduced smaller product offerings and product offerings with fewer available options at lower selling prices, contributing to the average new order sales price decline. We expect that selling prices and gross profit margins in the markets within this segment will be negatively impacted in future quarters by affordability issues and a tougher lending environment resulting from the sub-prime mortgage market deterioration.

Six Months Ended June 30, 2007 and 2006
     The Mid East segment had an approximate $6,000 increase in segment profit in the six months ended June 30, 2007 compared to the same period in 2006, despite a decrease of approximately 15% in revenues for the six months ended June 30, 2007 from the prior year period. The decrease in revenues is due primarily to a 14% decrease in the number of units settled in the first six months of 2007 as compared to the same period in 2006. The decrease in the number of units settled is primarily attributable to a 20% lower beginning backlog period over period. Gross profit margins increased to 19.0% in the first six months of 2007 from 16.9% in the same period in 2006 as a result of average settlement prices remaining consistent with 2006 levels and increased efforts to control operating costs, including personnel and material costs. Backlog units and dollars were 8% and 14% lower, respectively, than the 2006 period.
South East
Three Months Ended June 30, 2007 and 2006
     The South East segment has not been as severely impacted by the adverse economic conditions within the homebuilding industry as our other reporting segments, although the markets in this segment are showing similar signs of the overall slowdown being experienced in our other reporting segments. The South East segment had an approximate $2,000 increase in segment profit in the three months ended June 30, 2007 compared to the same period in 2006. Revenues increased 4% for the three months ended June 30, 2007 from the prior year quarter despite a 13% decrease in the number of units settled, as a result of a 20% increase in the average settlement price. The increase in the average settlement price is attributable to the average price of homes in backlog at the beginning of the second quarter of 2007 being 20% higher than at the same period in 2006. These higher backlog values resulted from the favorable market conditions experienced in the South East segment in prior quarters, allowing us to increase sales prices, as well as a general shift in sales within the Charlotte, N.C. sub-market to a larger, higher priced product. The decrease in units settled in the second quarter of 2007 is attributable to development delays in certain markets within the segment, slowing our access to developed lots. Gross profit margins increased to 23.3% in the second quarter of 2007 from 22.5% in the same period of 2006 due to the higher average settlement prices experienced in the current quarter. New orders during the second quarter of 2007 were 9% lower than the second quarter of 2006, however, the average new order price was 11% higher during the same respective periods. The decrease in new orders is primarily attributable to lower sales absorption on a flat average number of active communities quarter over quarter as a result of the development delays previously mentioned, slowing our ability to sell in certain communities, and due to the weakening market conditions. We expect market conditions to become more challenging in future quarters within the South East segment resulting in increased pricing pressures on new orders.
Six Months Ended June 30, 2007 and 2006
     The South East segment had an approximate $10,000 increase in segment profit in the six months ended June 30, 2007 compared to the same period in 2006. Revenues increased 13% for the six months ended June 30, 2007 from the prior year period due to a 19% increase in the average settlement price, offset partially by a 5% decrease in the number of units settled. As noted above in the discussion of the second quarter results, the increase in the average settlement price is attributable to the average price of homes in backlog at the beginning of 2007 being 20% higher than at the same period in 2006 due to favorable market conditions allowing us to increase selling prices in prior quarters and the aforementioned shift into more upscale communities. Gross profit margins increased to 23.6% in the first six months of 2007 from 22.2% in the same period of 2006 as a result of the increase in the average settlement prices in 2007 to date. Backlog dollars were 3% higher than the 2006 period due to a comparative higher average selling price of 15% during the period. The higher average selling prices were partially offset by a decrease of 11% in backlog units partially attributable to the a 4% lower backlog unit balance entering 2007 compared to the same period in 2006, coupled with a 10% decrease in new orders period over period. The decrease in new orders is primarily attributable to lower sales absorption on a flat average number of active communities quarter over quarter as a result of the development delays previously mentioned and due to the weakening market conditions within the segment.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expenses, and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$179,537	$337,906	$341,570	$593,129
Homebuilding North East	16,794	36,806	31,047	59,517
Homebuilding Mid East	41,571	47,506	72,172	75,124
Homebuilding South East	39,100	36,481	73,223	61,031
Consolidation adjustments and other	(41,799)	(40,085)	(61,109)	(47,484)

Segment gross profit	$235,203	$418,614	$456,903	$741,317

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$115,291	$259,977	$218,660	$447,484
Homebuilding North East	4,583	21,613	8,008	31,390
Homebuilding Mid East	21,862	23,240	35,874	30,096
Homebuilding South East	25,437	23,910	48,164	38,344

Segment profit before tax	167,173	328,740	310,706	547,314
Reconciling items:
Contract land deposit impairments	(39,115)	(22,357)	(47,605)	(29,237)
Stock option expense	(13,301)	(12,732)	(26,739)	(25,431)
Corporate capital allocation (1)	38,766	48,643	74,229	90,230
Unallocated corporate overhead (2)	(20,288)	(26,978)	(46,271)	(61,461)
Consolidation adjustments and other (3)	5,850	(13,486)	5,837	(8,722)
Corporate interest expense (4)	(3,127)	(6,238)	(6,262)	(11,555)

Reconciling items sub-total	(31,215)	(33,148)	(46,811)	(46,176)

Homebuilding consolidated profit before taxes	$135,958	$295,592	$263,895	$501,138

(1)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homebuilding Mid Atlantic	$26,457	$34,672	$51,502	$64,793
Homebuilding North East	4,064	5,069	7,603	9,319
Homebuilding Mid East	4,683	5,706	8,510	10,381
Homebuilding South East	3,562	3,196	6,614	5,737

Total	$38,766	$48,643	$74,229	$90,230

(2)	These changes are driven primarily by reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(3)	The increase in 2007 compared to 2006 for both the three and six month periods is primarily due to increased interest income due to higher average cash balances and decreased operating activity.

(4)	These reductions are due to no borrowings under our working capital facility in 2007 due to higher cash balances.
Mortgage Banking Segment
Three and Six Months Ended June 30, 2007 and 2006
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loan closing volume:
Total principal	$849,430	$1,123,461	$1,564,469	$1,860,243

Percent sub-prime	6%	5%	7%	6%

Loan volume mix:
Adjustable rate mortgages	21%	39%	24%	38%

Fixed-rate mortgages	79%	61%	76%	62%

Operating profit:
Segment profit	$12,604	$18,350	$23,584	$31,692
Stock option expense	(885)	(864)	(1,770)	(1,725)

Mortgage banking income before tax	$11,719	$17,486	$21,814	$29,967

Mortgage banking fees:
Net gain on sale of loans	$14,042	$19,009	$27,402	$34,802
Title services	5,368	6,830	9,913	11,711
Servicing	118	292	292	531

	$19,528	$26,131	$37,607	$47,044

     Loan closing volume for the three months ended June 30, 2007 decreased 24% from the same period in 2006. The 2007 decrease is primarily attributable to a 21% decrease in the number of units closed and a 4% decrease in the average loan amount. Loan closing volume for the six months ended June 30, 2007 decreased 16% from the same period in 2006. This decrease is solely attributable to a 16% decrease in the number of units closed. The unit decreases for the three and six months ended June 30, 2007 reflect decreases in the home unit activity of the hombuilding segment in the 2006 respective periods, as noted above. The decrease in the average loan amount for the three month period reflects the aforementioned decrease in the homebuilding segment’s average settlement prices. The number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) was 86% and 87% for the quarters ended June 30, 2007 and 2006, respectively, and 86% for both six month periods ending June 30, 2007 and 2006.
     Segment profit for the three months ended June 30, 2007 decreased approximately $5,800 from the same period for 2006. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume. The decrease in mortgage banking fees from the volume reduction was partially offset by a decrease of $1,500 from the three month period ended June 30, 2006 for contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan, and an increase in the percentage of fixed rate mortgages in the product mix, which are generally more profitable than adjustable rate mortgages. General and administrative expenses decreased by approximately $1,000 during the three months ended June 30, 2007 compared to the same period of 2006. This was primarily related to a $1,200 decrease in salary and other personnel costs due to a 22% reduction in staffing in the three month period ending June 30, 2007 compared to the same period in 2006.
     Segment income for the six months ended June 30, 2007 decreased approximately $8,100 from the same period for 2006. The decrease is primarily due to a decrease in mortgage banking fees attributable to the aforementioned closed loan volume decrease. The decrease in mortgage banking fees was partially offset by an approximate $3,000 decrease in contractual repayments of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan and an increase in the percentage of fixed rate loans in the product mix. General and administrative costs decreased approximately $800 during the six months ended June 30, 2007 compared to the same period for 2006. The decrease in general and administrative expenses is primarily due to a $2,300 decrease in salary and other personnel costs due to a 21% reduction in staffing in the six months ended June 30, 2007, compared to the same period in 2006. The decrease in general and administrative expenses was partially offset by a $1,000 increase in charges due to repurchased sold loans that went into early payment default within a set period of time after the loan was sold.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.
Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the six months ended June 30, 2007, our operating activities provided cash of $114,867. Operating cash was primarily provided by our homebuilding operations and by an approximate $30,000 increase in customer deposits. Cash was used to fund the increase in homebuilding inventory of approximately $153,000 as a result of an increase in units under construction at June 30, 2007 compared to December 31, 2006. The presentation of operating cash flows was also reduced by $66,659, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital.
     Net cash used for investing activities was $2,819 for the period ended June 30, 2007, due primarily to property and equipment purchases throughout the period.
     Net cash used for financing activities was $94,085 for the period ended June 30, 2007. During the six months ended June 30, 2007, we repurchased approximately 306,000 shares of our common stock at an aggregate purchase price of $209,613 under our ongoing common stock repurchase program, discussed below. We also reduced net borrowings under the working capital and mortgage warehouse facilities by approximately $18,000. Cash was provided by the receipt of $66,423 in proceeds from employee stock option exercises and by the realization of $66,659 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $18,965 was outstanding at June 30, 2007. There were no direct borrowings outstanding under the Facility as of June 30, 2007. At June 30, 2007, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility with an aggregate available borrowing limit of $175,000 to fund its mortgage origination activities. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The mortgage warehouse facility expires in August 2007. We believe that the mortgage warehouse facility will be renewed with terms consistent with the current warehouse facility prior to its expiration. There was $136,124 outstanding under this facility at June 30, 2007. At June 30, 2007, borrowing base limitations reduced the amount available to us for borrowings to approximately $157,000.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the second quarter of 2007. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2007 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2007, and as of June 30, 2007, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2007 balance sheet (see note 8 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock Option Expense
     SFAS No. 123R, Share-Based Payment, requires us to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method).
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

     In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. While we currently believe that the performance condition will be satisfied, our future expected activity levels could cause us to make a different determination, resulting in the reversal of all compensation cost related to performance condition option grants recognized to date. Although we believe that the compensation costs recognized during the six months ended June 30, 2007 are representative of the ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.
Item 3.       Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the six months ended June 30, 2007. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II.       OTHER INFORMATION
Item 1.            Legal Proceedings
     On July 18, 2007, former employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class action. The class of individuals that any of the lawsuits purport to represent has not been certified. We intend to vigorously defend these actions, as we believe that our compensation practices in regard to sales and marketing representatives are entirely lawful. Our position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against homebuilders have adopted the DOL’s position that the sales and marketing representatives were properly classified as exempt from overtime wages. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.

     On April 16, 2007, a lawsuit was filed by one of our customers against us in the United States District Court for the Western District of Pennsylvania. The plaintiffs allege that we violated Section 8 of the Real Estate Settlement and Protection Act. The complaint seeks treble damages, interest, injunctive and declaratory relief, attorney fees and other expenses. The lawsuit was filed as a purported class action. The court has not certified the class of individuals that the lawsuit purports to represent. Similar lawsuits have been filed against at least two other homebuilders operating in Pennsylvania. We intend to defend this action vigorously. However, at this time, we are unable to express an opinion as to the likelihood of an unfavorable outcome, or the amount of damages, if any. Accordingly, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     We are involved in various other claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our financial condition or results of operations.
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
If the market value of our inventory or controlled lot position declines, our profit could decrease.
     Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreement to developers for the contractual right to acquire the lots. In the event of significant changes in economic or market conditions, we may cease further building activities in communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also dispose of certain subdivision inventories on a bulk or other basis. Either action may result in a loss which could have a material adverse effect on our profitability, stock performance and ability to service our debt obligations.
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
     We had two repurchase authorizations outstanding during the quarter ended June 30, 2007. On June 23, 2006 (the “June Authorization”) and April 4, 2007 (the “April Authorization”), we publicly announced the Board of Director’s approval to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions under each authorization. Neither the June Authorization nor the April Authorization has an expiration date. The Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. During the quarter ended June 30, 2007, we completed the utilization of the June Authorization. We repurchased the following shares of our common stock during the second quarter of 2007:

				Maximum Number
				(or Approximate
				Dollar Value) of
		Average	Total Number of Shares	Shares that May
	Total Number	Price	Purchased as Part of	Yet Be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
April 1-30, 2007 (1)	152,700	$689.36	152,700	$242,137
May 1-31, 2007	—	—	—	$242,137
June 1-30, 2007 (2)	27,000	$666.56	27,000	$224,140
Total	179,700	$685.94	179,700	$224,140

(1)	68,480 shares were purchased under the June Authorization. These shares purchased during the period, when added to the shares purchased in prior periods, fully utilized the June Authorization. The remaining 84,220 shares were purchased under the April Authorization.

(2)	All shares were purchased under the April Authorization. The aggregate $224,140 of our common stock that remains available for repurchase relates solely to the April Authorization.

Item 4.       Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on May 4, 2007. There were 5,786,367 shares of NVR, Inc. common stock eligible to vote at the 2007 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

		Votes For	Votes Withheld
1.	Election of four directors to serve three-year terms:

	Manuel H. Johnson	5,370,907	101,036
	David A. Preiser	5,370,264	101,679
	Paul W. Whetsell	5,394,369	77,574
	John M. Toups	5,353,425	118,518
C. Scott Bartlett, Jr., Robert C. Butler, Timothy M. Donahue, William A. Moran, Dwight C. Schar, and George E. Slye continued as directors after the Annual Meeting.

		Votes	Votes		Broker
		For	Against	Abstentions	Non- Votes
2.	Ratification of appointment of KPMG LLP as independent registered public accountants for NVR for 2007	5,450,076	11,579	10,288	—

3.	Approval of an amendment to NVR’s restated articles of incorporation to provide for majority voting of our directors in uncontested elections	5,315,164	148,756	8,023	—
Item 6.       Exhibits
(a) Exhibits:
10.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.2	NVR, Inc. Bylaws. Filed as Exhibit 99.2 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2007	NVR, Inc.

	By:	/s/ Dennis M. Seremet

Dennis M. Seremet
Vice President, Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

10.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.2	NVR, Inc. Bylaws. Filed as Exhibit 99.2 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	41

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43