Form 10-Q
period 2007-09-30
NVR INC
filed 2007-11-01
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2007 there were 5,135,640 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and the Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

	Signature	39

	Exhibit Index	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$314,364	$551,738
Receivables	17,666	12,213
Inventory:
Lots and housing units, covered under sales agreements with customers	878,541	667,100
Unsold lots and housing units	93,940	58,248
Manufacturing materials and other	6,916	8,268

	979,397	733,616

Contract land deposits, net	237,868	402,170
Assets not owned, consolidated per FIN 46R	203,782	276,419
Property, plant and equipment, net	34,582	40,430
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	130	250
Other assets	252,617	207,468

	2,093,672	2,277,570

Mortgage Banking:
Cash and cash equivalents	2,827	4,381
Mortgage loans held for sale, net	137,749	178,444
Property and equipment, net	941	1,168
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	4,138	4,898

	153,002	196,238

Total assets	$2,246,674	$2,473,808

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$266,362	$273,936
Accrued expenses and other liabilities	217,932	225,178
Liabilities related to assets not owned, consolidated per FIN 46R	179,487	244,805
Obligations under incentive plans	26,602	40,045
Customer deposits	174,324	165,354
Other term debt	2,888	3,080
Senior notes	200,000	200,000

	1,067,595	1,152,398

Mortgage Banking:
Accounts payable and other liabilities	15,354	15,784
Note payable	111,647	153,552

	127,001	169,336

Total liabilities	1,194,596	1,321,734

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both September 30, 2007 and December 31, 2006	206	206
Additional paid-in-capital	653,996	585,438
Deferred compensation trust – 516,044 and 547,911 shares of NVR, Inc. common stock as of September 30, 2007 and December 31, 2006, respectively	(75,616)	(80,491)
Deferred compensation liability	75,616	80,491
Retained earnings	3,462,721	3,196,040
Less treasury stock at cost – 15,457,040 and 15,075,113 shares at September 30, 2007 and December 31, 2006, respectively	(3,064,845)	(2,629,610)

Total shareholders’ equity	1,052,078	1,152,074

Total liabilities and shareholders’ equity	$2,246,674	$2,473,808

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Homebuilding:
Revenues	$1,270,471	$1,528,964	$3,642,721	$4,435,503
Other income	4,209	3,238	16,425	8,248
Cost of sales	(1,087,399)	(1,238,671)	(3,002,746)	(3,403,893)
Selling, general and administrative	(54,906)	(95,574)	(253,510)	(329,131)

Operating income	132,375	197,957	402,890	710,727
Interest expense	(3,375)	(3,141)	(9,995)	(14,773)

Homebuilding income	129,000	194,816	392,895	695,954

Mortgage Banking:
Mortgage banking fees	21,617	24,447	59,224	71,491
Interest income	1,078	1,986	3,415	5,236
Other income	320	403	780	1,017
General and administrative	(6,001)	(8,847)	(24,278)	(27,867)
Interest expense	(200)	(698)	(513)	(2,619)

Mortgage banking income	16,814	17,291	38,628	47,258

Income before taxes	145,814	212,107	431,523	743,212

Income tax expense	(54,701)	(82,774)	(164,842)	(290,967)

Net income	$91,113	$129,333	$266,681	$452,245

Basic earnings per share	$17.25	$22.59	$48.35	$79.60

Diluted earnings per share	$15.26	$19.63	$42.25	$67.23

Basic average shares outstanding	5,283	5,725	5,516	5,682

Diluted average shares outstanding	5,969	6,588	6,312	6,727

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$266,681	$452,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,896	10,089
Contract land deposit impairments and write-offs	163,776	113,759
Stock option compensation expense	5,575	41,010
Excess income tax benefit from exercise of stock options	(68,322)	(82,809)
Mortgage loans closed	(1,691,663)	(1,925,389)
Proceeds from sales of mortgage loans	1,769,746	1,955,567
Principal payments on mortgage loans held for sale	6,472	12,751
Gain on sale of loans	(43,874)	(52,891)
(Gain) loss on sale of fixed assets	(397)	6
Net change in assets and liabilities:
Increase in inventories	(245,781)	(217,164)
(Increase) decrease in receivables	(3,654)	24,192
Decrease (increase) in contract land deposits	8,227	(29,605)
Increase in accounts payable, customer deposits and accrued expenses	59,282	29,901
Decrease in obligations under incentive plans	(13,443)	(20,886)
Other, net	(44,654)	(58,378)

Net cash provided by operating activities	180,867	252,398

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,988)	(16,040)
Other, net	1,542	560

Net cash used in investing activities	(5,446)	(15,480)

Cash flows from financing activities:
Net repayments under notes payable and other term debt	(42,097)	(91,938)
Purchase of treasury stock	(507,472)	(183,286)
Excess income tax benefit from exercise of stock options	68,322	82,809
Proceeds from exercise of stock options	66,898	16,576

Net cash used by financing activities	(414,349)	(175,839)

Net (decrease) increase in cash and cash equivalents	(238,928)	61,079
Cash and cash equivalents, beginning of the period	556,119	177,526

Cash and cash equivalents, end of period	$317,191	$238,605

Supplemental disclosures of cash flow information:
Interest paid during the period	$7,186	$17,352

Income taxes paid, net of refunds	$111,571	$303,834

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(7,319)	$(5,067)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and nine-month periods ended September 30, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2007, the Company controlled approximately 79,000 lots with deposits in cash and letters of credit totaling approximately $407,000 and $9,000, respectively.
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
     At September 30, 2007, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $13,000, which controlled approximately 700 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the nine months ended September 30, 2007 and 2006, NVR adjusted cost of sales by approximately $530 and $260, respectively, which represented NVR’s share of the earnings of the LLC’s.
     Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLC’s, are examined under FIN 46R for possible consolidation by NVR of such development entities on NVR’s financial statements. NVR has developed a methodology to determine whether it, or conversely, the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy with respect to these development entities is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-four of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2007, NVR has consolidated these thirty-four development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements to NVR, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at September 30, 2007 was the inclusion on the balance sheet of $203,782 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $179,487 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $61,000 and liabilities of approximately $55,000 estimated for twelve development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at September 30, 2007:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$314,364	$—	$—	$314,364
Receivables	17,666	—	—	17,666
Homebuilding inventory	979,397	—	—	979,397
Property, plant and equipment, net	34,582	—	—	34,582
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,816	—	—	11,816
Contract land deposits, net	252,789	—	(14,921)	237,868
Other assets	261,991	—	(9,374)	252,617

	1,914,185	—	(24,295)	1,889,890

Mortgage banking assets:	153,002	—	—	153,002

FIN 46R Entities:
Land under development	—	199,639	—	199,639
Other assets	—	4,143	—	4,143

	—	203,782	—	203,782

Total assets	$2,067,187	$203,782	$(24,295)	$2,246,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$510,896	$—	$—	$510,896
Customer deposits	174,324	—	—	174,324
Other term debt	2,888	—	—	2,888
Senior notes	200,000	—	—	200,000

	888,108	—	—	888,108

Mortgage banking liabilities:	127,001	—	—	127,001

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	17,948	—	17,948
Debt	—	94,796	—	94,796
Contract land deposits	—	24,650	(24,650)	—
Advances from NVR, Inc.	—	7,949	(7,949)	—
Minority interest	—	—	66,743	66,743

	—	145,343	34,144	179,487

Equity	1,052,078	58,439	(58,439)	1,052,078

Total liabilities and shareholders’ equity	$2,067,187	$203,782	$(24,295)	$2,246,674

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At September 30, 2007, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate six separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $8,800 to these six separate development entities, with a total aggregate purchase price for the finished lots of approximately $73,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data to NVR. Because NVR has no ownership rights in any of these six development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and nine months ended September 30, 2007. Aggregate activity with respect to the six development entities is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finished lots purchased — dollars	$4,759	$4,111	$13,745	$9,250
Finished lots purchased — units	17	16	62	54
3. Contract Land Deposits
     During the three and nine-month periods ended September 30, 2007, the Company incurred pre-tax impairment charges on contract land deposits of approximately $96,500 and $163,800, respectively. During the three and nine-month periods ended September 30, 2006, the Company incurred pre-tax impairment charges on contract land deposits of approximately $80,800 and $113,800, respectively. These charges are due to the deteriorating market conditions in the homebuilding industry, and are recorded in cost of sales in the accompanying condensed, consolidated statements of income. The contract land deposit asset is shown net of an approximate $153,700 and $59,600 impairment valuation allowance at September 30, 2007 and December 31, 2006, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	5,283,000	5,725,000	5,516,000	5,682,000
Shares issuable upon exercise of dilutive options	686,000	863,000	796,000	1,045,000

Diluted average number of shares outstanding	5,969,000	6,588,000	6,312,000	6,727,000

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
     Options to purchase 55,738 and 49,176 shares of common stock during the three and nine months ended September 30, 2007, and options to purchase 237,146 and 120,852 shares of common stock during the three and nine months ended September 30, 2006, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 410,557 and 426,638 performance-based options were outstanding during the period ended September 30, 2007 and 2006, respectively, and have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (see note 5 to the accompanying financial statements for additional information).
5. Stock Option Compensation Expense
     Due to the continued earnings decline resulting from the deterioration in market conditions and NVR’s expectation that market conditions will not improve in the near term (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Company determined that it is improbable that it will achieve the performance metric related to 410,557 outstanding stock options. Based on the Company’s assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, it is expected that none of the contingently issuable options will vest. As a result, the Company reversed approximately $31,500 of pre-tax stock-based compensation costs recognized prior to the 2007 third quarter. The reversal of the stock-based compensation is included in the accompanying condensed, consolidated income statement, as follows: $28,450 is included in homebuilding selling, general and administrative expenses, $900 is included in homebuilding cost of sales, and $2,150 is included in mortgage banking general and administrative costs. It is improbable that any future stock-based compensation will be recognized for these options.
6. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. As of September 30, 2007, the Company believes that goodwill, indefinite life intangibles, and excess reorganization value were not impaired.
7. Uncertainty in Income Taxes
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
     The Company’s adoption of FIN 48 on January 1, 2007 did not require a cumulative adjustment to retained earnings to comply with the recognition provisions of FIN 48. As of January 1, 2007, the Company has approximately $34,200 of unrecognized tax benefits, all of which would decrease income tax expense if recognized. The Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company has accrued approximately $7,600 of interest expense. In accordance with the Company’s accounting policy, tax penalties are not accrued unless the position does not meet the minimum statutory requirements. However, if such penalties are accrued, they

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
would be recorded as a component of income tax expense. The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files in various state and local jurisdictions, with varying statutes of limitation.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2006	$206	$585,438	$3,196,040	$(2,629,610)	$(80,491)	$80,491	$1,152,074

Net income	—	—	266,681	—	—	—	266,681
Deferred compensation activity	—	—	—	—	4,875	(4,875)	—
Purchase of common stock for treasury	—	—	—	(507,472)	—	—	(507,472)
Stock-based compensation	—	5,575	—	—	—	—	5,575
Stock option activity	—	66,898	—	—	—	—	66,898
Tax benefit from stock-based compensation activity	—	68,322	—	—	—	—	68,322
Treasury shares issued upon option exercise	—	(72,237)	—	72,237	—	—	—

Balance, September 30, 2007	$206	$653,996	$3,462,721	$(3,064,845)	$(75,616)	$75,616	$1,052,078

     The Company repurchased approximately 785,000 shares of its common stock during the nine months ended September 30, 2007. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. During the three and nine month periods ended September 30, 2007, approximately 6,260 and 402,861 options to purchase shares of the Company’s common stock were exercised, respectively.
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine-months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty reserve, beginning of period	$66,774	$65,265	$70,175	$60,112
Provision	10,328	13,802	28,868	39,127
Payments	(12,217)	(12,425)	(34,158)	(32,597)

Warranty reserve, end of period	$64,885	$66,642	$64,885	$66,642

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
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (as defined in SFAS No. 131) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it determines that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a fixed price purchase agreement with the developer or when NVR forfeits some or all of the deposit upon restructuring a fixed price purchase agreement. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation.
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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Homebuilding Mid Atlantic	$761,591	$931,526	$2,240,252	$2,825,914
Homebuilding North East	118,242	174,051	321,570	466,592
Homebuilding Mid East	237,078	258,097	616,695	702,406
Homebuilding South East	153,560	165,290	464,204	440,591
Mortgage Banking	21,617	24,447	59,224	71,491

Consolidated revenues	$1,292,088	$1,553,411	$3,701,945	$4,506,994

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Profit:
Homebuilding Mid Atlantic	$75,477	$162,824	$294,137	$610,308
Homebuilding North East	4,934	20,318	12,942	51,708
Homebuilding Mid East	19,648	22,137	55,522	52,233
Homebuilding South East	21,975	24,181	70,139	62,525
Mortgage Banking	15,179	18,157	38,763	49,850

Segment profit	137,213	247,617	471,503	826,624
Contract land deposit impairments	(51,468)	(48,559)	(99,073)	(77,808)
Stock option expense (1)	22,934	(13,854)	(5,575)	(41,010)
Corporate capital allocation	40,809	49,116	115,038	139,344
Unallocated corporate overhead	(11,381)	(11,758)	(57,652)	(73,527)
Consolidation adjustments and other	10,945	(7,638)	16,782	(16,320)
Corporate interest expense	(3,238)	(2,817)	(9,500)	(14,091)

Reconciling items sub-total	8,601	(35,510)	(39,980)	(83,412)

Consolidated income before taxes	$145,814	$212,107	$431,523	$743,212

	September 30,
	2007	2006
Assets:
Homebuilding Mid Atlantic	$968,858	$1,157,135
Homebuilding North East	120,310	177,952
Homebuilding Mid East	165,897	200,222
Homebuilding South East	151,093	121,642
Mortgage Banking	145,655	209,974

Segment assets	1,551,813	1,866,925
Assets not owned, consolidated per Fin 46R	203,782	262,534
Cash	314,364	229,000
Deferred taxes	199,765	156,400
Intangible assets	60,743	60,894
Land reserve	(153,735)	(110,000)
Consolidation adjustments and other (2)	69,942	6,992

Reconciling items sub-total	694,861	605,820

Consolidated assets	$2,246,674	$2,472,745

(1)	This change reflects the reversal of stock-based compensation costs of approximately $31,500 in the third quarter. Refer to Note 5 for further information.

(2)	The amount for September 30, 2007 includes the bulk purchase of approximately $36,700 for lots that have not yet been allocated to the reportable segments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
11. Commitments and Contingencies
     On July 18, 2007, former employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class actions. The class of individuals that any of the lawsuits purport to represent has not been certified. The Company intends to vigorously defend these actions, as the Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful. NVR’s position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against other homebuilders have adopted the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages. Because the company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
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
12. Recent Accounting Pronouncements
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
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by NVR in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than those of historical facts included herein, including those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, general economic and business conditions (on both a national and regional level), interest rate changes, access to suitable financing by NVR and by NVR’s customers, competition, the availability and cost of land and other raw materials used by NVR in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of NVR to integrate any acquired business, fluctuation and volatility of stock and other financial markets, mortgage financing availability and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(A) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of September 30, 2007, we controlled approximately 79,000 lots with deposits in cash and letters of credit totaling approximately $407,000 and $9,000, respectively, and approximately 700 additional lots through joint venture limited liability corporations. Included in the number of controlled lots are approximately 20,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $153,700 as of September 30, 2007 (see note 3 to the accompanying financial statements for further discussion of contract land deposits).
Overview of the Current Business Environment
     The current home sales environment continues to remain challenging, characterized by high levels of existing and new homes available for sale, declining homebuyer confidence and affordability issues, and a more restrictive mortgage lending environment, affecting the secondary mortgage markets related to sub-prime mortgage programs and the jumbo mortgage market. Market conditions have continued to deteriorate from prior quarters, exerting downward pressure on both new orders and on selling prices. Additionally, home prices in many of our markets continue to decline as many homebuilders have reduced prices in an effort to reduce new home inventories. Inventory levels for new and existing homes continue to increase as sales slow due to declining homebuyer confidence and tighter credit markets. We do not expect market conditions to improve in the near term. In response to these challenging market conditions, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. The new order increase of 12% quarter over quarter that we experienced was due to a weak 2006 third quarter comparison rather than an indication that markets are improving. Sales activity slowed noticeably as the quarter progressed. Additionally, new orders within our largest region, the Mid-Atlantic region, were down 6% quarter over quarter. Our cancellation rate for the third quarter of 2007 was 27%, which was flat with the cancellation rate during the same period in 2006, but higher than the 16% experienced in the second quarter of 2007. The cancellation rate was highest in our Washington D.C. sub-market at approximately 44%, which increased from 39% in the third quarter of 2006 and 21% in the second quarter of 2007. Average selling prices for the quarter ended September 30, 2007 decreased by 9% from the same period in 2006 and for the year were down approximately 6% from the year to date period ended September 30, 2006. Average sales prices were down in each of our market segments during both the quarter and year to date periods as compared to the same periods in 2006, except for the South East region where average sales prices were up 8% and 13% for the quarter and year to date periods, respectively.
     As market conditions have continued to deteriorate through the third quarter, we have continued to work with our developers in certain communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market prices, we may exit the community and forfeit our deposit. During the quarter ended September 30, 2007, we recorded contract land deposit impairment charges of approximately $96,500 as compared to approximately $80,800 in the third quarter of 2006. Our year to date contract land deposit impairment charges for 2007 and 2006 were approximately $163,800 and $113,800, respectively. As noted above, as of September 30, 2007 we had a reserve of approximately $153,700 on outstanding contract land deposits related to approximately 20,000 lots. These lots are included in the total number of lots controlled mentioned above. The total number of lots under control is down 19% as compared to the same period in 2006 and down 6% from the second quarter of 2007. As a result of the termination of certain purchase agreements and a reduced pace of entering into new lot option contracts due to uncertainties surrounding the market value of land, we have experienced a 17% reduction in the average number of active communities in which we are selling to 506 communities in the third quarter of 2007 from 609 communities in the same period of 2006.

     For the quarter ended September 30, 2007, consolidated revenues decreased approximately 17% from the same period in 2006. Additionally, net income and diluted earnings per share in the current quarter decreased 30% and 22%, respectively, as compared to the third quarter of 2006. Gross profit margins within our homebuilding business declined to 14.4% in the third quarter of 2007 as compared to 19.0% in the third quarter of 2006. Gross profit margins have been negatively impacted by the pricing pressures created by market conditions which began to erode in the second half of 2005 and continue to be challenging. Additionally, gross profit margins have been negatively impacted by the contract land deposit impairment charges discussed above. Year to date consolidated revenues, net income and diluted earnings per share declined 18%, 41% and 37%, respectively. As a result of the current market conditions and our expectations that the market will remain challenging into 2008, we determined that is was improbable that we would achieve the performance metric related to approximately 410,557 outstanding stock options. The performance metric requires aggregate diluted earnings per share for the years ended December 31, 2005 through December 31, 2008 to exceed $339.00 per share. This determination resulted in the reversal of approximately $31,500 of pre-tax stock-based compensation expense in the third quarter of 2007, which had been recognized in prior reporting periods, as follows: $28,450 in homebuilding general and administrative costs, $900 in homebuilding cost of sales and $2,150 in mortgage banking general and administrative costs. It is expected that none of the outstanding stock options that are subject to the performance metric will vest, and it is improbable that future stock-based compensation will be recognized for these options.
     Based on the current uncertainty in both the homebuilding and mortgage markets, we expect to continue to see downward pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we are aggressively working with our vendors to reduce material and labor costs incurred in the construction process. Additionally, in certain of our markets, we are providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded options as standard options. This provides homebuyers with a more affordable product and the option to upgrade only those features important to each particular buyer. In addition, we made staffing reductions in 2006 to size our organization to meet sales activity levels expected for 2007. We continue to assess and adjust our staffing levels and organizational structure as conditions warrant.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$1,270,471	$1,528,964	$3,642,721	$4,435,503
Cost of Sales	$1,087,399	$1,238,671	$3,002,746	$3,403,893
Gross profit margin percentage	14.4%	19.0%	17.6%	23.3%
Selling, general and administrative	$54,906	$95,574	$253,510	$329,131
Settlements (units)	3,476	3,854	9,639	11,137
Average settlement price	$365.1	$396.3	$377.5	$397.7
New orders (units)	2,660	2,378	10,322	10,215
Average new order price	$330.1	$362.5	$358.4	$380.6
Backlog (units)			7,071	7,388
Average backlog price			$381.2	$424.0

Consolidated Homebuilding – Three Months Ended September 30, 2007 and 2006
     Homebuilding revenues decreased 17% for the third quarter of 2007 compared to the same period in 2006 as a result of a 10% decrease in the number of units settled and an 8% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 11% lower at the start of the third quarter of 2007 as compared to the same period of 2006. Average settlement prices were primarily impacted by a 9% lower average price of homes in backlog entering the third quarter of 2007 as compared to the same period in 2006.
     Gross profit margins in the quarter ended September 30, 2007 declined 460 basis points as compared to the third quarter of 2006 primarily as a result of the increased pressure on selling prices and higher contract land deposit impairment charges of approximately $96,500 as compared to approximately $80,800 in the third quarter of 2006. These impairment charges reduced gross profit margins by 760 basis points and 529 basis points in the third quarters of 2007 and 2006, respectively. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions discussed above.
     New order units increased in the third quarter of 2007 by 12% as compared to the third quarter of 2006, primarily as a result of strong sales in the South East and Mid East regions. The increase in sales in the Mid East region was due primarily to a weak third quarter 2006 comparison. Despite this favorable quarter over quarter increase, we experienced a significant market-wide slowdown in sales activity in August and September of the current quarter as a result of the tightening credit markets. Additionally, new orders within our largest region, the Mid-Atlantic region, were down 6% quarter over quarter. Our cancellation rate for the third quarter of 2007 was 27%, which was flat with the cancellation rate during the same period in 2006, but higher than the 16% experienced in the second quarter of 2007. The cancellation rate was highest in our Washington D.C. sub-market at approximately 44%, which increased from 39% in the third quarter of 2006 and 21% in the second quarter of 2007. Average selling prices for the quarter ended September 30, 2007 decreased by 9% from the same period in 2006. Average sales prices were down in each of our market segments during the quarter as compared to the same periods in 2006, except for the South East region where average sales prices were up 8% in the quarter as compared to the third quarter of 2006. We expect new orders to be negatively impacted in each of our markets in future quarters as the market continues to be challenging. Affordability issues continue to impact many of our markets, which may be further impacted by the deterioration of the credit markets.
     Selling, general and administrative (“SG&A”) expenses for the third quarter decreased by $40,668, or 43%, and as a percentage of revenue decreased to 4.3% from 6.3% in the third quarter of 2006. The decrease in SG&A expenses is primarily attributable to the previously mentioned reversal of $28,450, or 2.2% of revenue, in stock-based compensation costs related to outstanding stock options which are subject to a performance metric, which we have determined is improbable that we will achieve (see footnote 5 to the condensed consolidated financial statements for further discussion). In addition, SG&A costs were favorably impacted by approximately $6,300 due to a decrease in personnel costs as staffing levels have been reduced from the prior year comparative quarter to meet current and expected levels of sales activity.
Consolidated Homebuilding –Nine Months Ended September 30, 2007 and 2006
     Homebuilding revenues decreased 18% for the nine months ended September 30, 2007 compared to the same period in 2006 due to a 14% decrease in the number of units settled and a 5% decrease in the average settlement price. The decrease in the number of units settled is attributable to a 23% lower number of homes in backlog entering 2007 as compared to the same period in 2006, offset partially by a higher backlog turnover rate year over year. The decrease in average settlement prices is attributable to a 7% lower average price of homes in the beginning backlog year over year.
     Gross profit margins in the first nine months of 2007 declined compared to the first nine months of 2006 primarily as a result of the downward pressure on selling prices experienced during 2006 and 2007. Gross profit margins were also negatively impacted by an increase in contract land deposit impairment charges period over period. For the first nine months of 2007, we incurred contract land deposit impairment charges of approximately $163,800 as compared to approximately $113,800 for the same period in 2006.
     New orders for the nine months ended September 30, 2007 increased 1% as compared to the same period in 2006. The average sales price of new orders decreased 6% in the nine-month period ended September 30, 2007 compared to the same period in 2006. Average sales prices are down in each market segment except the South East market where average sales prices have increased approximately 13% in 2007 as compared to 2006 as a result of a shift in the product mix year over year.
     SG&A expenses for the nine-month period ended September 30, 2007 decreased $75,621, or 23%, compared to the same period in 2006, and as a percentage of revenue decreased to 7.0% in 2007 compared to 7.4% for the 2006 period. The decrease in SG&A expenses is primarily attributable to an approximately $33,600 decrease in personnel costs as staffing levels were reduced to meet current and expected levels of sales activity and incentive compensation costs are approximately $11,100 below prior year levels. In addition, SG&A costs were favorably impacted in the current quarter as a result of the previously mentioned reversal of $28,450 in stock-based compensation costs.
     Backlog units and dollars were 7,071 and $2,695,591, respectively, as of September 30, 2007 compared to 7,388 and $3,132,419 as of September 30, 2006. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 23% lower at the beginning of 2007 as compared to the beginning of 2006. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 10% decrease in the average price of homes in ending backlog, resulting primarily from a 7% decrease in the average selling price for new orders over the six-month period ended September 30, 2007 compared to the same period in 2006. As discussed above, average selling prices have been negatively impacted by deteriorating market conditions in each of our markets.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information) to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a lot purchase agreement with the developer, or when we forfeit some or all of the deposit upon restructuring a lot purchase agreement. The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mid Atlantic:
Revenues	$761,591	$931,526	$2,240,252	$2,825,914
Settlements (units)	1,656	1,791	4,728	5,511
Average settlement price	$459.7	$519.9	$473.6	$512.4
New orders (units)	1,061	1,128	4,785	4,740
Average new order price	$408.1	$438.0	$448.9	$488.8
Backlog (units)			3,722	4,203
Average backlog price			$467.5	$519.5
Gross profit margin	$139,904	$235,817	$481,474	$828,946
Gross profit margin percentage	18.37%	25.32%	21.49%	29.33%
Segment profit	$75,477	$162,824	$294,137	$610,308

North East:
Revenues	$118,242	$174,051	$321,570	$466,592
Settlements (units)	345	441	918	1,197
Average settlement price	$342.7	$394.6	$350.2	$389.8
New orders (units)	260	264	1,022	1,119
Average new order price	$330.9	$385.3	$339.4	$375.3
Backlog (units)			644	706
Average backlog price			$341.2	$383.3
Gross profit margin	$15,947	$34,475	$46,993	$93,992
Gross profit margin percentage	13.49%	19.81%	14.61%	20.14%
Segment profit	$4,934	$20,318	$12,942	$51,708

Mid East:
Revenues	$237,078	$258,097	$616,695	$702,406
Settlements (units)	936	966	2,347	2,606
Average settlement price	$252.1	$265.8	$261.3	$268.0
New orders (units)	667	482	2,620	2,489
Average new order price	$240.5	$266.2	$248.6	$268.4
Backlog (units)			1,547	1,484
Average backlog price			$247.5	$273.4
Gross profit margin	$39,296	$45,203	$111,467	$120,327
Gross profit margin percentage	16.58%	17.51%	18.07%	17.13%
Segment profit	$19,648	$22,137	$55,522	$52,233

South East:
Revenues	$153,560	$165,290	$464,204	$440,591
Settlements (units)	539	656	1,646	1,823
Average settlement price	$284.9	$252.0	$282.0	$241.7
New orders (units)	672	504	1,895	1,867
Average new order price	$295.7	$273.5	$291.8	$258.4
Backlog (units)			1,158	995
Average backlog price			$304.7	$274.0
Gross profit margin	$36,173	$36,917	$109,396	$97,948
Gross profit margin percentage	23.56%	22.33%	23.57%	22.23%
Segment profit	$21,975	$24,181	$70,139	$62,525

Mid Atlantic
Three Months Ended September 30, 2007 and 2006
     The Mid Atlantic segment had an approximate $87,300 reduction in segment profit in the three months ended September 30, 2007 compared to the same period in 2006. Revenues decreased 18% for the three months ended September 30, 2007 from the prior year quarter due primarily to a 12% decrease in the average price of homes settled and an 8% decrease in the number of units settled. The decreases in the average settlement price and number of units settled is attributable to an 11% lower average backlog settlement price and an 11% lower backlog unit balance entering the third quarter of 2007 compared to the same period in 2006. The Mid Atlantic segment’s gross profit margin percentage for the quarter decreased to 18.4% from 25.3% in the same period in 2006. Gross margins were negatively impacted by the lower average settlement prices and also by higher contract land deposit impairment charges of approximately $34,500 in the third quarter of 2007 compared to approximately $29,400 in the third quarter of 2006.
     New orders for the third quarter of 2007 decreased 6% from the same period in 2006. In addition, sales activity slowed noticeably as the quarter progressed. We expect that the markets within this segment will continue to be negatively impacted by high levels of new and existing home inventory for sale, affordability issues, and a tougher lending environment resulting from the sub-prime mortgage market deterioration and tightened credit conditions in the jumbo mortgage market as discussed above. The segment’s overall average sales price of new orders decreased 7% in the quarter compared to the third quarter of 2006.
Nine Months Ended September 30, 2007 and 2006
     The Mid Atlantic segment had an approximate $316,200 decrease in segment profit in the nine months ended September 30, 2007 compared to the same period in 2006. Revenues decreased 21% for the nine months ended September 30, 2007 from the prior year period on a 14% decrease in the number of units settled and an 8% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of the period, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to an 8% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage fell to 21.5% in 2007 from 29.3% in 2006. Gross profit margins were adversely affected by the downward pressure on selling prices and higher contract land deposit impairment charges of approximately $49,200 in 2007 compared to approximately $32,900 in 2006.
     New orders for the nine-month period ended September 30, 2007 increased 1% from the same period in 2006. Despite this increase in new orders, we have experienced a noticeable slowdown in market conditions in the Mid Atlantic as the year has progressed. This slowdown continued into the third quarter of 2007 and resulted in a 6% decrease in new orders in the Mid Atlantic segment in the third quarter of 2007 as compared to the third quarter of 2006 as discussed above. We expect market conditions in the Mid Atlantic to remain challenging into future quarters and continue to exert downward pressure on new orders, pricing and gross profit margins. Backlog units and dollars decreased approximately 11% and 20%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 26% lower at the beginning of 2007 as compared to the beginning of 2006. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 10% decrease in the average price of homes in ending backlog, resulting primarily from a 7% decrease in the average selling price for new orders over the six-month period ended September 30, 2007 compared to the same period in 2006.

North East
Three Months Ended September 30, 2007 and 2006
     The North East segment had an approximate $15,400 decrease in segment profit in the three months ended September 30, 2007 compared to the same period in 2006. Revenues decreased approximately 32% as a result of a 22% decrease in the number of units settled and a 13% decline in the average settlement price. The decreases in the number of units settled and the average settlement price is attributable to a 17% lower backlog unit balance and an 11% lower average backlog settlement price entering the third quarter of 2007 compared to the same period in 2006. Gross profit margins decreased to 13.5% in 2007 from 19.8% in 2006 as a result of the lower average settlement prices in 2007. In addition, gross profit margins were negatively impacted by higher contract land deposit impairment charges of approximately $4,200 in the third quarter of 2007 compared to approximately $300 in the third quarter of 2006.
     New orders and the average new order sales price for the third quarter of 2007 decreased 2% and 14%, respectively, from the same period in 2006, as a result of the competitive sales environment within each of our markets in the North East segment which has continued to put downward pressure on sales prices.
Nine Months Ended September 30, 2007 and 2006
     The North East segment had an approximate $38,800 decrease in segment profit in the nine months ended September 30, 2007 compared to the same period in 2006. Revenues decreased 31% for the nine months ended September 30, 2007 from the same prior year period due to a 23% decrease in the number of units settled and a 10% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to a 31% lower beginning backlog period over period partially offset by a higher backlog turnover rate in 2007 as compared to 2006. Average settlement prices are down as a result of an 11% lower average sales price in beginning backlog period over period. Gross profit margins decreased to 14.6% in the first nine months of 2007 from 20.1% in the same period in 2006, primarily as a result of the increased pressure on selling prices, resulting in 10% lower average settlement prices period over period. In addition, gross profit margins were negatively impacted by higher contract land deposit impairment charges of approximately $5,600 in 2007 compared to approximately $400 in 2006.
     New orders for the nine-month period ended September 30, 2007 decreased 9% from the same period in 2006. New orders were negatively impacted by a 22% reduction in the average number of active communities within the North East segment to 52 communities in the third quarter of 2007 from 66 communities in the same period in 2006. Backlog units and dollars were 9% and 19% lower, respectively, in the first nine months of 2007 compared to the same period in 2006, due primarily to the 31% lower backlog unit balance and entering 2007 compared to the same period in 2006 partially offset by a higher backlog turnover rate in 2007. In addition, backlog dollars have been negatively impacted by a 13% lower average sales price over the six-month period ended September 30, 2007 compared to the same period in 2006.
Mid East
Three Months Ended September 30, 2007 and 2006
     The Mid East segment had an approximate $2,500 decrease in segment profit in the three months ended September 30, 2007 compared to the same period in 2006. Revenues decreased 8% due to a 3% decrease in the number of units settled and a 5% decrease in the average settlement price. The decrease in the settlements and average settlement price is primarily attributable to a 8% lower backlog unit balance and a 7% lower average backlog sales price entering the third quarter of 2007 compared to the same period in 2006. Gross profit margins decreased to 16.6% in the third quarter of 2007 from 17.5% in the same period of 2006 as a result of the previously mentioned 5% decrease in average settlement prices and also by higher contract land deposit impairment charges of approximately $6,300 in the third quarter of 2007 compared to approximately $2,500 in the third quarter of 2006.
     New orders for the third quarter of 2007 increased 38% from the same period in 2006, while the average price for new orders declined 10% quarter over quarter. The increase in new orders was attributable in part to a weak 2006 third quarter comparison, as well as to a decrease in the segment’s cancellation rate to 20% in the third quarter of 2007 from 28% in the third quarter of 2006. However, we expect that selling prices and gross profit margins in the markets within this segment will be negatively impacted in future quarters by affordability issues and a tougher lending environment resulting from the sub-prime mortgage market deterioration.
Nine Months Ended September 30, 2007 and 2006
     The Mid East segment had an approximate $3,300 increase in segment profit in the nine months ended September 30, 2007 compared to the same period in 2006, despite a decrease of approximately 12% in revenues for the nine months ended September 30, 2007 from the prior year period. The decrease in revenues is due primarily to a 10% decrease in the number of units settled in the first nine months of 2007 as compared to the same period in 2006. The decrease in the number of units settled is attributable to a 20% lower beginning backlog period over period partially offset by a higher backlog turnover rate in 2007 as compared to 2006. Gross profit margins increased to 18.1% in the first nine months of 2007 from 17.1% in the same period in 2006 as a result of increased efforts to control operating costs, including personnel and material costs.
     New orders for the nine-month period ended September 30, 2007 increased 5% from the same period in 2006, primarily due to a weak 2006 third quarter comparison. Backlog units were higher by 4%, while backlog dollars were 6% lower than the 2006 period. The decrease in backlog dollars is attributable to a decrease of 10% in the average selling price of new orders for the six-month period ended September 30, 2007 as compared to the same period in 2006.
South East
Three Months Ended September 30, 2007 and 2006
     The South East segment had an approximate $2,200 decrease in segment profit in the three months ended September 30, 2007 compared to the same period in 2006. Revenues decreased 7% for the three months ended September 30, 2007 from the prior year quarter due to a 18% decrease in the number of units settled, offset partially by a 13% increase in the average settlement price. The decrease in the number of units settled during the current quarter is attributable to an 11% lower beginning backlog period over period and to a lower backlog turnover rate quarter over quarter. The increase in the average settlement price is attributable to the average price of homes in backlog at the beginning of the third quarter of 2007 being 15% higher than at the same period in 2006. These higher backlog values resulted from the favorable market conditions experienced in the South East segment in prior quarters, allowing us to increase sales prices, as well as a general shift in sales within the region to a larger, higher priced product. Gross profit margins increased to 23.6% in the third quarter of 2007 from 22.3% in the same period of 2006 due to the higher average settlement prices experienced in the current quarter.
     New orders during the third quarter of 2007 were 33% higher than the third quarter of 2006 and the average new order price was 8% higher during the same respective periods. The increase in new orders is attributable to an 18% increase in the average number of active communities within the South East segment to 77 communities in the third quarter of 2007 from 65 communities in the same period in 2006. In addition, average sales absorption within these communities has increased approximately 13% in the third quarter of 2007 as compared to the same period in 2006. We expect market conditions to become more challenging in future quarters within the South East segment as credit markets continue to tighten, resulting in fewer qualified buyers and affordability issues and, in turn, increased pricing pressures on new orders.

Nine Months Ended September 30, 2007 and 2006
     The South East segment had an approximate $7,600 increase in segment profit in the nine months ended September 30, 2007 compared to the same period in 2006. Revenues increased 5% for the nine months ended September 30, 2007 from the prior year period due to a 17% increase in the average settlement price, offset partially by a 10% decrease in the number of units settled. The increase in the average settlement price is attributable to the average price of homes in backlog at the beginning of 2007 being 20% higher than at the same period in 2006 due to favorable market conditions allowing us to increase selling prices in prior quarters and the aforementioned shift into more upscale communities. Gross profit margins increased to 23.6% in the first nine months of 2007 from 22.2% in the same period of 2006 as a result of the increase in the average settlement prices in 2007 to date.
     New orders during the nine-month period ended September 30, 2007 increased 2% from the same period in 2006 and the average new order price increased 13% over the same respective periods. The increase in new orders is primarily attributable to the aforementioned 33% increase in new orders in the third quarter of 2007 as compared to the third quarter of 2006. The increase in the average new order price is attributable to favorable market conditions experienced in the South East segment through the first half of 2007, allowing us to increase sales prices. In addition, there has been a general shift in sales within the region to a larger, higher priced product. Backlog units and dollars were 16% and 29% higher than the 2006 period. Backlog units were higher due to a lower backlog turnover rate year over year and an 8% increase in the number of new orders for the six-month period ended September 30, 2007 as compared to the same period in 2006. Backlog dollars are higher as a result of the increase in the number of backlog units coupled with a 10% higher average selling price for the six-month period ended September 30, 2007 as compared to the same period in 2006. Although the South East segment has not been as severely impacted by the adverse economic conditions within the homebuilding industry as our other reporting segments, the markets in this segment are showing similar signs of the overall slowdown being experienced in our other reporting segments. As a result, we expect that selling prices and gross profit margins in the markets within this segment will be negatively impacted in future quarters.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$139,904	$235,817	$481,474	$828,946
Homebuilding North East	15,947	34,475	46,993	93,992
Homebuilding Mid East	39,296	45,203	111,467	120,327
Homebuilding South East	36,173	36,917	109,396	97,948
Consolidation adjustments and other	(48,248)	(62,119)	(109,355)	(109,603)

Segment gross profit	$183,072	$290,293	$639,975	$1,031,610

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$75,477	$162,824	$294,137	$610,308
Homebuilding North East	4,934	20,318	12,942	51,708
Homebuilding Mid East	19,648	22,137	55,522	52,233
Homebuilding South East	21,975	24,181	70,139	62,525

Segment profit before tax	122,034	229,460	432,740	776,774
Reconciling items:
Contract land deposit impairments	(51,468)	(48,559)	(99,073)	(77,808)
Stock option expense (1)	21,299	(12,988)	(5,440)	(38,418)
Corporate capital allocation (2)	40,809	49,116	115,038	139,344
Unallocated corporate overhead (3)	(11,381)	(11,758)	(57,652)	(73,527)
Consolidation adjustments and other (4)	10,945	(7,638)	16,782	(16,320)
Corporate interest expense	(3,238)	(2,817)	(9,500)	(14,091)

Reconciling items sub-total	6,966	(34,644)	(39,845)	(80,820)

Homebuilding consolidated profit before taxes	$129,000	$194,816	$392,895	$695,954

(1)	The change in 2007 compared to 2006 for both the three and nine-month periods is due to the reversal of stock-based compensation costs of $29,350 during the third quarter of 2007 (see note 5 to the accompanying financial statements).

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Homebuilding Mid Atlantic	$28,635	$34,845	$80,137	$99,635
Homebuilding North East	3,745	5,118	11,348	14,437
Homebuilding Mid East	4,752	5,721	13,262	16,103
Homebuilding South East	3,677	3,432	10,291	9,169

Total	$40,809	$49,116	$115,038	$139,344

(3)	For the nine month comparison, the change is driven primarily by a reduction in management incentive costs of approximately $11,000 and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(4)	The favorable variance in 2007 compared to 2006 for both the three and nine-month periods is primarily due to increased interest income due to higher average cash balances and decreased operating activity.

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2007 and 2006
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loan closing volume:
Total principal	$793,749	$986,677	$2,358,218	$2,846,920

Loan volume mix:
Adjustable rate mortgages	15%	38%	21%	38%

Fixed-rate mortgages	85%	62%	79%	62%

Operating profit:
Segment profit	$15,179	$18,157	$38,763	$49,850
Stock option expense	1,635	(866)	(135)	(2,592)

Mortgage banking income before tax	$16,814	$17,291	$38,628	$47,258

Mortgage banking fees:
Net gain on sale of loans	$16,472	$18,090	$43,874	$52,891
Title services	5,046	6,084	14,959	17,796
Servicing	99	273	391	804

	$21,617	$24,447	$59,224	$71,491

     Loan closing volume for the three months ended September 30, 2007 decreased 20% from the same period in 2006. The 2007 decrease is primarily attributable to a 13% decrease in the number of units closed and a 7% decrease in the average loan amount. Loan closing volume for the nine months ended September 30, 2007 decreased 17% from the same period in 2006. This decrease is primarily attributable to a 15% decrease in the number of units closed and a 3% decrease in the average loan amount. The unit decreases for the three and nine months ended September 30, 2007 reflect decreases in the unit activity of the homebuilding segment from the 2006 respective periods, as noted above. The decrease in the average loan amount for the three-month period reflects the aforementioned decrease in the homebuilding segment’s average settlement prices. The number of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”) was 84% and 86% for the quarters ended September 30, 2007 and 2006, respectively, and 85% and 86% for the nine-month periods ending September 30, 2007 and 2006, respectively.
     Segment profit for the three months ended September 30, 2007 decreased approximately $3,000 from the same period for 2006. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume. Segment profit for the nine months ended September 30, 2007 decreased approximately $11,100 from the same period for 2006. The decrease is primarily due to a decrease in mortgage banking fees attributable to the aforementioned closed loan volume decrease. The decrease in mortgage banking fees was partially offset by an approximately $4,000 favorable decrease in contractual repayments of loan sale income to investors for loans that were paid in full by the borrower within a set number of days following the sale of the loan and an increase in the percentage of fixed rate loans in the product mix.

     As noted above, due to continued earnings decline resulting from the deterioration in market conditions and our expectation that market conditions will not improve in the near term, the third quarter 2007 NVRM results were also impacted by the determination that it is improbable that that we will achieve the performance metric related to certain outstanding stock options. This determination resulted in the reversal of approximately $2,150 of pre-tax stock-based compensation costs recognized prior to the 2007 third quarter.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In many cases, NVRM is reducing the fees charged to its borrowers in an effort to assist our selling efforts, and is likely to continue doing so in the foreseeable future which will adversely impact the mortgage segment’s future results. In addition, the mortgage company’s operating results may be adversely affected in future periods due to the tightening credit markets. Specifically, secondary markets for non-conforming loans and loans where buyers put little or no money down on the home have experienced a substantial reduction in the number of investors willing to purchase such products. The decrease of secondary marketing liquidity for these products has reduced the number of potential homebuyers, and thus the number of potential borrowers for the mortgage segment.
Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the nine months ended September 30, 2007, our operating activities provided cash of $180,867. Operating cash was primarily provided by our homebuilding operations and by an approximate $41,000 decrease in mortgage loans held for sale. Cash of approximately $246,000 was used to fund the increase in homebuilding inventory. Sold units under construction increased at September 30, 2007 compared to December 31, 2006 and unsold inventory increased approximately $36,000 primarily due to the bulk purchase of finished lots from another homebuilder. The presentation of operating cash flows was also reduced by $68,322, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital.
     Net cash used for investing activities was $5,446 for the period ended September 30, 2007, and was used primarily for property and equipment purchases throughout the period.
     Net cash used for financing activities was $414,349 for the period ended September 30, 2007. During the nine months ended September 30, 2007, we repurchased approximately 785,000 shares of our common stock at an aggregate purchase price of $507,472 under our ongoing common stock repurchase program, discussed below. We also reduced net borrowings under the mortgage warehouse facility by approximately $42,000. Cash was provided by the receipt of $66,898 in proceeds from employee stock option exercises and by the realization of $68,322 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility ( “Homebuilding Credit Facility”) to provide for working capital cash requirements. The Homebuilding Credit Facility provides for borrowings of up to $600,000, subject to certain borrowing base limitations. The Homebuilding Credit Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Homebuilding Credit Facility. Up to $150,000 of the Homebuilding Credit Facility is currently available for issuance in the form of letters of credit, of which $17,461 was outstanding at September 30, 2007. There were no direct borrowings outstanding under the Homebuilding Credit Facility as of September 30, 2007. At September 30, 2007, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. The mortgage banking segment utilizes an annually renewable mortgage warehouse facility (“Mortgage Banking Credit Facility”) with an aggregate available borrowing limit of $125,000 to fund its mortgage origination activities. The interest rate under the Mortgage Banking Credit Facility is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The Mortgage Banking Credit Facility expires in August 2008. There was $111,647 outstanding under the Mortgage Banking Credit Facility at September 30, 2007. At September 30, 2007, there were no borrowing base limitations reducing the amount available to us for borrowings.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the third quarter of 2007. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
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
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See note 2 to the accompanying financial statements for further information.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in our existing contract land deposit portfolio. The allowance reflects management’s judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2007 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. As of September 30, 2007, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on our judgment, considering such factors as our history of operating success, our well recognized brand names and the significant positions held in the markets in which we operate. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2007 balance sheet (see note 9 to the accompanying financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock Option Expense
     SFAS No. 123R, Share-Based Payment, requires us to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method), and if the performance condition is expected to be met.
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
     In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. While we currently believe that the performance condition will not be satisfied, our future expected activity levels could cause us to make a different determination, resulting in the recognition of all compensation cost related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the nine months ended September 30, 2007 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the nine months ended September 30, 2007. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2006.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 18, 2007, former employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in the Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class action. The class of individuals that any of the lawsuits purport to represent has not been certified. We intend to vigorously defend these actions, as we believe that our compensation practices in regard to sales and marketing representatives are entirely lawful. Our position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against other homebuilders have adopted the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     On April 16, 2007, a lawsuit was filed by one of our customers against us in the United States District Court for the Western District of Pennsylvania. The plaintiffs allege that we violated Section 8 of the Real Estate Settlement and Protection Act. The complaint seeks treble damages, interest, injunctive and declaratory relief, attorney fees and other expenses. The lawsuit was filed as a purported class action. The court has not certified the class of individuals that the lawsuit purports to represent. Similar lawsuits have been filed against at least two other homebuilders operating in Pennsylvania. We intend to defend this action vigorously. However, at this time, we are unable to express an opinion as to the likelihood of an unfavorable outcome, or the amount of damages, if any. Accordingly, we have not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
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
     Our operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. Such negative trends could have a material adverse effect on homebuilding operations.
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
     Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, both of which could result in our potential customers inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or not be able to originate loans at all.
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to $125 million available in an annually renewable warehouse credit facility to fund mortgage closings. In the event that disruptions to the secondary markets occur that tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     We had two repurchase authorizations outstanding during the quarter ended September 30, 2007. On April 4, 2007 (the “April Authorization”) and July 31, 2007 (the “July Authorization”), we publicly announced the Board of Director’s approval to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions under each authorization. Neither the April Authorization nor the July Authorization has an expiration date. The Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. During the quarter ended September 30, 2007, we completed the utilization of the April Authorization. We repurchased the following shares of our common stock during the third quarter of 2007:

				Maximum Number
				(or Approximate
				Dollar Value) of
		Average	Total Number of Shares	Shares that May
	Total Number	Price	Purchased as Part of	Yet Be Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
July 1-31, 2007 (1)	244,439	$640.95	244,439	$367,467
August 1-31, 2007 (2)	234,649	$601.69	234,649	$226,280
September 1-30, 2007	—	—	—	$226,280
Total	479,088	$621.72	479,088	$226,280

(1)	All shares were purchased under the April Authorization.

(2)	112,389 shares were purchased under the April Authorization. These shares purchased during the period, when added to the shares purchased in prior periods, fully utilized the April Authorization. The remaining 122,260 shares were purchased under the July Authorization. The aggregate $226,280 of our common stock that remains available for repurchase relates solely to the July Authorization.
Item 6. Exhibits
     (a) Exhibits:
10.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.2	NVR, Inc. Bylaws. Filed as Exhibit 99.2 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.3	The Sixteenth Amendment to Loan Agreement and Amendment to Pledge and Security Agreement dated as of August 23, 2007, with U.S. Bank National Association, as agent, and Comerica Bank, National City Bank, Washington Mutual Bank, F.A. and U.S. Bank National Association, each as a Lender, filed as exhibit 10.1 to NVR’s Form 8-K filed August 23, 2007 and incorporated by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2007	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

10.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.2	NVR, Inc. Bylaws. Filed as Exhibit 99.2 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

10.3	The Sixteenth Amendment to Loan Agreement and Amendment to Pledge and Security Agreement dated as of August 23, 2007, with U.S. Bank National Association, as agent, and Comerica Bank, National City Bank, Washington Mutual Bank, F.A. and U.S. Bank National Association, each as a Lender, filed as exhibit 10.1 to NVR’s Form 8-K filed August 23, 2007 and incorporated by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	41

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43