Form 10-K
period 2007-12-31
NVR INC
filed 2008-02-22
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission file number 1-12378
NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1394360

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
11700 Plaza America Drive, Suite 500
Reston, Virginia 20190
(703) 956-4000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange
5% Senior Notes due 2010	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 29, 2007, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was $3,354,186,383.
As of February 18, 2008 there were 5,261,167 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 29, 2008 are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve our homebuilding customers, we also operate a mortgage banking business. We conduct our homebuilding activities directly, except for Rymarc Homes, which is operated as a wholly owned subsidiary. Our mortgage banking operations are operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.
     We are one of the largest homebuilders in the United States. While we operate in multiple locations in twelve states, primarily in the eastern part of the United States, approximately 36% of our home settlements in 2007 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 49% of our 2007 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Kentucky. During 2007, Ryan Homes exited the Detroit, Michigan market. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, South Carolina market. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2007, our average price of a settled unit was approximately $373,000.
     We do not engage in the land development business. Instead, we acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     Our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we do not guarantee lot purchases on a specific performance basis under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
     On a very limited basis, we also obtain finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any of the LLC’s debt. We enter into a standard fixed price purchase agreement to purchase lots from these LLC’s. At December 31, 2007, we had an aggregate investment totaling approximately $13 million in twelve separate LLC’s which controlled approximately 700 lots.

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
Current Business Environment
     Market conditions within the homebuilding industry continued to deteriorate throughout 2007. The slowdown which began in the second half of 2005 has been driven by declining consumer confidence, affordability issues and reduced demand for new homes. Additionally, instability within the credit markets in 2007 has placed additional pressures on affordability and demand for new homes. As demand for new homes has slowed, the industry has been faced with higher levels of new and existing home inventories. Each of these market factors has resulted in an extremely competitive sales environment and has forced us and our competitors to reduce prices and offer sales incentives. In turn, our home sales and profit margins have been negatively impacted from prior years. We expect the current challenging market conditions to continue in 2008. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 900 to 7,300 square feet. During 2007, the prices of our homes settled ranged from approximately $60,000 to $2,500,000 and averaged approximately $373,000. During 2006, our average price was approximately $398,000.
     Markets
     Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
     Further discussion of settlements, new orders and backlog activity by homebuilding reportable segment for each of the last three years can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7 of this report).
     Backlog
     Backlog totaled 5,145 units and approximately $1.9 billion at December 31, 2007 compared to backlog of 6,388 units and approximately $2.6 billion at December 31, 2006. Our cancellation rate was approximately 21% during 2007. During 2006 and 2005, our cancellation rates were approximately 19% and 12%, respectively. We can provide no assurance that our historical cancellation rate is indicative of the actual cancellation rate that may occur in 2008, and our cancellation rate could continue to increase. See “Risk Factors” in Item 1A.

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
     The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability of mortgage finance programs. See “Risk Factors” in Item 1A.
     We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.

Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2007, NVRM closed approximately 10,600 loans with an aggregate principal amount of approximately $3.2 billion as compared to 12,200 loans with an aggregate principal amount of approximately $3.9 billion in 2006.
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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2007 and 2006, had an aggregate principal balance of $1.2 billion and $1.6 billion, respectively. Our cancellation rate was approximately 45% in 2007. During 2006 and 2005, our cancellation rates were approximately 35% and 27%, respectively. We can provide no assurance that the prior year cancellation rate is indicative of the actual cancellation rate that may occur in 2008, and our cancellation rate could continue to increase. See “Risk Factors” in Item 1A.
Employees
     At December 31, 2007, we employed 4,119 full-time persons, of whom 1,538 were officers and management personnel, 279 were technical and construction personnel, 818 were sales personnel, 640 were administrative personnel and 844 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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
     Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates and Policies and Procedures on Security Holder Communications with the Board of Directors. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website (of which there were none in 2007). On January 2, 2008, in connection with the transfer of the listing of our common stock to the New York Stock Exchange, we amended the Code of Ethics to include the following four topics that were not previously included in the Code of Ethics: (1) confidential, proprietary and inside information, (2) corporate opportunities, (3) competition and fair dealing, and (4) personal use or acquisition of company property and supplies. Previously, these topics were included in the NVR, Inc. Standards of Business Conduct, which are in addition to the Code of Ethics.
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
Item 1A. Risk Factors.
Forward-Looking Statements
     Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.

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
All of these risks are discussed in detail below.
The homebuilding industry is experiencing a significant downturn. The continuation of this downturn could adversely affect our business and our results of operations.
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence, affordability issues and uncertainty as to the stability of home prices. As a result, we have experienced reduced demand for new homes. These market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Interest rate movements, inflation and other economic factors can negatively impact our business.
     High rates of inflation generally affect the homebuilding industry adversely because of their adverse impact on interest rates. High interest rates not only increase the cost of borrowed funds to homebuilders but also have a significant effect on housing demand and on the affordability of permanent mortgage financing to prospective purchasers. We are also subject to potential volatility in the price of commodities that impact costs of materials used in our homebuilding business. Increases in prevailing interest rates could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
     Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers accounted for almost all of our mortgage banking business in 2007. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.
     Our mortgage banking business also is affected by interest rate fluctuations. We also may experience marketing losses resulting from daily increases in interest rates to the extent we are unable to match interest rates and amounts on loans we have committed to originate with forward commitments from third parties to purchase such loans. Increases in interest rates may have a material adverse effect on our mortgage banking revenue, profitability, stock performance, ability to service our debt obligations and future cash flows.
     Our operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, and consumer confidence and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. Such negative trends could have a material adverse effect on homebuilding operations.

     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 36% of our home settlements during 2007 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 49% of our 2007 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
Our inability to secure and control an adequate inventory of lots could adversely impact our operations.
     The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of building lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. An insufficient supply of building lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion, or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If the market value of our inventory or controlled lot position declines, our profit could decrease.
     Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreement to developers for the contractual right to acquire the lots. In the event of significant changes in economic or market conditions, we may cease further building activities in communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also dispose of certain subdivision inventories on a bulk or other basis. Either action may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to $125 million available in an annually renewable warehouse credit facility to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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
     Our existing indebtedness contains financial and other restrictive covenants and any future indebtedness may also contain covenants. These covenants include limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay cash dividends and make distributions, make loans and investments, enter into transactions with affiliates, effect certain asset sales, incur certain liens, merge or consolidate with any other person, or transfer all or substantially all of our properties and assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants which could result in decreased liquidity or a default on our indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. We have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
     We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. We are subject to a variety of environmental conditions that can affect our business and our homebuilding projects. The particular environmental laws that apply to any given homebuilding site vary greatly according to the location and environmental condition of the site and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, cause us to incur substantial compliance and other costs, or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas, thereby adversely affecting our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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
     There can be no assurance that we will continue to compete successfully in our homebuilding or mortgage banking operations. An inability to effectively compete may have an adverse impact on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
A shortage of building materials or labor, or increases in materials or labor costs may adversely impact our operations.
     The homebuilding business has from time to time experienced building material and labor shortages, including shortages in insulation, drywall, certain carpentry work and concrete, as well as fluctuating lumber prices and supply. In addition, high employment levels and strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. Significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Product liability litigation and warranty claims may adversely impact our operations.
     Construction defect and home warranty claims are common and can represent a substantial risk for the homebuilding industry. The cost of insuring against construction defect and product liability claims, as well as the claims themselves, can be high. In addition, insurance companies limit coverage offered to protect against these claims. Further restrictions on coverage available, or significant increases in premium costs or claims, could have a material adverse effect on our financial results.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
     The effects of possible changes in the tax laws or changes in their interpretation could have a material negative impact on our operating results.

Weather-related and other events beyond our control may adversely impact our operations.
     Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space, of which approximately 9,800 square feet we have subleased to a third party. The current corporate office lease expires in April 2015.
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
     We also, in connection with both our homebuilding and mortgage banking businesses, lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2014, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on acceptable terms.
Item 3. Legal Proceedings.
     On July 18, 2007, former employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in the Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class actions. The class of individuals that any of the lawsuits purport to represent has not been certified. We intend to vigorously defend these actions, as we believe that our compensation practices in regard to sales and marketing representatives are entirely lawful. Our position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against other homebuilders have adopted the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in our consolidated balance sheet.

     In 2006 and 2005, we received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding our storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. We have provided the EPA with information in response to each of its requests. Additionally, in 2005, the EPA notified us of alleged storm water management violations under the Act at a homebuilding site in Pennsylvania, and that we may potentially be subject to administrative fines of up to $157,000 for the alleged violations. We have completed our building activity at the homebuilding site alleged to be in violation. We cannot predict the outcome of the EPA’s review of our storm water management practices. Further, it is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania, thus we have not recorded any associated liabilities in our consolidated balance sheet.
     On April 16, 2007, a lawsuit was filed by one of our customers against us in the United States District Court for the Western District of Pennsylvania alleging that we violated Section 8 of the Real Estate Settlement and Protection Act. The complaint sought treble damages, interest, injunctive and declaratory relief, attorney fees and other expenses. The lawsuit was filed as a purported class action. In January 2008, the suit was settled for a nominal amount and dismissed in its entirety.
     We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.
Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	66	Chairman of the Board of NVR
Paul C. Saville	52	President and Chief Executive Officer of NVR
William J. Inman	60	President of NVRM
Dennis M. Seremet	52	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	41	Vice President and Controller of NVR
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
William J. Inman has been President of NVRM since January 1992.
Dennis M. Seremet was named Vice President, Chief Financial Officer and Treasurer of NVR, effective July 1, 2005 and Senior Vice President effective December 14, 2007. Prior to July 1, 2005, Mr. Seremet had been Vice President and Controller of NVR since April 1, 1995.
Robert W. Henley was named Vice President and Controller of NVR effective July 1, 2005. Prior to July 1, 2005, Mr. Henley served as Manager of SEC Reporting from 1995 through 2000. In 2000, Mr. Henley was appointed to the position of Assistant Controller.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our shares of common stock are listed and principally traded on the New York Stock Exchange effective January 2, 2008. Prior to that date, our shares of common stock were listed and principally traded on the American Stock Exchange (“AMEX”). The following table sets forth the high and low closing prices per share for our common stock on the AMEX for each fiscal quarter during the years ended December 31, 2007 and 2006:

	HIGH	LOW
Prices per Share:

2007:
Fourth Quarter	$560.50	$413.50
Third Quarter	$718.00	$450.25
Second Quarter	$842.00	$665.50
First Quarter	$732.50	$592.75

2006:
Fourth Quarter	$672.00	$517.00
Third Quarter	$586.00	$394.00
Second Quarter	$842.98	$486.00
First Quarter	$822.88	$706.50
     As of the close of business on February 18, 2008, there were 404 shareholders of record.
     We have never paid a cash dividend on our shares of common stock. Our bank indebtedness contains certain restrictive covenants, which limit our ability to pay cash dividends on our common stock. See further discussion of the restrictive covenants in the Liquidity section of Part II, Item 7 of the Form 10-K.
     We had one repurchase authorization outstanding during the quarter ended December 31, 2007. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the fourth quarter of 2007. We have $226.3 million available under the July Authorization as of December 31, 2007.

Stock Performance Graph
COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY
     The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2002 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period. The Dow/Home Construction Index is comprised of NVR, Inc., Pulte Homes, Inc., Beazer Homes USA, Inc., Ryland Group, Inc., Centex Corp., KB Home, Champion Enterprises, Inc., Lennar Corp., DR Horton, Inc., MDC Holdings, Inc., Hovnanian Enterprises, Inc., Standard Pacific Corp., Meritage Homes Corp. and Toll Brothers, Inc.
(a) Assumes that $100 was invested in NVR stock and the indices on December 31, 2002.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$5,048,187	$6,036,236	$5,177,743	$4,247,503	$3,600,917
Gross profit	821,128	1,334,971	1,439,713	1,091,217	889,056

Mortgage Banking data:
Mortgage banking fees	81,155	97,888	84,604	72,219	76,647
Interest income	4,900	7,704	5,014	4,249	5,198
Interest expense	681	2,805	1,759	1,088	1,293
Consolidated data:
Income from continuing operations (1)	$333,955	$587,412	$697,559	$523,204	$419,791
Income from continuing operations per diluted share (2)	$54.14	$88.05	$89.61	$66.42	$48.39

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Homebuilding inventory	$688,854	$733,616	$793,975	$588,540	$523,773
Contract land deposits, net	188,528	402,170	517,241	362,990	268,463
Total assets	2,194,416	2,473,808	2,237,669	1,755,998	1,347,136
Notes and loans payable	286,283	356,632	463,141	213,803	257,859
Shareholders’ equity	1,129,375	1,152,074	677,162	834,995	494,868
Cash dividends per share	—	—	—	—	—

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, pursuant to which we recognized $11,669 and $37,982 of stock-based compensation costs, net of tax, during 2007 and 2006, respectively. The 2007 stock-based compensation amount is net of approximately $19,200 of stock-based compensation expense, net of tax, that we reversed based on our determination that the performance metric related to certain outstanding stock options will not be met. The periods prior to 2006 presented above do not include any stock-based compensation expense.

(2)	For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, income from continuing operations per diluted share was computed based on 6,167,795; 6,671,571; 7,784,382; 7,876,869; and 8,674,363 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2007, 2006, and 2005
Overview
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

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
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
     Because we are not active in the land development business, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished building lots at market prices from various development entities under purchase agreements. These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of December 31, 2007, we controlled approximately 67,600 lots with deposits in cash and letters of credit totaling approximately $329,000 and $9,000, respectively. Included in the number of controlled lots are approximately 17,100 lots for which we have recorded a contract land deposit impairment reserve of approximately $133,700 as of December 31, 2007. See Note 1 to the consolidated financial statements included herein for additional information regarding contract land deposits.

Overview of Current Business Environment
     The current home sales environment remains challenging, characterized by an increase in the number of existing and new homes available for sale, declining homebuyer confidence, affordability issues and a more restrictive mortgage lending environment. The mortgage market changed significantly during 2007 due to the turmoil in the credit markets. It became more difficult for our customers to obtain mortgage financing, especially for customers seeking sub-prime or jumbo mortgage products. In addition, some of our markets have been designated as “declining markets” by certain lenders, thereby increasing the downpayment required to obtain a mortgage loan. This in turn has further reduced affordability. Market conditions deteriorated throughout 2007, exerting downward pressure on both new orders and on selling prices. Selling prices in most of our markets have also been negatively impacted as many homebuilders have reduced prices in an effort to reduce new home inventories. As a result of these deteriorating market conditions, new orders for 2007 were down 7% from the prior year and we experienced an increase in our cancellation rate to 21% in 2007 from 19% in 2006. In addition, we experienced an increase in cancellation rates in the fourth quarter of 2007 to 32% from 20% in the fourth quarter of 2006. Cancellation rates were the highest in our Mid-Atlantic segment, where they increased to 25% for the year ended 2007 from 23% in 2006, and for the fourth quarter increased to 37% in 2007 from 25% in the fourth quarter of 2006. Additionally, prevailing market conditions exerted downward pressure on selling prices, and in response, we increased incentives to homebuyers and reduced prices in many of our markets. These pricing pressures led to a 7% decrease in the average selling price for new orders in 2007 as compared to 2006. Average selling prices for the six-month period ended December 31, 2007 were down 11% from the same period in 2006. Average selling prices were down in each of our market segments for the year except for the South East segment where average selling prices increased approximately 10% year over year and were higher by 4% for the six-month period ended December 31, 2007 as compared to the same period in 2006.
     Throughout 2007, we have continued to work with our developers to reduce lot purchase prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the purchase agreements to meet current market prices, we may exit the community and forfeit our deposit. During 2007, we incurred contract land deposit impairment charges of approximately $261,800 from such actual or expected terminations, or from restructured purchase agreements where we forfeited the deposit. In 2006, contract land deposit impairment charges totaled approximately $173,800. As noted above, as of December 31, 2007 we had a reserve of approximately $133,700 on outstanding contract land deposits related to approximately 17,100 lots. These lots are included in the total number of lots controlled mentioned above. The total number of lots controlled at December 31, 2007 is down 24% from approximately 88,500 lots at December 31, 2006 due to the termination of certain purchase agreements and a reduced pace of entering into new lot purchase agreements due to uncertainties within the homebuilding market and its impact on the market value of land.
     Consolidated revenues for 2007 decreased 16% to $5,129,342 from $6,134,124 in 2006. Net income for 2007 was $333,955, $54.14 per diluted share, compared to net income of $587,412, $88.05 per diluted share, a 43% decrease in net income and a 39% decrease in diluted earnings per share. Gross profit margins within our homebuilding business decreased to 16.3% in 2007 from 22.1% in 2006. Gross profit margins have been negatively impacted by the aforementioned lower selling prices and increased incentives and continue to trend lower. Additionally, gross profit margins were negatively impacted by the contract land deposit impairment charges in 2007 as discussed above.
     As a result of our current year performance and our expectations that the market will remain challenging in 2008, we determined that is was improbable that we would achieve the performance metric related to 410,557 outstanding stock options. The performance metric requires aggregate diluted earnings per share for the years ended December 31, 2005 through December 31, 2008 to exceed $339.00 per share. This determination resulted in the reversal of approximately $31,500 of pre-tax stock-based compensation expense during the third quarter of 2007, which had been recognized in prior reporting periods, as follows: $28,450 in homebuilding general and administrative costs, $900 in homebuilding cost of sales and $2,150 in mortgage banking general and administrative costs. It is expected that none of the outstanding stock options that are subject to the performance metric will vest, and it is improbable that future stock-based compensation will be recognized for these options.
     Based on the current uncertainty in both the homebuilding and mortgage markets, we expect to see continued pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we are aggressively working with our vendors to reduce material and labor costs incurred in the construction process, in addition to the focus on reducing lot costs as discussed above. Additionally, in many of our markets, we are providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded features as standard options. This provides homebuyers with a more affordable product and the option to upgrade only those features important to each particular buyer. In addition, we made further staffing reductions in 2007 to size our organization to meet expected sales activity levels for future periods. We continue to assess and adjust our staffing levels and organizational structure as conditions warrant.

Homebuilding Operations
     The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2007	2006	2005

Revenues	$5,048,187	$6,036,236	$5,177,743
Cost of sales	$4,227,059	$4,701,265	$3,738,030
Gross profit margin percentage	16.3%	22.1%	27.8%
Selling, general and administrative expenses	$343,520	$432,319	$345,525
Settlements (units)	13,513	15,139	13,787
Average settlement price	$373.2	$398.2	$374.9
New orders (units)	12,270	13,217	14,653
Average new order price	$352.0	$377.4	$404.6
Backlog (units)	5,145	6,388	8,310
Average backlog price	$371.3	$412.4	$442.0
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2007 decreased 16% from 2006, primarily as a result of an 11% decrease in the number of homes settled and a 6% decrease in the average settlement price. These decreases were driven primarily by a 23% lower number of units in backlog and a 7% lower average price of units in backlog at the beginning of 2007 as compared to the beginning of 2006.
     Homebuilding revenues for 2006 increased 17% from 2005, primarily as a result of a 10% increase in the number of homes settled and a 6% increase in the average settlement price. Each of these increases was driven by a higher backlog at the beginning of 2006 as compared to the beginning of 2005. Beginning backlog units and dollars were 13% and 26% higher, respectively, year over year. Additionally, these increases in settlements were experienced year over year in each of our markets.
Consolidated Homebuilding New Orders
     The number of new orders for 2007 and the average selling price of new orders each decreased 7% when compared to 2006. The current challenging market conditions, which began to deteriorate in the second half of 2005, have led to an increase in cancellation rates year over year to 21% in 2007 from 19% in 2006 and in turn have negatively impacted new orders in 2007. Additionally, we noted a significant increase in the cancellation rates in the fourth quarter of 2007 to 32% from 20% in the fourth quarter of 2006. These increases in cancellation rates are driven by continued tightening of mortgage underwriting standards and financing availability which impacts not only our customers’ ability to secure financing for their new home purchase but also has impacted our customers’ ability to sell their existing homes leading to contract cancellations. Sales were also negatively impacted by a 14% reduction in the average number of active communities in 2007, down to 505 from 589 in 2006. The decrease in the average number of active communities is a result of the termination of certain purchase agreements and a reduced pace of entering into new lot option contracts due to uncertainties within the homebuilding market and its impact on the market value of land.

     The number of new orders for 2006 decreased 10% from 2005, and the value of new orders for 2006 decreased 16% to $4,988,137 from $5,928,815 in 2005. The decrease in new orders was attributable to lower sales absorption per community resulting from a more competitive sales environment in 2006 as compared to 2005. The average number of communities open during 2006 exceeded the number open during 2005 by 13%, while the average number of communities open during the fourth quarter of 2006 of 551 was down 6% from the same period in 2005. The decrease in the number of active communities in the fourth quarter was attributable to our review of our lot option deposit contracts and the subsequent exiting from certain communities which were no longer profitable.
Consolidated Homebuilding Gross Profit
     Gross profit margins declined to 16.3% in 2007 from 22.1% in 2006. Gross profit margins were negatively impacted in 2007 by lower selling prices created by the aforementioned difficult market conditions. Additionally, gross profit margins were negatively impacted by the contract land deposit impairment charges in 2007 of $261,800, or 519 basis points, as compared to $173,800 in 2006, or 288 basis points. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions as previously discussed in the Overview section above.
     Gross profit margins declined to 22.1% in 2006 from 27.8% in 2005. Gross profit margins were negatively impacted by lower selling prices, contract land deposit impairment charges in 2006, and higher lot and certain commodity costs, excluding lumber. During 2006, we incurred contract land deposit impairment charges of approximately $173,800. These impairments lowered gross profit margins by 288 basis points. In 2005, contract land deposit impairment charges totaled approximately $12,600.
Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
     SG&A expenses in 2007 decreased $88,799, or 21%, from 2006 and as a percentage of revenue, decreased to 6.8% in 2007 from 7.2% in 2006. The decrease in SG&A expenses is partially attributable to an approximate $36,300 decrease in personnel costs. This decrease resulted from a reduction in staffing levels to meet current and expected levels of sales activity and lower incentive compensation costs of approximately $9,200 year over year. In addition, SG&A costs were favorably impacted by a reduction of approximately $39,800 in stock-based compensation costs in 2007 as compared to 2006. As discussed in the Overview section above, during 2007 we determined that is was improbable that we would achieve the performance metric related to 410,557 outstanding stock options. This determination resulted in the reversal of approximately $28,450 in stock-based compensation. In addition, because it is expected that none of the outstanding stock options that are subject to the performance metric will vest, we did not record any additional compensation costs related to these options in the fourth quarter of 2007. SG&A costs were also favorably impacted by a reduction in marketing costs of approximately $10,000 in 2007 from 2006 due to the aforementioned 14% reduction in the average number of active communities in the current year.
     SG&A expense increased $86,794, or 25%, year over year and as a percentage of revenue increased to 7.2% in 2006 from 6.7% in 2005. The increase in SG&A expense was primarily attributable to the implementation of SFAS 123R in 2006, as a result of which we recognized approximately $53,000 in SG&A compensation costs related to outstanding stock options. We incurred no compensation costs for outstanding stock options in 2005. Additionally, SG&A costs were higher as a result of an approximate $29,500 increase in marketing costs attributable to an increase in the average number of active communities in 2006 as compared to 2005 and to increased marketing efforts required to compete in an increasingly competitive market.
Consolidated Homebuilding Backlog
     The net new order and settlement activity, as discussed above, resulted in a decrease in backlog units and dollars to 5,145 and $1,910,504, respectively, at December 31, 2007 compared to 6,388 units and $2,634,720, respectively, at December 31, 2006. The 27% decrease in backlog dollars was attributable to the 19% decrease in backlog units and an 11% decrease in the average price of new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

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
Reportable Homebuilding Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (as defined in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information) to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a lot purchase agreement with the developer, or to restructure a purchase agreement resulting in the forfeiture of the deposit. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

	Year Ended December 31,
	2007	2006	2005
Mid Atlantic:
Revenues	$3,099,053	$3,825,960	$3,235,053
Settlements (units)	6,634	7,491	6,735
Average settlement price	$467.0	$510.4	$479.9
New Orders (units)	5,695	6,182	7,327
Average new order price	$436.5	$479.6	$526.9
Backlog (units)	2,726	3,665	4,974
Average backlog price	$447.2	$499.7	$541.0
Gross profit margin	$547,757	$979,362	$1,096,565
Gross profit margin percentage	17.67%	25.60%	33.90%
Segment profit	$296,049	$687,904	$863,210

North East:
Revenues	$433,631	$657,338	$533,662
Settlements (units)	1,247	1,682	1,390
Average settlement price	$347.7	$390.7	$383.9
New Orders (units)	1,212	1,438	1,459
Average new order price	$338.7	$371.4	$400.1
Backlog (units)	505	540	784
Average backlog price	$338.8	$359.6	$404.7
Gross profit margin	$57,860	$120,531	$114,365
Gross profit margin percentage	13.34%	18.34%	21.43%
Segment profit	$12,618	$64,246	$66,944

	Year Ended December 31,
	2007	2006	2005
Mid East:
Revenues	$860,139	$965,626	$944,070
Settlements (units)	3,321	3,571	3,404
Average settlement price	$257.7	$268.8	$275.6
New Orders (units)	3,160	3,244	3,544
Average new order price	$248.2	$267.7	$274.2
Backlog (units)	1,113	1,274	1,601
Average backlog price	$245.4	$270.6	$271.5
Gross profit margin	$155,738	$160,494	$178,114
Gross profit margin percentage	18.11%	16.62%	18.87%
Segment profit	$80,969	$69,911	$95,190

South East:
Revenues	$655,364	$587,312	$464,958
Settlements (units)	2,311	2,395	2,258
Average settlement price	$283.6	$245.2	$205.9
New Orders (units)	2,203	2,353	2,323
Average new order price	$290.0	$263.9	$220.6
Backlog (units)	801	909	951
Average backlog price	$308.6	290.7	$242.4
Gross profit margin	$144,254	$129,127	$92,348
Gross profit margin percentage	22.01%	21.99%	19.86%
Segment profit	$89,785	$79,948	$52,199
Mid Atlantic
2007 versus 2006
     The Mid Atlantic segment had an approximate $391,900, or 57%, decrease in segment profit year over year. Revenues decreased 19% as a result of an 11% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of the 2007 as compared to the beginning of 2006, offset partially by a higher backlog turnover rate year over year. The decrease in the average settlement price is attributable to an 8% lower average price of homes in beginning backlog year over year. The segment’s gross profit margin percentage declined in 2007 to 17.7% from 25.6% in 2006, negatively impacted by the 9% decrease in average settlement prices and current market conditions which resulted in the write-off of approximately $154,000 in contract land deposits in 2007 as compared to approximately $126,000 in impairment charges in 2006.
     Segment new orders were down 8% in 2007 from 2006 and the average selling price declined by 9%. New orders in the Washington, D.C. and Baltimore, MD sub-markets declined 12% and 6%, respectively. These declines were primarily the result of a competitive selling environment driven by a market which continued to deteriorate throughout 2007. This market continues to be confronted by high levels of new and existing home inventories and tighter credit markets. As discussed above in the Overview section, the mortgage market turmoil in 2007 has impacted the availability of jumbo mortgage products which represented approximately 39% of all mortgages closed in the Washington, D.C. sub-market within this segment. These market conditions have put significant downward pressure on selling prices and contributed to higher levels of cancellations within these markets. Cancellation rates for the Mid Atlantic segment increased to 25% in 2007 from 23% in 2006, with the highest cancellation rates occurring in the Washington, D.C. sub-market where the cancellation rates increased to 31% in 2007 from 29% in 2006. Additionally, cancellation rates in the Washington, D.C. sub-market increased in the fourth quarter of 2007 to 46% as compared to 34% in the fourth quarter of 2006. The net new order and settlement activity for 2007 resulted in a 26% decrease in backlog units at December 31, 2007 as compared to the same period in 2006. Backlog dollars decreased 33% year over year due to the decrease in backlog units and additionally, to a 12% decrease in the average selling price for new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

2006 versus 2005
     The Mid Atlantic segment had an approximate $175,000, or 20%, decrease in segment profit year over year. Revenues increased 18% as a result of an 11% increase in the number of units settled and a 6% increase in the average settlement price. We experienced increased home settlements year over year in each of the markets within the Mid Atlantic segment. Settlements were up 25% in the Baltimore, MD sub-market from the prior year as several of the development delays experienced in 2005 were resolved. The segment’s gross profit margin percentage declined in 2006 to 25.6% from 33.9% in 2005 as a result of the deteriorating market conditions which resulted in the write-off of $126,000 in contract land deposits for the year and higher lot and certain other commodity costs. Segment profits were also negatively impacted by an increase in SG&A expenses of approximately $34,300, primarily as a result of a $27,200 increase in selling and marketing costs. The increase in selling and marketing costs was attributable to a 15% increase in the average number of active communities to 277 in 2006 from 240 in 2005 in addition to increased marketing efforts required to compete in an increasingly competitive market. In addition, G&A personnel costs were higher by $4,800 year over year.
     Segment new orders were down 16% in 2006 from 2005 and the average selling price declined by 9%. New orders in the Washington, D.C. and Baltimore, MD sub-markets declined 23% and 16%, respectively. These declines were primarily the result of an increasingly competitive selling environment driven by affordability issues, declining homebuyer confidence and higher levels of new and existing home inventories. New orders within the segment were also negatively impacted by the increase in cancellations. Cancellation rates for the Mid Atlantic segment increased to 23% in 2006 from 12% in 2005, with the highest cancellation rates occurring in the Washington, D.C. sub-market where the cancellation rate increased to 29% in 2006 from 14% in 2005. Backlog units and dollars were down 26% and 32%, respectively, at December 31, 2006 from the same period in 2005. The decrease in backlog units was driven primarily by a decrease in new orders, coupled with the 11% increase in settlements year over year. The decrease in backlog dollars is due primarily to the decrease in backlog units and additionally, to a 15% decrease in the average selling price for new orders for the six-month period ended December 31, 2006 as compared to the same period in 2005.
North East
2007 versus 2006
     The North East segment had an approximate $51,600, or 80%, decrease in segment profit year over year. Revenues for the same period decreased 34%, or approximately $223,700, primarily as a result of a 26% decrease in the number of units settled and an 11% decrease in the average settlement price. The decrease in units settled is attributable to a 31% lower backlog unit balance at the beginning of the 2007 as compared to the beginning of 2006. The decrease in the average settlement price is attributable to an 11% lower average price of homes in beginning backlog year over year. The segment’s gross profit margin percentage decreased to 13.3% in 2007 from 18.3% in 2006. Segment gross profit margins were negatively impacted by the lower average settlement prices year over year and by contract land deposit write-offs totaling approximately $13,600 in 2007 as compared to approximately $10,000 in 2006.
     Segment new orders were down 16% year over year and the average selling price for new orders decreased 9%, as a result of continued pricing pressures in this difficult selling environment. New orders have also been negatively impacted by an increase in the cancellation rate in the segment to 19% in 2007 from 13% in 2006. The net new order and settlement activity for 2007 resulted in a 7% decrease in backlog units at December 31, 2007 as compared to December 31, 2006. Backlog dollars decreased 12% year over year due to the decrease in backlog units and to a 10% decrease in the average selling price for new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

2006 versus 2005
     The North East segment had an approximate $2,700, or 4%, decrease in segment profit year over year, while revenues for the same periods increased 23%, or approximately $123,700. Revenues increased primarily as a result of a 21% increase in the number of units settled. The segment’s gross profit margin percentage decreased to 18.3% in 2006 from 21.4% in 2005. Segment gross profit margins were negatively impacted by contract land deposit write-offs totaling approximately $10,000 in 2006, and higher lot and certain other commodity costs. Segment profits were also negatively impacted by an approximate $3,100 increase in selling and marketing costs attributable to a 29% increase in the average number of active communities open for sale during 2006 as compared to 2005. New orders remained flat from the prior year, while the average selling price for new orders decreased 7% as a result of a more competitive selling environment within the segment. Backlog units and dollars declined 31% and 39%, respectively, as a result of the increase in homes settled, coupled with a 14% decline in new orders for the six-month period ended December 31, 2006 compared to the same period in 2005.
Mid East
2007 versus 2006
     The Mid East segment had an approximate $11,100, or 16%, increase in segment profit year over year, despite a decrease in revenues for the segment of 11%, or approximately $105,500. The decrease in revenues is attributable to a 7% decrease in units settled year over year and a 4% decrease in the average settlement price. The segment’s gross profit margin percentage increased to 18.1% in 2007 from 16.6% in 2006. The increase in gross profit margins year over year is attributable to an approximate $8,000 favorable variance in operating costs within the segment due primarily to lower personnel costs. Gross profit margins were negatively impacted in each year by the write-off of contract land deposits of approximately $10,800 and $10,000 in 2007 and 2006, respectively. Segment profit was also favorably impacted by an approximate $7,000 decrease in marketing costs due to a 22% reduction in the average number of active communities within the segment in 2007 as compared to 2006.
     Segment new orders were down 3% year over year and the average selling price for new orders decreased 7%. New orders were negatively impacted by the aforementioned decrease in the number of active communities and by deteriorating market conditions throughout 2007, which led to declining new orders in each successive quarter in 2007. The net new order and settlement activity resulted in a 13% decrease in backlog units at December 31, 2007 as compared to December 31, 2006. Backlog dollars were down 21% year over year due to the decrease in backlog units, coupled with a 9% decrease in the average price on new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.
2006 versus 2005
     The Mid East segment had an approximate $25,300, or 27%, decrease in segment profit year over year. Revenues for the segment increased 2%, or approximately $21,600, due to a 5% increase in units settled year over year. Segment gross profit margin percentage declined to 16.6% in 2006 from 18.9% in 2005. Gross profit margins were negatively impacted by an approximate $10,000 write-off of contract land deposits in 2006. Segment profits were further negatively impacted by an increase of approximately $7,300 in selling, general and administrative costs. Selling and marketing costs increased approximately $3,400 in 2006 as a result of an 11% increase in the number of active communities open for sale in 2006 as compared to 2005. General and administrative costs increased primarily as a result of a $3,000 increase in wages year over year. New orders were down 9% for the year. This decline coupled with the aforementioned increase in settlements year over year resulted in a decrease in backlog units and dollars as of December 31, 2006 of 20% and 21%, respectively, as compared to the same period in 2005.

South East
2007 versus 2006
     The South East segment had an approximate $9,800, or 12% increase in segment profit year over year. Revenues for the segment increased approximately $68,100, or 12%, as a result of a 16% increase in the average settlement price, offset partially by a 4% decrease in the number of units settled. The increase in the average settlement price is attributable to a 20% higher average price of homes in beginning backlog for 2007 as compared to 2006. The higher value of homes in beginning backlog was attributable to favorable market conditions in the prior year which allowed us to increase sales prices, as well as a general shift in sales within the segment to a larger, higher priced product. The number of settlements is down primarily due to the 2007 beginning backlog being 4% lower than backlog at the beginning of 2006. Gross profit margin percentage for the segment in 2007 remained flat with 2006 at 22.0%.
     Segment new orders were down 6% year over year, while the average new order price for 2007 increased 10% from 2006. Although the South East segment was not as severely impacted by the adverse economic conditions experienced in our other reporting segments during the first half of 2007, the continued tightening in the credit markets and declining consumer confidence has contributed to increased downward pressure on selling prices and higher levels of cancellations within this segment. New orders were negatively impacted by a 37% decline in new orders in the fourth quarter of 2007 as compared to the same period in 2006, as market conditions grew more challenging within the South East segment. The cancellation rate in the fourth quarter of 2007 increased to 36% compared to 18% in the same period in 2006. In addition, the average selling price of new orders in the fourth quarter of 2007 was down 2% from the same period in 2006. We expect these challenging market conditions to continue to put downward pressure on new orders, average selling prices and gross profit margin percentages in 2008. The net new order and settlement activity for 2007 resulted in a 12% decrease in backlog units at December 31, 2007 as compared to December 31, 2006. Backlog dollars were down 6% at December 31, 2007 as compared the December 31, 2006 due to the lower backlog unit balance, offset partially by a 4% increase in the average sales price of new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.
2006 versus 2005
     The South East segment had an approximate $27,700, or 53%, increase in segment profit year over year. Revenues for the segment increased approximately $122,400, or 26%, as a result of a 19% increase in the average settlement price and a 6% increase in the number of units settled. Gross profit margin percentage for the segment increased to 22.0% in 2006 from 19.9% in 2005. The improved profit margins resulted primarily from favorable market conditions, which provided us the opportunity to increase prices within each of our markets within the segment. Backlog units were down 4% year over year due to the increase in the number of units settled coupled with a 3% decline in new orders for the six-month period ended December 31, 2006 as compared to new orders for the same period of 2005. Backlog dollars increased 15% as the 4% decline in backlog units was offset by a 19% increase in the average sales price of new orders for the six-month period ended December 31, 2006 as compared to the same period in 2005.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding senior notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2007	2006	2005

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$547,757	$979,362	$1,096,565
Homebuilding North East	57,860	120,531	114,365
Homebuilding Mid East	155,738	160,494	178,114
Homebuilding South East	144,254	129,127	92,348
Consolidation adjustments and other (1)	(84,481)	(54,543)	(41,679)

Consolidated homebuilding gross profit	$821,128	$1,334,971	$1,439,713

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$296,049	$687,904	$863,210
Homebuilding North East	12,618	64,246	66,944
Homebuilding Mid East	80,969	69,911	95,190
Homebuilding South East	89,785	79,948	52,199
Reconciling items:
Contract land deposit impairments	(79,002)	(27,717)	(9,950)
Stock option expense (2)	(13,542)	(54,514)	—
Corporate capital allocation (3)	152,363	184,908	149,247
Unallocated corporate overhead (4)	(69,975)	(86,363)	(105,364)
Consolidation adjustments and other (5)	28,842	(3,340)	(11,670)
Corporate interest expense	(12,531)	(17,145)	(13,126)

Reconciling items sub-total	6,155	(4,171)	9,137

Homebuilding consolidated profit before taxes	$485,576	$897,838	$1,086,680

(1)	The variances in 2007 compared to 2006 and 2006 compared to 2005 are due to year over year increases in contract land deposit impairments recorded at the corporate level of approximately $51,000 and $18,000, respectively, offset partially by changes in operating activity year to year.

(2)	The change in 2007 compared to 2006 is due to the reversal of stock-based compensation costs of $29,350 during the third quarter of 2007 (see Note 9 to the accompanying financial statements). The increase from 2005 to 2006 is due to the adoption of SFAS 123R at January 1, 2006.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increase in the corporate capital allocation charge from 2005 to 2006, and the subsequent decrease from 2006 to 2007 are due to changes in segment asset balances in each of the respective years, due to fluctuations in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2007	2006	2005
Homebuilding Mid Atlantic	$106,032	$131,823	$101,794
Homebuilding North East	14,669	19,533	15,904
Homebuilding Mid East	17,381	21,235	21,126
Homebuilding South East	14,281	12,317	10,423

Total	$152,363	$184,908	$149,247

(4)	The decreases in unallocated corporate overhead are primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The favorable variances from year-to-year are primarily due to increased interest income due to higher average cash balances and decreased operating activity.
Mortgage Banking Segment
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Loan closing volume:
Total principal	$3,225,324	$3,918,206	$3,388,118

Loan volume mix:
Adjustable rate mortgages	17%	37%	46%

Fixed-rate mortgages	83%	63%	54%

Operating Profit:
Segment Profit	$54,576	$68,753	$57,739
Stock option expense	(647)	(3,620)	—

Mortgage banking income before tax	$53,929	$65,133	$57,739

Capture rate:	$85%	86%	87%

Mortgage Banking Fees:
Net gain on sale of loans	$60,128	$72,700	$62,279
Title services	20,304	24,081	21,072
Servicing fees	723	1,107	1,253

	$81,155	$97,888	$84,604

     Loan closing volume for the year ended December 31, 2007 decreased 18% from 2006. The 2007 decrease was primarily attributable to a 5% decrease in the average loan amount, and a year over year 13% decrease in the number of units closed. The decrease in the average loan amount reflects the aforementioned decrease in the homebuilding segment’s average settlement prices. The unit decrease for the year ended December 31, 2007 reflects a decrease in the number of settlements by the homebuilding segment and a 1% decrease in the percentage of loans closed for NVR’s homebuyers who obtain a mortgage to purchase the home (“Capture Rate”).
     Segment profit for the year ended December 31, 2007 decreased approximately $14,200 from 2006. The decrease was primarily due to a decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume and a reduction in fees charged to customers to assist our selling efforts in the homebuilding segment. The decrease to mortgage banking fees was partially offset by an approximate $5,400 decrease in costs during 2007 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan and an increase in the percentage of fixed rate loans in the product mix. Traditionally, fixed rate mortgages have been more profitable than adjustable rate mortgages. In the second half of 2006, with the change in interest rates, the rate differential between fixed rate and adjustable rate mortgages narrowed. As a result, we saw a shift to these more profitable products, which remained favorable throughout 2007.

     As noted above, due to the continued earnings decline resulting from the deterioration in market conditions and our expectation that market conditions will not improve in the near term, the 2007 year-to-date NVRM results were also impacted by the determination that it is improbable that we will achieve the performance metric related to certain outstanding stock options. This determination resulted in the reversal of approximately $2,150 of pre-tax stock-based compensation costs recognized in prior periods.
     Loan closing volume for the year ended December 31, 2006 increased 16% from 2005. The 2006 increase was primarily attributable to a 7% increase in the average loan amount, and a year over year 8% increase in the number of units closed. The increase in the average loan amount reflects the aforementioned increase in the homebuilding segment’s average settlement prices. The unit increase for the year ended December 31, 2006 reflects an increase in the number of settlements by the homebuilding segment offset slightly by a 1% decrease in NVR’s capture rate.
     Segment profit for the year ended December 31, 2006 increased approximately $11,000 from 2005. The increase was primarily due to an increase in mortgage banking fees attributable to the aforementioned increase in closed loan volume and the product mix shift towards fixed rate mortgages. The increase to mortgage banking fees was net of an approximate $2,600 increase in costs during 2006 related to the contractual repayment of loan sale income to investors for loans that were paid in full within a set number of days following the sale of the loan.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In many cases, NVRM is reducing the fees charged to its borrowers in an effort to assist our selling efforts, and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, the mortgage company’s operating results may be adversely affected in future periods due to the tightening credit markets. Specifically, secondary markets for non-conforming loans and loans where buyers put little or no money down on the home have experienced a substantial reduction in the number of investors willing to purchase such products. The decrease of secondary liquidity for these products has led to a tightening of credit standards and in turn, reduced the number of potential homebuyers, and thus the number of potential borrowers for the mortgage segment.
Seasonality
     Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.
Effective Tax Rate
     Our consolidated effective tax rate in 2007, 2006 and 2005 was 38.1%, 39.0% and 39.0%, respectively. The lower effective tax rate in 2007 is primarily due to the favorable tax impact of the increased deduction for domestic production activities available to the Company under Internal Revenue Code Section 199, which was established by the American Jobs Creation Act of 2004.
Recent Accounting Pronouncements Pending Adoption
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.
     In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for us beginning January 1, 2008. We do not expect that the adoption of EITF 06-8 will have a material impact on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”), which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” SAB 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We do not expect that the adoption of SAB 109 will have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS 160 is effective for us beginning January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 160.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations and a short-term unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $17,199 was outstanding at December 31, 2007. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount that we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2007, we were in compliance with all covenants under the Facility and we have maintained our investment grade rating on our senior debt. Additionally, at December 31, 2007, there were no borrowing base limitations reducing the amount available to us for borrowings and we had no direct borrowings outstanding under the Facility.

     NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $125,000. The Revolving Credit Agreement is used to fund NVRM’s mortgage origination activities, under which $83,463 was outstanding at December 31, 2007. As of December 31, 2007, the borrowing base limitation reduced the amount available to us for borrowing to approximately $101,000. The Revolving Credit Agreement expires in August 2008. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% depending on whether NVRM provides compensating balances. The weighted average interest rate for amounts outstanding under the Revolving Credit Agreement was 4.5% during 2007. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000.
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
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the Securities and Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. We did not repurchase any shares of our common stock during the fourth quarter of 2007. For the year ended December 31, 2007, we repurchased approximately 785,000 shares of our common stock at an aggregate purchase price of $507,472.

Cash Flows
     As shown in the consolidated statement of cash flows for the year ended December 31, 2007, our operating activities provided cash of $558,766. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $45,000 due to a reduction in the number of homes under construction at the end of 2007 as compared to the same period in 2006. Cash was also provided by an approximate $71,000 decrease in mortgage loans held for sale. The presentation of operating cash flows was reduced by approximately $69,000, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional-paid-in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow.
     Net cash used for investing activities was $9,315 for the year ended December 31, 2007, and was used primarily for property and equipment purchases.
     Net cash used for financing activities was $441,361 for the year ended December 31, 2007. During 2007, we repurchased approximately 785,000 shares of our common stock at an aggregate purchase price of approximately $507,500 under our ongoing common stock repurchase program as discussed in the Equity Repurchases section above. We also reduced net borrowings under the mortgage warehouse facility by approximately $70,000. The presentation of financing cash flows was favorably impacted by approximately $68,000 of proceeds from the exercise of stock options and the realization of approximately $69,000 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     At December 31, 2007, the homebuilding segment had restricted cash of $6,192, which relates to customer deposits on certain home sales.
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
     We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we do not guarantee lot purchases on a specific performance basis under these purchase agreements.

     At December 31, 2007, we controlled approximately 67,600 lots with an aggregate purchase price of approximately $6,900,000, by making or committing to make deposits of approximately $405,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate $6,900,000 contractual commitment resulting from our non-performance under the contracts is limited to the $338,000 deposit paid, plus the additional $67,000 deposits referred to below. Of the $405,000 deposit total, approximately $329,000 in cash and approximately $9,000 in letters of credit have been issued as of December 31, 2007 and subsequent to December 31, 2007, we will pay $67,000 in additional deposits assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). Please refer to Note 3 to the consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting under FIN 46R, Consolidation of Variable Interest Entities.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had $31,341 of contingent obligations under such agreements as of December 31, 2007 (inclusive of the $9,000 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to market through earnings. At December 31, 2007, there were contractual commitments to extend credit to borrowers aggregating approximately $144,000, and open forward delivery sale contracts aggregating approximately $239,000.
Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2007, were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Debt (a)	$308,463	$93,463	$215,000	$—	$—
Capital leases (b)	4,423	484	1,281	1,289	1,369
Operating leases (c)	99,864	26,660	33,068	15,295	24,841
Purchase obligations (d)	67,000	*	*	*	*
Executive officer employment contracts (e)	8,115	1,705	6,410	—	—
Other long-term liabilities (f)	31,403	28,410	2,993	—	—

Total	$519,268	$150,722	$258,752	$16,584	$26,210

(a)		Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)		The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding capital lease obligations.

(c)		See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

(d)	(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years. In addition to the $67,000 to be paid pursuant to the prior discussion, as of December 31, 2007, we had capitalized forfeitable deposits for fixed price purchase agreements with developers totaling approximately $329,000, and outstanding letters of credit of approximately $9,000.

(e)		We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries, with the exception of our Executive Chairman whose salary is included in the above table at $0 for 2008 and $1,500 thereafter. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)		Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheet, $3,400 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.
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

     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See Note 3 to the accompanying financial statements for further information.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2007 balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill, and other intangible assets may not be recoverable. We completed an assessment of impairment during the first and fourth quarters of 2007, and as of December 31, 2007, we believe that excess reorganization value, goodwill, and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, the significant positions held in the markets in which we operate and our expected future cash flows. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill, and/or other intangible assets exceeds their fair value.

     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2007 balance sheet (see Note 10 to the accompanying consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. The performance metric requires our aggregate diluted earnings per share for the years ended December 31, 2005 through December 31, 2008 to exceed $339.00 per share. While we currently believe that this performance condition will not be satisfied, our future expected activity levels could cause us to make a different determination, resulting in the recognition of all compensation cost related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the year ended December 31, 2007 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values. See Notes 1 and 9 to the accompanying consolidated financial statements included herein for additional information on our adoption of SFAS 123R.

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
     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) LIBOR plus applicable margin as defined within the Facility. There were no borrowings under the Facility during 2007.
     NVRM generates operating liquidity primarily through the mortgage warehouse facility, which had a borrowing limit of $125,000 at December 31, 2007. The mortgage warehouse facility is used to fund NVRM’s mortgage origination activities. The interest rate under the mortgage warehouse facility is either: (i) LIBOR plus 1.0%, or (ii) 1.125% to the extent that NVRM provides compensating balances. The weighted-average interest rate for amounts outstanding under the mortgage warehouse facility was 4.5% during 2007.
     The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2007. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$107,524	—	—	—	—	—	$107,524	$107,548
Average interest rate	6.2%	—	—	—	—	—	6.2%

Interest rate sensitive liabilities:
Variable rate warehouse line of credit	$83,463	—	—	—	—	—	$83,463	$83,463
Average interest rate (a)	3.6%	—	—	—	—	—	3.6%

Other:
Forward trades of mortgage-backed securities (b)	$(932)	—	—	—	—	—	$(932)	$(932)
Forward loan commitments (b)	722	—	—	—	—	—	722	722

Homebuilding segment

Interest rate sensitive assets:
Interest-bearing deposits	$598,000	—	—	—	—	—	$598,000	$598,000
Average interest rate	3.1%	—	—	—	—	—	3.1%

Interest rate sensitive liabilities:
Fixed rate obligations (c)	$115	$302	$200,353	$402	$456	$1,192	$202,820	$204,340
Average interest rate	5.1%	5.1%	5.2%	13.1%	13.2%	13.3%	5.2%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to SFAS 133.

(c)	The $200,353 maturing in 2010 includes $200,000 for NVR’s 5% Senior Notes due June 2010.

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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 29, 2008. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.
Item 11. Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2007 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Number of
securities
	Number of		remaining
	securities to		available for
	be issued	Weighted-	future issuance
	upon	average	under equity
	exercise of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	and	warrants	reflected in the
Plan category	rights	and rights	first column)
Equity compensation plans approved by security holders	594,735	$520.13	232,761
Equity compensation plans not approved by security holders	1,455,718	$245.45	253,965
Total	2,050,453	$325.13	486,726

     Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; and the 2005 Stock Option Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements for a description of each of our equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.
Item 14. Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:
1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 99.2 to Form 8-K filed on May 4, 2007 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

Exhibit
Number	Description

10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6	Loan Agreement dated as of September 7, 1999 among NVR Mortgage Finance, Inc. (“NVR Finance”) and US Bank National Association, as Agent, and the other lenders party thereto. Filed as Exhibit 10.6 to NVR’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.7*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.8*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.9*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.10*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.11*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.12*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.13*	The NVR, Inc. 2005 Stock Option Plan. Filed as Exhibit 10.18 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.14*	The Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option Plan. Filed as Exhibit 10.19 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.15*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 6, 2005 and incorporated herein by reference.

Exhibit
Number	Description

10.16	Second Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement dated September 1, 2000 between NVR Finance and U.S. Bank National Association, as agent, and other Lenders party thereto. Filed as Exhibit 10.36 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.17	Agreement to increase commitments under the NVR Mortgage Finance Warehouse Facility by and among NVR Finance, Comerica Bank, National City Bank of Kentucky, and U.S. Bank National Association dated as of September 28, 2001. Filed as Exhibit 10.22 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.18	Eighth Amendment to Loan Agreement dated as of August 15, 2002 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.26 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference.

10.19	Ninth Amendment to Loan Agreement dated as of April 16, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.28 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.20	Tenth Amendment to Loan Agreement dated as of August 28, 2003 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Bank One, NA, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.29 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.21	Eleventh Amendment to Loan Agreement dated as of August 26, 2004 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.22	Thirteenth Amendment to Loan Agreement dated as of August 25, 2005 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, Guaranty Bank, Comerica Bank, National City Bank of Kentucky and JPMorgan Chase Bank. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 25, 2005 and incorporated herein by reference.

10.23	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

10.24*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.25*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated December 21, 2006. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 22, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.26	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.27	Commitment and Acceptance dated March 27, 2006 increasing the commitment under its existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $45 million to an aggregate commitment of $445 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed March 30, 2006 and incorporated herein by reference.

10.28	Commitment and Acceptance dated August 16, 2006 increasing the commitment under its existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $155 million to an aggregate commitment of $600 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 17, 2006 and incorporated herein by reference.

10.29*	Summary of 2007 Named Executive Officer annual incentive compensation plan. Filed as Exhibit 10.33 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

10.30	Sixteenth Amendment to Loan Agreement and Amendment to Pledge and Security Agreement, dated as of August 23, 2007, with U.S. Bank National Association, as agent, and Comerica Bank, National City Bank, Washington Mutual Bank, F.A. and U.S. Bank National Association, each as a Lender. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2007 and incorporated herein by reference.

10.31*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated November 6, 2007. Filed as Exhibit 10.1 to NVR’s Form 8-K filed November 7, 2007 and incorporated herein by reference.

10.32*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.33*	Summary of 2008 Named Executive Officer annual incentive compensation plan. Filed herewith.

10.34*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar Dwight C. Schar	Executive Chairman	February 22, 2008

/s/ C. Scott Bartlett, Jr. C. Scott Bartlett, Jr.	Director	February 22, 2008

/s/ Robert C. Butler Robert C. Butler	Director	February 22, 2008

/s/ Timothy M. Donahue Timothy M. Donahue	Director	February 22, 2008

/s/ Manuel H. Johnson Manuel H. Johnson	Director	February 22, 2008

/s/ William A. Moran William A. Moran	Director	February 22, 2008

/s/ David A. Preiser David A. Preiser	Director	February 22, 2008

/s/ George E. Slye George E. Slye	Director	February 22, 2008

/s/ John M. Toups John M. Toups	Director	February 22, 2008

/s/ Paul W. Whetsell Paul W. Whetsell	Director	February 22, 2008

/s/ Paul C. Saville Paul C. Saville	Principal Executive Officer	February 22, 2008

/s/ Dennis M. Seremet Dennis M. Seremet	Principal Financial Officer	February 22, 2008

/s/ Robert W. Henley Robert W. Henley	Principal Accounting Officer	February 22, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment,” effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 22, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NVR, Inc.:
We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 22, 2008

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS

Homebuilding:
Cash and cash equivalents	$660,709	$551,738
Receivables	10,855	12,213
Inventory:
Lots and housing units, covered under sales agreements with customers	573,895	667,100
Unsold lots and housing units	105,838	58,248
Manufacturing materials and other	9,121	8,268

	688,854	733,616

Assets not owned, consolidated per FIN 46R	180,206	276,419
Property, plant and equipment, net	32,911	40,430
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	96	250
Contract land deposits, net	188,528	402,170
Deferred tax assets, net	211,808	169,901
Other assets	40,653	37,567

	2,067,886	2,277,570

Mortgage Banking:
Cash and cash equivalents	3,500	4,381
Mortgage loans held for sale, net	107,338	178,444
Property and equipment, net	881	1,168
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	7,464	4,898

	126,530	196,238

Total assets	$2,194,416	$2,473,808

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$219,048	$273,936
Accrued expenses and other liabilities	251,475	265,223
Liabilities related to assets not owned, consolidated per FIN 46R	164,369	244,805
Customer deposits	125,315	165,354
Other term debt	2,820	3,080
Senior notes	200,000	200,000

	963,027	1,152,398

Mortgage Banking:
Accounts payable and other liabilities	18,551	15,784
Notes payable	83,463	153,552

	102,014	169,336

Total liabilities	1,065,041	1,321,734

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both December 31, 2007 and 2006	206	206
Additional paid-in-capital	663,631	585,438
Deferred compensation trust- 516,085 and 547,911 shares of NVR, Inc. common stock as of December 31, 2007 and 2006, respectively	(75,636)	(80,491)
Deferred compensation liability	75,636	80,491
Retained earnings	3,529,995	3,196,040
Less treasury stock at cost — 15,455,086 and 15,075,113 shares as of December 31, 2007 and 2006, respectively	(3,064,457)	(2,629,610)

Total shareholders’ equity	1,129,375	1,152,074

Total liabilities and shareholders’ equity	$2,194,416	$2,473,808

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Homebuilding:
Revenues	$5,048,187	$6,036,236	$5,177,743
Other income	21,118	13,609	6,301
Cost of sales	(4,227,059)	(4,701,265)	(3,738,030)
Selling, general and administrative	(343,520)	(432,319)	(345,525)

Operating income	498,726	916,261	1,100,489
Interest expense	(13,150)	(18,423)	(13,809)

Homebuilding income	485,576	897,838	1,086,680

Mortgage Banking:
Mortgage banking fees	81,155	97,888	84,604
Interest income	4,900	7,704	5,014
Other income	1,060	1,334	1,435
General and administrative	(32,505)	(38,988)	(31,555)
Interest expense	(681)	(2,805)	(1,759)

Mortgage banking income	53,929	65,133	57,739

Income before taxes	539,505	962,971	1,144,419
Income tax expense	(205,550)	(375,559)	(446,860)

Net income	$333,955	$587,412	$697,559

Basic earnings per share	$61.61	$104.08	$110.36

Diluted earnings per share	$54.14	$88.05	$89.61

Basic weighted average shares outstanding	5,420	5,644	6,321

Diluted weighted average shares outstanding	6,168	6,672	7,784

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total

Balance, December 31, 2004	$206	$406,705	$1,911,069	$(1,482,985)	$(76,366)	$76,366	$834,995

Net income	—	—	697,559	—	—	—	697,559
Deferred compensation activity	—	—	—	—	63	(63)	—
Purchase of common stock for treasury	—	—	—	(962,609)	—	—	(962,609)
Tax benefit from stock options exercised and deferred compensation distributions	—	94,460	—	—	—	—	94,460
Stock option activity	—	12,757	—	—	—	—	12,757
Treasury stock issued upon option exercise	—	(40,036)	—	40,036	—	—	—

Balance, December 31, 2005	206	473,886	2,608,628	(2,405,558)	(76,303)	76,303	677,162

Net income	—	—	587,412	—	—	—	587,412
Deferred compensation activity	—	—	—	—	441	(441)	—
Purchase of common stock for treasury	—	—	—	(287,064)	(4,629)	4,629	(287,064)
Stock-based compensation	—	58,134	—	—	—	—	58,134
Tax benefit from stock options exercised and deferred compensation distributions	—	95,979	—	—	—	—	95,979
Stock option activity	—	20,451	—	—	—	—	20,451
Treasury stock issued upon option exercise	—	(63,012)	—	63,012	—	—	—

Balance, December 31, 2006	206	585,438	3,196,040	(2,629,610)	(80,491)	80,491	1,152,074

Net income	—	—	333,955	—	—	—	333,955
Deferred compensation activity	—	—	—	—	5,024	(5,024)	—
Purchase of common stock for treasury	—	—	—	(507,472)	(169)	169	(507,472)
Stock-based compensation	—	14,189	—	—	—	—	14,189
Tax benefit from stock options exercised and deferred compensation distributions	—	69,046	—	—	—	—	69,046
Stock option activity	—	67,583	—	—	—	—	67,583
Treasury stock issued upon option exercise	—	(72,625)	—	72,625	—	—	—

Balance, December 31, 2007	$206	$663,631	$3,529,995	$(3,064,457)	$(75,636)	$75,636	$1,129,375

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$333,955	$587,412	$697,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,036	14,158	10,690
Excess income tax benefit from exercise of stock options	(69,046)	(95,979)	—
Stock option compensation expense	14,189	58,134	—
Contract land deposit impairments and write-offs	261,760	173,819	12,609
Gain on sales of loans	(60,128)	(72,700)	(62,279)
Gain (loss) on sale of fixed assets	1,383	8	(595)
Deferred tax benefit	(43,343)	(74,539)	(24,374)
Mortgage loans closed	(2,392,395)	(2,595,158)	(2,186,723)
Proceeds from sales of mortgage loans	2,515,973	2,658,879	2,176,475
Principal payments on mortgage loans held for sale	7,393	22,079	17,089
Net change in assets and liabilities:
Decrease (increase) in inventories	44,762	60,359	(201,622)
Increase in contract land deposits	(31,893)	(31,000)	(198,211)
Decrease (increase) in receivables	2,730	28,013	(26,578)
(Decrease) increase in accounts payable, accrued expenses and customer deposits	(39,351)	(59,028)	330,713
Other, net	(4,259)	8,506	(11,981)

Net cash provided by operating activities	558,766	682,963	532,772

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,545)	(23,431)	(18,670)
Proceeds from the sale of property, plant and equipment	1,230	833	4,038
Acquisition, net of cash acquired	—	—	(7,465)

Net cash used by investing activities	(9,315)	(22,598)	(22,097)

Cash flows from financing activities:
Purchase of treasury stock	(507,472)	(287,064)	(962,609)
Purchase of NVR common stock for deferred compensation plan	(169)	(4,629)	—
Net (repayments) borrowings under notes payable and credit lines	(70,349)	(106,509)	249,338
Excess income tax benefit from exercise of stock options	69,046	95,979	—
Exercise of stock options	67,583	20,451	12,757

Net cash used by financing activities	(441,361)	(281,772)	(700,514)

Net increase (decrease) in cash and cash equivalents	108,090	378,593	(189,839)
Cash and cash equivalents, beginning of year	556,119	177,526	367,365

Cash and cash equivalents, end of year	$664,209	$556,119	$177,526

Supplemental disclosures of cash flow information:
Interest paid during the year	$12,744	$21,000	$13,634

Income taxes paid during the year, net of refunds	$157,081	$430,773	$294,325

Supplemental disclosures of non-cash activities:
Change in net assets not owned, consolidated per FIN 46R	$(15,777)	$(28,408)	$33,666

Tax benefit from stock-based compensation activity	$69,046	$95,979	$94,460

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
     Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding segment had restricted cash of $6,192 and $3,464 at December 31, 2007 and 2006, respectively, which relate to customer deposits for certain home sales and is recorded in Other Assets in the accompanying balance sheets.
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
     During the years ended December 31, 2007, 2006 and 2005, the Company incurred pre-tax charges of approximately $261,800, $173,800 and $12,600, respectively, related to the impairment of contract land deposits. These impairment charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of a $133,664 and $59,636 impairment valuation allowance at December 31, 2007 and 2006, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Property, Plant, and Equipment
     Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two-year period, office facilities and other equipment are depreciated over a period from three to ten years, manufacturing facilities are depreciated over periods of from five to forty years and property under capital leases is depreciated in a manner consistent with the Company’s depreciation policy for owned assets, or the lease-term if shorter.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by the Company’s General Counsel and outside counsel retained to handle specific product liability cases.
     Intangible Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill, indefinite life intangibles, and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”), which are no longer subject to amortization, to be tested for impairment on an annual basis. The Company completed the annual assessment of impairment and determined that there is no impairment of goodwill, indefinite life intangibles, or excess reorganization value in the years ended December 31, 2007, 2006 and 2005.
     Mortgage Loans Held for Sale, Derivatives and Hedging Activities
     NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. Those loan products include previously non-traditional loan products, such as interest-only loans, adjustable interest rate loans and loans with relatively high loan-to-value (“LTV”) ratios, with up to a one hundred percent LTV. NVR sells all of the loans it originates into the secondary market typically within 30 days from origination. All of the loans that the Company originates, including non-traditional loan products, are underwritten to the standards and specifications of the ultimate investor. In addition, a substantial number of these previously nontraditional loans are underwritten and funded at closing directly by the ultimate investor. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of these non-traditional products, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting.
     Mortgage loans held for sale are closed at fair value, and thereafter are carried at the lower of cost or market.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments classified as derivatives. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to market through earnings. NVR does not engage in speculative or trading derivative activities. At December 31, 2007, there were contractual commitments to extend credit to borrowers aggregating approximately $144,000, and open forward delivery sale contracts aggregating approximately $239,000.
     Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Weighted average number of shares outstanding used to calculate basic EPS	5,420,159	5,644,068	6,320,852

Dilutive securities:
Stock options	747,636	1,027,503	1,463,530

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,167,795	6,671,571	7,784,382

     Options issued under equity benefit plans to purchase 57,277, 149,978, and 4,250 shares of common stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 402,372 and 437,878 performance-based options were outstanding during the years ended December 31, 2007 and 2006, respectively, and have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of SFAS No. 128, Earnings Per Share.
Revenues-Homebuilding Operations
     NVR builds single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis for the ultimate customer. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues are recognized at the time the unit is settled and title passes to the customer, adequate cash payment has been received and there is no continuing involvement. In situations where the buyer’s financing is originated by NVRM and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS No. 66, the profit on such settlement is deferred until the sale of the related loan to a third-party investor has been completed.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Mortgage Banking Fees
     Mortgage banking fees include income earned by NVR’s mortgage banking operations for originating mortgage loans, servicing mortgage loans held on an interim basis, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking. Mortgage banking fees are generally recognized after the loan has been sold to an unaffiliated, third party investor.
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
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2007 and 2006 was $201,520 and $195,320, respectively. The estimated fair value is based on a quoted market price. The carrying value was $200,000 at December 31, 2007 and 2006.
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
     Because NVR adopted SFAS 123R using the modified prospective basis, the prior periods have not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions for its stock-based compensation arrangements for the year ended December 31, 2005:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Net income, as reported	$697,559
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(31,893)

Pro forma net income	$665,666

Earnings per share:
Basic—as reported	$110.36

Basic—pro forma	$105.31

Diluted—as reported	$89.61

Diluted—pro forma	$86.67

     Comprehensive Income
     For the years ended December 31, 2007, 2006 and 2005, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. In addition, SFAS 158 requires the Company to measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position and disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company adopted SFAS 158 effective December 31, 2007. The Company’s adoption of SFAS 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB SFAS No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for the Company as of January 1, 2007. Because the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     On November 29, 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF No. 06-8 states that the adequacy of the buyer’s continuing investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that want to recognize profit during the construction period under the percentage-of-completion method. EITF No. 06-8 is effective for the Company beginning on January 1, 2008. The adoption of EITF No. 06-8 is not expected to have a material impact the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 159 to have a material impact on the Company’s financial statements.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments”, specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect that the adoption of SAB 109 will have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
2.	Segment Information, Nature of Operations, and Certain Concentrations
     NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four tradenames: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 49% of its 2007 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.
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
     Consistent with the principles and objectives of SFAS 131, the Company’s disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
     Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland, and Delaware
     Homebuilding North East — New Jersey and eastern Pennsylvania
     Homebuilding Mid East — Kentucky, New York, Ohio and western Pennsylvania
     Homebuilding South East — North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, interest income, interest expense, depreciation and amortization, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Homebuilding Mid Atlantic	$3,099,053	$3,825,960	$3,235,053
Homebuilding North East	433,631	657,338	533,662
Homebuilding Mid East	860,139	965,626	944,070
Homebuilding South East	655,364	587,312	464,958
Mortgage Banking	81,155	97,888	84,604

Total Consolidated Revenues	$5,129,342	$6,134,124	$5,262,347

	Year Ended December 31,
	2007	2006	2005
Profit:
Homebuilding Mid Atlantic	$296,049	$687,904	$863,210
Homebuilding North East	12,618	64,246	66,944
Homebuilding Mid East	80,969	69,911	95,190
Homebuilding South East	89,785	79,948	52,199
Mortgage Banking	54,576	68,753	57,739

Total Segment Profit	533,997	970,762	1,135,282

Contract land deposit impairments	(79,002)	(27,717)	(9,950)
Stock compensation expense (1)	(14,189)	(58,134)	—
Corporate capital allocation (2)	152,363	184,908	149,247
Unallocated corporate overhead (3)	(69,975)	(86,363)	(105,364)
Consolidation adjustments and other (4)	28,842	(3,340)	(11,670)
Corporate interest expense	(12,531)	(17,145)	(13,126)

Reconciling items sub-total	5,508	(7,791)	9,137

Consolidated Income before Taxes	$539,505	$962,971	$1,144,419

(1)	The change in 2007 compared to 2006 is primarily due to the reversal of stock-based compensation costs of approximately $31,500 in 2007 related to certain stock options subject to a performance metric that is not expected to be met (refer to Note 9 for further information). The increase from 2005 to 2006 is due to the adoption of SFAS 123R at January 1, 2006.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The increase in the corporate capital allocation charge from 2005 to 2006, and the subsequent decrease from 2006 to 2007 are due to changes in segment asset balances in each of the respective years, due to fluctuations in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2007	2006	2005
Homebuilding Mid Atlantic	$106,032	$131,823	$101,794
Homebuilding North East	14,669	19,533	15,904
Homebuilding Mid East	17,381	21,235	21,126
Homebuilding South East	14,281	12,317	10,423

Total	$152,363	$184,908	$149,247

(3)	The decreases in unallocated corporate overhead are primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(4)	The favorable variances from year-to-year are primarily due to increased interest income due to higher average cash balances and decreased operating activity.

	Year Ended December 31,
	2007	2006	2005
Assets:
Homebuilding Mid Atlantic	$698,955	$873,260	$1,045,229
Homebuilding North East	95,026	117,192	148,563
Homebuilding Mid East	117,722	137,113	147,249
Homebuilding South East	106,626	115,937	90,820
Mortgage Banking	119,183	188,891	205,560

Total Segment Assets	1,137,512	1,432,393	1,637,421

Assets not owned, consolidated per FIN 46R	180,206	276,419	275,306
Cash	660,709	551,738	170,090
Deferred taxes	211,808	169,901	97,511
Intangible assets	60,709	60,863	60,988
Land reserve	(133,664)	(59,636)	(31,919)
Consolidation adjustments and other (5)	77,136	42,130	28,272

Reconciling items sub-total	1,056,904	1,041,415	600,248

Consolidated Assets	$2,194,416	$2,473,808	$2,237,669

(5)	The 2007 balance includes the bulk purchase of lots made during 2007, of which approximately $29,200 have not yet been allocated to the reportable segments.

	Year Ended December 31,
	2007	2006	2005
Interest Income
Mortgage Banking	$4,900	$7,704	$5,014

Total Segment Interest Income	4,900	7,704	5,014
Other unallocated interest income	14,855	2,639	2,471

Consolidated Interest Income	$19,755	$10,343	$7,485

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Interest Expense
Homebuilding Mid Atlantic	$106,538	$132,394	$102,256
Homebuilding North East	14,678	19,605	15,925
Homebuilding Mid East	17,475	21,863	21,312
Homebuilding South East	14,287	12,324	10,437
Mortgage Banking	681	2,805	1,759

Total Segment Interest Expense	153,659	188,991	151,689
Corporate capital allocation	(152,363)	(184,908)	(149,247)
Senior note and other interest	12,535	17,145	13,126

Consolidated Interest Expense	$13,831	$21,228	$15,568

	Year Ended December 31,
	2007	2006	2005
Depreciation and Amortization:
Homebuilding Mid Atlantic	$9,260	$7,410	$4,795
Homebuilding North East	1,582	1,300	700
Homebuilding Mid East	2,186	2,192	2,117
Homebuilding South East	1,457	1,027	999
Mortgage Banking	368	436	553

Total Segment Depreciation and Amortization	14,853	12,365	9,164
Unallocated corporate	2,183	1,793	1,526

Consolidated Depreciation and Amortization	$17,036	$14,158	$10,690

	Year Ended December 31,
	2007	2006	2005
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$5,739	$13,355	$10,938
Homebuilding North East	799	2,545	1,719
Homebuilding Mid East	1,637	3,483	2,065
Homebuilding South East	2,043	2,311	808
Mortgage Banking	96	612	448

Total Segment Expenditures for Property and Equipment	10,314	22,306	15,978
Unallocated corporate	231	1,125	2,692

Consolidated Expenditures for Property and Equipment	$10,545	$23,431	$18,670

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2007, the Company controlled approximately 67,600 lots with deposits in cash and letters of credit totaling approximately $329,000 and $9,000, respectively. As of December 31, 2006, the Company controlled approximately 88,500 lots with deposits in cash and letters of credit totaling approximately $484,000 and $14,000, respectively.
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
     At December 31, 2007, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $13,200, which controlled approximately 700 lots. At December 31, 2006, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $14,000, which controlled approximately 800 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the years ended December 31, 2007, 2006 and 2005, NVR reduced cost of sales by $654, $280, and $287, respectively, which represented NVR’s share of the earnings of the LLC’s. As of December 31, 2007, NVR’s investment in the LLC’s has been partially offset by a contract land deposit valuation allowance.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of thirty-one of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2007, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2007 was the inclusion on the balance sheet of $180,206 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $164,369 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $51,000 and liabilities of approximately $46,000 estimated for eleven development entities created after December 31, 2003 that did not provide financial statements.
     At December 31, 2006, under FIN 46R, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements were held. As a result, at December 31, 2006, NVR had consolidated such development entities in the accompanying consolidated balance sheet. The effect of the consolidation under FIN 46R at December 31, 2006 was the inclusion on the balance sheet of $276,419 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $244,805 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were estimated assets of approximately $23,000 and estimated liabilities of approximately $18,000 for four development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2007:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$660,709	$—	$—	$660,709
Receivables	10,855	—	—	10,855
Homebuilding inventory	688,854	—	—	688,854
Property, plant and equipment, net	32,911	—	—	32,911
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,782	—	—	11,782
Contract land deposits	194,925	—	(6,397)	188,528
Other assets	261,901	—	(9,440)	252,461

	1,903,517	—	(15,837)	1,887,680

Mortgage banking assets:	126,530	—	—	126,530

FIN 46R Entities:
Land under development	—	176,909	—	176,909
Other assets	—	3,297	—	3,297

	—	180,206	—	180,206

Total assets	$2,030,047	$180,206	$(15,837)	$2,194,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$470,523	$—	$—	$470,523
Customer deposits	125,315	—	—	125,315
Other term debt	2,820	—	—	2,820
Senior notes	200,000	—	—	200,000

	798,658	—	—	798,658

Mortgage banking liabilities:	102,014	—	—	102,014

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	26,703	—	26,703
Debt	—	61,612	—	61,612
Contract land deposits	—	20,904	(20,904)	—
Advances from NVR, Inc.	—	7,949	(7,949)	—
Minority interest	—	—	76,054	76,054

	—	117,168	47,201	164,369

Equity	1,129,375	63,038	(63,038)	1,129,375

Total liabilities and shareholders’ equity	$2,030,047	$180,206	$(15,837)	$2,194,416

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At December 31, 2007, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate six separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling $8,830 to these six separate development entities, with a total aggregate purchase price for the finished lots of approximately $73,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these six development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the years ended December 31, 2007, 2006 and 2005. Aggregate activity with respect to the six development entities is included in the following table:

	December 31,
	2007	2006	2005
Finished lots purchased — dollars	$15,514	$13,771	$4,033
Finished lots purchased — units	66	82	33
4. Related Party Transactions
     During 2007, 2006, and 2005, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by a member of the NVR Board of Directors (the “Board”). These transactions were approved by a majority of the independent members of the Board. Purchases from Elm Street Development totaled approximately $37,000, $50,000, and $29,000 during 2007, 2006 and 2005, respectively. During 2007, NVR terminated two fixed price purchase agreements entered into with Elm Street Development prior to 2007 and forfeited $663 in lot deposits as liquidated damages. These deposit forfeitures are included in the total contract land deposit write-offs discussed previously in Note 1. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2007 over the next three years for an aggregate purchase price of approximately $91,000.
5. Property, Plant and Equipment, net

	December 31,
	2007	2006
Homebuilding:
Office facilities and other	$14,636	$14,592
Model home furniture and fixtures	30,394	32,731
Manufacturing facilities	26,592	24,889
Property under capital leases	4,005	4,005

	75,627	76,217
Less: accumulated depreciation	(42,716)	(35,787)

	$32,911	$40,430

Mortgage Banking:
Office facilities and other	$3,771	$3,843
Less: accumulated depreciation	(2,890)	(2,675)

	$881	$1,168

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6.
6. Debt

	December 31,
	2007	2006
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$2,820	$3,080

Senior notes (c)	$200,000	$200,000

Mortgage Banking:
Mortgage warehouse revolving credit (d)	$83,463	$153,552

(a)	The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $600,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $17,199 and $22,320 were outstanding at December 31, 2007 and 2006, respectively. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus Applicable Margin as defined within the Facility. There were no borrowings under the Facility during 2007. The weighted-average interest rate for the amounts outstanding under the Facility during 2006 was 5.9%. At December 31, 2007, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which the Company would be able to pay in dividends each year. The Company is also subject to borrowing base restrictions if the Company’s senior debt rating falls below investment grade. At December 31, 2007 NVR was in compliance with all covenants under the Facility and maintained an investment grade rating on its senior debt.

(b)	The capital lease obligations have fixed interest rates ranging from 5.1% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $1,248 and $1,424 at December 31, 2007 and 2006, respectively.
     The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2007:

Year ending December 31,
2008	$484
2009	637
2010	644
2011	645
2012	644
Thereafter	1,369

4,423
Amount representing interest	(1,603)

$2,820

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

On May 27, 2004, NVR filed a shelf registration statement with the SEC to register up to $1,000,000 for future offer and sale of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants (the “2004 Shelf Registration”). The SEC declared the 2004 Shelf Registration effective on June 15, 2004. NVR expects to use the proceeds received from future offerings issued under the 2004 Shelf Registration for general corporate purposes. As of December 31, 2007, no amounts have been issued under the 2004 Shelf Registration. This discussion of the 2004 Shelf Registration and the 1998 Shelf Registration does not constitute an offer of any securities for sale.

(d)	The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) currently has a borrowing limit of $125,000 at December 31, 2007. The Revolving Credit Agreement is used to fund its mortgage origination activities. The interest rate under the Mortgage Warehouse Revolving Credit agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125% depending on whether NVRM provides compensating balances. The weighted-average interest rates for amounts outstanding under the Mortgage Warehouse Revolving Credit facility were 4.5% and 5.0% during 2007 and 2006, respectively. The average interest rate for amounts outstanding at December 31, 2007 was 3.6%. Mortgage loans collateralize the Mortgage Warehouse Revolving Credit borrowings. The Mortgage Warehouse Revolving Credit facility is annually renewable and currently expires in August 2008.

The Mortgage Warehouse Revolving Credit agreement includes, among other items, covenants restricting NVRM from incurring additional borrowings and making intercompany dividends and tax payments. In addition, NVRM is required to maintain a minimum net worth of $14,000. As of December 31, 2007, the borrowing base limitation reduced the amount available to the Company for borrowing to approximately $101,000. The Company was in compliance with all covenants under the Mortgage Warehouse Revolving Credit agreement at December 31, 2007.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Maturities with respect to the Company’s debt as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$83,578
2009	302
2010	200,353
2011	402
2012	456
Thereafter	1,192

Total	$286,283

     The $83,578 maturing in 2008 includes $83,463 of borrowings under the Mortgage Warehouse Revolving Credit facility. The $200,353 maturing during 2010 includes $200,000 of Senior Notes maturing in June 2010.
7. Common Stock
     There were 5,137,554 and 5,517,527 common shares outstanding at December 31, 2007 and 2006, respectively. As of December 31, 2007, NVR had reacquired a total of approximately 20,756,000 shares of NVR common stock at an aggregate cost of approximately $3,420,000 since December 31, 1993. The Company repurchased 784,788; 481,141 and 1,269,050 shares at an aggregate purchase price of approximately $507,472, $287,064, and $962,609 during 2007, 2006 and 2005, respectively.
     Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 5,301,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 404,815; 370,510 and 318,199 such shares during 2007, 2006 and 2005, respectively.
8. Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Current:
Federal	$189,907	$373,866	$386,712
State	36,231	74,691	81,288
Deferred:
Federal	(17,356)	(61,294)	(17,669)
State	(3,232)	(11,704)	(3,471)

	$205,550	$375,559	$446,860

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$69,046	$95,979	$94,460

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2007	2006
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$126,385	$105,350
Deferred compensation	30,405	32,331
Stock option expense	20,873	18,194
Uniform capitalization	8,240	11,307
Unrecognized tax benefit	25,897	—
Other	7,497	8,426

Total deferred tax assets	219,297	175,608
Less: deferred tax liabilities	3,399	3,049

Net deferred tax position	$215,898	$172,559

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and deferred compensation, which are not currently deductible for tax return purposes.
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $376,154 and $833,995 for the years ended December 31, 2007 and 2006, respectively.
     A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Income taxes computed at the Federal statutory rate	$188,827	$337,040	$400,547
State income taxes, net of Federal income tax benefit	23,086	43,491	53,501
Other, net	(6,363)	(4,972)	(7,188)

	$205,550	$375,559	$446,860

     The Company’s effective tax rate in 2007, 2006 and 2005 was 38.1%, 39.0% and 39.0%, respectively. The lower effective tax rate in 2007 is primarily due to the favorable tax impact of the increased deduction for domestic production activities available to the Company under Internal Revenue Code Section 199, which was established by the American Jobs Creation Act of 2004.
     The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2004.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize an increase or decrease in the liability for unrecognized tax benefits, and therefore, no adjustment was made to its balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Balance at January 1, 2007	$52,077
Additions for tax positions for prior years	581
Additions based on tax positions related to the current year	6,631
Reductions for tax positions of prior years	(3,223)
Settlements	(404)

Balance at December 31, 2007	$55,662

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (on a net basis) is $36,383.
     The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. For the years ended December 31, 2007, 2006 and 2005 the Company accrued interest on unrecognized tax benefits in the amounts of $4,452, $4,540 and $2,034, respectively. For the years ended December 31, 2007 and 2006, the Company had a total of $16,969 and $12,709, respectively, of accrued interest on unrecognized tax benefits in its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
     The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $3,300 due to statute expiration in various state jurisdictions. Furthermore, the Company is currently under audit by the states of New Jersey and North Carolina.
9. Stock Option, Profit Sharing and Deferred Compensation Plans
Stock Option Plans
     NVR’s stock option plans provide for the granting of stock options to certain key employees and Board members of the Company to purchase shares of common stock. The exercise price of options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of 6 to 9 years, depending upon the plan from which the shares were granted. For options granted prior to May 2005 and after November 2007, vesting is predicated solely on continued employment over a long-term vesting schedule (“service-only” options). For all options granted between May 2005 and October 2007 under all plans, option vesting is contingent first on the Company achieving an aggregate four-year diluted earnings per share target (see discussion of the EPS Target below), and if that target is met, then on continued employment over a period subsequent to the conclusion of the performance period (“performance condition” options). At December 31, 2007, there is an aggregate of 2,050,453 options outstanding, and an additional 486,726 options available to grant, under existing stock option plans.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The following is a summary description of each of the Company’s stock option plans for any plan with options outstanding at December 31, 2007:
•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 non-qualified stock options (“Options”) authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2000, or later depending on the date of grant.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted. Options granted under the 1998 Option Plan prior to 2003 vest annually in one-third increments beginning on December 31, 2003, or later depending on the date of grant, with vesting contingent upon continued employment. Options granted after 2002 generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002 or December 31, 2006 (or later), as determined by the date of grant.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There are 2,000,000 Options authorized under the 2000 Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant.

•	During 2005, the Company’s shareholders approved the Board of Directors’ adoption of the 2005 Stock Option Plan (the “2005 Plan”). There are 500,000 Options authorized under the 2005 Plan. All Options under the Plan were granted at the fair market value underlying the Shares at the date of grant and are subject to two vesting conditions. The first vesting condition requires that the Company satisfy a performance target based on growth in earnings per share (“EPS Target”) as of December 31, 2008. The EPS Target has been set at a level that reflects a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target is $339.00 per share, the measurement of which is based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. All Options granted will be cancelled if the EPS Target is not met. Secondly, if the EPS Target is met, Options will vest in 25% annual increments beginning December 31, 2010, or later, depending on the date of grant and based on continued employment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Due to the continued earnings decline resulting from the deterioration in market conditions and NVR’s expectation that market conditions will not improve in the near term, during 2007 the Company determined that it is improbable that it will achieve the EPS Target related to 410,557 outstanding stock options. Based on the Company’s assessment that the EPS Target will not be met, it is expected that none of the contingently issuable options will vest. As a result, the Company reversed approximately $31,500 of pre-tax stock-based compensation costs recognized prior to the 2007 third quarter. The reversal of the stock-based compensation is included in the accompanying consolidated income statement, as follows: $28,450 is included in homebuilding selling, general and administrative expenses, $900 is included in homebuilding cost of sales, and $2,150 is included in mortgage banking general and administrative costs. It is improbable that any future stock-based compensation will be recognized for these options.
     The following table provides additional information relative to NVR’s stock option plans for the year ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	2,682,518	$299.81
Granted	28,737	644.56
Exercised	(404,815)	166.95
Forfeited or expired	(255,987)	345.80

Outstanding at end of period	2,050,453	$325.13	4.4	$407,774

Exercisable at end of period	725,870	$190.33	3.2	$242,201

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

	2007	2006	2005
Estimated option life	8.87 years	8.72 years	8.82 years
Risk free interest rate (range)	4.41% - 5.09%	4.46% - 5.24%	3.84%
Expected volatility (range)	36.17% - 38.87%	32.01% - 34.00%	34.15%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$351.10	$331.73	$370.03
     Compensation cost for “service-only” option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost for “performance condition” option grants is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award as if the award was, in substance, multiple awards (graded vesting attribution method). Of the 2,050,453 options outstanding at December 31, 2007, 1,648,081 vest solely based on a service condition, and 402,372 vest based on a combined performance and service condition. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     As of December 31, 2007, the total unrecognized compensation cost for outstanding unvested “service-only” stock option awards equals approximately $79,000, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.07 years.
     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2007, 2006 and 2005, options to purchase shares of the Company’s common stock of 404,815; 370,510 and 318,199 were exercised. Information with respect to the exercised options is as follows:

	2007	2006	2005
Aggregate exercise proceeds	$67,583	$20,451	$16,726
Aggregate intrinsic value on exercise dates	$218,255	$241,693	$232,725
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.
     On January 3, 2008, the Board’s Compensation Committee approved the granting of 256,650 stock options to employees and 11,718 stock options to the Company’s non-management Directors. The options granted to the employees will vest on December 31, 2010. The options granted to the Directors will vest ratably on December 31, 2010, 2011 and 2012.
Profit Sharing Plans
     NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2007, 2006 and 2005 was $8,799, $13,535 and $15,370, respectively. The ESOP purchased approximately 15,700 and 18,000 shares of NVR common stock in the open market for the 2007 and 2006 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2007, all shares held by the ESOP had been allocated to participants’ accounts. The 2007 plan year contribution was funded and fully allocated to participants in February 2008.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The rabbi trust account held 516,085 and 547,911 shares of NVR common stock as of December 31, 2007 and 2006, respectively. During 2007, 32,096 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were 270 shares of NVR common stock contributed to the rabbi trust in 2007. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2007, 2006 and 2005.
10. Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2007 are as follows:

Year ended December 31,
2008	$26,660
2009	20,257
2010	12,811
2011	8,842
2012	6,453
Thereafter	24,841

$99,864

     Total rent expense incurred under operating leases was approximately $51,091, $49,506 and $39,033 for the years ended December 31, 2007, 2006 and 2005, respectively.
     NVR is not in the land development business. The Company purchases finished lots under fixed price purchase agreements, which require deposits, which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2007, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $67,000.
     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had $31,341 of contingent obligations under such agreements (including $17,199 for letters of credit as described in Note 6(a) herein) as of December 31, 2007. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The following table reflects the changes in the Company’s warranty reserve for the following (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Warranty reserve, beginning of year	$70,175	$60,112	$42,319
Provision	47,041	57,222	62,598
Payments	(46,932)	(47,159)	(44,805)

Warranty reserve, end of year	$70,284	$70,175	$60,112

     On July 18, 2007, former employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest. The suits were filed as purported class actions. The class of individuals that any of the lawsuits purport to represent has not been certified. The Company intends to vigorously defend these actions, as the Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful. NVR’s position is strongly supported by two letter rulings that the United States Department of Labor issued in January 2007, in accordance with the DOL’s mandate to interpret federal wage and hour laws. The two courts to most recently consider similar claims against other homebuilders have adopted the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages. Because the company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
     In 2006 and 2005, the Company received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding our storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. The Company has provided the EPA with information in response to each of its requests. Additionally, in 2005, the EPA notified us of alleged storm water management violations under the Act at a homebuilding site in Pennsylvania, and that the Company may potentially be subject to administrative fines of up to $157 for the alleged violations. The Company has completed our building activity at the homebuilding site alleged to be in violation. The Company cannot predict the outcome of the EPA’s review of our storm water management practices. Further, it is not known at this time whether the EPA will seek to take legal action or impose penalties in connection with the alleged violation at the construction site in Pennsylvania, thus the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
     On April 16, 2007, a lawsuit was filed by one of our customers against the Company in the United States District Court for the Western District of Pennsylvania alleging that the Company violated Section 8 of the Real Estate Settlement and Protection Act. The complaint sought treble damages, interest, injunctive and declaratory relief, attorney fees and other expenses. The lawsuit was filed as a purported class action. In January 2008, the suit was settled for a nominal amount and dismissed in its entirety.
     NVR and its subsidiaries are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position or results of operations of NVR.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
11. Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues—homebuilding operations	$1,405,466	$1,270,471	$1,297,140	$1,075,110
Gross profit — homebuilding operations	$181,153	$183,072	$235,203	$221,700
Mortgage banking fees	$21,931	$21,617	$19,528	$18,079
Net income	$67,274	$91,113	$90,747	$84,821
Diluted earnings per share	$11.72	$15.26	$14.14	$12.96
Contracts for sale, net of cancellations (units)	1,948	2,660	3,745	3,917
Settlements (units)	3,874	3,476	3,463	2,700
Backlog, end of period (units)	5,145	7,071	7,887	7,605
Loans closed	$867,106	$793,749	$849,430	$715,039

	Year Ended December 31, 2006
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues—homebuilding operations	$1,600,733	$1,528,964	$1,722,797	$1,183,742
Gross profit — homebuilding operations	$303,361	$290,293	$418,614	$322,703
Mortgage banking fees	$26,397	$24,447	$26,131	$20,913
Net income	$135,167	$129,333	$190,352	$132,560
Diluted earnings per share	$20.86	$19.63	$28.08	$19.48
Contracts for sale, net of cancellations (units)	3,002	2,378	4,204	3,633
Settlements (units)	4,002	3,854	4,297	2,986
Backlog, end of period (units)	6,388	7,388	8,864	8,957
Loans closed	$1,071,286	$986,677	$1,123,461	$736,782