Form 10-Q
period 2008-03-31
NVR INC
filed 2008-04-25
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2008 there were 5,288,936 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$766,597	$660,709
Receivables	8,622	10,855
Inventory:
Lots and housing units, covered under sales agreements with customers	556,195	573,895
Unsold lots and housing units	69,760	105,838
Manufacturing materials and other	5,122	9,121

	631,077	688,854

Assets not owned, consolidated per FIN 46R	162,371	180,206
Property, plant and equipment, net	31,170	32,911
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	62	96
Contract land deposits, net	175,106	188,528
Other assets	267,590	252,461

	2,095,861	2,067,886

Mortgage Banking:
Cash and cash equivalents	1,061	3,500
Mortgage loans held for sale, net	92,115	107,338
Property and equipment, net	800	881
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	12,392	7,464

	113,715	126,530

Total assets	$2,209,576	$2,194,416

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$175,107	$219,048
Accrued expenses and other liabilities	254,140	251,475
Liabilities related to assets not owned, consolidated per FIN 46R	150,325	164,369
Customer deposits	116,993	125,315
Other term debt	2,774	2,820
Senior notes	200,000	200,000

	899,339	963,027

Mortgage Banking:
Accounts payable and other liabilities	17,631	18,551
Notes payable	68,228	83,463

	85,859	102,014

Total liabilities	985,198	1,065,041

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,592,640 shares issued as of both March 31, 2008 and December 31, 2007	206	206
Additional paid-in-capital	687,913	663,631
Deferred compensation trust — 516,106 and 516,085 shares as of March 31, 2008 and December 31, 2007, respectively, of NVR, Inc. common stock	(75,638)	(75,636)
Deferred compensation liability	75,638	75,636
Retained earnings	3,573,461	3,529,995
Less treasury stock at cost — 15,318,151 and 15,455,086 shares at March 31, 2008 and December 31, 2007, respectively	(3,037,202)	(3,064,457)

Total shareholders’ equity	1,224,378	1,129,375

Total liabilities and shareholders’ equity	$2,209,576	$2,194,416

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Homebuilding:
Revenues	$869,869	$1,075,110
Other income	6,399	6,965
Cost of sales	(726,931)	(853,410)
Selling, general and administrative	(84,166)	(97,406)

Operating income	65,171	131,259
Interest expense	(3,239)	(3,322)

Homebuilding income	61,932	127,937

Mortgage Banking:
Mortgage banking fees	18,062	18,079
Interest income	810	1,307
Other income	159	184
General and administrative	(7,654)	(9,323)
Interest expense	(134)	(152)

Mortgage banking income	11,243	10,095

Income before taxes	73,175	138,032

Income tax expense	(29,709)	(53,211)

Net income	$43,466	$84,821

Basic earnings per share	$8.32	$14.98

Diluted earnings per share	$7.42	$12.96

Basic average shares outstanding	5,224	5,663

Diluted average shares outstanding	5,859	6,545

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$43,466	$84,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,837	4,337
Stock option compensation expense	6,333	14,323
Excess income tax benefit from exercise of stock options	(18,183)	(40,423)
Contract land deposit impairments	6,592	12,251
Mortgage loans closed	(444,459)	(474,003)
Proceeds from sales of mortgage loans	474,197	560,693
Principal payments on mortgage loans held for sale	66	3,555
Gain on sale of loans	(14,371)	(13,360)
Net change in assets and liabilities:
Decrease (increase) in inventories	57,777	(68,744)
Decrease in receivables	3,143	1,877
Decrease in contract land deposits	8,229	6,635
(Decrease) increase in accounts payable, customer deposits and accrued expenses	(33,301)	17,234
Other, net	(18,285)	(36,632)

Net cash provided by operating activities	75,041	72,564

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,964)	(1,597)
Other, net	449	798

Net cash used in investing activities	(1,515)	(799)

Cash flows from financing activities:
Net repayments under notes payable and other term debt	(15,281)	(74,552)
Purchase of treasury stock	—	(86,351)
Excess income tax benefit from exercise of stock options	18,183	40,423
Proceeds from exercise of stock options	27,021	49,838

Net cash provided (used) by financing activities	29,923	(70,642)

Net increase in cash and cash equivalents	103,449	1,123
Cash and cash equivalents, beginning of the period	664,209	556,119

Cash and cash equivalents, end of period	$767,658	$557,242

Supplemental disclosures of cash flow information:
Interest paid during the period	$876	$736

Income taxes paid, net of refunds	$1,733	$6,857

Supplemental disclosures of non-cash activities:
Change in net assets not owned, consolidated per FIN 46	$(3,791)	$(4,387)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2008, the Company controlled approximately 64,000 lots with deposits in cash and letters of credit totaling approximately $314,000 and $8,200, respectively.
     NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities.

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
     At March 31, 2008, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $13,300, which controlled approximately 400 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the three months ended March 31, 2008 and 2007, NVR adjusted cost of sales by approximately $11 and $223, respectively, which represented NVR’s share of the earnings of the LLC’s. As of March 31, 2008, NVR’s investment in the LLC’s has been partially offset by an approximate $9,000 contract land deposit valuation reserve.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2008, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at March 31, 2008 was the inclusion on the balance sheet of $162,371 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $150,325 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $51,000 and liabilities of approximately $46,000 estimated for eleven development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at March 31, 2008:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$766,597	$—	$—	$766,597
Receivables	8,622	—	—	8,622
Homebuilding inventory	631,077	—	—	631,077
Property, plant and equipment, net	31,170	—	—	31,170
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,748	—	—	11,748
Contract land deposits, net	180,104	—	(4,998)	175,106
Other assets	274,638	—	(7,048)	267,590

	1,945,536	—	(12,046)	1,933,490

Mortgage banking assets:	113,715	—	—	113,715

FIN 46R Entities:
Land under development	—	161,355	—	161,355
Other assets	—	1,016	—	1,016

	—	162,371	—	162,371

Total assets	$2,059,251	$162,371	$(12,046)	$2,209,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$429,247	$—	$—	$429,247
Customer deposits	116,993	—	—	116,993
Other term debt	2,774	—	—	2,774
Senior notes	200,000	—	—	200,000

	749,014	—	—	749,014

Mortgage banking liabilities:	85,859	—	—	85,859

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	28,195	—	28,195
Debt	—	55,828	—	55,828
Contract land deposits	—	20,350	(20,350)	—
Advances from NVR, Inc.	—	5,501	(5,501)	—
Minority interest	—	—	66,302	66,302

	—	109,874	40,451	150,325

Equity	1,224,378	52,497	(52,497)	1,224,378

Total liabilities and shareholders’ equity	$2,059,251	$162,371	$(12,046)	$2,209,576

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At March 31, 2008, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate five separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $7,800 to these five separate development entities, with a total aggregate purchase price for the finished lots of approximately $67,900. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these five development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three months ended March 31, 2008. Aggregate activity with respect to the five development entities is included in the following table:

	Three Months Ended March 31,
	2008	2007
Finished lots purchased — dollars	$368	$3,686
Finished lots purchased — units	1	19
3. Contract Land Deposits
     During the three month periods ended March 31, 2008 and 2007, the Company incurred pre-tax charges of approximately $6,600 and $12,300, respectively, related to the impairment of contract land deposits due to deteriorating market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales on the accompanying condensed, consolidated statements of income. The contract land deposit asset is shown net of a $134,301 and $133,664 impairment valuation allowance at March 31, 2008 and December 31, 2007, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	2008	2007
Basic weighted average number of shares outstanding	5,224,000	5,663,000
Shares issuable upon exercise of dilutive options	635,000	882,000

Diluted average number of shares outstanding	5,859,000	6,545,000

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Options to purchase 316,642 and 53,739 shares of common stock were outstanding during the quarters ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 388,564 and 412,096 performance-based options were outstanding at quarter end March 31, 2008 and 2007, respectively, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. NVR does not expect to achieve the performance target and accordingly does not expect these options to vest. See note 5 for further discussion of the performance-based options.
     5. Stock Option Compensation Expense
     During the first quarter of 2008, the Company issued 254,650 non-qualified stock options (“Management Options”) under the 2000 Broadly-Based Stock Option Plan. The exercise price of the Management Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. These Management Options will vest 100% on December 31, 2010, subject to continued employment. The Company also issued 11,718 non-qualified stock options (“Director Options”) under the 1998 Directors’ Long Term Stock Option Plan during the first quarter of 2008. The exercise price of the Director Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Director Option was granted for a term of ten (10) years from the date of grant. These Director Options will vest in 33 1/3% annual increments beginning December 31, 2010, subject to continued Board service.
     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The fair values of the Director Options and Management Options granted during the first quarter of 2008 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Management	Director
	Options	Options
Estimated option life	3.90 years	4.90 years
Risk free interest rate (range)	2.67%	2.67% - 3.43%
Expected volatility (range)	33.89%	30.84% - 33.89%
Expected dividend rate	0.00%	0.00%
Grant-date fair value per share of options granted	$155.43	$171.33
     Compensation cost for options which vest solely based on continued employment over a long-term vesting schedule (“service-only” option) is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     As of March 31, 2008, the total unrecognized compensation cost for outstanding unvested “service-only” stock option awards equals approximately $102,000, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.08 years.
     The following table provides additional information relative to NVR’s stock option plans for the period ended March 31, 2008:

		Weighted
		Average
		Exercise
	Options	Price
Stock Options
Outstanding at beginning of period	2,050,453	$325.13
Granted	266,368	515.05
Exercised	(136,935)	197.33
Forfeited or expired	(48,730)	407.30

Outstanding at end of period	2,131,156	$355.2

Exercisable at end of period	591,169	$188.69

     As noted above, SFAS No. 123R, Share-Based Payment, requires the Company to recognize compensation expense related to stock based compensation plans net of estimated forfeitures. In addition, the Company is required to adjust stock based compensation expense if the Company’s actual forfeiture experience differs from estimates made. During the first quarter of 2008, the Company adjusted its expected forfeiture rate and consequently recorded a one-time adjustment reversing approximately $4,800 of stock-based compensation expense as a result.
     The Company determined in the third quarter of 2007 that it was improbable that it would achieve the performance metric related to 388,564 outstanding stock options. Based on the Company’s continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, it is expected that none of the contingently issuable options will vest. As a result, the Company currently is not recognizing any stock-based compensation expense related to these options and it is improbable that any such expense will be recognized in the future.
     The company recognized stock based compensation expense of $6,333 and $14,323 during the quarters ended March 31, 2008 and 2007, respectively.
6. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of impairment during the first quarter of 2008 and determined that there was no impairment of either goodwill or excess reorganization value.
7. Uncertainty in Income Taxes
     As of January 1, 2008, the Company has approximately $36,383 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. As of January 1, 2008, the Company had a total of $16,969 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2004.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total

Balance, December 31, 2007	$206	$663,631	$3,529,995	$(3,064,457)	$(75,636)	$75,636	$1,129,375

Net income	—	—	43,466	—	—	—	43,466
Deferred compensation activity	—	—	—	—	(2)	2	—
Stock-based compensation	—	6,333	—	—	—	—	6,333
Stock option activity	—	27,021	—	—	—	—	27,021
Tax benefit from stock-based compensation activity	—	18,183	—	—	—	—	18,183
Treasury shares issued upon option exercise	—	(27,255)	—	27,255	—	—	—

Balance, March 31, 2008	$206	$687,913	$3,573,461	$(3,037,202)	$(75,638)	$75,638	$1,224,378

     The Company did not repurchase any shares of its common stock during the three months ended March 31, 2008. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 137,000 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2008.
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2008 and 2007:

	2008	2007
Warranty reserve, beginning of period	$70,284	$70,175
Provision	9,791	8,240
Payments	(7,803)	(10,087)

Warranty reserve, end of period	$72,272	$68,328

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
Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland, and Delaware
Homebuilding North East — New Jersey and eastern Pennsylvania
Homebuilding Mid East — Kentucky, New York, Ohio, and western Pennsylvania
Homebuilding South East — North Carolina, South Carolina and Tennessee
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2008	2007
Revenues:
Homebuilding Mid Atlantic	$526,392	$688,784
Homebuilding North East	85,968	88,623
Homebuilding Mid East	150,160	155,128
Homebuilding South East	107,349	142,575
Mortgage Banking	18,062	18,079

Consolidated revenues	$887,931	$1,093,189

	Three Months Ended March 31,
	2008	2007
Profit:
Homebuilding Mid Atlantic	$43,480	$103,369
Homebuilding North East	7,151	3,425
Homebuilding Mid East	10,847	14,012
Homebuilding South East	9,060	22,727
Mortgage Banking	11,660	10,980

Segment profit	82,198	154,513

Contract land deposit impairments	(637)	(10,940)
Stock option expense (1)	(6,333)	(14,323)
Corporate capital allocation (2)	27,967	35,463
Unallocated corporate overhead	(26,565)	(25,983)
Consolidation adjustments and other	(340)	2,437
Corporate interest expense	(3,115)	(3,135)

Reconciling items sub-total	(9,023)	(16,481)

Consolidated income before taxes	$73,175	$138,032

(1)	The stock option expense in 2007 includes expense of approximately $5,700 related to contingently issuable shares. The Company determined that it was improbable that it would achieve the performance metric related to 388,564 outstanding stock options. Based on the Company’s continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, it is expected that none of the contingently issuable options will vest. As a result, the Company currently is not recognizing any stock-based compensation expense related to these options and it is improbable that any such expense will be recognized in the future. In addition, during the first quarter of 2008 the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the current period. See Note 5 for further discussion.

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2008	2007
Homebuilding Mid Atlantic	$18,754	$25,044
Homebuilding North East	2,783	3,539
Homebuilding Mid East	3,301	3,828
Homebuilding South East	3,129	3,052

Total	$27,967	$35,463

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	March 31,
	2008	2007
Assets:
Homebuilding Mid Atlantic	$651,163	$901,233
Homebuilding North East	92,230	134,228
Homebuilding Mid East	111,070	157,388
Homebuilding South East	109,609	125,983
Mortgage Banking	106,368	110,237

Segment assets	1,070,440	1,429,069

Assets not owned, consolidated per Fin 46R	162,371	279,736
Cash	766,597	555,317
Deferred taxes	220,813	174,131
Intangible assets	60,675	60,832
Land reserve	(134,301)	(70,577)
Consolidation adjustments and other (3)	62,981	39,439

Reconciling items sub-total	1,139,136	1,038,878

Consolidated assets	$2,209,576	$2,467,947

(3)	The 2008 balance includes the bulk purchase of finished building lots made during the 3rd quarter of 2007, of which approximately $20,000 have not yet been allocated to the reportable segments.
11. Fair Value of Derivative Instruments
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives pursuant to the requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, and, accordingly, are marked to fair value through earnings. Fair value is determined pursuant to SFAS No. 157, Fair Value Measurements, and Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings, both of which the Company adopted on a prospective basis as of the beginning of 2008. Fair value measurements are included in earnings as a component of mortgage banking fees on the accompanying statement of income.
     SFAS No. 157 assigns a fair value hierarchy to the inputs used to measure fair value under the rule. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable:
i)	the assumed gain/loss of the expected resultant loan sale (level 2);

ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (level 2); and

iii)	the value of the servicing rights associated with the loan (level 2).

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors, and range from 52.5 basis points to 282.5 basis points of the loan amount, depending on the loan type. The Company assumes an approximate 18% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are closed at cost, which includes all fair value measurement in accordance with SFAS No. 133, and thereafter are carried at the lower of cost or fair value until sale.
     The effect of fair value measurements on earnings in the quarter ended March 31, 2008 is as follows:

		Assumed	Interest
	Notional or	Gain (Loss)	Rate	Servicing	Security	Total Fair
	Principal	From Loan	Movement	Rights	Price	Value
	Amount	Sale	Effect	Value	Change	Adjustment
Rate lock commitments	$393,660	$(644)	$2,181	$6,033	$—	$7,570
Forward sales contracts	462,557	—	—	—	(2,719)	(2,719)
Mortgages held for sale	88,051	(599)	346	1,484	—	1,231

Total		$(1,243)	$2,527	$7,517	$(2,719)	$6,082

     Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for locked loan commitments and closed loans held for sale only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The Company recognized a net SFAS 133 unrealized loss of $128 (pre-tax) in the first quarter of 2007. The resulting unrealized $6,100 gain in the first quarter of 2008 from the fair value calculation was primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of our locked loan pipeline increasing by 176% from March 31, 2007 to March 31, 2008 as a result of a 180 day extended lock program offered to homebuyers that was instituted during the quarter ending March 31, 2008. The aforementioned fair value measurement change for the first quarter of 2008 is a one-time net increase in mortgage banking fees and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     12. Debt
     NVR Mortgage Finance, Inc., a wholly owned subsidiary of NVR, Inc., increased its borrowing capacity under its existing warehouse credit facility to $149,250 from $125,000 by executing a Lender Addition Agreement dated as of April 22, 2008, with U.S. Bank National Association, as agent, Comerica Bank, National City Bank, Washington Mutual Bank, F.A., Bank of America N.A. and U.S. Bank National Association, each as a Lender (the “Agreement”). There were no changes made to any other terms of the existing revolving credit agreement.
     13. Commitments and Contingencies
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
      The Company is involved in various other litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
     14. Recent Accounting Pronouncements
     On November 29, 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF No. 06-8 states that the adequacy of the buyer’s continuing investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that want to recognize profit during the construction period under the percentage-of-completion method. EITF No. 06-8 became effective for the Company beginning on January 1, 2008. The adoption of EITF No. 06-8 did not have a material impact on the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect to measure any financial assets or liabilities at fair value except those required to be reported at fair value by SFAS No. 157 as discussed in note 11 above.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. SFAS No. 141(R) expands on the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for any acquisitions made on or after January 1, 2009.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of FSP No. 157-2 will have a material impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three Months Ended March 31, 2008 and 2007
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2008, we controlled approximately 64,000 lots with deposits in cash and letters of credit totaling approximately $314,000 and $8,200, respectively. Included in the number of controlled lots are approximately 18,500 lots for which we have recorded a contract land deposit impairment reserve of $134,301 as of March 31, 2008. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Overview of the Current Business Environment
     The current home sales environment remains challenging, still characterized by relatively higher levels of existing and new homes available for sale, low homebuyer confidence driven by concerns regarding an economic recession and job stability, and a more restrictive mortgage lending environment. The mortgage market changed significantly during 2007 due to the turmoil in the credit markets. These changes within the mortgage markets continued to make it difficult for our customers to obtain mortgage financing in the first quarter of 2008. The challenging market conditions continue to negatively impact new orders and selling prices in each of our market segments, and in response, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders decreased 30% in the quarter ended March 31, 2008 as compared to the same period in 2007 and selling prices decreased 14% in these respective periods. Our cancellation rate for the first quarter of 2008 was 22% as compared to 16% during the same period in 2007 and 32% in the fourth quarter of 2007.
     Reflecting the challenging market conditions discussed above, for the quarter ended March 31, 2008, consolidated revenues decreased approximately 19% from the same period in 2007. Additionally, net income and diluted earnings per share in the current quarter decreased 49% and 43%, respectively, as compared to the first quarter of 2007. Gross profit margins within our homebuilding business declined to 16.4% in the first quarter of 2008 as compared to 20.6% in the first quarter of 2007. Gross profit margins have been negatively impacted by market conditions.
     Based on the current uncertainty in both the homebuilding and mortgage markets, we expect to see continued pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we are aggressively working with our vendors to reduce material and labor costs incurred in the construction process, in addition to our focus on reducing lot costs. We continue to work with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. During the quarter ended March 31, 2008, we recorded a contract land deposit impairment charge of approximately $6,600 as compared to $12,000 in the first quarter of 2007. Additionally, in response to continuing pricing pressures and customer affordability issues, we are also providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded features as standard options. This provides homebuyers with greater affordability and the option to upgrade only those features important to each particular buyer. We also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant.

Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended
	March 31,
	2008	2007

Revenues	$869,869	$1,075,110
Cost of sales	$726,931	$853,410
Gross profit margin percentage	16.4%	20.6%
Selling, general and administrative	$84,166	$97,406
Settlements (units)	2,465	2,700
Average settlement price	$352.6	$397.6
New Orders (units)	2,731	3,917
Average new order price	$320.0	$372.3
Backlog (units)	5,411	7,605
Average backlog price	$354.0	$397.0
Consolidated Homebuilding — Three Months Ended March 31, 2008 and 2007
     Homebuilding revenues decreased 19% for the first quarter of 2008 from the same period in 2007 as a result of a 9% decrease in the number of units settled and an 11% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 19% lower at the start of the first quarter of 2008 as compared to the beginning of 2007, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were impacted primarily by a 10% lower average price of homes in our beginning backlog balance entering the first quarter of 2008 compared to the same period in 2007.
     Gross profit margins in the first quarter of 2008 declined as compared to the first quarter of 2007 primarily as a result of the continued pricing pressures resulting from the aforementioned challenging market conditions. We expect continued gross profit margin pressure over at least the next several quarters.
     The number of new orders and the average selling price for new orders for the first quarter of 2008 decreased by 30% and 14%, respectively, as compared to the first quarter of 2007. New orders were negatively impacted by a continuing decline in consumer confidence driven by concerns regarding an economic recession and job stability, as well as by concerns regarding the stability in home values. In addition, net new orders have been negatively impacted by higher cancellation rates in the first quarter of 2008, which increased to 22% from 16% in the same period of 2007. Cancellation rates have been impacted by tighter mortgage underwriting standards and financing availability, negatively impacting both our customers’ ability to secure financing for their new home purchase and our customers’ ability to sell their current homes. New orders were also negatively impacted by a reduction in our average number of active communities in the first quarter of 2008 to 442 from 527 in the same period of 2007. The decrease in the average number of active communities is a result of the termination of certain purchase agreements and a reduced pace of entering into new purchase agreements.
     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2008 decreased by approximately $13,200, and as a percentage of revenue increased to 9.7% from 9.1% in the first quarter of 2007. The decrease in SG&A expenses is primarily attributable to an approximate $7,200 decrease in stock based compensation expense quarter over quarter. Approximately $5,300 of performance based stock compensation was recognized in the first quarter of 2007, with no corresponding charge in the first quarter of 2008 due to our determination that the performance metric is improbable of being met. Further, in the first quarter of 2008, we reversed approximately $4,500 of previously expensed stock based compensation due to a change in our estimated stock option forfeiture rate. These decreases in stock based compensation expense were partially offset by additional expense in 2008 related to 2008 stock option grants. See note 5 to the accompanying condensed consolidated financial statements for additional discussion of stock option compensation expense. In addition, selling and marketing costs were lower by approximately $3,800 due primarily to a reduction in the average number of active communities to 442 in the first quarter of 2008 from 527 in the first quarter of 2007.

     Backlog units and dollars were 5,411 and $1,915,519, respectively, at March 31, 2008 compared to 7,605 and $3,018,921, respectively, at March 31, 2007. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 19% lower at the start of the first quarter of 2008 as compared to the beginning of 2007, coupled with net new order and settlement activity, as discussed above, for the first quarter of 2008 as compared to the same period in 2007. Backlog dollars were negatively impacted by the decrease in backlog units coupled with an 11% decrease in the average price of homes in ending backlog, resulting from a 14% decrease in the average selling price for new orders over the six month period ended March 31, 2008 as compared to the same period in 2007.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. The following table summarizes certain homebuilding operating activity by segment for the three months ended March 31, 2008 and 2007:

	2008	2007
Mid Atlantic:
Revenues	$526,392	$688,784
Settlements (units)	1,241	1,352
Average settlement price	$424.0	$509.2
New orders (units)	1,292	1,921
Average new order price	$383.2	$464.4
Backlog (units)	2,777	4,234
Average backlog price	$427.9	$480.7
Gross margin	$90,136	$162,033
Gross profit margin percentage	17.1%	23.5%
Segment profit	$43,480	$103,369

North East:
Revenues	$85,968	$88,623
Settlements (units)	245	249
Average settlement price	$350.9	$355.9
New orders (units)	280	417
Average new order price	$307.5	$340.2
Backlog (units)	540	708
Average backlog price	$317.0	$349.3
Gross margin	$15,232	$14,252
Gross profit margin percentage	17.7%	16.1%
Segment profit	$7,151	$3,425

	2008	2007
Mid East:
Revenues	$150,160	$155,128
Settlements (units)	617	572
Average settlement price	$242.7	$269.1
New orders (units)	717	1,030
Average new order price	$240.1	$256.9
Backlog (units)	1,213	1,732
Average backlog price	$243.6	$262.9
Gross margin	$25,767	$30,601
Gross profit margin percentage	17.2%	19.7%
Segment profit	$10,847	$14,012

South East:
Revenues	$107,349	$142,575
Settlements (units)	362	527
Average settlement price	$296.5	$270.5
New orders (units)	442	549
Average new order price	$273.1	$290.8
Backlog (units)	881	931
Average backlog price	$295.8	$301.9
Gross margin	$21,059	$34,124
Gross profit margin percentage	19.6%	23.9%
Segment profit	$9,060	$22,727
Mid Atlantic
Three Months Ended March 31, 2008 and 2007
     The Mid Atlantic segment had an approximate $59,900 reduction in segment profit quarter over quarter. Revenues decreased approximately $162,400, or 24%, for the three months ended March 31, 2008 from the prior year quarter due primarily to a 17% decrease in the average settlement price and an 8% decrease in the number of units settled. Average settlement prices were down primarily as a result of selling price pressures in prior quarters, which resulted in an 11% lower average price of homes in backlog at the beginning of the first quarter of 2008 as compared to the same period in 2007. The decrease in units settled is attributable to a 26% lower backlog unit balance entering the first quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to 17.1% in 2008 from 23.5% in 2007. Gross profit margins were negatively impacted primarily by the 17% decrease in average settlement prices quarter over quarter.
     Segment new orders and the average selling price during the first quarter of 2008 decreased 33% and 18%, respectively, from the same period in 2007. The market continues to be negatively impacted by affordability issues, a tougher lending environment and higher levels of new and existing home inventory for sale. These challenging market conditions have contributed to higher levels of cancellations. Cancellation rates for the Mid Atlantic segment increased to 25% in the first quarter of 2008 from 18% in the same period of 2007.
North East
Three Months Ended March 31, 2008 and 2007
     The North East segment had an approximate $3,700 increase in segment profit quarter over quarter, despite a decrease in revenues of approximately $2,700, or 3%. Gross profit margins increased to 17.7% in 2008 from 16.1% in 2007 primarily as a result of continuing efforts to control operating, personnel and material costs. New orders and the average selling price during the first quarter of 2008 decreased 33% and 10%, respectively, from the same period in 2007, as a result of challenging market conditions which have continued to deteriorate. In addition, new orders were negatively impacted by an 18% decrease in the average number of active communities to 42 communities in the first quarter of 2008 from 51 communities in the same period in 2007. New orders in the North East segment have also been negatively impacted by an increase in the cancellation rate to 17% in the first quarter of 2008 from 15% in the first quarter of 2007.

Mid East
Three Months Ended March 31, 2008 and 2007
     The Mid East segment had an approximate $3,200 decrease in segment profit quarter over quarter. Revenues decreased approximately $5,000, or 3%, due to a 10% decrease in the average settlement price, offset partially by an 8% increase in the number of units settled. The decrease in the average settlement price is primarily attributable to a 9% lower average price of units in backlog entering the first quarter of 2008 compared to the same period in 2007. The increase in settlements was driven by a higher backlog turnover rate in the first quarter of 2008 as compared to the same period in 2007. Gross profit margins decreased to 17.2% in the first quarter of 2008 from 19.7% in the same period of 2007 primarily as a result of the 10% decrease in the average settlement price quarter over quarter. New orders and the average selling price during the first quarter of 2008 decreased 30% and 7%, respectively, from the same period in 2007. The decrease in new orders was attributable to a continuing deterioration in each of the markets within the Mid East segment quarter over quarter. These challenging market conditions led to an increase in the segment cancellation rate to 15% in the first quarter of 2008 from 10% in the first quarter of 2007. In addition, new orders were negatively impacted by a 24% decrease in the average number of active communities to 117 communities in the first quarter of 2008 from 154 communities in the same period in 2007.
South East
Three Months Ended March 31, 2008 and 2007
     The South East segment had an approximate $13,700 decrease in segment profit quarter over quarter. Revenues decreased approximately $35,200, or 25%, due to a 31% decrease in the number of homes settled, offset partially by a 10% increase in the average settlement price. The decrease in units settled is attributable to a 12% lower backlog unit balance entering the first quarter of 2008 compared to the same period in 2007, coupled with a slower backlog turnover rate quarter over quarter. The increase in the average settlement price is primarily attributable to a 6% higher average price of units in backlog entering the first quarter of 2008 compared to the same period in 2007. Gross profit margins decreased to 19.6% in the first quarter of 2008 from 23.9% in the same period in 2007. Gross profit margins were negatively impacted by higher average lot and operating costs per settled unit. Segment new orders and the average selling price during the first quarter of 2008 decreased 20% and 6%, respectively, from the same period in 2007. The decrease in new orders is primarily attributable to lower sales absorption on a flat average number of active communities quarter over quarter as market conditions have become more challenging in the markets within the South East segment.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expense and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2008	2007
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$90,136	$162,033
Homebuilding North East	15,232	14,252
Homebuilding Mid East	25,767	30,601
Homebuilding South East	21,059	34,124
Consolidation adjustments and other (1)	(9,256)	(19,310)

Segment gross profit	$142,938	$221,700

Homebuilding Consolidated Income
Before Tax:
Homebuilding Mid Atlantic	$43,480	$103,369
Homebuilding North East	7,151	3,425
Homebuilding Mid East	10,847	14,012
Homebuilding South East	9,060	22,727
Reconciling items:
Contract land deposit impairments	(637)	(10,940)
Stock option expense (2)	(5,916)	(13,438)
Corporate capital allocation (3)	27,967	35,463
Unallocated corporate overhead	(26,565)	(25,983)
Consolidation adjustments and other	(340)	2,437
Corporate interest expense	(3,115)	(3,135)

Reconciling items sub-total	(8,606)	(15,596)

Homebuilding consolidated profit before taxes	$61,932	$127,937

(1)	This decrease is due to unallocated contract land deposit impairments and other activity-driven consolidation adjustments.

(2)	The stock option expense recognized in the homebuilding operations in 2007 includes expense of approximately $5,300 related to contingently issuable shares. We determined that it was improbable that we would achieve the performance metric related to 388,564 outstanding stock options. Based on our continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, it is expected that none of the contingently issuable options will vest. As a result, we currently are not recognizing any stock-based compensation expense related to these options and it is improbable that any such expense will be recognized in the future. In addition, during the first quarter of 2008 we adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,500 of stock option expense in the homebuilding operations in the current period. See Note 5 for further discussion.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2008	2007
Homebuilding Mid Atlantic	$18,754	$25,044
Homebuilding North East	2,783	3,539
Homebuilding Mid East	3,301	3,828
Homebuilding South East	3,129	3,052

Total	$27,967	$35,463

Mortgage Banking Segment
Three Months Ended March 31, 2008 and 2007
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2008	2007
Loan closing volume:
Total principal	$523,538	$715,039

Loan volume mix:
Adjustable rate mortgages	6%	27%

Fixed-rate mortgages	94%	73%

Operating profit:
Segment profit	$11,660	$10,980
Stock option expense	(417)	(885)

Mortgage income before tax	$11,243	$10,095

Mortgage banking fees:
Net gain on sale of loans	$14,371	$13,360
Title services	3,444	4,545
Servicing	247	174

	$18,062	$18,079

     Loan closing volume for the three months ended March 31, 2008 decreased 27% over the same period for 2007. The 2008 decrease is primarily attributable to a 13% decrease in the number of units closed and a 16% decrease in the average loan amount. The unit decrease reflects a decrease in the number of homes that we settled in the first quarter of 2008. The unit decrease also reflects a four percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which decreased to 82%, compared to 86% for the first quarter of 2007. The decrease in the average loan amount is primarily attributable to the aforementioned homebuilding segment’s lower average selling price.
     Segment profit for the three months ended March 31, 2008 increased by approximately $700 from the same period for 2007. This is primarily the result of an approximate $6,100 increase in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). Excluding the above increase in mortgage banking fees from the fair value measurement, mortgage banking fees decreased by approximately $6,100 as the result of the decrease in closing volume, a reduction in fees charged to borrowers in an effort to assist our selling efforts and more aggressive mortgage pricing to the homebuyer. This decrease in mortgage banking fees received was partially offset by a 25 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate mortgages.
     Segment profit was also favorably impacted by a decrease in general and administrative expenses as the result of an 11% reduction in salary and other personnel costs due to a 12% reduction in staffing from the same period for 2007. General and administrative expenses also decreased due to an approximate $1,000 reduction in loan loss charges from the same period for 2007.

     The $6,100 increase in unrealized income from the fair value measurement was the result of the adoption of Staff Accounting Bulletin 109, Written Loan commitments recorded at Fair Value through Earnings (SAB No. 109) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, both of which the Company adopted on a prospective basis as of January 1, 2008. As a result of the adoption of SAB No. 109 and SFAS No. 157, the fair value calculation for locked loan commitments and closed loans held for sale now includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value calculation, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. We recognized a net SFAS 133 unrealized loss of $128 (pre-tax) in the first quarter of 2007. Each of the aforementioned fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157. The resulting unrealized $6,100 gain from the fair value calculation was primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of our locked loan pipeline increasing by 176% from March 31, 2007 to March 31, 2008 as a result of a 180 day extended lock program offered to homebuyers that was instituted during the quarter ending March 31, 2008. The aforementioned fair value measurement change is a one-time net increase in mortgage banking fees and will be impacted in the future by the change in volume and product mix of our locked loan commitments.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also continue to be adversely impacted. As mentioned above, NVRM is reducing the fees charged to its borrowers and offering more aggressive mortgage pricing in an effort to assist our selling efforts and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, the mortgage company’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the first quarter of 2008, our operating activities provided cash of $75,041. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $58,000. The presentation of operating cash flows was reduced by $18,183, which is the amount of the excess tax benefit realized from the exercise of stock options during the quarter and credited directly to additional paid in capital.
     Net cash used for investing activities was $1,515 for the period ended March 31, 2008, which primarily resulted from property and equipment purchases throughout the period.
     Net cash provided by financing activities was $29,923 for the period ended March 31, 2008. Stock option exercise activity during the 2008 quarter provided approximately $27,000 in exercise proceeds, and we realized an excess income tax benefit of $18,183, which pursuant to SFAS No. 123R, must be reported as a financing cash inflow. We also reduced borrowings under the mortgage warehouse facility by approximately $15,000 based on current borrowing needs.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $15,285 was outstanding at March 31, 2008. There were no direct borrowings outstanding under the Facility as of March 31, 2008. At March 31, 2008, there were no borrowing base limitations reducing the amount available to us for borrowings.

     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $149,250. The Revolving Credit Agreement is used to fund NVRM’s mortgage origination activities, under which $68,228 was outstanding at March 31, 2008. As of March 31, 2008, the borrowing base limitation reduced the amount available to us for borrowing to approximately $87,000. The Revolving Credit Agreement expires in August 2008. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125%, depending on whether NVRM provides compensating balances. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of amounts repurchased during the first quarter of 2008. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2008 balance sheet to be adequate (see note 3 to the condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2008, and as of March 31, 2008, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, the significant positions held in the markets in which we operate and our expected future cash flows. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.

     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2008 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. The performance metric requires our aggregate diluted earnings per share for the years ended December 31, 2005 through December 31, 2008 to exceed $339.00 per share. While we currently believe that this performance condition will not be satisfied, our future expected activity levels could cause us to make a different determination, resulting in the recognition of all compensation cost related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the period ended March 31, 2008 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility, changes to our forfeiture rate experience and changes to the determination of whether performance condition grants will vest, could produce widely different fair values. See Note 5 to the condensed consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the three months ended March 31, 2008. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Item 1A. to Part 1 of such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had one repurchase authorization outstanding during the quarter ended March 31, 2008. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the first quarter of 2008. We have $226.3 million available under the July Authorization as of March 31, 2008.
Item 5. Other Information
     NVR Mortgage Finance, Inc. (“the Borrower”), a wholly owned subsidiary of NVR, Inc., increased its borrowing capacity under its existing warehouse credit facility to $149,250,000 from $125,000,000 by executing a Lender Addition Agreement dated as of April 22, 2008, with U.S. Bank National Association, as agent, Comerica Bank, National City Bank, Washington Mutual Bank, F.A., Bank of America N.A. and U.S. Bank National Association, each as a Lender (the “Agreement”). The Agreement is filed herewith as Exhibit 10.1 and is incorporated by reference into this Item 5.
Item 6. Exhibits
     (a) Exhibits:
10.1	Lender Addition Agreement dated, as of April 22, 2008, with U.S. Bank National Association, as agent, and Comerica Bank, National City Bank, Washington Mutual Bank, F.A., Bank of America N.A. and U.S. Bank National Association, each as a Lender.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2008	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

10.1	Lender Addition Agreement dated, as of April 22, 2008, with U.S. Bank National Association, as agent, and Comerica Bank, National City Bank, Washington Mutual Bank, F.A., Bank of America N.A. and U.S. Bank National Association, each as a Lender.	36

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	43

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44