Form 10-Q
period 2008-06-30
NVR INC
filed 2008-08-01
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2008 there were 5,427,022 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and the Six Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	40

	Signature	41

	Exhibit Index	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$867,329	$660,709
Receivables	16,189	10,855
Inventory:
Lots and housing units, covered under sales agreements with customers	549,540	573,895
Unsold lots and housing units	69,127	105,838
Manufacturing materials and other	6,970	9,121

	625,637	688,854

Assets not owned, consolidated per FIN 46R	145,141	180,206
Property, plant and equipment, net	29,077	32,911
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	42	96
Contract land deposits, net	173,123	188,528
Other assets	248,782	252,461

	2,158,586	2,067,886

Mortgage Banking:
Cash and cash equivalents	810	3,500
Mortgage loans held for sale, net	134,714	107,338
Property and equipment, net	1,020	881
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	11,378	7,464

	155,269	126,530

Total assets	$2,313,855	$2,194,416

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$191,158	$219,048
Accrued expenses and other liabilities	232,625	251,475
Liabilities related to assets not owned, consolidated per FIN 46R	134,686	164,369
Customer deposits	108,379	125,315
Other term debt	2,703	2,820
Senior notes	200,000	200,000

	869,551	963,027

Mortgage Banking:
Accounts payable and other liabilities	12,152	18,551
Notes payable	116,199	83,463

	128,351	102,014

Total liabilities	997,902	1,065,041

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,561,187 and 20,592,640 shares issued as of June 30, 2008 and December 31, 2007, respectively	206	206
Additional paid-in-capital	692,152	663,631
Deferred compensation trust — 515,888 and 516,085 shares of NVR, Inc. common stock as of June 30, 2008 and December 31, 2007, respectively	(75,461)	(75,636)
Deferred compensation liability	75,461	75,636
Retained earnings	3,624,793	3,529,995
Less treasury stock at cost — 15,136,930 and 15,455,086 shares at June 30, 2008 and December 31, 2007, respectively	(3,001,198)	(3,064,457)

Total shareholders’ equity	1,315,953	1,129,375

Total liabilities and shareholders’ equity	$2,313,855	$2,194,416

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding:
Revenues	$941,033	$1,297,140	$1,810,902	$2,372,250
Other income	3,701	5,251	10,100	12,216
Cost of sales	(772,369)	(1,061,937)	(1,499,300)	(1,915,347)
Selling, general and administrative	(89,871)	(101,198)	(174,037)	(198,604)

Operating income	82,494	139,256	147,665	270,515
Interest expense	(3,232)	(3,298)	(6,471)	(6,620)

Homebuilding income	79,262	135,958	141,194	263,895

Mortgage Banking:
Mortgage banking fees	14,690	19,528	32,752	37,607
Interest income	869	1,030	1,679	2,337
Other income	184	276	343	460
General and administrative	(8,408)	(8,954)	(16,062)	(18,277)
Interest expense	(180)	(161)	(314)	(313)

Mortgage banking income	7,155	11,719	18,398	21,814

Income before taxes	86,417	147,677	159,592	285,709

Income tax expense	(35,085)	(56,930)	(64,794)	(110,141)

Net income	$51,332	$90,747	$94,798	$175,568

Basic earnings per share	$9.58	$16.19	$17.92	$31.16

Diluted earnings per share	$8.64	$14.14	$16.10	$27.11

Basic average shares outstanding	5,357	5,606	5,290	5,634

Diluted average shares outstanding	5,938	6,420	5,888	6,477

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$94,798	$175,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,463	8,632
Stock option compensation expense	18,432	28,509
Excess income tax benefit from exercise of stock options	(33,184)	(66,659)
Contract land deposit impairments	12,410	67,239
Deferred tax expense (benefit)	10,524	(23,372)
Mortgage loans closed	(966,798)	(1,076,375)
Proceeds from sales of mortgage loans	962,615	1,118,579
Principal payments on mortgage loans held for sale	2,105	4,745
Gain on sale of loans	(25,175)	(27,402)
Net change in assets and liabilities:
Decrease (increase) in inventories	63,217	(152,946)
Increase in receivables	(5,137)	(63)
Decrease in contract land deposits	5,060	12,383
(Increase) decrease in accounts payable, customer deposits and accrued expenses	(37,857)	56,131
Other, net	(7,525)	(10,102)

Net cash provided by operating activities	100,948	114,867

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,750)	(4,078)
Other, net	765	1,259

Net cash used in investing activities	(2,985)	(2,819)

Cash flows from financing activities:
Net borrowings (repayments) under notes payable and other term debt	32,619	(17,554)
Purchase of treasury stock	—	(209,613)
Excess income tax benefit from exercise of stock options	33,184	66,659
Proceeds from exercise of stock options	40,164	66,423

Net cash provided (used) by financing activities	105,967	(94,085)

Net increase in cash and cash equivalents	203,930	17,963
Cash and cash equivalents, beginning of the period	664,209	556,119

Cash and cash equivalents, end of period	$868,139	$574,082

Supplemental disclosures of cash flow information:

Interest paid during the period	$6,214	$6,356

Income taxes paid, net of refunds	$31,784	$66,497

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(5,382)	$(4,422)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and six-month periods ended June 30, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2008, the Company controlled approximately 60,500 lots with deposits in cash and letters of credit totaling approximately $292,000 and $7,700, respectively.
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
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLC’s”). All LLC’s are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. NVR is not a borrower, guarantor or obligor of any of the LLCs’ debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLC’s.
     At June 30, 2008, NVR had an aggregate investment in nine separate LLC’s totaling approximately $9,900, which controlled approximately 370 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the six months ended June 30, 2008 and 2007, NVR adjusted cost of sales by approximately $240 and $270, respectively, which represented NVR’s share of the earnings of the LLC’s. As of June 30, 2008, NVR’s investment in the LLC’s had been partially offset by an approximate $5,800 contract land deposit valuation reserve.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2008, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at June 30, 2008 was the inclusion on the balance sheet of $145,141 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $134,686 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $55,000 and liabilities of approximately $51,000 estimated for thirteen development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at June 30, 2008:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$867,329	$—	$—	$867,329
Receivables	16,189	—	—	16,189
Homebuilding inventory	625,637	—	—	625,637
Property, plant and equipment, net	29,077	—	—	29,077
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,728	—	—	11,728
Contract land deposits, net	177,455	—	(4,332)	173,123
Other assets	254,905	—	(6,123)	248,782

	2,023,900	—	(10,455)	2,013,445

Mortgage banking assets:	155,269	—	—	155,269

FIN 46R Entities:
Land under development	—	144,286	—	144,286
Other assets	—	855	—	855

	—	145,141	—	145,141

Total assets	$2,179,169	$145,141	$(10,455)	$2,313,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$423,783	$—	$—	$423,783
Customer deposits	108,379	—	—	108,379
Other term debt	2,703	—	—	2,703
Senior notes	200,000	—	—	200,000

	734,865	—	—	734,865

Mortgage banking liabilities:	128,351	—	—	128,351

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	15,337	—	15,337
Debt	—	50,828	—	50,828
Contract land deposits	—	16,791	(16,791)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—
Minority interest	—	—	68,521	68,521

	—	87,457	47,229	134,686

Equity	1,315,953	57,684	(57,684)	1,315,953

Total liabilities and shareholders’ equity	$2,179,169	$145,141	$(10,455)	$2,313,855

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At June 30, 2008, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate five separate development entities created before December 31, 2003 for which NVR determined it is the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $7,800 to these five separate development entities, with a total aggregate purchase price for the finished lots of approximately $64,700. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these five development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and six months ended June 30, 2008. Aggregate activity with respect to the five development entities is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Finished lots purchased — dollars	$4,188	$2,310	$4,556	$5,996
Finished lots purchased — units	10	13	11	32
3. Contract Land Deposits
     During the three and six-month periods ended June 30, 2008, the Company incurred pre-tax impairment charges of approximately $5,800 and $12,400, respectively. During the three and six-month periods ended June 30, 2007, the Company incurred pre-tax impairment charges of approximately $55,000 and $67,200, respectively. These charges are related to the impairment of contract land deposits due to continued deterioration of market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales in the accompanying condensed consolidated statements of income. The contract land deposit asset is shown net of a $114,271 and $133,664 impairment valuation allowance at June 30, 2008 and December 31, 2007, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	5,357,000	5,606,000	5,290,000	5,634,000
Shares issuable upon exercise of dilutive options	581,000	814,000	598,000	843,000

Diluted average number of shares outstanding	5,938,000	6,420,000	5,888,000	6,477,000

     The assumed proceeds used in the treasury method for calculating the dilutive impact of employee stock options includes the amount the employee must pay upon exercise, the amount of compensation cost

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Options to purchase 312,395 and 313,145 shares of common stock during the three and six months ended June 30, 2008, and options to purchase 34,238 shares of common stock during both the three and six months ended June 30, 2007, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 377,861 and 408,737 performance-based options were outstanding as of June 30, 2008 and 2007, respectively, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. NVR does not expect the performance target will be achieved and accordingly does not expect these options to vest. See note 5 for further discussion of the performance-based options.
5. Stock Option Compensation Expense
     During the six months ended June 30, 2008, the Company issued 259,946 non-qualified stock options (“Management Options”) under the 2000 Broadly-Based Stock Option Plan. The exercise price of the Management Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. These Management Options will vest 100% on December 31, 2010, subject to the grantee’s continued employment. The Company also issued 12,765 non-qualified stock options (“Director Options”) under the 1998 Directors’ Long Term Stock Option Plan during the six months ended June 30, 2008. The exercise price of the Director Options granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Director Option was granted for a term of ten (10) years from the date of grant. These Director Options will vest in 33 1/3% annual increments beginning December 31, 2010, subject to the director’s continued Board service.
     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The fair values of the Director Options and Management Options granted during the six months ended June 30, 2008 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Management	Director
	Options	Options
Estimated option life	3.89 years	4.87 years
Risk free interest rate (range)	2.64% - 3.23%	2.83% - 3.71%
Expected volatility (range)	31.60% - 36.73%	30.84% - 36.73%
Expected dividend rate	0.00%	0.00%
Grant-date fair value per share of options granted	$155.89	$174.07

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Compensation cost for options which vest solely based on continued employment over a long-term vesting schedule (“service-only” option) is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). As required by SFAS No. 123R, Share-Based Payment, compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures.
     As of June 30, 2008, the total unrecognized compensation cost for outstanding unvested “service-only” stock option awards equals approximately $90,800, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.86 years.
     The following table provides additional information relative to NVR’s stock option plans for the six-month period ended June 30, 2008:

		Weighted Average
	Options	Exercise Price
Stock Options
Outstanding at beginning of period	2,050,453	$325.13
Granted	272,711	$516.72
Exercised	(318,156)	$185.64
Forfeited or expired	(78,299)	$437.40

Outstanding at end of period	1,926,709	$370.71

Exercisable at end of period	417,419	$193.25

     As noted above, SFAS No. 123R requires the Company to recognize compensation expense related to stock based compensation plans net of estimated forfeitures. In addition, the Company is required to adjust stock based compensation expense if the Company’s actual forfeiture experience differs from estimates made. During the first quarter of 2008, the Company adjusted its expected forfeiture rate and consequently recorded an adjustment reversing approximately $4,800 of stock-based compensation expense as a result.
     The Company determined in the third quarter of 2007 that it was improbable that it would achieve the performance metric related to 377,861 outstanding stock options. Based on the Company’s continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, the Company expects that none of the contingently issuable options will vest. As a result, the Company currently is not recognizing any stock-based compensation expense related to these options and the Company believes it is improbable that any such expense will be recognized in the future.
     The Company recognized stock based compensation expense of $12,099 and $14,186 during the three months ended June 30, 2008 and 2007, respectively, and $18,432 and $28,509 during the six months ended June 30, 2008 and 2007, respectively.
6. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption. The Company completed the annual assessment of

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
impairment during the first quarter of 2008, and as of June 30, 2008, management believes that there was no impairment of either goodwill or excess reorganization value.
7. Uncertainty in Income Taxes
     As of January 1, 2008, the Company has approximately $36,383 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2008, the Company had a total of $16,969 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2004.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2007	$206	$663,631	$3,529,995	$(3,064,457)	$(75,636)	$75,636	$1,129,375

Net income	—	—	94,798	—	—	—	94,798
Deferred compensation activity	—	—	—	—	175	(175)	—
Stock-based compensation	—	18,432	—	—	—	—	18,432
Stock option activity	—	40,164	—	—	—	—	40,164
Tax benefit from stock-based compensation activity	—	33,184	—	—	—	—	33,184
Treasury shares issued upon option exercise	—	(63,259)	—	63,259	—	—	—

Balance, June 30, 2008	$206	$692,152	$3,624,793	$(3,001,198)	$(75,461)	$75,461	$1,315,953

     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 318,000 options to purchase shares of the Company’s common stock were exercised during the six months ended June 30, 2008.
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2008 and 2007:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty reserve, beginning of period	$72,272	$68,328	$70,284	$70,175
Provision	7,280	10,300	17,016	18,540
Payments	(9,802)	(11,854)	(17,550)	(21,941)

Warranty reserve, end of period	$69,750	$66,774	$69,750	$66,774

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
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge which eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated Company, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Homebuilding Mid Atlantic	$559,865	$789,878	$1,086,257	$1,478,661
Homebuilding North East	98,811	114,705	184,779	203,328
Homebuilding Mid East	154,769	224,489	304,929	379,617
Homebuilding South East	127,588	168,068	234,937	310,644
Mortgage Banking	14,690	19,528	32,752	37,607

Consolidated revenues	$955,723	$1,316,668	$1,843,654	$2,409,857

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Profit:
Homebuilding Mid Atlantic	$45,760	$115,291	$89,240	$218,660
Homebuilding North East	5,559	4,583	12,710	8,008
Homebuilding Mid East	9,839	21,862	20,686	35,874
Homebuilding South East	8,290	25,437	17,350	48,164
Mortgage Banking	7,857	12,604	19,517	23,584

Segment profit	77,305	179,777	159,503	334,290

Contract land deposit impairments (1)	16,076	(39,115)	15,439	(47,605)
Stock option expense (2)	(12,099)	(14,186)	(18,432)	(28,509)
Corporate capital allocation (3)	28,237	38,766	56,204	74,229
Unallocated corporate overhead	(24,894)	(20,288)	(51,459)	(46,271)
Consolidation adjustments and other	4,907	5,850	4,567	5,837
Corporate interest expense	(3,115)	(3,127)	(6,230)	(6,262)

Reconciling items sub-total	9,112	(32,100)	89	(48,581)

Consolidated income before tax	$86,417	$147,677	$159,592	$285,709

(1)	This item represents contract land deposit reserves which have not yet been charged to the operating segments. During the second quarter of 2008, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments.

(2)	The stock option expense in 2007 includes expense of approximately $5,600 and $11,300 related to contingently issuable shares for the three and six-month periods, respectively. The Company determined that it was improbable that it would achieve the performance metric related the outstanding contingently issuable stock options. Based on the Company’s continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, the Company expects that none of the contingently issuable options will vest. As a result, the Company currently is not recognizing any stock-based compensation expense related to these options and the Company believes it is improbable that any such expense will be recognized in the future. In addition, during the first quarter of 2008 the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in a reversal of approximately $4,800 of stock option expense in the first quarter of 2008. These reductions in stock option expense in the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 were partially offset by stock option expense related to options granted in 2008. See note 5 for further discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding Mid Atlantic	$18,956	$26,457	$37,710	$51,502
Homebuilding North East	2,666	4,064	5,449	7,603
Homebuilding Mid East	3,257	4,683	6,558	8,510
Homebuilding South East	3,358	3,562	6,487	6,614

Total	$28,237	$38,766	$56,204	$74,229

	June 30,
	2008	2007
Assets:
Homebuilding Mid Atlantic	$616,016	$949,937
Homebuilding North East	81,204	131,106
Homebuilding Mid East	122,386	176,728
Homebuilding South East	115,350	129,145
Mortgage Banking	147,922	168,583

Segment assets	1,082,878	1,555,499

Assets not owned, consolidated per FIN 46R	145,141	199,246
Cash	867,329	571,522
Deferred taxes	204,140	192,697
Intangible assets	60,655	60,776
Land reserve	(114,271)	(104,468)
Consolidation adjustments and other (4)	67,983	28,009

Reconciling items sub-total	1,230,977	947,782

Consolidated assets	$2,313,855	$2,503,281

(4)	The 2008 balance includes bulk purchases of finished building lots of approximately $25,000 which have not yet been allocated to the reportable segments and a reduction in the consolidating adjustment eliminating FIN 46R land deposits of approximately $14,000. See note 2 for further discussion.
11. Fair Value of Derivative Instruments
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives pursuant to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, accordingly, are marked to fair value through earnings. Fair value is determined pursuant to SFAS No. 157, Fair Value Measurements, and Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings, both of

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
which the Company adopted on a prospective basis as of the beginning of 2008. Fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying statements of income.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors, and range from approximately 45 basis points to 285 basis points of the loan amount, depending on the loan type. The Company assumes an approximate 18% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
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
     The effect of fair value measurements on earnings in the six months ended June 30, 2008 is as follows:

		Assumed	Interest
	Notional or	Gain (Loss)	Rate	Servicing	Security	Total Fair
	Principal	From Loan	Movement	Rights	Price	Value
	Amount	Sale	Effect	Value	Change	Adjustment

Rate lock commitments	$386,600	$(244)	$(4,418)	$6,435	$—	$1,773
Forward sales contracts	562,253	—	—	—	6,032	6,032
Mortgages held for sale	132,954	(557)	(1,643)	2,401	—	201

Total		$(801)	$(6,061)	$8,836	$6,032	$8,006

     Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The Company recognized a net SFAS No. 133 unrealized loss of $111 (pre-tax) in the six-month period ended June 30,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
2007. The resulting unrealized $8,000 gain in the six-month period ended June 30, 2008 from the fair value measurement was primarily attributable to the inclusion of the value of the servicing rights in the measurement as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of the Company’s locked loan pipeline increasing by 68% from June 30, 2007 to June 30, 2008 as a result of a 180 day extended lock program offered to homebuyers that was instituted during 2008. The fair value measurement will be impacted in the future by the change in volume and product mix of the Company’s locked loan commitments.
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
13. Commitments and Contingencies
     On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, none of the groups of employees that the lawsuits purport to represent have been certified as a class. The lawsuits filed in Ohio, Pennsylvania, Maryland and New Jersey have been stayed pending further developments in the New York action.
     The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     In 2006 and 2005, the Company received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding the Company’s storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. The Company was informed in the second quarter of 2008 that this matter has been closed with the EPA, and no fines were assessed.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect to measure any financial assets or liabilities at fair value except those required to be reported at fair value by SFAS No. 157 as discussed in note 11 above.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) expands on the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for any acquisitions made on or after January 1, 2009.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company will conform its disclosures to the requirements of SFAS No. 161 upon adoption.

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
Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007
Overview
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
     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of June 30, 2008, we controlled approximately 60,500 lots with deposits in cash and letters of credit totaling approximately $292,000 and $7,700, respectively. Included in the number of controlled lots are approximately 17,600 lots for which we have recorded a contract land deposit impairment reserve of $114,271 as of June 30, 2008. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Current Overview of the Business Environment
     The current home sales environment remains challenging, still characterized by relatively higher levels of existing and new homes available for sale, driven by slowed demand and record foreclosure rates. In addition, homebuyer confidence continues to be negatively impacted by concerns regarding a potential economic recession, job stability and declining home prices in many of our markets. The home sales environment also continues to be adversely impacted by a more restrictive mortgage lending environment. The mortgage market changed significantly during 2007 and continues to change in 2008, due to the turmoil in the credit markets. These changes within the mortgage markets continue to make it difficult for our customers to obtain mortgage financing. In response to these challenging market conditions which continue to negatively impact new orders and selling prices in each of our market segments, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders decreased 29% in the quarter ended June 30, 2008 as compared to the same period in 2007 and selling prices decreased 13% in these same respective periods. Our cancellation rate for the second quarter of 2008 was 19% as compared to 16% during the same period in 2007 and 22% in the first quarter of 2008.
     Reflecting the challenging market conditions discussed above, for the quarter ended June 30, 2008, consolidated revenues decreased approximately 27% from the same period in 2007. Additionally, net income and diluted earnings per share in the current quarter decreased 43% and 39%, respectively, as compared to the second quarter of 2007. Gross profit margins within our homebuilding business declined to 17.9% in the second quarter of 2008 as compared to 18.1% in the second quarter of 2007. Gross profit margins were negatively impacted by contract land deposit impairment charges of approximately $5,800, or 62 basis points, in the second quarter of 2008, and $55,000, or 424 basis points, in the same period in 2007. Gross profit margins excluding these impairments were 18.5% in the second quarter of 2008 compared to 22.4% for the same period in 2007. This decline in gross profit margins excluding contract land deposit impairment charges was due to continued pricing pressure in many of our markets.
     Based on the current uncertainty in both the homebuilding and mortgage markets, we expect to see continued pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we continue to work with our vendors to reduce material and labor costs incurred in the construction process. In addition, we continue to focus on reducing lot costs by working with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. As mentioned above, we recorded a contract land deposit impairment charge of approximately $5,800 during the second quarter of 2008, as compared to approximately $55,000 in the second quarter of 2007. Additionally, in response to continuing pricing pressures and customer affordability issues, we are also providing house types at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded features as standard options. This provides homebuyers with greater affordability and the option to upgrade only those features important to each particular buyer. We also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant.

Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$941,033	$1,297,140	$1,810,902	$2,372,250
Cost of Sales	$772,369	$1,061,937	$1,499,300	$1,915,347
Gross profit margin percentage	17.9%	18.1%	17.2%	19.3%
Selling, general and administrative	$89,871	$101,198	$174,037	$198,604
Settlements (units)	2,750	3,463	5,215	6,163
Average settlement price	$341.7	$374.2	$346.9	$384.4
New orders (units)	2,670	3,745	5,401	7,662
Average new order price	$316.4	$363.9	$318.2	$368.2
Backlog (units)			5,331	7,887
Average backlog price			$341.5	$391.3
Consolidated Homebuilding — Three Months Ended June 30, 2008 and 2007
     Homebuilding revenues decreased 27% for the second quarter of 2008 compared to the same period in 2007 as a result of a 21% decrease in the number of units settled and a 9% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 29% lower at the start of the second quarter of 2008 as compared to the same period of 2007. Average settlement prices were primarily impacted by an 11% lower average price of homes in backlog entering the second quarter of 2008 as compared to the same period in 2007.
     Gross profit margins in the quarter ended June 30, 2008 declined slightly as compared to the second quarter of 2007 despite lower contract land deposit impairment charges of approximately $5,800 in the second quarter of 2008 as compared to approximately $55,000 in the second quarter of 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions discussed above.
     The number of new orders and the average selling price for new orders for the second quarter of 2008 decreased by 29% and 13%, respectively, as compared to the second quarter of 2007. New orders were negatively impacted by a continuing decline in consumer confidence driven by concerns regarding an economic recession and job stability, as well as by concerns regarding the stability in home values. In addition, net new orders have been negatively impacted by higher cancellation rates in the second quarter of 2008, which increased to 19% from 16% in the same period of 2007. Cancellation rates have been impacted by tighter mortgage underwriting standards and financing availability, negatively impacting both our customers’ ability to secure financing for their new home purchase and our customers’ ability to sell their current homes. New orders were also negatively impacted by a 16% reduction in our average number of active communities in the second quarter of 2008 to 435 from 516 in the same period of 2007. The decrease in the average number of active communities is a result of the termination of certain lot purchase agreements and a reduced pace of entering into new lot purchase agreements.
     Selling, general and administrative (“SG&A”) expenses for the second quarter decreased by approximately $11,300, but as a percentage of revenue increased to 9.6% from 7.8% in the second quarter of 2007. The decrease in SG&A expenses is primarily attributable to a $9,100 decrease in selling and marketing costs in the second quarter of 2008 compared to the same period in 2007 due to the previously mentioned 16% decrease in the average number of active communities period over period.

Consolidated Homebuilding — Six Months Ended June 30, 2008 and 2007
     Homebuilding revenues decreased 24% for the six months ended June 30, 2008 compared to the same period in 2007 due to a 15% decrease in the number of units settled and a 10% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 19% lower entering 2008 as compared to the backlog unit balance entering 2007. Average settlement prices were impacted primarily by a 10% lower average price of homes in the beginning backlog entering the second quarter of 2008 compared to the same period in 2007.
     Gross profit margins in the first six months of 2008 declined compared to the first six months of 2007 despite lower contract land deposit impairment charges of approximately $12,400, or 69 basis points, in the 2008 period as compared to approximately $67,200, or 283 basis points, in the same period in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of the aforementioned challenging market conditions.
     New orders for the six months ended June 30, 2008 decreased by 30% compared to the same period in 2007 and the average sales price of new orders decreased 14% over the same respective periods. New order units and prices have been negatively impacted by the aforementioned challenging market conditions. In addition, new order units have been negatively impacted by a 16% reduction in the average number of active communities period over period to 438 in 2008 from 522 in 2007. We expect to continue to experience downward pressure on sales and selling prices over at least the next several quarters in all of our market segments as the market remains challenging.
     SG&A expenses for the six-month period ended June 30, 2008 decreased approximately $24,600 compared to the same period in 2007, and as a percentage of revenue increased to 9.6% in 2008 compared to 8.4% for the 2007 period. The decrease in SG&A expenses is primarily attributable to a $12,400 decrease in selling and marketing costs in 2008 as compared to the same period in 2007 due to previously mentioned 16% decrease in the average number of active communities year over year. In addition, stock based compensation expense decreased approximately $9,400 in 2008 as compared to 2007. This decrease is attributable to the recognition of approximately $10,300 of performance based stock compensation in 2007, with no corresponding charge in 2008 due to our determination that it is improbable the performance metric associated with our contingently issuable stock options will be met. Further, in the first quarter of 2008, we reversed approximately $4,500 of previously expensed stock based compensation due to a change in our estimated stock option forfeiture rate. These decreases were partially offset by additional expense in 2008 related to 2008 stock option grants. See note 5 to the accompanying condensed consolidated financial statements for additional discussion of stock option compensation expense.
     Backlog units and dollars were 5,331 and $1,820,482, respectively, as of June 30, 2008 compared to 7,887 and $3,085,939 as of June 30, 2007. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 19% lower at the beginning of 2008 as compared to the beginning of 2007, coupled with net new order and settlement activity, for the first six months of 2008 as compared to the same period in 2007. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 13% decrease in the average price of homes in ending backlog, resulting primarily from a 14% decrease in the average selling price for new orders over the six-month period ended June 30, 2008 compared to the same period in 2007.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. The following table summarizes certain homebuilding operating activity by segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Mid Atlantic:
Revenues	$559,865	$789,878	$1,086,257	$1,478,661
Settlements (units)	1,344	1,720	2,585	3,072
Average settlement price	$416.4	$459.1	$420.1	$481.1
New orders (units)	1,341	1,803	2,633	3,724
Average new order price	$378.2	$456.3	$380.7	$460.5
Backlog (units)			2,774	4,317
Average backlog price			$409.4	$479.2
Gross profit margin	$93,117	$179,537	$183,253	$341,570
Gross profit margin percentage	16.6%	22.7%	16.9%	23.1%
Segment profit	$45,760	$115,291	$89,240	$218,660
North East:
Revenues	$98,811	$114,705	$184,779	$203,328
Settlements (units)	304	324	549	573
Average settlement price	$325.0	$353.9	$336.6	$354.8
New orders (units)	240	345	520	762
Average new order price	$298.1	$344.7	$303.1	$342.3
Backlog (units)			476	729
Average backlog price			$302.3	$345.1
Gross profit margin	$13,727	$16,794	$28,959	$31,047
Gross profit margin percentage	13.9%	14.6%	15.7%	15.3%
Segment profit	$5,559	$4,583	$12,710	$8,008
Mid East:
Revenues	$154,769	$224,489	$304,929	$379,617
Settlements (units)	639	839	1,256	1,411
Average settlement price	$240.3	$266.4	$241.5	$267.5
New orders (units)	726	923	1,443	1,953
Average new order price	$231.1	$245.2	$235.5	$251.4
Backlog (units)			1,300	1,816
Average backlog price			$238.3	$252.4
Gross profit margin	$25,760	$41,571	$51,527	$72,172
Gross profit margin percentage	16.6%	18.5%	16.9%	19.0%
Segment profit	$9,839	$21,862	$20,686	$35,874
South East:
Revenues	$127,588	$168,068	$234,937	$310,644
Settlements (units)	463	580	825	1,107
Average settlement price	$275.6	$289.8	$284.8	$280.6
New orders (units)	363	674	805	1,223
Average new order price	$270.5	$288.8	$271.9	$289.7
Backlog (units)			781	1,025
Average backlog price			$296.2	$299.9
Gross profit margin	$21,388	$39,100	$42,447	$73,223
Gross profit margin percentage	16.8%	23.3%	18.1%	23.6%
Segment profit	$8,290	$25,437	$17,350	$48,164

Mid Atlantic
Three Months Ended June 30, 2008 and 2007
     The Mid Atlantic segment had an approximate $69,500 reduction in segment profit in the three months ended June 30, 2008 compared to the same period in 2007. Revenues decreased approximately $230,000, or 29%, for the three months ended June 30, 2008 from the prior year quarter due primarily to a 22% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in units settled is attributable to a 34% lower backlog unit balance entering the second quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate period over period. The Mid Atlantic segment’s gross profit margin percentage for the second quarter of 2008 decreased to 16.6% from 22.7% in the same period in 2007. Gross profit margins were negatively impacted by the increased pressure on selling prices resulting in a 9% decrease in the average settlement price in the second quarter of 2008 as compared to the second quarter of 2007. In addition, gross margins were also negatively impacted by higher contract land deposit impairment charges of approximately $12,400 in the second quarter of 2008 compared to approximately $10,800 in the second quarter of 2007.
     Segment new orders for the second quarter of 2008 decreased 26% from the same period in 2007. The segment’s average sales price of new orders decreased 17% in the quarter compared to the second quarter of 2007. New orders and new order sale prices have been negatively impacted by deteriorating market conditions within this segment resulting from high levels of new and existing home inventory for sale, low consumer confidence, and a tougher lending environment. In addition, new orders are down in the current quarter from the same period in 2007 as a result of a 16% decrease in the average number of active communities in the second quarter of 2008 as compared to the same period in 2007.
Six Months Ended June 30, 2008 and 2007
     The Mid Atlantic segment had an approximate $129,400 decrease in segment profit in the six months ended June 30, 2008 compared to the same period in 2007. Revenues decreased approximately $392,400, or 27%, for the six months ended June 30, 2008 from the prior year period on a 16% decrease in the number of units settled and a 13% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of 2008 as compared to the same period in 2007. The decrease in the average settlement price is primarily attributable to an 11% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage fell to 16.9% in 2008 from 23.1% in 2007. Gross profit margins were adversely affected by the downward pressure on selling prices which resulted in the aforementioned 13% decrease in the average settlement price and higher contract land deposit impairment charges of approximately $18,400 in 2008 compared to approximately $14,700 in 2007.
     Segment new orders for the six-month period ended June 30, 2008 decreased 29% from the same period in 2007 and the segment’s average sales price of new orders decreased 17% period over period. As discussed above, we continue to experience downward pressure on new order units and selling prices as a result of the challenging market conditions. Backlog units and dollars decreased approximately 36% and 45%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 26% lower at the beginning of 2008 as compared to the beginning of 2007, coupled with the net new order and settlement activity for the six-month period ended June 30, 2008. Backlog dollars were negatively impacted by the decrease in backlog units and a 15% decrease in the average price of homes in ending backlog, due primarily to the aforementioned 17% decrease in the average selling price for new orders over the six-month period ended June 30, 2008 compared to the same period in 2007.

North East
Three Months Ended June 30, 2008 and 2007
     The North East segment had an approximate $1,000 increase in segment profit in the three months ended June 30, 2008 compared to the same period in 2007, despite a decrease in revenues of approximately $15,900, or 14%. Revenues declined as a result of a 6% decrease in the number of units settled and an 8% decrease in the average settlement price. The decrease in units settled is attributable to a 24% lower backlog unit balance entering the second quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were down primarily as a result of selling price pressures in prior quarters, which were reflected in the average price of homes in our backlog balance at the beginning of the second quarter of 2008 being 9% lower than the same period in 2007. Gross profit margins decreased to 13.9% in 2008 from 14.6% in 2007 primarily as a result of the lower average settlement prices in 2008.
     Segment new orders and the average new order sales price for the second quarter of 2008 decreased 30% and 14%, respectively, from the same period in 2007, as a result of challenging market conditions and continued pricing pressures in each market within this segment. New orders have also been negatively impacted by an increase in the cancellation rate in the segment to 18% in the second quarter of 2008 from 15% in the second quarter of 2007. In addition, new orders were negatively impacted by a 20% reduction in the average number of active communities within the North East segment in the second quarter of 2008 as compared to the same period in 2007.
Six Months Ended June 30, 2008 and 2007
     The North East segment had an approximate $4,700 increase in segment profit in the six-month period ended June 30, 2008 compared to the same period in 2007, despite a decrease in revenues of approximately $18,500, or 9%, for the six-month period ended June 30, 2008 from the prior year period. Revenues declined due to a 4% decrease in the number of units settled and a 5% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 7% lower beginning backlog balance and 6% lower average price of homes in beginning backlog period over period. Gross profit margins increased slightly to 15.7% in the first six months of 2008 from 15.3% in the same period 2007. The increase in segment profit is attributable primarily to cost control measures as well as to reduced sales and marketing costs due to a 20% reduction in the average number of active communities during 2008 as compared to the same period in 2007.
     Segment new orders and the average new order sales price for the six-month period ended June 30, 2008, decreased 32% and 11%, respectively, from the same period in 2007, as a result of deteriorating market conditions in each of the markets in this segment. New orders have also been negatively impacted by an increase in the cancellation rate in the segment to 18% in 2008 from 15% in 2007. In addition, new orders were negatively impacted by a 20% reduction in the average number of active communities within the North East segment. The net new order and settlement activity for the first six months of 2008 resulted in a 35% decrease in backlog units at June 30, 2008 as compared to June 30, 2007. Backlog dollars decreased 43% year over year due to the decrease in backlog units and to a 11% decrease in the average selling price for new orders for the six-month period ended June 30, 2008 as compared to the same period in 2007.
Mid East
Three Months Ended June 30, 2008 and 2007
     The Mid East segment had an approximate $12,000 decrease in segment profit quarter over quarter. Revenues decreased approximately $69,700, or 31%, due to a 24% decrease in the number of units settled and a 10% decrease in the average settlement price. The decrease in units settled is attributable to a 30% lower backlog unit balance entering the second quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 7% lower average price of homes in beginning backlog quarter over quarter. Gross profit margins decreased to 16.6% in the second quarter of 2008 from 18.5% in the same period of 2007, primarily as a result of the 10% decrease in the average settlement price quarter over quarter.
     Segment new orders and the average selling price during the second quarter of 2008 decreased 21% and 6%, respectively, from the same period in 2007. The decrease in new orders was attributable to a continuing deterioration in each of the markets within the Mid East segment quarter over quarter. In addition, new orders were negatively impacted by a 19% decrease in the average number of active communities in the second quarter of 2008 as compared to the same period in 2007.
Six Months Ended June 30, 2008 and 2007
     The Mid East segment had an approximate $15,200 decrease in segment profit in the six-month period ended June 30, 2008 compared to the same period in 2007. Revenues decreased approximately $74,700, or 20%, for the six months ended June 30, 2008 from the prior year period due to an 11% decrease in the number of units settled and a 10% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 13% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period. Gross profit margins decreased to 16.9% in the first six months of 2008 from 19.0% in the same period in 2007, primarily as a result of the 10% decrease in the average settlement price period over period.
     Segment new orders and the average new order sales price for the six-month period ended June 30, 2008, decreased 26% and 6%, respectively, from the same period in 2007. New orders have been negatively impacted by an increase in the cancellation rate in the segment to 14% in 2008 from 12% in 2007. In addition, new orders were negatively impacted by a 22% reduction in the average number of active communities within the Mid East segment. The net new order and settlement activity for the first six months of 2008 resulted in a 28% decrease in backlog units at June 30, 2008 as compared to June 30, 2007. Backlog dollars decreased 32% year over year due to the decrease in backlog units and to a 6% decrease in the average selling price for new orders for the six-month period ended June 30, 2008 as compared to the same period in 2007.
South East
Three Months Ended June 30, 2008 and 2007
     The South East segment had an approximate $17,100 decrease in segment profit quarter over quarter. Revenues decreased approximately $40,500, or 24%, due to a 20% decrease in the number of homes settled and a 5% decrease in the average settlement price. The decrease in units settled is attributable to a 5% lower unit backlog entering the second quarter of 2008 compared to the same period in 2007, coupled with a slower backlog turnover rate quarter over quarter. The decrease in the average settlement price is primarily attributable to a 2% lower average price of units in backlog entering the second quarter of 2008 compared to the same period in 2007. Gross profit margins decreased to 16.8% in the second quarter of 2008 from 23.3% in the same period in 2007. Gross profit margins were negatively impacted by higher contract land deposit write-offs of approximately $4,100 in the second quarter of 2008 as compared to $72 in the second quarter of 2007. In addition, gross profit margins were negatively impacted by higher average lot and operating costs per settled unit.
     Segment new orders and the average selling price during the second quarter of 2008 decreased 46% and 6%, respectively, from the same period in 2007. The decrease in new orders is attributable to lower sales absorption on 5% lower average number of active communities quarter over quarter. In addition, sales were negatively impacted by an increase in the cancellation rate to 28% in the second quarter of 2008 from 14% in the same period of 2007, as market conditions have become more challenging in the markets within the South East segment.

Six Months Ended June 30, 2008 and 2007
     The South East segment had an approximate $30,800 decrease in segment profit in the six-month period ended June 30, 2008 compared to the same period in 2007. Revenues decreased approximately $75,700, or 24%, for the six months ended June 30, 2008 from the prior year period due primarily to a 25% decrease in the number of units settled period over period. The decrease in units settled is attributable to a 12% lower beginning backlog unit balance entering 2008 compared to the same period in 2007, coupled with a lower backlog turnover rate period over period. Gross profit margins decreased to 18.1% in the first six months of 2008 from 23.6% in the same period of 2007 as a result of higher contract land deposit write-offs of approximately $3,900 in 2008 as compared to $73 in 2007. In addition, gross profit margins were negatively impacted by higher average lot and operating costs per settled unit.
     Segment new orders and the average new order price decreased 34% and 6%, respectively, during the six-month period ended June 30, 2008 as compared to the same period in 2007. Market conditions within the South East segment have continued to deteriorate throughout 2008. These worsening market conditions have negatively impacted net new orders as seen by lower sales absorption rates within our active communities and higher cancellation rates. Cancellation rates in the overall segment increased to 26% in 2008 from 16% in 2007. The net new order and settlement activity for the first six months of 2008, coupled with a 12% lower beginning backlog balance entering 2008 as compared to 2007, resulted in a 24% decrease in backlog units at June 30, 2008 as compared to June 30, 2007. The decrease in backlog units has resulted in a 25% decline in backlog dollars year over year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$93,117	$179,537	$183,253	$341,570
Homebuilding North East	13,727	16,794	28,959	31,047
Homebuilding Mid East	25,760	41,571	51,527	72,172
Homebuilding South East	21,388	39,100	42,447	73,223
Consolidation adjustments and other (1)	14,672	(41,799)	5,416	(61,109)

Segment gross profit	$168,664	$235,203	$311,602	$456,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$45,760	$115,291	$89,240	$218,660
Homebuilding North East	5,559	4,583	12,710	8,008
Homebuilding Mid East	9,839	21,862	20,686	35,874
Homebuilding South East	8,290	25,437	17,350	48,164
Reconciling items:
Contract land deposit impairments (1)	16,076	(39,115)	15,439	(47,605)
Stock option expense (2)	(11,397)	(13,301)	(17,313)	(26,739)
Corporate capital allocation (3)	28,237	38,766	56,204	74,229
Unallocated corporate overhead	(24,894)	(20,288)	(51,459)	(46,271)
Consolidation adjustments and other	4,907	5,850	4,567	5,837
Corporate interest expense	(3,115)	(3,127)	(6,230)	(6,262)

Reconciling items sub-total	9,814	(31,215)	1,208	(46,811)

Homebuilding consolidated profit before taxes	$79,262	$135,958	$141,194	$263,895

(1)	This line item contains contract land deposit reserves which have not yet been charged to the operating segments. During the second quarter of 2008, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments.

(2)	The stock option expense recognized in the homebuilding operations in 2007 includes expense of approximately $5,200 and $10,600 related to contingently issuable shares for the three and six-month periods, respectively. We determined that it was improbable that we would achieve the performance metric related to the outstanding contingently issuable stock options. Based on our continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, we expect that none of the contingently issuable options will vest. As a result, we currently are not recognizing any stock-based compensation expense related to these options and we believe it is improbable that any such expense will be recognized in the future. In addition, during the first quarter of 2008 we adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in a reversal of approximately $4,500 of stock option expense in the homebuilding operations in the first quarter of 2008. These reductions in stock option expense in the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 were partially offset by stock option expense related to options granted in 2008. See note 5 for further discussion.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding Mid Atlantic	$18,956	$26,457	$37,710	$51,502
Homebuilding North East	2,666	4,064	5,449	7,603
Homebuilding Mid East	3,257	4,683	6,558	8,510
Homebuilding South East	3,358	3,562	6,487	6,614

Total	$28,237	$38,766	$56,204	$74,229

Mortgage Banking Segment
Three and Six Months Ended June 30, 2008 and 2007
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loan closing volume:
Total principal	$593,867	$849,430	$1,117,405	$1,564,469

Loan volume mix:
Adjustable rate mortgages	3%	21%	4%	24%

Fixed-rate mortgages	97%	79%	96%	76%

Operating profit:
Segment profit	$7,857	$12,604	$19,517	$23,584
Stock option expense	(702)	(885)	(1,119)	(1,770)

Mortgage banking income before tax	$7,155	$11,719	$18,398	$21,814

Mortgage banking fees:
Net gain on sale of loans	$10,804	$14,042	$25,175	$27,402
Title services	3,772	5,368	7,216	9,913
Servicing	114	118	361	292

	$14,690	$19,528	$32,752	$37,607

     Loan closing volume for the three months ended June 30, 2008 decreased 30% from the same period in 2007. The 2008 decrease is primarily attributable to a 22% decrease in the number of units closed and a 10% decrease in the average loan amount. Loan closing volume for the six months ended June 30, 2008 decreased 29% from the same period in 2007. This decrease is primarily attributable to an 18% decrease in the number of units closed and a 13% decrease in the average loan amount. The unit decreases for the three and six months ended June 30, 2008 primarily reflect the aforementioned decreases in the number of homes that our homebuilding segment settled during the same periods in 2007. The unit decreases also reflect a decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which decreased to 84% for the three month period ended June 30, 2008, compared to 86% for the same period in 2007 and decreased to 83% for the six-month period ended June 30, 2008, compared to 86% for the same period in 2007. The decrease in the average loan amount for the three and six months ended June 30, 2008 reflects the aforementioned decrease in the homebuilding segment’s average settlement prices.
     Segment profit for the three months ended June 30, 2008 decreased approximately $4,700 from the same period for 2007. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume, a reduction in fees charged to borrowers to assist our selling efforts and a decrease in secondary marketing gains from the sale of loans. The decrease in mortgage banking fees was partially offset by a 35 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate mortgages, partly driven by an increase in the use of FHA fixed rate loan products in the current period which generally carry a higher servicing release premium than other non-FHA loan products, and an approximate $1,900 increase in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below).
     Segment profit for the six months ended June 30, 2008 decreased approximately $4,100 from the same period for 2007. The decrease is primarily due to a reduction in mortgage banking fees caused by the decrease in closing volume, a reduction in fees charged to borrowers to assist our selling efforts and a decrease in secondary marketing gains from the sale of loans. The decrease in mortgage banking fees was partially offset by a 30 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate and FHA mortgages, as noted above, and an approximate $8,000 increase in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). Segment profit for the six months ended June 30, 2008 was favorably impacted by an approximate $1,600 decrease in general and administrative expenses. This decrease was partially attributable to an approximate $1,100 decrease in salary and other personnel costs due to a 16% reduction in staffing from the same period for 2007. General and administrative costs also decreased due to an approximate $900 decrease in loan loss charges for the same period in 2007.
     The aforementioned fair value measurement gain of $1,900 for the three month period ended June 30, 2008 and the $8,000 year to date gain in unrealized income from the fair value measurement was the result of the adoption of Staff Accounting Bulleting 109, Written Loan commitments recorded at Fair Value through Earnings (SAB No. 109) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, both of which the Company adopted on a prospective basis as of January 1, 2008. As a result of the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale now includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value measurement, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. We recognized a net SFAS No. 133 unrealized gain of $16 (pre-tax) during the three months ended June 30, 2007 and a net SFAS No. 133 unrealized loss of $111 (pre-tax) during the six months ended June 30, 2007. Each of the aforementioned fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157. The resulting $1,900 unrealized gain for the three month period ended June 30, 2008 and the $8,000 unrealized gain for the six-month period ended June 30, 2008 from the fair value measurement is primarily attributable to the inclusion of the value of the servicing rights in the fair value measurement as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of our locked loan pipeline increasing by 68% at June 30, 2008 compared to June 30, 2007 as a result of a 180 day extended lock program offered to homebuyers that was instituted during the first quarter of 2008. The aforementioned fair value measurement will be impacted in the future by the change in volume and product mix of our locked loan commitments.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. As mentioned above, NVRM is reducing the fees charged to its borrowers to assist our selling efforts and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.

Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. For the six months ended June 30, 2008, our operating activities provided cash of $100,948. Operating cash was primarily provided by our homebuilding operations and a reduction in our homebuilding inventory of approximately $63,000. The presentation of operating cash flows was also reduced by $33,184, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital.
     Net cash used in investing activities was $2,985 for the period ended June 30, 2008, primarily for property and equipment purchases throughout the period.
     Net cash provided by financing activities was $105,967 for the period ended June 30, 2008. During the six months ended June 30, 2008, we increased net borrowings under the mortgage warehouse facility by approximately $33,000. Cash was also provided by the receipt of $40,164 in proceeds from employee stock option exercises and by the realization of $33,184 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either: (i) the prime rate, or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $15,760 was outstanding at June 30, 2008. There were no direct borrowings outstanding under the Facility as of June 30, 2008. At June 30, 2008, we were in compliance with all covenants under the Facility and there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a short-term credit facility. NVRM has available an annually renewable mortgage warehouse facility (the “Revolving Credit Agreement”) with an aggregate borrowing limit of $149,250. The Revolving Credit Agreement is used to fund NVRM’s mortgage origination activities, under which $116,199 was outstanding at June 30, 2008. As of June 30, 2008, the borrowing base limitation reduced the amount available to us for borrowing to approximately $122,800. The Revolving Credit Agreement expires in August 2008. The interest rate under the Revolving Credit Agreement is either: (i) LIBOR plus 1.0%, or (ii) 1.125%, depending on whether NVRM provides compensating balances. NVRM’s mortgage warehouse facility limits the ability of NVRM to transfer funds to NVR in the form of dividends, loans or advances. In addition, NVRM is required to maintain a minimum net worth of $14,000, with which we were compliant at June 30, 2008. We expect that the mortgage warehouse facility will be replaced with a revolving mortgage repurchase facility prior to the expiration of the warehouse facility in August. We expect to reduce the size of the new facility to correspond with our expected lower level of mortgage origination activity.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. We did not repurchase any shares of our common stock during the second quarter of 2008. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.

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
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2008 balance sheet to be adequate (see note 3 to the condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2008, and as of June 30, 2008, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, the significant positions held in the markets in which we operate and our expected future cash flows. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2008 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. The performance metric requires our aggregate diluted earnings per share for the years ended December 31, 2005 through December 31, 2008 to exceed $339.00 per share. While we currently believe that this performance condition will not be satisfied, our future expected activity levels could cause us to make a different determination, resulting in the recognition of all compensation cost related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the period ended June 30, 2008 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility, changes to our forfeiture rate experience and changes to the determination of whether performance condition grants will vest, could produce widely different fair values. See note 5 to the condensed consolidated financial statements for additional information.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the six months ended June 30, 2008. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PART II.OTHER INFORMATION

Item 1.	Legal Proceedings
     On July 18, 2007, former and current employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, none of the groups of employees that the lawsuits purport to represent have been certified as a class. The lawsuits filed in Ohio, Pennsylvania, Maryland and New Jersey have been stayed pending further developments in the New York action.
     We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in the accompanying condensed, consolidated balance sheet.
     In 2006 and 2005, we received requests for information pursuant to Section 308(a) of the Clean Water Act (the “Act”) from Regions 3 and 4 of the United States Environmental Protection Agency (the “EPA”). The requests sought information regarding our storm water management discharge practices in North Carolina, Pennsylvania, Maryland and Virginia during the homebuilding construction process. We were informed in the second quarter of 2008 that this matter has been closed with the EPA, and no fines were assessed.
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
If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.
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
     Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, both of which could result in our potential customers inability to buy a home from us. If our potential customers’ or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or may not be able to originate loans at all.
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $149 million available in an annually renewable warehouse credit facility to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and the first half of 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our financial results also are affected by the risks generally incident to our mortgage banking business, including interest rate levels, the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers account for almost all of our mortgage banking business. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.
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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 34% of our home settlements during the first half of 2008 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 45% of our homebuilding revenues in the first half of 2008. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
We are subject to litigation proceedings that could harm our business if an unfavorable ruling were to occur.
     From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. In addition, as described in Part II, Item 1, “Legal Proceedings” of this 10-Q, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.
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
     We had one repurchase authorization outstanding during the quarter ended June 30, 2008. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the second quarter of 2008. We have $226.3 million available under the July Authorization as of June 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on May 6, 2008. There were 5,261,961 shares of NVR, Inc. common stock eligible to vote at the 2008 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

		Votes
	Votes For	Against	Abstentions
1. Election of three directors to serve three-year terms:

Dwight C. Schar	4,641,465	128,029	1,541
Robert C. Butler	4,704,135	30,974	35,926
C. E. Andrews	4,688,276	46,846	35,913
C. Scott Bartlett, Jr., Timothy M. Donahue, Manuel H. Johnson, William A. Moran, David A. Preiser, John M. Toups and Paul W. Whetsell continued as directors after the Annual Meeting.

		Votes
	Votes For	Against	Abstentions
2. Ratification of appointment of KPMG LLP as independent registered public accountants for NVR for 2008	4,724,335	34,005	12,695

Item 6.	Exhibits
     (a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2008	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	45