Form 10-Q
period 2008-09-30
NVR INC
filed 2008-11-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2008 there were 5,453,515 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$963,313	$660,709
Receivables	10,444	10,855
Inventory:
Lots and housing units, covered under sales agreements with customers	536,895	573,895
Unsold lots and housing units	67,570	105,838
Manufacturing materials and other	6,555	9,121

	611,020	688,854

Assets not owned, consolidated per FIN 46R	127,074	180,206
Property, plant and equipment, net	26,834	32,911
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	11,686	11,686
Definite life intangibles, net	21	96
Contract land deposits, net	130,575	188,528
Other assets	253,785	252,461

	2,176,332	2,067,886

Mortgage Banking:
Cash and cash equivalents	1,728	3,500
Mortgage loans held for sale, net	113,839	107,338
Property and equipment, net	903	881
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	8,003	7,464

	131,820	126,530

Total assets	$2,308,152	$2,194,416

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$181,403	$219,048
Accrued expenses and other liabilities	235,564	251,475
Liabilities related to assets not owned, consolidated per FIN 46R	118,323	164,369
Customer deposits	93,117	125,315
Other term debt	2,630	2,820
Senior notes	200,000	200,000

	831,037	963,027

Mortgage Banking:
Accounts payable and other liabilities	13,858	18,551
Notes payable and repurchase agreement	90,782	83,463

	104,640	102,014

Total liabilities	935,677	1,065,041

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,561,187 and 20,592,640 shares issued as of September 30, 2008 and December 31, 2007, respectively	206	206
Additional paid-in-capital	706,560	663,631
Deferred compensation trust — 515,950 and 516,085 shares of NVR, Inc. common stock as of September 30, 2008 and December 31, 2007, respectively	(75,495)	(75,636)
Deferred compensation liability	75,495	75,636
Retained earnings	3,661,344	3,529,995
Less treasury stock at cost — 15,108,940 and 15,455,086 shares at September 30, 2008 and December 31, 2007, respectively	(2,995,635)	(3,064,457)

Total shareholders’ equity	1,372,475	1,129,375

Total liabilities and shareholders’ equity	$2,308,152	$2,194,416

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding:
Revenues	$928,265	$1,270,471	$2,739,167	$3,642,721
Other income	4,256	4,209	14,356	16,425
Cost of sales	(805,931)	(1,087,399)	(2,305,231)	(3,002,746)
Selling, general and administrative	(66,796)	(54,906)	(240,833)	(253,510)

Operating income	59,794	132,375	207,459	402,890
Interest expense	(3,259)	(3,375)	(9,730)	(9,995)

Homebuilding income	56,535	129,000	197,729	392,895

Mortgage Banking:
Mortgage banking fees	10,946	21,617	43,698	59,224
Interest income	929	1,078	2,608	3,415
Other income	188	320	531	780
General and administrative	(7,761)	(6,001)	(23,823)	(24,278)
Interest expense	(230)	(200)	(544)	(513)

Mortgage banking income	4,072	16,814	22,470	38,628

Income before taxes	60,607	145,814	220,199	431,523

Income tax expense	(24,056)	(54,701)	(88,850)	(164,842)

Net income	$36,551	$91,113	$131,349	$266,681

Basic earnings per share	$6.72	$17.25	$24.60	$48.35

Diluted earnings per share	$6.12	$15.26	$22.21	$42.25

Basic average shares outstanding	5,438	5,283	5,340	5,516

Diluted average shares outstanding	5,968	5,969	5,915	6,312

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$131,349	$266,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,712	12,896
Stock option compensation expense	29,716	5,575
Excess income tax benefit from exercise of stock options	(37,927)	(68,322)
Contract land deposit impairments	55,248	163,776
Deferred tax benefit	(1,584)	(29,733)
Mortgage loans closed	(1,496,365)	(1,691,663)
Proceeds from sales of mortgage loans	1,516,144	1,769,746
Principal payments on mortgage loans held for sale	3,591	6,472
Gain on sale of loans	(28,352)	(43,874)
Loss (gain) on sale of fixed assets	168	(397)
Net change in assets and liabilities:
Decrease (increase) in inventories	77,834	(245,781)
Decrease (increase) in receivables	699	(3,654)
Decrease in contract land deposits	5,423	8,227
(Decrease) increase in accounts payable, customer deposits and accrued expenses	(54,013)	45,839
Other, net	2,917	(14,921)

Net cash provided by operating activities	215,560	180,867

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,080)	(6,988)
Other, net	1,188	1,542

Net cash used in investing activities	(3,892)	(5,446)

Cash flows from financing activities:
Net borrowings (repayments) under notes payable, repurchase agreement and other term debt	7,129	(42,097)
Purchase of treasury stock	—	(507,472)
Excess income tax benefit from exercise of stock options	37,927	68,322
Proceeds from exercise of stock options	44,108	66,898

Net cash provided (used) by financing activities	89,164	(414,349)

Net increase (decrease) in cash and cash equivalents	300,832	(238,928)
Cash and cash equivalents, beginning of the period	664,209	556,119

Cash and cash equivalents, end of period	$965,041	$317,191

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,937	$7,186

Income taxes paid, net of refunds	$56,029	$111,571

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(7,086)	$(7,319)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and nine-month periods ended September 30, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2008, the Company controlled approximately 58,300 lots with deposits in cash and letters of credit totaling approximately $280,000 and $6,600, respectively.
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
     At September 30, 2008, NVR had an aggregate investment in nine separate LLC’s totaling approximately $9,300, which controlled approximately 380 lots. NVR recognizes its share of the earnings of the LLC’s as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the nine months ended September 30, 2008 and 2007, NVR adjusted cost of sales by approximately $330 and $530, respectively, which represented NVR’s share of the earnings of the LLC’s. As of September 30, 2008, NVR’s investment in the LLC’s had been partially offset by a contract land deposit valuation reserve of approximately $7,212.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-eight of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2008, NVR has consolidated these development entities on the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at September 30, 2008 was the inclusion on the balance sheet of $127,074 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $118,323 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $52,000 and liabilities of approximately $48,000 estimated for fourteen development entities created after December 31, 2003 that would not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at September 30, 2008:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$963,313	$—	$—	$963,313
Receivables	10,444	—	—	10,444
Homebuilding inventory	611,020	—	—	611,020
Property, plant and equipment, net	26,834	—	—	26,834
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,707	—	—	11,707
Contract land deposits, net	134,254	—	(3,679)	130,575
Other assets	258,857	—	(5,072)	253,785

	2,058,009	—	(8,751)	2,049,258

Mortgage banking assets:	131,820	—	—	131,820

FIN 46R Entities:
Land under development	—	126,290	—	126,290
Other assets	—	784	—	784

	—	127,074	—	127,074

Total assets	$2,189,829	$127,074	$(8,751)	$2,308,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$416,967	$—	$—	$416,967
Customer deposits	93,117	—	—	93,117
Other term debt	2,630	—	—	2,630
Senior notes	200,000	—	—	200,000

	712,714	—	—	712,714

Mortgage banking liabilities:	104,640	—	—	104,640

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	15,284	—	15,284
Debt	—	43,885	—	43,885
Contract land deposits	—	14,142	(14,142)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—
Minority interest	—	—	59,154	59,154

	—	77,812	40,511	118,323

Shareholders’ equity	1,372,475	49,262	(49,262)	1,372,475

Total liabilities and shareholders’ equity	$2,189,829	$127,074	$(8,751)	$2,308,152

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At September 30, 2008, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate five separate development entities created before December 31, 2003 for which NVR determined it is the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $7,800 to these five separate development entities, with a total aggregate purchase price for the finished lots of approximately $64,700. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these five development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the three and nine months ended September 30, 2008. Aggregate activity with respect to the five development entities is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Finished lots purchased — dollars	$5,483	$1,539	$10,039	$7,535
Finished lots purchased — units	19	3	30	35

3. Contract Land Deposits

During the three and nine-month periods ended September 30, 2008, the Company incurred pre-tax impairment charges on contract land deposits of approximately $42,800, and $55,200, respectively. During the three and nine-month periods ended September 30, 2007, the Company incurred pre-tax impairment charges on contract land deposits of approximately $96,500 and $163,800, respectively. These charges are related to the continued deterioration of market conditions in the homebuilding industry. These impairment charges were recorded in cost of sales in the accompanying condensed consolidated statements of income. The contract land deposit asset is shown net of a $145,294 and $133,664 impairment valuation allowance at September 30, 2008 and December 31, 2007, respectively.

4. Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	5,438,000	5,283,000	5,340,000	5,516,000
Shares issuable upon exercise of dilutive options	530,000	686,000	575,000	796,000

Diluted average number of shares outstanding	5,968,000	5,969,000	5,915,000	6,312,000

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The assumed proceeds used in the treasury stock method for calculating the dilutive impact of employee stock options includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Options to purchase 319,617 shares of common stock during both the three and nine months ended September 30, 2008, and options to purchase 55,738 and 49,176 shares of common stock during the three and nine months ended September 30, 2007, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 377,386 and 410,557 performance-based options were outstanding as of September 30, 2008 and 2007, respectively, and accordingly, have been excluded from the computation of diluted earnings per share because the performance target had not been achieved, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. NVR does not expect the performance target will be achieved and accordingly does not expect these options to vest. See note 5 for further discussion of the performance-based options.
5. Stock Option Compensation Expense
     During the nine months ended September 30, 2008, the Company issued non-qualified stock options to purchase 267,246 shares of its common stock (“Management Options”) under the 2000 Broadly-Based Stock Option Plan. The exercise price of each Management Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. These Management Options will vest fully on December 31, 2010, subject to the grantee’s continued employment. The Company also issued non-qualified stock options to purchase 12,765 shares of its common stock (“Director Options”) under the 1998 Directors’ Long Term Stock Option Plan during the nine months ended September 30, 2008. The exercise price of each Director Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Director Option was granted for a term of ten (10) years from the date of grant. These Director Options will vest in three equal annual installments beginning December 31, 2010, subject to the director’s continued Board service.
     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair values of the Director Options and Management Options granted during the nine months ended September 30, 2008 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Management	Director
	Options	Options
Estimated option life	3.88 years	4.87 years
Risk free interest rate (range)	2.54% - 3.23%	2.83% - 3.71%
Expected volatility (range)	31.60% - 39.28%	30.84% - 36.73%
Expected dividend rate	0.00%	0.00%
Grant-date fair value per share of options granted	$156.24	$174.07

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
     As of September 30, 2008, the total unrecognized compensation cost for outstanding unvested “service-only” stock option awards equals approximately $80,400, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.70 years.
     The following table provides additional information relative to NVR’s stock option plans for the nine-month period ended September 30, 2008:

		Weighted Average
	Options	Exercise Price
Stock Options
Outstanding at beginning of period	2,050,453	$325.13
Granted	280,011	$517.41
Exercised	(346,146)	$182.02
Forfeited or expired	(79,174)	$439.80

Outstanding at end of period	1,905,144	$374.62

Exercisable at end of period	389,750	$197.25

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
     The Company determined in the third quarter of 2007 that it was improbable that it would achieve the performance metric related to outstanding stock options to purchase 410,557 shares of the Company’s common stock. Based on the Company’s continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, the Company expects that none of the contingently issuable options will vest. As a result, the Company currently is not recognizing any stock-based compensation expense related to these options and the Company believes it is improbable that any such expense will be recognized in the future.
     The Company recognized pre-tax stock based compensation expense of approximately $11,300 and $(22,900) during the three months ended September 30, 2008 and 2007, respectively, and approximately $29,700 and $5,600 during the nine months ended September 30, 2008 and 2007, respectively. The increase in stock based compensation expense recorded period over period is due to the reversal of approximately $31,500 in pre-tax expense in the third quarter of 2007 when, as mentioned above, the Company determined that it was improbable that it would achieve the performance related to the performance-based stock options outstanding.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
6. Excess Reorganization Value, Goodwill and Other Intangibles
     SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”) to be tested for impairment on an annual basis subsequent to the year of adoption, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company completed the annual assessment of impairment during the first quarter of 2008, and as of September 30, 2008, management believes that there was no impairment of either goodwill or excess reorganization value.
7. Uncertainty in Income Taxes
     As of January 1, 2008, the Company has approximately $36,383 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2008, the Company had a total of $16,969 of accrued interest for unrecognized tax benefits on its condensed consolidated balance sheet, which would decrease income tax expense if recognized. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2004.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2007	$206	$663,631	$3,529,995	$(3,064,457)	$(75,636)	$75,636	$1,129,375

Net income	—	—	131,349	—	—	—	131,349
Deferred compensation activity	—	—	—	—	141	(141)	—
Stock-based compensation	—	29,716	—	—	—	—	29,716
Stock option activity	—	44,108	—	—	—	—	44,108
Tax benefit from stock-based compensation activity	—	37,927	—	—	—	—	37,927
Treasury shares issued upon option exercise	—	(68,822)	—	68,822	—	—	—

Balance, September 30, 2008	$206	$706,560	$3,661,344	$(2,995,635)	$(75,495)	$75,495	$1,372,475

     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 346,000 options to purchase shares of the Company’s common stock were exercised during the nine months ended September 30, 2008.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty reserve, beginning of period	$69,750	$66,774	$70,284	$70,175
Provision	9,827	10,328	26,816	28,868
Payments	(11,048)	(12,217)	(28,571)	(34,158)

Warranty reserve, end of period	$68,529	$64,885	$68,529	$64,885

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
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge, which eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.
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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated Company, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Homebuilding Mid Atlantic	$531,451	$761,591	$1,617,708	$2,240,252
Homebuilding North East	80,695	118,242	265,474	321,570
Homebuilding Mid East	182,324	237,078	487,253	616,695
Homebuilding South East	133,795	153,560	368,732	464,204
Mortgage Banking	10,946	21,617	43,698	59,224

Consolidated revenues	$939,211	$1,292,088	$2,782,865	$3,701,945

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Profit:
Homebuilding Mid Atlantic	$46,753	$75,477	$135,993	$294,137
Homebuilding North East	5,540	4,934	18,250	12,942
Homebuilding Mid East	18,314	19,648	39,000	55,522
Homebuilding South East	10,912	21,975	28,262	70,139
Mortgage Banking	4,774	15,179	24,291	38,763

Segment profit	86,293	137,213	245,796	471,503

Contract land deposit impairments (1)	(40,014)	(51,468)	(24,575)	(99,073)
Stock option expense (2)	(11,284)	22,934	(29,716)	(5,575)
Corporate capital allocation (3)	27,395	40,809	83,599	115,038
Unallocated corporate overhead	(7,925)	(11,381)	(59,384)	(57,652)
Consolidation adjustments and other	9,260	10,945	13,827	16,782
Corporate interest expense	(3,118)	(3,238)	(9,348)	(9,500)

Reconciling items sub-total	(25,686)	8,601	(25,597)	(39,980)

Consolidated income before tax	$60,607	$145,814	$220,199	$431,523

(1)	This item represents contract land deposit reserves which have not yet been charged to the operating segments.

(2)	Stock option expense in the three and nine-month periods in 2007 includes the reversal of approximately $31,500 related to contingently issuable shares. During the first quarter of 2008 the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in a reversal of approximately $4,800 of stock option expense in the first quarter of 2008. See note 5 for further discussion.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding Mid Atlantic	$18,334	$28,635	$56,044	$80,137
Homebuilding North East	2,346	3,745	7,795	11,348
Homebuilding Mid East	3,339	4,752	9,897	13,262
Homebuilding South East	3,376	3,677	9,863	10,291

Total	$27,395	$40,809	$83,599	$115,038

	September 30,
	2008	2007
Assets:
Homebuilding Mid Atlantic	$602,473	$968,858
Homebuilding North East	79,328	120,310
Homebuilding Mid East	117,467	165,897
Homebuilding South East	100,727	151,093
Mortgage Banking	124,473	145,655

Segment assets	1,024,468	1,551,813

Assets not owned, consolidated per FIN 46R	127,074	203,782
Cash	963,313	314,364
Deferred taxes	214,456	199,765
Intangible assets	60,634	60,743
Land reserve	(145,294)	(153,735)
Consolidation adjustments and other	63,501	69,942

Reconciling items sub-total	1,283,684	694,861

Consolidated assets	$2,308,152	$2,246,674

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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors, and range from approximately 53 basis points to 283 basis points of the loan amount, depending on the loan type. The Company assumes an approximate 18% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
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
     The effect of fair value measurements on earnings in the nine months ended September 30, 2008 is as follows:

		Assumed	Interest
	Notional or	Gain (Loss)	Rate	Servicing	Security	Total Fair
	Principal	From Loan	Movement	Rights	Price	Value
	Amount	Sale	Effect	Value	Change	Adjustment
Rate lock commitments	$204,264	$(736)	$353	$3,378	$—	$2,995
Forward sales contracts	373,267	—	—	—	(527)	(527)
Mortgages held for sale	111,241	(664)	(9)	2,095	—	1,422

Total		$(1,400)	$344	$5,473	$(527)	$3,890

     The resulting unrealized $3,890 gain in the nine-month period ended September 30, 2008 from the fair value measurement was primarily attributable to the inclusion of the value of the servicing rights in the measurement as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of the Company’s locked and closed loan pipeline increasing by 20% from September 30, 2007 to September 30, 2008 as a result of a 180 day extended lock program offered to homebuyers that was instituted during 2008.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
The fair value measurement will be impacted in the future by the change in volume and product mix of the Company’s locked loan commitments.
     Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The Company recognized a net SFAS No. 133 unrealized loss of $395 (pre-tax) in the nine-month period ended September 30, 2007.
12. Debt
     On August 5, 2008, NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary of NVR, Inc., entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $110 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150 million. The Repurchase Agreement expires on August 4, 2009. The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008.
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
     The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed consolidated balance sheet.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect to measure any financial assets or liabilities at fair value as available under the fair value option of SFAS No. 159.
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
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; the ability of NVR to integrate any acquired business; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1(a) of this Form 10-Q.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
Overview
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

We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of September 30, 2008, we controlled approximately 58,300 lots with deposits in cash and letters of credit totaling approximately $280,000 and $6,600, respectively. Included in the number of controlled lots are approximately 22,800 lots for which we have recorded a contract land deposit impairment reserve of $145,300 as of September 30, 2008. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Current Overview of the Business Environment
     The current home sales environment remains challenging, still characterized by relatively higher levels of existing and new homes available for sale, driven by slowed demand and record foreclosure rates. In addition, homebuyer confidence continues to be negatively impacted by concerns regarding an economic recession, job stability and declining home prices in many of our markets. The home sales environment also continues to be adversely impacted by a more restrictive mortgage lending environment. The mortgage market changed significantly during 2007 and continues to change in 2008, due to the unprecedented turmoil in the credit markets. These changes within the mortgage markets continue to make it difficult for our customers to obtain mortgage financing. In response to these challenging market conditions, which continue to negatively impact new orders and selling prices in each of our market segments, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders decreased 25% in the quarter ended September 30, 2008 compared to the same period in 2007 and selling prices decreased 8% in these same respective periods. Our cancellation rate for the third quarter of 2008 declined to 24% from 27% during the same period in 2007, but increased from 19% in the second quarter of 2008.
     Reflecting the challenging market conditions discussed above, for the quarter ended September 30, 2008, consolidated revenues decreased approximately 27% from the same period in 2007. Additionally, net income and diluted earnings per share in the current quarter decreased 60%, respectively, compared to the third quarter of 2007. Gross profit margins within our homebuilding business declined to 13.2% in the third quarter of 2008 compared to 14.4% in the third quarter of 2007. Gross profit margins were negatively impacted by contract land deposit impairment charges of approximately $42,800, or 461 basis points, in the third quarter of 2008, and approximately $96,500, or 760 basis points, in the same period in 2007. Gross profit margins excluding these impairments were 17.8% in the third quarter of 2008 compared to 22.0% for the same period in 2007. This decline in gross profit margins excluding contract land deposit impairment charges was due to continued pricing pressure in many of our markets.
     Based on the current uncertainty in both the homebuilding and mortgage markets, we expect to see continued pressure on new orders and selling prices, and in turn, continued pressure on gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we continue to work with our vendors to reduce material and labor costs incurred in the construction process. In addition, we continue to focus on reducing lot costs by working with our developers in many of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. As mentioned above, we recorded a contract land deposit impairment charge of approximately $42,800 during the third quarter of 2008, compared to approximately $96,500 in the third quarter of 2007. Additionally, in response to continuing pricing pressures and customer affordability issues, we are also providing homes at lower sales price points by reducing the square footage of the products offered and by providing fewer upgraded features as standard options. This provides homebuyers with greater affordability and the option to upgrade only those features important to each particular buyer. We also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant.

Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$928,265	$1,270,471	$2,739,167	$3,642,721
Cost of Sales	$805,931	$1,087,399	$2,305,231	$3,002,746
Gross profit margin percentage	13.2%	14.4%	15.8%	17.6%
Selling, general and administrative	$66,796	$54,906	$240,833	$253,510
Settlements (units)	2,750	3,476	7,965	9,639
Average settlement price	$337.1	$365.1	$343.5	$377.5
New orders (units)	2,002	2,660	7,403	10,322
Average new order price	$302.9	$330.1	$314.1	$358.4
Backlog (units)			4,583	7,071
Average backlog price			$327.3	$381.2
Consolidated Homebuilding — Three Months Ended September 30, 2008 and 2007
     Homebuilding revenues decreased 27% for the third quarter of 2008 compared to the same period in 2007 as a result of a 21% decrease in the number of units settled and a 8% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 32% lower at the start of the third quarter of 2008 compared to the same period of 2007, offset partially by a higher backlog turnover rate period over period. Average settlement prices were primarily impacted by a 13% lower average price of homes in backlog entering the third quarter of 2008 compared to the same period in 2007.
     Gross profit margins in the quarter ended September 30, 2008 declined compared to the third quarter of 2007 despite lower contract land deposit impairment charges of approximately $42,800, or 461 basis points, in the third quarter of 2008 compared to approximately $96,500, or 760 basis points, in the third quarter of 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices. We expect continued gross profit margin pressure over at least the next several quarters due to the current market conditions discussed above.
     The number of new orders and the average selling price for new orders for the third quarter of 2008 decreased by 25% and 8%, respectively, compared to the third quarter of 2007. New orders were negatively impacted by market conditions which remain challenging, as discussed in the Overview above. New orders were also negatively impacted by a 16% reduction in our average number of active communities in the third quarter of 2008 to 426 from 506 in the same period of 2007. The decrease in the average number of active communities is a result of the termination of certain lot purchase agreements and a reduced pace of entering into lot purchase agreements for new communities.
     Selling, general and administrative (“SG&A”) expenses for the third quarter increased by approximately $11,900, and as a percentage of revenue increased to 7.2% from 4.3% in the third quarter of 2007. The increase in SG&A expenses is attributable to the reversal of $28,450 in stock-based compensation costs in the third quarter of 2007. This reversal in the prior year third quarter resulted from us determining in that period that it was improbable that the performance metric to which certain of our outstanding stock options are subject would be achieved (see note 5 to the accompanying condensed consolidated financial statements for additional discussion of stock option compensation expense). As a result, stock-based compensation in the third quarter of 2008 was approximately $31,000 higher than during the same period in 2007. This increase was partially offset by an approximate $10,800 decrease in personnel costs due to lower staffing levels and an approximate $7,600 decrease in selling and marketing costs period over period due to the previously mentioned 16% decrease in the average number of active communities.

Consolidated Homebuilding — Nine Months Ended September 30, 2008 and 2007
     Homebuilding revenues decreased 25% for the nine months ended September 30, 2008 compared to the same period in 2007 due to a 17% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 19% lower entering 2008 compared to the backlog unit balance entering 2007. Average settlement prices were impacted primarily by a 10% lower average price of homes in the beginning backlog entering 2008 compared to the same period in 2007.
     Gross profit margins in the first nine months of 2008 declined compared to the first nine months of 2007 despite lower contract land deposit impairment charges of approximately $55,200, or 202 basis points, in the 2008 period compared to approximately $163,800, or 450 basis points, in the same period in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of the aforementioned challenging market conditions.
     New orders for the nine months ended September 30, 2008 decreased by 28% compared to the same period in 2007 and the average sales price of new orders decreased 12% over the same respective periods. New order units and prices have been negatively impacted by the aforementioned challenging market conditions. In addition, new order units have been negatively impacted by a 15% reduction in the average number of active communities period over period to 437 in 2008 from 517 in 2007. We expect to continue to experience downward pressure on sales and selling prices over at least the next several quarters in all of our market segments as the market remains challenging.
     SG&A expenses for the nine-month period ended September 30, 2008 decreased approximately $12,700 compared to the same period in 2007, and as a percentage of revenue increased to 8.8% in 2008 compared to 7.0% for the 2007 period. The decrease in SG&A expenses is primarily attributable to a $20,000 decrease in selling and marketing costs in 2008 compared to the same period in 2007 due to previously mentioned 15% decrease in the average number of active communities year over year. In addition, personnel costs were down approximately $11,200 as a result of lower staffing levels period over period. These decreases were partially offset by an increase of approximately $22,000 in stock based compensation expense in 2008 compared to 2007. This increase is attributable to the previously mentioned reversal of $28,450 in stock-based compensation costs in the third quarter of 2007. See note 5 to the accompanying condensed consolidated financial statements for additional discussion of stock option compensation expense.
     Backlog units and dollars were 4,583 and $1,499,830, respectively, as of September 30, 2008 compared to 7,071 and $2,695,591 as of September 30, 2007. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 19% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 14% decrease in the average price of homes in ending backlog, resulting primarily from a 11% decrease in the average selling price for new orders over the six-month period ended September 30, 2008 compared to the same period in 2007.

Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Mid Atlantic:
Revenues	$531,450	$761,591	$1,617,708	$2,240,252
Settlements (units)	1,266	1,656	3,851	4,728
Average settlement price	$419.7	$459.7	$420.0	$473.6
New orders (units)	965	1,061	3,598	4,785
Average new order price	$364.2	$408.1	$376.2	$448.9
Backlog (units)			2,473	3,722
Average backlog price			$386.4	$467.5
Gross profit margin	$90,973	$139,904	$274,226	$481,474
Gross profit margin percentage	17.1%	18.4%	17.0%	21.5%
Segment profit	$46,754	$75,477	$135,991	$294,137
North East:
Revenues	$80,696	$118,242	$265,474	$321,570
Settlements (units)	264	345	813	918
Average settlement price	$305.7	$342.7	$326.5	$350.2
New orders (units)	205	260	725	1,022
Average new order price	$301.6	$330.9	$302.7	$339.4
Backlog (units)			417	644
Average backlog price			$299.8	$341.2
Gross profit margin	$13,171	$15,947	$42,129	$46,993
Gross profit margin percentage	16.3%	13.5%	15.9%	14.6%
Segment profit	$5,540	$4,934	$18,251	$12,942
Mid East:
Revenues	$182,323	$237,078	$487,253	$616,695
Settlements (units)	756	936	2,012	2,347
Average settlement price	$239.6	$252.1	$240.8	$261.3
New orders (units)	577	667	2,020	2,620
Average new order price	$223.5	$240.5	$232.1	$248.6
Backlog (units)			1,121	1,547
Average backlog price			$229.8	$247.5
Gross profit margin	$33,712	$39,296	$85,239	$111,467
Gross profit margin percentage	18.5%	16.6%	17.5%	18.1%
Segment profit	$18,313	$19,648	$39,000	$55,522
South East:
Revenues	$133,796	$153,560	$368,732	$464,204
Settlements (units)	464	539	1,289	1,646
Average settlement price	$288.4	$284.9	$286.1	$282.0
New orders (units)	255	672	1,060	1,895
Average new order price	$251.9	$295.7	$267.1	$291.8
Backlog (units)			572	1,158
Average backlog price			$282.7	$304.7
Gross profit margin	$22,691	$36,173	$65,138	$109,396
Gross profit margin percentage	17.0%	23.6%	17.7%	23.6%
Segment profit	$10,912	$21,975	$28,263	$70,139

Mid Atlantic
Three Months Ended September 30, 2008 and 2007
     The Mid Atlantic segment had an approximate $28,700 reduction in segment profit in the three months ended September 30, 2008 compared to the same period in 2007. Revenues decreased approximately $230,100, or 30%, for the three months ended September 30, 2008 from the same period in the prior year due primarily to a 24% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in units settled is attributable to a 36% lower backlog unit balance entering the third quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate period over period. The Mid Atlantic segment’s gross profit margin percentage for the third quarter of 2008 decreased to 17.1% from 18.4% in the same period in 2007 despite lower land impairment charges of approximately $10,700, or 203 basis points, in the third quarter of 2008 compared to approximately $34,500, or 453 basis points, for same comparative period of 2007. Gross profit margins were negatively impacted by the increased pressure on selling prices resulting in the aforementioned lower average settlement price in the third quarter of 2008 compared to the third quarter of 2007.
     Segment new orders for the third quarter of 2008 decreased 9% from the same period in 2007. The segment’s average new order sales price decreased 11% in the third quarter of 2008 compared to the same period of 2007. New orders and the average selling price for new orders have been negatively impacted by market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were down in the third quarter of 2008 from the same period in 2007 as a result of a 14% decrease in the average number of active communities in the third quarter of 2008 compared to the same period in 2007.
Nine Months Ended September 30, 2008 and 2007
     The Mid Atlantic segment had an approximate $158,100 decrease in segment profit in the nine months ended September 30, 2008 compared to the same period in 2007. Revenues decreased approximately $622,500, or 28%, for the nine months ended September 30, 2008 from the prior year period on a 19% decrease in the number of units settled and a 11% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of 2008 compared to the same period in 2007 and to a decline in new orders year over year. The decrease in the average settlement price is primarily attributable to an 11% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage fell to 17.0% in 2008 from 21.5% in 2007. Gross profit margins were adversely affected by the downward pressure on selling prices which resulted in the aforementioned 11% decrease in the average settlement price. Gross profit margins were also negatively impacted in each respective period by contract land deposit impairment charges of approximately $29,100, or 180 basis points, in 2008 compared to approximately $49,200, or 220 basis points, in 2007.
     Segment new orders for the nine-month period ended September 30, 2008 decreased 25% from the same period in 2007 and the segment’s average new order sales price decreased 16% period over period. New orders and the average selling price for new orders have been negatively impacted by market conditions which remain challenging, as discussed in the Overview above. Backlog units and dollars decreased approximately 34% and 45%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 26% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. Backlog dollars were negatively impacted by the decrease in backlog units and a 17% decrease in the average price of homes in ending backlog, due primarily to a 15% decrease in the average selling price for new orders over the six-month period ended September 30, 2008 compared to the same period in 2007.

North East
Three Months Ended September 30, 2008 and 2007
     The North East segment had an approximate $600 increase in segment profit in the three months ended September 30, 2008 compared to the same period in 2007, despite a decrease in revenues of approximately $37,500, or 32%. Revenues declined as a result of a 24% decrease in the number of units settled and an 11% decrease in the average settlement price. The decrease in units settled is attributable to a 35% lower backlog unit balance entering the third quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were primarily impacted by a 12% lower average price of homes in backlog entering the third quarter of 2008 compared to the same period in 2007. Gross profit margins increased to 16.3% in 2008 from 13.5% in 2007 primarily as a result of lower contract land deposit impairment charges of approximately $70, or 8 basis points, in the third quarter of 2008 compared to approximately $4,200, or 358 basis points, in 2007.
     Segment new orders and the average new order sales price for the third quarter of 2008 decreased 21% and 9%, respectively, from the same period in 2007, as a result of the aforementioned challenging market conditions and continued pricing pressures in each market within this segment. In addition, new orders were negatively impacted by a 30% reduction in the average number of active communities within the North East segment in the third quarter of 2008 compared to the same period in 2007.
Nine Months Ended September 30, 2008 and 2007
     The North East segment had an approximate $5,300 increase in segment profit in the nine-month period ended September 30, 2008 compared to the same period in 2007, despite a decrease in revenues of approximately $56,100, or 17%, for the nine-month period ended September 30, 2008 from the prior year period. Revenues declined due to an 11% decrease in the number of units settled and a 7% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 7% lower beginning backlog balance and 6% lower average price of homes in beginning backlog period over period. In addition, the number of units settled has been negatively impacted by a decline in new orders year over year. Gross profit margins increased to 15.9% in the first nine months of 2008 from 14.6% in the same period 2007 partially as a result of lower contract land deposit impairment charges of approximately $3,400, or 128 basis points, in 2008 compared to approximately $5,600, or 175 basis points, in 2007. The increase in segment profit is primarily attributable to the decrease in contract land deposit impairment charges, cost control measures and reduced sales and marketing costs due to a 23% reduction in the average number of active communities during 2008 compared to the same period in 2007.
     Segment new orders and the average new order sales price for the nine-month period ended September 30, 2008, decreased 29% and 11%, respectively, from the same period in 2007 as a result of market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by the aforementioned decrease in the average number of active communities within the North East segment. Backlog units and dollars decreased approximately 35% and 43%, respectively, year over year. The decrease in backlog units is attributable to the aforementioned decline in new orders in 2008 compared to 2007, in addition to a 7% lower beginning backlog unit balance entering 2008 compared to the same period in 2007. Backlog dollars decreased 43% year over year due to the decrease in backlog units and to a 12% decrease in the average selling price for new orders for the six-month period ended September 30, 2008 compared to the same period in 2007.
Mid East
Three Months Ended September 30, 2008 and 2007
     The Mid East segment had an approximate $1,300 decrease in segment profit quarter over quarter. Revenues decreased approximately $54,800, or 23%, due to a 19% decrease in the number of units settled and a 5% decrease in the average settlement price.

The decrease in units settled is attributable to a 28% lower backlog unit balance entering the third quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 6% lower average price of homes in beginning backlog quarter over quarter. Gross profit margins increased to 18.5% in 2008 from 16.6% in 2007 primarily as a result of lower contract land deposit impairment charges of approximately $300, or 16 basis points, in the third quarter of 2008 compared to approximately $6,300, or 264 basis points, in 2007.
     Segment new orders and the average new order sales price during the third quarter of 2008 decreased 14% and 7%, respectively, from the same period in 2007. The decrease in new orders was attributable to market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by a 12% decrease in the average number of active communities in the third quarter of 2008 compared to the same period in 2007.
Nine Months Ended September 30, 2008 and 2007
     The Mid East segment had an approximate $16,500 decrease in segment profit in the nine-month period ended September 30, 2008 compared to the same period in 2007. Revenues decreased approximately $129,400, or 21%, for the nine months ended September 30, 2008 from the same period in 2007 due to a 14% decrease in the number of units settled and an 8% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 13% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period. In addition, the number of units settled has been negatively impacted by a decline in new orders year over year. Gross profit margins decreased to 17.5% in the first nine months of 2008 from 18.1% in the same period in 2007, despite a decrease in contract land deposit impairment charges to $2,400, or 50 basis points, in 2008 from $9,700, or 158 basis points, in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of the aforementioned challenging market conditions which resulted in an 8% decrease in the average settlement price year over year.
     Segment new orders and the average new order sales price for the nine-month period ended September 30, 2008, decreased 23% and 7%, respectively, from the same period in 2007. New orders were negatively impacted by market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by a 19% decrease in the average number of active communities within the Mid East segment and by an increase in the cancellation rate in the segment to 16% in 2008 from 14% in 2007. Backlog units and dollars decreased approximately 28% and 33%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 13% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. The decrease in backlog dollars is attributable to the decrease in backlog units and to a 6% decrease in the average selling price for new orders for the six-month period ended September 30, 2008 compared to the same period in 2007.
South East
Three Months Ended September 30, 2008 and 2007
     The South East segment had an approximate $11,100 decrease in segment profit quarter over quarter. Revenues decreased approximately $19,800, or 13%, due to a 14% decrease in the number of homes settled. The decrease in units settled is attributable to a 24% lower unit backlog entering the third quarter of 2008 compared to the same period in 2007, offset partially by a higher backlog turnover rate quarter over quarter. Gross profit margins decreased to 17.0% in the third quarter of 2008 from 23.6% in the same period in 2007. Gross profit margins were negatively impacted by the use of increased sales incentives and by higher average lot and operating costs per settled unit.

Segment new orders and the average new order sales price for the third quarter of 2008 decreased 62% and 15%, respectively, from the same period in 2007. The decrease in new orders is attributable to lower sales absorption on 11% lower average number of active communities quarter over quarter. In addition, sales were negatively impacted by an increase in the cancellation rate to 32% in the third quarter of 2008 from 19% in the same period of 2007. We expect further selling and pricing pressures in the markets we serve in the South East segment as market conditions have become increasingly more challenging and demand is falling.
Nine Months Ended September 30, 2008 and 2007
     The South East segment had an approximate $41,900 decrease in segment profit in the nine-month period ended September 30, 2008 compared to the same period in 2007. Revenues decreased approximately $95,500, or 21%, for the nine months ended September 30, 2008 from the prior year period due primarily to a 22% decrease in the number of units settled period over period. The decrease in units settled is attributable to a 12% lower beginning backlog unit balance entering 2008 compared to the same period in 2007, and to a decline in new orders year over year. Gross profit margins decreased to 17.7% in the first nine months of 2008 from 23.6% in the same period of 2007 as a result of the use of increased sales incentives and higher average lot and operating costs per settled unit. In addition, gross profit margins were negatively impacted by higher contract land deposit write-offs of approximately $4,700, or 127 basis points, in 2008 compared to approximately $130, or 3 basis points, in 2007.
     Segment new orders and the average new order sales price decreased 44% and 9%, respectively, during the nine-month period ended September 30, 2008 compared to the same period in 2007. Market conditions within the South East segment have continued to deteriorate throughout 2008. These worsening market conditions have resulted in lower sales absorption rates within our active communities and higher cancellation rates year over year. Cancellation rates in the overall segment increased to 28% in 2008 from 17% in 2007. The 44% decrease in new orders for the first nine months of 2008, coupled with a 12% lower beginning backlog balance entering 2008 compared to 2007, resulted in a 51% decrease in backlog units at September 30, 2008 compared to September 30, 2007. The decrease in backlog units has resulted in a 54% decline in backlog dollars year over year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$90,973	$139,904	$274,226	$481,474
Homebuilding North East	13,171	15,947	42,129	46,993
Homebuilding Mid East	33,712	39,296	85,239	111,467
Homebuilding South East	22,691	36,173	65,138	109,396
Consolidation adjustments and other (1)	(38,213)	(48,248)	(32,796)	(109,355)

Segment gross profit	$122,334	$183,072	$433,936	$639,975

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$46,753	$75,477	$135,993	$294,137
Homebuilding North East	5,540	4,934	18,250	12,942
Homebuilding Mid East	18,314	19,648	39,000	55,522
Homebuilding South East	10,912	21,975	28,262	70,139
Reconciling items:
Contract land deposit impairments (1)	(40,014)	(51,468)	(24,575)	(99,073)
Stock option expense (2)	(10,582)	21,299	(27,895)	(5,440)
Corporate capital allocation (3)	27,395	40,809	83,599	115,038
Unallocated corporate overhead	(7,925)	(11,381)	(59,384)	(57,652)
Consolidation adjustments and other	9,260	10,945	13,827	16,782
Corporate interest expense	(3,118)	(3,238)	(9,348)	(9,500)

Reconciling items sub-total	(24,984)	6,966	(23,776)	(39,845)

Homebuilding consolidated profit before taxes	$56,535	$129,000	$197,729	$392,895

(1)	This line item includes contract land deposit reserves which have not yet been charged to the operating segments.

(2)	Stock option expense in the three and nine-month periods in 2007 includes the reversal of approximately $29,350 related to contingently issuable shares. In the third quarter of 2007, we determined that it was improbable that we would achieve the performance metric related the outstanding contingently issuable stock options, and as a result, we reversed all stock option compensation expense recorded prior to the third quarter of 2007 related to contingently issued shares. Based on our continued assessment that the performance metric (aggregate diluted earnings per share for the years ended December 31, 2005 through 2008 in excess of $339.00 per fully diluted share) will not be met, we expect that none of the contingently issuable options will vest. As a result, we currently are not recognizing any stock-based compensation expense related to these options and we believe it is improbable that any such expense will be recognized in the future. In addition, during the first quarter of 2008 we adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in a reversal of approximately $4,500 of stock option expense in the first quarter of 2008. See note 5 for further discussion.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding Mid Atlantic	$18,334	$28,635	$56,044	$80,137
Homebuilding North East	2,346	3,745	7,795	11,348
Homebuilding Mid East	3,339	4,752	9,897	13,262
Homebuilding South East	3,376	3,677	9,863	10,291

Total	$27,395	$40,809	$83,599	$115,038

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2008 and 2007
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loan closing volume:
Total principal	$610,313	$793,749	$1,727,718	$2,358,218

Loan data:
Adjustable rate mortgages	8%	15%	5%	21%

Fixed-rate mortgages	92%	85%	95%	79%

Capture Rate	86%	84%	84%	85%

Operating profit:
Segment profit	$4,774	$15,179	$24,291	$38,763
Stock option expense	(702)	1,635	(1,821)	(135)

Mortgage banking income before tax	$4,072	$16,814	$22,470	$38,628

Mortgage banking fees:
Net gain on sale of loans	$7,067	$16,472	$32,242	$43,874
Title services	3,781	5,046	10,997	14,959
Servicing	98	99	459	391

	$10,946	$21,617	$43,698	$59,224

     Loan closing volume for the three months ended September 30, 2008 decreased 23% from the same period in 2007. The 2008 decrease is primarily attributable to a 17% decrease in the number of units closed and an 8% decrease in the average loan amount. Loan closing volume for the nine months ended September 30, 2008 decreased 27% from the same period in 2007. This decrease is primarily attributable to an 18% decrease in the number of units closed and an 11% decrease in the average loan amount. The unit decreases for the three and nine-month periods ended September 30, 2008 primarily reflect the aforementioned decreases in the number of homes that our homebuilding segments settled compared to the same periods in 2007. The unit volume decrease for the three months ended September 30, 2008 was slightly offset by the increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). The decrease in the average loan amount for the three and nine months ended September 30, 2008 reflects the aforementioned decrease in the homebuilding segments’ average settlement prices.

     Segment profit for the three months ended September 30, 2008 decreased approximately $10,400 from the same period for 2007. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume, a reduction in fees charged to borrowers to assist our selling efforts, and an approximate $4,100 decrease in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). The decrease in mortgage banking fees was partially offset by a 31 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate mortgages, partly driven by an increase in FHA fixed rate loan closings, which generally carry a higher servicing release premium than other non-FHA loan products, and an increase in secondary marketing fees.
     Segment profit for the nine months ended September 30, 2008 decreased approximately $14,500 from the same period for 2007. The decrease is primarily due to a reduction in mortgage banking fees caused by the decrease in closing volume and a reduction in fees charged to borrowers to assist our selling efforts. The decrease in mortgage banking fees was partially offset by a 32 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate and FHA mortgages, as noted above, and an approximate $3,900 increase in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). Segment profit for the nine months ended September 30, 2008 was favorably impacted by an approximate $2,100 decrease in general and administrative expenses. This decrease was partially attributable to an approximate $2,400 decrease in salary and other personnel costs due to a 19% reduction in staffing from the same period for 2007 and an approximate $900 decrease in loan loss charges for the same period in 2007.
     The aforementioned fair value measurement unrealized loss of $4,100 for the three month period ended September 30, 2008 and the $3,900 year to date unrealized gain from the fair value measurement was the result of the implementation of Staff Accounting Bulleting 109, Written Loan commitments recorded at Fair Value through Earnings (SAB No. 109) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, both of which the Company adopted on a prospective basis as of January 1, 2008. As a result of the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale now includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value measurement, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. In compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognized a net unrealized loss of $284 (pre-tax) during the three months ended September 30, 2007 and a net SFAS No. 133 unrealized loss of $395 (pre-tax) during the nine months ended September 30, 2007. Each of the aforementioned fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157. The resulting $3,900 unrealized gain for the nine month period ended September 30, 2008 from the fair value measurement is primarily attributable to the inclusion of the value of the servicing rights in the fair value measurement as required by SAB No. 109. The increase in unrealized income from the adoption of SAB No. 109 and SFAS No. 157 was further increased due to the principal volume of our locked and closed loan pipeline increasing by 20% at September 30, 2008 compared to September 30, 2007 as a result of a 180 day extended lock program offered to homebuyers that was instituted during the first quarter of 2008. The $4,100 unrealized loss for the three month period ending September 30, 2008 was the result of the principal volume of our locked and closed loan pipeline decreasing by approximately 39% from June 30, 2008. The pipeline decrease was the result of the phase out of the 180 day extended lock program for new sales contracts during the third quarter and the majority of the existing locked loans under the 180 day extended lock program being closed and sold during the three month period ending September 30, 2008. The aforementioned fair value measurement will be impacted in the future by changes in volume and product mix of our locked loan commitments.
     For the three and nine-month periods ending September 30, 2008, stock option expense increased by approximately $2,300 and $1,700, respectively. As noted above, this was due to a third quarter 2007 reversal of approximately $2,150 of pre-tax stock based compensation costs. This adjustment was due to the determination that it was improbable that we would achieve the performance metric related to certain outstanding stock options. There have been no additional adjustments for the three and nine-month periods ending September 30, 2008.

     NVRM is dependent on our homebuilding segments’ customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. As mentioned above, NVRM is reducing the fees charged to its borrowers to assist our selling efforts and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations with cash flows provided by our operating activities, short-term credit facilities and the public debt and equity markets. For the nine months ended September 30, 2008, our operating activities provided cash of $215,560. Operating cash was primarily provided by our homebuilding operations and a reduction in our homebuilding inventory of $77,834. Operating cashflows for the year were reduced by the decrease in our customer deposits of $32,198. The presentation of operating cash flows was also reduced by $37,927, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital.
     Net cash used in investing activities was $3,892 for the period ended September 30, 2008, primarily for property and equipment purchases throughout the period.
     Net cash provided by financing activities was $89,164 for the period ended September 30, 2008. Cash was provided by the receipt of $44,108 in proceeds from employee stock option exercises and by the realization of $37,927 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow. In addition, during the nine months ended September 30, 2008, we increased net borrowings under the mortgage warehouse facility, as replaced by the master repurchase agreement, by $7,129.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either: (i) the prime rate, or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $14,689 was outstanding at September 30, 2008. There were no direct borrowings outstanding under the Facility as of September 30, 2008. At September 30, 2008, we were in compliance with all covenants under the Facility and there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008. The Repurchase Agreement provides for loan purchases up to $110 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150 million. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, under which $90,782 was outstanding at September 30, 2008. As of September 30, 2008, there were no borrowing base limitations. The Repurchase Agreement expires on August 4, 2009. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, as defined in the Repurchase Agreement, or at NVRM’s option, the Balance Funded Rate, as defined in the Repurchase Agreement. The Pricing Rate on outstanding balances at September 30, 2008 was 5.5%. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes.

Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at September 30, 2008.
     On September 8, 2008, NVR filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. This discussion of NVR’s shelf registration capacity does not constitute an offer of any securities for sale.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. To date we have not repurchased any shares of our common stock during 2008. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.
     We believe that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both our homebuilding and mortgage banking operations.
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

The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See note 2 to the condensed consolidated financial statements for further information.
     Homebuilding Inventory
     The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis. Recoverability and impairment, if any, is evaluated primarily by analyzing sales of comparable assets. We believe that our accounting policy is designed to properly assess the carrying value of homebuilding inventory.
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2008 balance sheet to be adequate (see note 3 to the condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill and indefinite life intangible assets are not subject to amortization upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets. Rather, excess reorganization value, goodwill and other intangible assets are subject to at least an annual assessment for impairment by applying a fair-value based test. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of excess reorganization value, goodwill and other intangible assets may not be recoverable. We completed the annual assessment of impairment during the first quarter of 2008, and as of September 30, 2008, we believe that excess reorganization value, goodwill and other intangible assets were not impaired. This conclusion is based on management’s judgment, considering such factors as our history of operating success, our well-recognized brand names, the significant positions held in the markets in which we operate and our expected future cash flows. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of excess reorganization value, goodwill and/or other intangible assets exceeds their fair value.

     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2008 balance sheet (see note 9 to the condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     Although we believe that the compensation costs recognized during the period ended September 30, 2008 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility, changes to our forfeiture rate experience and changes to the determination of whether performance condition grants will vest, could produce widely different fair values. See note 5 to the condensed consolidated financial statements for additional information.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the nine months ended September 30, 2008. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by economic recession fears, affordability issues and uncertainty as to the stability of home prices. As a result, we have experienced reduced demand for new homes. These market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, both of which could result in our potential customers’ inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or may not be able to originate loans at all.
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $110 million available in an annually renewable warehouse repurchase facility to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing.

In addition, government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. The effects of the government takeover of FNMA and FHLMC are not yet certain and may restrict or curtail their activities and further disrupt the secondary markets. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 34% of our home settlements during 2008 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 45% of our homebuilding revenues in 2008. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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

Volatility in the credit and capital markets may impact our ability to access necessary financing.
     Our homebuilding operations are dependent in part on the availability and cost of working capital financing, and may be adversely affected by a shortage or an increase in the cost of such financing. If we require working capital greater than that provided by our operations and our credit facility, we may be required to seek to increase the amount available under the facility or to obtain alternative financing. No assurance can be given that additional or replacement financing will be available on terms that are favorable or acceptable. Moreover, issues involving liquidity and capital adequacy affecting our lenders could in turn affect our ability to fully access our available credit. In addition, the credit and capital markets are experiencing significant volatility that is difficult to predict. If we are required to seek alternative financing to fund our working capital requirements, continued volatility in these markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of any homes then under construction. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
     Our mortgage banking operations are dependent on the availability, cost and other terms of mortgage financing facilities, and may be adversely affected by any shortage or increased cost of such financing. No assurance can be given that any additional or replacement financing will be available on terms that are favorable or acceptable. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market.
Our current indebtedness may impact our future operations.
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
     We had one repurchase authorization outstanding during the quarter ended September 30, 2008. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the third quarter of 2008. We have $226.3 million available under the July Authorization as of September 30, 2008.
Item 6. Exhibits
(a)	Exhibits:

10.1	Master Repurchase Agreement dated August 5, 2008 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 8, 2008 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2008	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

10.1	Master Repurchase Agreement dated August 5, 2008 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 8, 2008 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	47

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48