Form 10-K
period 2008-12-31
NVR INC
filed 2009-02-25
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission file number 1-12378
NVR, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1394360

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

11700 Plaza America Drive, Suite 500
Reston, Virginia	20190

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 956-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
5% Senior Notes due 2010	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2008, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $2,424,016,000.
As of February 19, 2009 there were 5,705,599 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2009 are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve customers of our homebuilding operations, we also operate a mortgage banking business. We conduct our homebuilding activities directly, except for Rymarc Homes, which is operated as a wholly owned subsidiary. Our mortgage banking operations are operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.
     We are one of the largest homebuilders in the United States. While we operate in multiple locations in twelve states, primarily in the eastern part of the United States, approximately 34% of our home settlements in 2008 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 45% of our 2008 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2008, our average price of a settled unit was approximately $338,000.
     We do not engage in land development. Instead, we acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     Our lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we do not guarantee lot purchases on a specific performance basis under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
     On a very limited basis, we also obtain finished lots using joint venture limited liability corporations (“LLCs”). All LLCs are structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any of the LLCs debt. We enter into a standard fixed price purchase agreement to purchase lots from these LLCs. At December 31, 2008, we had an aggregate investment totaling approximately $8 million in nine separate LLCs and we had recorded an impairment reserve equal to our total investment in these LLCs.

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
Current Business Environment
     Market conditions within the homebuilding industry continued to deteriorate throughout 2008. The slowdown, which began in the second half of 2005 has been driven by the economic recession which has led to continued declining consumer confidence, affordability issues and instability within the credit markets. As demand for new homes has slowed, the industry has been faced with higher levels of new and existing home inventories. Additionally, existing home inventories have been adversely affected by rising foreclosure rates in 2008. Each of these market factors has resulted in an extremely competitive sales environment and has forced us and our competitors to reduce prices and offer sales incentives. In turn, our home sales and profit margins have been negatively impacted when compared to prior years. We expect the current challenging market conditions to continue in 2009. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms, and range from approximately 1,000 to 7,300 square feet. During 2008, the prices at which we settled homes ranged from approximately $43,000 to $2,000,000 and averaged approximately $338,000. During 2007, our average price was approximately $373,000.
     Markets
     Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio and western Pennsylvania
South East:	North Carolina, South Carolina, and Tennessee
     Further discussion of settlements, new orders and backlog activity by homebuilding reportable segment for each of the last three years can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
     Backlog
     Backlog totaled 3,164 units and approximately $1.0 billion at December 31, 2008 compared to backlog of 5,145 units and approximately $1.9 billion at December 31, 2007. Our cancellation rate was approximately 23% during 2008. During 2007 and 2006, our cancellation rates were approximately 21% and 19%, respectively. We can provide no assurance that our historical cancellation rate is indicative of the actual cancellation rate that may occur in 2009, and our cancellation rate could continue to increase. See “Risk Factors” in Item 1A.

     Construction
     We utilize independent subcontractors under fixed price contracts to perform construction work on our homes. The subcontractors’ work is performed under the supervision of our employees who monitor quality control. We use several independent subcontractors in our various markets and we are not dependent on any single subcontractor or on a small number of subcontractors.
     Land Development
     We do not engage in land development. Instead, we purchase finished lots from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. We are not dependent on any single developer or on a small number of developers.
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
     Competition and Market Factors
     The housing industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater financial resources than we do. We also face competition from the home resale market. Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. Historically we have been one of the market leaders in each of the markets where we build homes.
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

Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2008, NVRM closed approximately 8,600 loans with an aggregate principal amount of approximately $2.4 billion as compared to 10,600 loans with an aggregate principal amount of approximately $3.2 billion in 2007.
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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2008 and 2007, had an aggregate principal balance of $730 million and $1.2 billion, respectively. Our cancellation rate was approximately 49% in 2008. During 2007 and 2006, our loan cancellation rates were approximately 45% and 35%, respectively. We can provide no assurance that the prior year loan cancellation rate is indicative of the actual loan cancellation rate that may occur in 2009, and our loan cancellation rate could continue to increase. See “Risk Factors” in Item 1A.
Employees
     At December 31, 2008, we employed 2,845 full-time persons, of whom 1,032 were officers and management personnel, 190 were technical and construction personnel, 645 were sales personnel, 426 were administrative personnel and 552 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
NYSE Certification
     We submitted our Annual CEO Certification to the New Your Stock Exchange on May 7, 2008. The certification was filed without qualification.

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

RISK FACTORS
     Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:
•	the availability of mortgage financing;

•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;

•	the availability of adequate land in desirable locations on favorable terms;

•	unexpected changes in customer preferences; and

•	changes in the national economy and in the local economies of the markets in which we have operations.
All of these risks are discussed in detail below.
The homebuilding industry is experiencing a significant downturn. The continuation of this downturn could adversely affect our business and our results of operations.
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes. These market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.
     Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreement to developers for the contractual right to acquire the lots. In the event of further adverse changes in economic or market conditions, we may cease further building activities in communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. Either action may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $110 million available in a repurchase agreement to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. In addition, government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. The effects of the government takeover of FNMA and FHLMC are not yet certain and may restrict or curtail their activities and further disrupt the secondary markets. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     The results of our homebuilding operations are dependent upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of building lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. An insufficient supply of building lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion due to their inability to secure financing to fund development activities or for other reasons, or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Volatility in the credit and capital markets may impact our ability to access necessary financing.
     Our homebuilding operations are dependent in part on the availability and cost of working capital financing, and may be adversely affected by a shortage or an increase in the cost of such financing. If we require working capital greater than that provided by our operations and our credit facility, we may be required to seek to increase the amount available under the facility or to obtain alternative financing. No assurance can be given that additional or replacement financing will be available on terms that are favorable or acceptable. Moreover, issues involving liquidity and capital adequacy affecting our lenders could in turn affect our ability to fully access our available credit facilities. In addition, the credit and capital markets are experiencing significant volatility that is difficult to predict. If we are required to seek alternative financing to fund our working capital requirements, continued volatility in these markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of any homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. These regulations may further increase the cost to produce and market our products. In addition, we have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     We are an approved seller/servicer of FNMA, GNMA, FHLMC, FHA and VA mortgage loans, and are subject to all of those agencies’ rules and regulations. Any significant impairment of our eligibility to sell/service these loans could have a material adverse impact on our mortgage operations. In addition, we are subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices including the Real Estate Settlement and Protection Act. Adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.
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
     Construction defect and home warranty claims are common and can represent a substantial risk for the homebuilding industry. The cost of insuring against construction defect and product liability claims, as well as the claims themselves, can be high. In addition, insurance companies limit coverage offered to protect against these claims. Further restrictions on coverage availability, or significant increases in premium costs or claims, could have a material adverse effect on our financial results.
We are subject to litigation proceedings that could harm our business if an unfavorable ruling were to occur.
     From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Part I, Item 3, “Legal Proceedings” of this 10-K, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
     The effects of possible changes in the tax laws or changes in their interpretation could have a material negative impact on our financial results.
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
     In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1,000,000 square feet of manufacturing space. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2009. The Thurmont and Farmington leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively. The Darlington lease expires in 2025. Due to the economic downturn and the related decline in our homebuilding activity, our current plant utilization has dropped to approximately 40% of total capacity.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.
Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	67	Chairman of the Board of NVR
Paul C. Saville	53	President and Chief Executive Officer of NVR
William J. Inman	61	President of NVRM
Dennis M. Seremet	53	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	42	Vice President and Controller of NVR
Dwight C. Schar relinquished the title of Executive Officer effective February 4, 2009, but will continue to serve as Chairman of the Board. Mr. Schar’s revised role continues the leadership transition that separated the roles of Chairman and CEO to strengthen the operating and governance structure of the Company. Mr. Schar has been Chairman of the Board since September 30, 1993. Mr. Schar also served as our President and Chief Executive Officer from September 30, 1993 through June 30, 2005.

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
Robert W. Henley was named Vice President and Controller of NVR effective July 1, 2005. From May 2000 to June 30, 2005, Mr. Henley was the Assistant Controller.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our shares of common stock are listed and principally traded on the New York Stock Exchange effective January 2, 2008. Prior to that date, our shares of common stock were listed and principally traded on the American Stock Exchange. The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2008 and 2007:

	HIGH	LOW
Prices per Share:
2008
Fourth Quarter	$600.00	$316.82
Third Quarter	$639.80	$452.00
Second Quarter	$679.37	$498.00
First Quarter	$661.00	$436.20

2007
Fourth Quarter	$578.00	$398.96
Third Quarter	$728.45	$442.20
Second Quarter	$851.96	$658.61
First Quarter	$747.00	$585.00
     As of the close of business on February 19, 2009, there were 401 shareholders of record.
     We have never paid a cash dividend on our shares of common stock. Our bank indebtedness contains certain restrictive covenants, which limit our ability to pay cash dividends on our common stock. For additional information, see the discussion of the restrictive covenants in the Liquidity and Capital Resources discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7 of the Form 10-K.
     We had one repurchase authorization outstanding during the quarter ended December 31, 2008. On July 31, 2007 (“July Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the fourth quarter of 2008. We have $226.3 million available under the July Authorization as of December 31, 2008.

Stock Performance Graph
COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY
     The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2003 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period. The Dow/Home Construction Index is comprised of NVR, Inc., Pulte Homes, Inc., Beazer Homes USA, Inc., Ryland Group, Inc., Centex Corp., KB Home, Champion Enterprises, Inc., Lennar Corp., DR Horton, Inc., MDC Holdings, Inc., Hovnanian Enterprises, Inc., Standard Pacific Corp., Meritage Homes Corp. and Toll Brothers, Inc.
(a)	Assumes that $100 was invested in NVR stock and the indices on December 31, 2003.

Item 6.	Selected Financial Data. (dollars in thousands, except per share amounts)
     The following tables set forth selected consolidated financial data. The selected income statement and balance sheet data have been derived from our consolidated financial statements for each of the periods presented and is not necessarily indicative of results of future operations. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$3,638,702	$5,048,187	$6,036,236	$5,177,743	$4,247,503
Gross profit	457,692	821,128	1,334,971	1,439,713	1,091,217

Mortgage Banking data:
Mortgage banking fees	54,337	81,155	97,888	84,604	72,219
Interest income	3,955	4,900	7,704	5,014	4,249
Interest expense	754	681	2,805	1,759	1,088

Consolidated data:
Income from continuing operations (1)	$100,892	$333,955	$587,412	$697,559	$523,204
Income from continuing operations per diluted share (2)	$17.04	$54.14	$88.05	$89.61	$66.42

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Homebuilding inventory	$400,570	$688,854	$733,616	$793,975	$588,540
Contract land deposits, net	29,073	188,528	402,170	517,241	362,990
Total assets	2,103,236	2,194,416	2,473,808	2,237,669	1,755,998
Notes and loans payable	210,389	286,283	356,632	463,141	213,803
Shareholders’ equity	1,373,789	1,129,375	1,152,074	677,162	834,995
Cash dividends per share	—	—	—	—	—

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, pursuant to which we recognized $31,560, $11,669 and $37,982 of stock-based compensation costs, net of tax, during 2008, 2007 and 2006, respectively. The 2007 stock-based compensation amount is net of approximately $19,200 of stock-based compensation expense, net of tax, that we reversed based on our determination that the performance metric related to certain outstanding stock options would not be met. As of December 31, 2008 the performance target was not met and all 348,490 outstanding options subject to the performance target expired unexercisable. The periods prior to 2006 presented above do not include any stock-based compensation expense.

(2)	For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, income from continuing operations per diluted share was computed based on 5,920,285; 6,167,795; 6,671,571; 7,784,382; and 7,876,869 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2008, 2007, and 2006
Overview
Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature supply-constrained markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

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
     Because we do not development land, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished building lots at market prices from various land developers under purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and development. As of December 31, 2008, we controlled approximately 45,000 lots with deposits in cash and letters of credit totaling approximately $178,000 and $5,000, respectively. Included in the number of controlled lots are approximately 17,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $147,900 as of December 31, 2008. See Note 1 to the Consolidated Financial Statements included herein for additional information regarding contract land deposits.
Overview of Current Business Environment
     The homebuilding environment in 2008 was characterized by high levels of existing and new homes available for sale, driven by slowed demand and record foreclosure rates. By the end of 2008, industry wide new home construction, as reported by the Commerce Department, had fallen to historically low levels. Homebuyer confidence continues to be negatively impacted by concerns regarding the current economic recession, higher levels of unemployment and a continuing decline in home values in each of the markets we serve. The sales of new and existing homes also continue to be adversely impacted by a more restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing, as well as making it difficult to sell their current homes. Affordability also remains an issue despite falling home prices because of required higher downpayments to secure financing. Our markets have also been negatively impacted by homebuilders reducing prices in an effort to reduce new home inventories and competition from foreclosed properties. The combined effect of these market conditions has exerted substantial downward pressure on both new orders and selling prices.

     As a result of these deteriorating market conditions, new orders for 2008 were down 29% from the prior year and we experienced a continuation of the higher cancellation rates we experienced in 2007. Cancellation rates in 2008 were 23% as compared to 21% in 2007. In response, we increased incentives to homebuyers and reduced prices in many of our markets. These pricing pressures led to a 12% decrease in the average selling price for new orders in 2008 as compared to 2007. New orders and the average selling prices were down in each of our market segments, with the largest decline in new orders being experienced in our South East market segment which saw a decline in new orders of 45% year over year.
     Throughout 2008, we have continued to work with our developers to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the purchase agreements to meet current market prices, we may exit the community and forfeit our deposit under the applicable purchase agreement. In addition, we may also forfeit our deposit in a community we are not exiting in order to restructure a purchase agreement to current market prices. During 2008, we incurred contract land deposit impairment charges of approximately $165,000 from actual or expected terminations, or from restructured purchase agreements where we forfeited, or determined we would forfeit, the deposit. In 2007, contract land deposit impairment charges totaled approximately $261,800. As noted above, as of December 31, 2008 we had a reserve of approximately $148,000 on outstanding contract land deposits related to approximately 17,000 lots. These lots are included in the total number of lots controlled mentioned above. The total number of lots controlled at December 31, 2008 is down 33% from approximately 67,600 lots at December 31, 2007 due to the termination of certain purchase agreements and a reduced pace of entering into new lot purchase agreements to coincide with our slower than expected sales pace.
     Consolidated revenues for 2008 decreased 28% to $3,693,039 from $5,129,342 in 2007. Net income for 2008 was $100,892, $17.04 per diluted share, compared to net income of $333,955, $54.14 per diluted share in 2007, a 70% decrease in net income and a 69% decrease in diluted earnings per share. Gross profit margins within our homebuilding business decreased to 12.6% in 2008 from 16.3% in 2007. Gross profit margins have been negatively impacted by the aforementioned lower selling prices and increased incentives and continue to trend lower. Additionally, gross profit margins were negatively impacted by the contract land deposit impairment charges in both 2008 and 2007 as discussed above.
     We expect to continue to experience downward pressure on sales and selling prices over at least the next several quarters in all of our market segments due to current market conditions and uncertainties surrounding the effectiveness of the Government’s stimulus package to slow the decline in home values, reduce foreclosure rates and boost consumer confidence. We in turn expect these sales and pricing pressures to continue to negatively impact gross profit margins in future periods. To offset these declining selling prices and customer affordability issues, we continue to aggressively work with our vendors to reduce material and labor costs incurred in the construction process, alter product offerings when appropriate and focus on reducing lot costs as discussed above. In addition, we continue to take aggressive action to lower overhead costs. Relative to our peak levels in 2006, we have reduced headcount by 53% and the number of homebuilding divisions we operate by 39%. We will continue to assess and adjust our staffing levels and organizational structure as conditions warrant.

Homebuilding Operations
     The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2008	2007	2006
Revenues	$3,638,702	$5,048,187	$6,036,236
Cost of sales	$3,181,010	$4,227,059	$4,701,265
Gross profit margin percentage	12.6%	16.3%	22.1%
Selling, general and administrative expenses	$308,739	$343,520	$432,319
Settlements (units)	10,741	13,513	15,139
Average settlement price	$338.4	$373.2	$398.2
New orders (units)	8,760	12,270	13,217
Average new order price	$311.3	$352.0	$377.4
Backlog (units)	3,164	5,145	6,388
Average backlog price	$316.9	$371.3	$412.4
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2008 decreased 28% from 2007, primarily as a result of a 21% decrease in the number of homes settled and a 9% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 19% lower entering 2008 as compared to the beginning backlog units entering 2007 and lower new orders year over year. Average settlement prices were impacted primarily by a 10% lower average price of homes in the beginning backlog entering 2008 as compared to the same period in 2007 and also by lower average sales prices for new orders in 2008 as compared to 2007.
     Homebuilding revenues for 2007 decreased 16% from 2006, primarily as a result of an 11% decrease in the number of homes settled and a 6% decrease in the average settlement price. These decreases were driven primarily by a 23% lower number of units in backlog and a 7% lower average price of units in backlog at the beginning of 2007 as compared to the beginning of 2006.
Consolidated Homebuilding New Orders
     New orders and the average sales price of new orders decreased 29% and 12%, respectively in 2008 as compared to 2007. Both the number of new orders and the average selling prices have been negatively impacted by the aforementioned challenging market conditions. New orders were also negatively impacted by a 16% decrease in the average number of active communities year over year to 427 in 2008 from 505 in 2007 and a reduction in traffic per community, year over year. As noted above, we expect to continue to experience downward pressure on sales and selling prices over at least the next several quarters in all of our market segments due to current market conditions.
     The number of new orders for 2007 and the average selling price of new orders each decreased 7% when compared to 2006. The challenging market conditions, which began to deteriorate in the second half of 2005, led to an increase in cancellation rates year over year to 21% in 2007 from 19% in 2006 and in turn negatively impacted new orders in 2007. Additionally, we noted a significant increase in the cancellation rates in the fourth quarter of 2007 to 32% from 20% in the fourth quarter of 2006. These increases in cancellation rates were driven by continued tightening of mortgage underwriting standards and financing availability which impacted not only our customers’ ability to secure financing for their new home purchase but also has impacted our customers’ ability to sell their existing homes leading to contract cancellations. Sales were also negatively impacted by a 14% reduction in the average number of active communities in 2007, down to 505 from 589 in 2006. The decrease in the average number of active communities was a result of the termination of certain purchase agreements and a reduced pace of entering into new lot option contracts due to uncertainties within the homebuilding market and its impact on the market value of land.

Consolidated Homebuilding Gross Profit
     Gross profit margins in 2008 declined to 12.6% compared to 16.3% in 2007 despite lower contract land deposit impairment charges in 2008 of approximately $165,000, or 454 basis points, compared to approximately $261,800, or 519 basis points in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of the aforementioned challenging market conditions. As discussed above, we expect these challenging market conditions to continue for at least the next several quarters, exerting downward pressure on new orders, selling prices and in turn, also on our gross profit margins.
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
Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
     SG&A expenses in 2008 decreased approximately $34,800, or 10%, from 2007, but increased as a percentage of revenue to 8.5% in 2008 from 6.8% in 2007. The decrease in SG&A expenses is attributable to a decrease in selling and marketing costs of approximately $31,000 related to the previously mentioned 16% reduction in the average number of active communities in 2008 compared to 2007. In addition, personnel costs decreased approximately $20,000 as a result of lower staffing levels and lower management incentive costs year over year. These declines were offset partially by an increase of approximately $24,600 in stock-based compensation expense in 2008 compared to 2007. This increase is attributable to the reversal of approximately $28,450 in SG&A classified stock-based compensation costs in the third quarter of 2007 related to approximately 400,000 outstanding stock options which were subject to a performance metric which we determined in 2007 would not be achieved. See note 9 to the accompanying consolidated financial statements for further discussion of the performance based stock option grants.
     SG&A expenses in 2007 decreased approximately $88,800, or 21%, from 2006 and as a percentage of revenue, decreased to 6.8% in 2007 from 7.2% in 2006. The decrease in SG&A expenses is partially attributable to an approximate $36,300 decrease in personnel costs. This decrease resulted from a reduction in staffing levels to meet current and expected levels of sales activity and lower incentive compensation costs of approximately $9,200 year over year. In addition, SG&A costs were favorably impacted by a reduction of approximately $39,800 in stock-based compensation costs in 2007 as compared to 2006. As discussed above, during 2007 we determined that is was improbable that we would achieve the performance metric related to approximately 400,000 outstanding stock options. This determination resulted in the reversal of approximately $28,450 in SG&A related stock-based compensation. In addition, because it was expected that none of the outstanding stock options that were subject to the performance metric would vest, we did not record any additional compensation costs related to these options in the fourth quarter of 2007. SG&A costs were also favorably impacted by a reduction in marketing costs of approximately $10,000 in 2007 from 2006 due to the aforementioned 14% reduction in the average number of active communities in the current year.
Consolidated Homebuilding Backlog
     Backlog units and dollars were 3,164 and $1,002,795, respectively, as of December 31, 2008 compared to 5,145 and $1,910,504 as of December 31, 2007. The 39% decrease in backlog units is attributable to our beginning backlog units being approximately 19% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned 29% decline in new orders year over year. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 15% decrease in the average price of homes in ending backlog, resulting primarily from an 8% decrease in the average selling price for new orders over the six-month period ended December 31, 2008 compared to the same period in 2007.

     The net new order and settlement activity for 2007 resulted in a decrease in backlog units and dollars to 5,145 and $1,910,504, respectively, at December 31, 2007 compared to 6,388 units and $2,634,720, respectively, at December 31, 2006. The 27% decrease in backlog dollars was attributable to the 19% decrease in backlog units and an 11% decrease in the average price of new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.
Consolidated Homebuilding — Other Charges
     We reassessed our goodwill and intangible asset balances for impairment in the fourth quarter of 2008, as a result of the continuing declines in new orders and backlog as discussed above and the continuing deterioration of the homebuilding environment in each of our markets spurred further in 2008 by the credit crisis in the latter part of 2008. As a result of this assessment, it was determined that the goodwill and intangible assets related to our Rymarc Homes and Fox Ridge Homes operations were fully impaired and we wrote-off a total of $11,686 related to such assets in 2008.
Reportable Homebuilding Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (as defined in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”) to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a lot purchase agreement with the developer, or to restructure a purchase agreement resulting in the forfeiture of the deposit. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

	Year Ended December 31,
	2008	2007	2006
Mid Atlantic:
Revenues	$2,161,764	$3,099,053	$3,825,960
Settlements (units)	5,240	6,634	7,491
Average settlement price	$412.5	$467.0	$510.4
New Orders (units)	4,290	5,695	6,182
Average new order price	$373.4	$436.5	$479.6
Backlog (units)	1,776	2,726	3,665
Average backlog price	$371.3	$447.2	$499.7
Gross profit margin	$294,708	$547,757	$979,362
Gross profit margin percentage	13.63%	17.67%	25.60%
Segment profit	$108,561	$296,049	$687,904

North East:
Revenues	$347,142	$433,631	$657,338
Settlements (units)	1,086	1,247	1,682
Average settlement price	$319.7	$347.7	$390.7
New Orders (units)	884	1,212	1,438
Average new order price	$298.5	$338.7	$371.4
Backlog (units)	303	505	540
Average backlog price	$288.8	$338.8	$359.6
Gross profit margin	$46,608	$57,860	$120,531
Gross profit margin percentage	13.43%	13.34%	18.34%
Segment profit	$14,761	$12,618	$64,246

Mid East:
Revenues	$659,649	$860,139	$965,626
Settlements (units)	2,762	3,321	3,571
Average settlement price	$237.4	$257.7	$268.8
New Orders (units)	2,380	3,160	3,244
Average new order price	$229.5	$248.2	$267.7
Backlog (units)	731	1,113	1,274
Average backlog price	$223.9	$245.4	$270.6
Gross profit margin	$104,762	$155,738	$160,494
Gross profit margin percentage	15.88%	18.11%	16.62%
Segment profit	$42,296	$80,969	$69,911

South East:
Revenues	$470,147	$655,364	$587,312
Settlements (units)	1,653	2,311	2,395
Average settlement price	$284.4	$283.6	$245.2
New Orders (units)	1,206	2,203	2,353
Average new order price	$261.2	$290.0	$263.9
Backlog (units)	354	801	909
Average backlog price	$260.5	$308.6	$290.7
Gross profit margin	$60,173	$144,254	$129,127
Gross profit margin percentage	12.80%	22.01%	21.99%
Segment profit	$9,286	$89,785	$79,948

Mid Atlantic
2008 versus 2007
     The Mid Atlantic segment had an approximate $187,500, or 63%, decrease in segment profit in 2008 compared to 2007. Revenues for the Mid Atlantic segment, which represent approximately 59% of total homebuilding revenues for the year, decreased approximately $937,300, or 30%, for the year from the prior year period. This decrease is attributable to a 21% decrease in the number of units settled and a 12% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of 2008 compared to the same period in 2007 and to a 25% decline in new orders year over year. The decrease in the average settlement price is primarily attributable to an 11% lower average price of homes in the beginning backlog period over period and was also impacted by lower average selling prices of new orders in 2008 compared to 2007. The segment’s gross profit margin percentage fell to 13.6% in 2008 from 17.7% in 2007. Gross profit margins were adversely affected by the downward pressure on selling prices which resulted in the aforementioned 12% decrease in the average settlement price. Gross profit margins were also negatively impacted in each respective period by contract land deposit impairment charges of approximately $81,800, or 379 basis points, in 2008 compared to approximately $153,600, or 496 basis points, in 2007.
     New orders in the Mid Atlantic segment for 2008 decreased 25% from 2007 and the segment’s average new order sales price decreased 15% year over year. New orders and the average selling price for new orders were down in each of our markets within the Mid Atlantic segment and have been negatively impacted by market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by a 15% decrease in the average number of active communities to 204 in 2008 from 242 in 2007 within the segment. Backlog units and dollars decreased approximately 35% and 46%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 26% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. Backlog dollars were negatively impacted by the decrease in backlog units and a 17% decrease in the average price of homes in ending backlog.
2007 versus 2006
     The Mid Atlantic segment had an approximate $391,900, or 57%, decrease in segment profit year over year. Revenues decreased 19% as a result of an 11% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance at the beginning of the 2007 as compared to the beginning of 2006, offset partially by a higher backlog turnover rate year over year. The decrease in the average settlement price is attributable to an 8% lower average price of homes in beginning backlog year over year. The segment’s gross profit margin percentage declined in 2007 to 17.7% from 25.6% in 2006, negatively impacted by the 9% decrease in average settlement prices and current market conditions which resulted in the write-off of approximately $153,600 in contract land deposits in 2007 as compared to approximately $126,400 in impairment charges in 2006.
     Segment new orders were down 8% in 2007 from 2006 and the average selling price declined by 9%. New orders in the Washington, D.C. and Baltimore, MD sub-markets declined 12% and 6%, respectively. These declines were primarily the result of a competitive selling environment driven by a market which continued to deteriorate throughout 2007. As discussed above in the Overview section, the mortgage market turmoil in 2007 impacted the availability of jumbo mortgage products which represented approximately 39% of all mortgages closed in the Washington, D.C. sub-market within this segment. These market conditions put significant downward pressure on selling prices and contributed to higher levels of cancellations within these markets. Cancellation rates for the Mid Atlantic segment increased to 25% in 2007 from 23% in 2006, with the highest cancellation rates occurring in the Washington, D.C. sub-market where the cancellation rates increased to 31% in 2007 from 29% in 2006. Additionally, cancellation rates in the Washington, D.C. sub-market increased in the fourth quarter of 2007 to 46% as compared to 34% in the fourth quarter of 2006. The net new order and settlement activity for 2007 resulted in a 26% decrease in backlog units at December 31, 2007 as compared to the same period in 2006. Backlog dollars decreased 33% year over year due to the decrease in backlog units and additionally, to a 12% decrease in the average selling price for new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

North East
2008 versus 2007
     The North East segment had an approximate $2,100 increase in segment profit in 2008 compared to 2007, despite a decrease in revenues of approximately $86,500, or 20%, year over year. Revenues declined due to a 13% decrease in the number of units settled and an 8% decrease in the average settlement price year over year. The decrease in the number of units settled and the average settlement price is primarily attributable to a 7% lower beginning backlog balance and 6% lower average price of homes in beginning backlog entering 2008 as compared to 2007. In addition, the number of units settled has been negatively impacted by a decline in new orders year over year. Gross profit margins in the North East segment in 2008 remained relatively flat with the prior year at 13.4% compared to 13.3% in 2007. Contract land deposit impairment charges for the segment decreased to approximately $11,200, or 322 basis points, in 2008 compared to approximately $13,600, or 313 basis points, in 2007. The increase in segment profit is primarily attributable to the decrease in contract land deposit impairment charges, cost control measures and reduced sales and marketing costs due to a 22% reduction in the average number of active communities during 2008 compared to 2007.
     Segment new orders and the average new order sales price for 2008 decreased 27% and 12%, respectively, from 2007 as a result of market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by the aforementioned decrease in the average number of active communities within the North East segment. Backlog units and dollars decreased approximately 40% and 49%, respectively, year over year. The decrease in backlog units is attributable to the aforementioned decline in new orders in 2008 compared to 2007, in addition to a 7% lower beginning backlog unit balance entering 2008 compared to the same period in 2007. The decrease in backlog dollars is due to the decrease in backlog units and to a 12% decrease in the average selling price for new orders for the six-month period ended December 31, 2008 compared to the same period in 2007.
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
     Segment new orders were down 16% year over year and the average selling price for new orders decreased 9%, as a result of pricing pressures in a difficult selling environment. New orders have also been negatively impacted by an increase in the cancellation rate in the segment to 19% in 2007 from 13% in 2006. The net new order and settlement activity for 2007 resulted in a 7% decrease in backlog units at December 31, 2007 as compared to December 31, 2006. Backlog dollars decreased 12% year over year due to the decrease in backlog units and to a 10% decrease in the average selling price for new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

Mid East
2008 versus 2007
     The Mid East segment had an approximate $38,700, or 48%, decrease in segment profit in 2008 compared to 2007. Revenues decreased approximately $200,500, or 23%, for 2008 from 2007 due to a 17% decrease in the number of units settled and an 8% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 13% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period. In addition, the number of units settled has been negatively impacted by a decline in new orders year over year. Gross profit margins decreased to 15.9% in 2008 from 18.1% in 2007. Contract land deposit impairment charges in the segment were approximately $10,400, or 158 basis points, in 2008 compared to $10,800, or 126 basis points, in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of the aforementioned challenging market conditions which resulted in an 8% decrease in the average settlement price year over year.
     Segment new orders and the average new order sales price for 2008, decreased 25% and 8%, respectively, from 2007. New orders were negatively impacted by market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by a 16% decrease in the average number of active communities within the Mid East segment year over year and by an increase in the cancellation rate in the segment to 18% in 2008 from 15% in 2007. Backlog units and dollars decreased approximately 34% and 40%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 13% lower entering 2008 compared to the same period in 2007. In addition, backlog units have been negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. The decrease in backlog dollars is attributable to the decrease in backlog units and to a 9% decrease in the average selling price for new orders for the six-month period ended December 31, 2008 compared to the same period in 2007.
2007 versus 2006
     The Mid East segment had an approximate $11,100, or 16%, increase in segment profit in 2007, despite a decrease in revenues for the segment of 11%, or approximately $105,500 from 2006. The decrease in revenues is attributable to a 7% decrease in units settled year over year and a 4% decrease in the average settlement price. The segment’s gross profit margin percentage increased to 18.1% in 2007 from 16.6% in 2006. The increase in gross profit margins year over year is attributable to an approximate $8,000 favorable variance in operating costs within the segment due primarily to lower personnel costs. Gross profit margins were negatively impacted in each year by the write-off of contract land deposits of approximately $10,800 and $10,000 in 2007 and 2006, respectively. Segment profit was also favorably impacted by an approximate $7,000 decrease in marketing costs due to a 22% reduction in the average number of active communities within the segment in 2007 as compared to 2006.
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

South East
2008 versus 2007
     The South East segment had an approximate $80,500, or 90%, decrease in segment profit in 2008 compared to 2007. Revenues decreased approximately $185,200, or 28%, in 2008 from 2007 due to a 29% decrease in the number of units settled period over period. The decrease in units settled is attributable to a 12% lower beginning backlog unit balance entering 2008 compared to the same period in 2007, and to a decline in new orders year over year. Gross profit margins decreased to 12.8% in 2008 from 22.0% in 2007. Gross profit margins were negatively impacted in 2008 by increased contract land deposit impairment charges of approximately $20,100, or 427 basis points, in 2008 compared to approximately $4,800, or 73 basis points, in 2007. Gross profit margins were also negatively impacted by the use of increased sales incentives, and by higher average lot and operating costs per settled unit.
     Segment new orders and the average new order sales price decreased 45% and 10%, respectively, during 2008 compared to 2007. Market conditions within the South East segment continued to deteriorate throughout 2008. These worsening market conditions have resulted in lower sales absorption rates within our active communities and higher cancellation rates year over year. New orders were negatively impacted by a 10% decrease in the average number of active communities to 65 in 2008 from 73 in 2007 within the segment. Cancellation rates in the overall segment increased to 29% in 2008 from 20% in 2007. The 45% decrease in new orders for 2008, coupled with a 12% lower beginning backlog balance entering 2008 compared to 2007, resulted in a 56% decrease in backlog units as of December 31, 2008 compared to December 31, 2007. The decrease in backlog units coupled with a decline of 16% in the average backlog price, has resulted in a 63% decline in backlog dollars year over year.
2007 versus 2006
     The South East segment had an approximate $9,800, or 12% increase in segment profit from 2006. Revenues for the segment increased approximately $68,100, or 12%, as a result of a 16% increase in the average settlement price, offset partially by a 4% decrease in the number of units settled. The increase in the average settlement price is attributable to a 20% higher average price of homes in beginning backlog for 2007 as compared to 2006. The higher value of homes in beginning backlog was attributable to favorable market conditions in the prior year which allowed us to increase sales prices, as well as a general shift in sales within the segment to a larger, higher priced product. The number of settlements is down primarily due to the 2007 beginning backlog being 4% lower than backlog at the beginning of 2006. Gross profit margin percentage for the segment in 2007 remained flat with 2006 at 22.0%.
     Segment new orders were down 6% year over year, while the average new order price for 2007 increased 10% from 2006. Although the South East segment was not as severely impacted by the adverse economic conditions experienced in our other reporting segments during the first half of 2007, continued tightening in the credit markets and declining consumer confidence contributed to increased downward pressure on selling prices and higher levels of cancellations within this segment. New orders were negatively impacted by a 37% decline in new orders in the fourth quarter of 2007 as compared to the same period in 2006, as market conditions grew more challenging within the South East segment. The cancellation rate in the fourth quarter of 2007 increased to 36% compared to 18% in the same period in 2006. In addition, the average selling price of new orders in the fourth quarter of 2007 was down 2% from the same period in 2006. The net new order and settlement activity for 2007 resulted in a 12% decrease in backlog units at December 31, 2007 as compared to December 31, 2006. Backlog dollars were down 6% at December 31, 2007 as compared the December 31, 2006 due to the lower backlog unit balance, offset partially by a 4% increase in the average sales price of new orders for the six-month period ended December 31, 2007 as compared to the same period in 2006.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock option compensation expense, goodwill and intangible asset impairment charges, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, stock option compensation expense and goodwill and intangible asset impairment charges are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our outstanding senior notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2008	2007	2006
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$294,708	$547,757	$979,362
Homebuilding North East	46,608	57,860	120,531
Homebuilding Mid East	104,762	155,738	160,494
Homebuilding South East	60,173	144,254	129,127
Consolidation adjustments and other (1)	(48,559)	(84,481)	(54,543)

Consolidated homebuilding gross profit	$457,692	$821,128	$1,334,971

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$108,561	$296,049	$687,904
Homebuilding North East	14,761	12,618	64,246
Homebuilding Mid East	42,296	80,969	69,911
Homebuilding South East	9,286	89,785	79,948
Reconciling items:
Contract land deposit impairments (2)	(41,134)	(79,002)	(27,717)
Stock option expense (3)	(38,681)	(13,542)	(54,514)
Corporate capital allocation (4)	108,509	152,363	184,908
Unallocated corporate overhead (5)	(63,181)	(69,975)	(86,363)
Consolidation adjustments and other (6)	24,437	28,842	(3,340)
Impairment of goodwill and intangible assets (7)	(11,686)	—	—
Corporate interest expense	(12,417)	(12,531)	(17,145)

Reconciling items sub-total	(34,153)	6,155	(4,171)

Homebuilding consolidated profit before taxes	$140,751	$485,576	$897,838

(1)	This line item contains contract land deposit impairment charges that have not yet been charged to the reportable segments. The variance in 2007 compared to 2006 is due to year over year increases in contract land deposit impairments recorded at the corporate level of approximately $51,000, offset partially by changes in operating activity year to year. During 2008, unallocated reserves decreased approximately $41,100 as a result of charging previously reserved land impairments to the reportable segments.

(2)	This item represents contract land deposit reserves which have not yet been charged to reportable segments.

(3)	The change in 2007 compared to 2006 and 2008 is due to the reversal of stock-based compensation costs of $29,350 during the third quarter of 2007 related to certain stock options subject to a performance metric. During 2007, we determined that we did not expect to meet the performance metric and accordingly reversed all performance-based option expense recorded through that period (see Note 9 to the accompanying consolidated financial statements for additional discussion).

(4)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decrease in the corporate capital allocation charge from 2006 to 2007 and from 2007 to 2008 is due to decreases in segment asset balances in each of the respective years, due to the decrease in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2008	2007	2006
Homebuilding Mid Atlantic	$73,042	$106,032	$131,823
Homebuilding North East	10,081	14,669	19,533
Homebuilding Mid East	12,902	17,381	21,235
Homebuilding South East	12,484	14,281	12,317

Total	$108,509	$152,363	$184,908

(5)	The decreases in unallocated corporate overhead year over year are primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(6)	The favorable variance from 2006 to 2007 is primarily due to increased interest income due to a higher average cash balances and decreased operating activity.

(7)	The 2008 impairment charge relates to the goodwill and indefinite life intangible assets related to our 2005 acquisition of Rymarc Homes and the goodwill related to our 1997 acquisition of Fox Ridge Homes (see Note 1 to the accompanying consolidated financial statements for additional discussion).

Mortgage Banking Segment
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Loan closing volume:
Total principal	$2,351,341	$3,225,324	$3,918,206

Loan volume mix:
Adjustable rate mortgages	5%	17%	37%

Fixed-rate mortgages	95%	83%	63%

Operating Profit:
Segment Profit	$29,227	$54,576	$68,753
Stock option expense	(2,523)	(647)	(3,620)

Mortgage banking income before tax	$26,704	$53,929	$65,133

Capture rate:	85%	85%	86%

Mortgage Banking Fees:
Net gain on sale of loans	$38,921	$60,128	$72,700
Title services	14,581	20,304	24,081
Servicing fees	835	723	1,107

	$54,337	$81,155	$97,888

2008 versus 2007
     Loan closing volume for the year ended December 31, 2008 decreased 27% from 2007. The 2008 decrease was primarily attributable to a 19% decrease in the number of units closed and a 10% decrease in the average loan amount year over year. These decreases are attributable to the aforementioned decrease in the homebuilding segment’s number of units settled and average settlement prices in 2008 as compared to 2007.
     Segment profit for the year ended December 31, 2008 decreased approximately $25,300 from 2007. The decrease was primarily due to a decrease in mortgage banking fees attributable to the aforementioned decrease in closed loan volume and a reduction in fees charged to customers to assist our selling efforts in the homebuilding segment. The decrease to mortgage banking fees was partially offset by 31 basis point increase in fees received for servicing released premiums as a result of the product mix shift towards fixed rate mortgages, partly driven by an increase in the use of FHA fixed rate loan products, which generally carry a higher servicing released premium than other non-FHA loan products.
     The decrease to mortgage banking fees for the year ended December 31, 2008 was also partially offset by an approximate $900 increase in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees. The fair value measurement was the result of the adoption of Staff Accounting Bulletin No. 109, “Written Loan commitments recorded at Fair Value through Earnings” (“SAB No. 109”) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement”, both of which the Company adopted on a prospective basis as of January 1, 2008. As a result of the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale now includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value measurement, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. Each of the aforementioned fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157. The fair value measurement will be impacted in the future by the change in volume and product mix of our locked loan commitments.

     Stock option expense increased by approximately $1,900 for the year ended December 31, 2008 compared to 2007. As noted below, this was due to a 2007 reversal of approximately $2,150 of pre-tax stock based compensation costs (see details below). There were no additional adjustments in 2008.
2007 versus 2006
     Loan closing volume for the year ended December 31, 2007 decreased 18% from 2006. The 2007 decrease was primarily attributable to a 13% decrease in the number of units closed and a 5% decrease in the average loan amount year over year. These decreases are attributable to the aforementioned decrease in the homebuilding segment’s number of units settled and average settlement prices in 2007 as compared to 2006. The number of units closed was also adversely impacted by a 1% decrease in NVR’s capture rate in 2007.
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
     As noted above, due to the continued earnings decline resulting from the deterioration in market conditions and our expectation that market conditions would not improve in the near term, the 2007 year-to-date NVRM results were impacted by the determination that it was improbable that we would achieve the performance metric related to certain outstanding stock options. This determination resulted in the reversal of approximately $2,150 of pre-tax stock-based compensation costs recognized in prior periods.
Mortgage Banking — Other
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment decline, NVRM’s operations are likewise adversely affected. In many cases, NVRM is reducing the fees charged to its borrowers in an effort to assist our selling efforts, and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, NVRM’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
     In November 2008, the United States Department of Housing and Urban Development (“HUD”) published a final rule amending its Real Estate Settlement and Protection Act (“RESPA”) regulations. The rule, among other things, revised the definition of “required use,” the result of which is the prohibition of homebuilding companies with affiliated mortgage companies from offering discounts to their customers if those customers use the affiliated mortgage company. This provision of the rule was originally scheduled to be effective January 16, 2009. However, in January 2009, HUD issued a final rule delaying the effective date until April 16, 2009 due to litigation surrounding the revised definition of “required use.” If the revised definition of “required use” is adopted by HUD as currently proposed, it could have a material impact on NVRM’s operations, including its financial results and its capture rate.
Seasonality
     Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate
     Our consolidated effective tax rate in 2008, 2007 and 2006 was 39.75%, 38.1% and 39.0%, respectively. The higher effective tax rate in 2008 is primarily due to the reduction in tax exempt interest income and lower pre-tax income in 2008 as compared to 2007. In February 2009, Dwight C. Schar relinquished his Executive Officer role with the Company. As a result, a tax benefit will be generated in 2009 related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that was previously considered to be a permanent non-deductible tax difference. This is expected to result in a decrease in the 2009 effective tax rate.
Recent Accounting Pronouncements Pending Adoption
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement, but deducted to arrive at income available to common shareholders. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands on the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for any acquisitions made on or after January 1, 2009.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP No. 157-2 to have a material impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for our fiscal year beginning January 1, 2009. We will conform our disclosures to the requirements of SFAS No. 161 upon adoption.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations, a short-term unsecured working capital revolving credit facility (the “Facility”) and the public debt and equity markets. The Facility provides for borrowings of up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility.

Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,421 was outstanding at December 31, 2008. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount that we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2008, we were in compliance with all covenants under the Facility and we have maintained our investment grade rating on our senior debt. Additionally, at December 31, 2008, there were no borrowing base limitations reducing the amount available to us for borrowings and we had no direct borrowings outstanding under the Facility.
     NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sub-limits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, under which $44,539 was outstanding at December 31, 2008. As of December 31, 2008, the borrowing base limitation reduced the amount available to us for borrowing to approximately $67,000. The Repurchase Agreement expires on August 4, 2009. Advances under the Repurchase Agreement carry a Pricing Rate, based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The weighted-average Pricing Rate for amounts outstanding under the Repurchase Agreement was 2.9% during 2008. The average Pricing Rate for amounts outstanding at December 31, 2008 was 1.9%. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, all of which we were compliant with at December 31, 2008.
     On June 17, 2003, we completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness and indebtedness under our working capital credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. We may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. The indenture governing the Notes contains certain covenants which, among other items, restricts our ability to (i) create, incur, assume or guarantee any secured debt, (ii) enter into sale and leaseback transactions, and (iii) merge with or into other companies or sell all or substantially all of our assets. At December 31, 2008 we were in compliance with all covenants under the Notes. On December 22, 2008, we repurchased $36,680 of the Notes on the open market at 99.25% of par, resulting in a pre-tax gain of approximately $251.
     On September 8, 2008, we filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. We expect to use the proceeds received from future offerings issued under the 2008 Shelf Registration for general corporate purposes. This discussion of NVR’s shelf registration capacity does not constitute an offer of any securities for sale.

Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10(b)-18 of the Securities and Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. We did not repurchase any shares of our common stock during 2008.
Cash Flows
     For the year ended December 31, 2008, our operating activities provided cash of $462,361. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $288,000 due to a reduction in the number of homes under construction at the end of 2008 as compared to the same period in 2007. Cash was also provided by an approximate $34,000 decrease in mortgage loans held for sale. Operating cash flow for the current year was reduced by a decrease in our customer deposits of approximately $66,000. The presentation of operating cash flows was also reduced by approximately $50,000, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. As required by SFAS 123R, which we adopted effective January 1, 2006, excess tax benefits credited directly to additional-paid-in capital resulting from stock-based compensation must be presented as an operating cash outflow and a financing cash inflow.
     Net cash used for investing activities was $5,498 for the year ended December 31, 2008, and was used primarily for property and equipment purchases.
     Net cash provided by financing activities was $26,571 for the year ended December 31, 2008. Financing cash flow was favorably impacted by approximately $52,000 of proceeds from the exercise of stock options and the realization of approximately $50,000 in excess income tax benefits from the exercise of stock options, which pursuant to SFAS 123R, must be reported as a financing cash inflow. We reduced net borrowings under the mortgage warehouse facility by approximately $39,000 and we repurchased approximately $36,700 of our 5% Senior Notes due 2010 at a cost of approximately $36,400.
     At December 31, 2008, the homebuilding segment had restricted cash of $4,539, which relates to customer deposits on certain home sales.
     We believe that cash generated from operations and borrowings available under our credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.
Off Balance Sheet Arrangements
Lot Acquisition Strategy
     We do not engage in land development. Instead, we acquire finished building lots at market prices from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

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
     At December 31, 2008, we controlled approximately 45,000 lots with an aggregate purchase price of approximately $4,100,000, by making or committing to make deposits of approximately $201,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate $4,100,000 contractual commitment resulting from our non-performance under the contracts is limited to the $183,000 deposit paid, plus the additional $18,000 deposits referred to below. Of the $201,000 deposit total, approximately $178,000 in cash and approximately $5,000 in letters of credit have been issued as of December 31, 2008 and subsequent to December 31, 2008, we will pay $18,000 in additional deposits assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2008, we had recorded an impairment valuation allowance of approximately $148,000 related to the cash deposits currently outstanding. Please refer to Note 1 to the consolidated financial statements for a further discussion of the contract land deposits and Note 3 to the consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting under FIN 46R, “Consolidation of Variable Interest Entities”.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had $30,403 of contingent obligations under such agreements as of December 31, 2008 (inclusive of the $5,000 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2008, there were contractual commitments to extend credit to borrowers aggregating approximately $109,000, and open forward delivery sale contracts aggregating approximately $159,000. Please refer to Note 11 in the consolidated financial statements included herein for a description of our fair value accounting calculation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 157, “Fair Value Measurements”, and Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”.

Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2008, were as follows:

	Payments due by period
		Less than		1-3		3-5		More than
	Total	1 year		years		years		5 years
Debt (a)	$220,108	$52,705		$167,403		$—		$—
Capital leases (b)	3,939	637		1,289		1,288		725
Operating leases (c)	69,289	22,478		26,924		14,486		5,401
Purchase obligations (d)	18,000		*		*		*		*
Executive officer employment contracts (e)	5,035	3,330		1,705		—		—
Other long-term liabilities (f)	24,322	23,386		936		—		—

Total	$340,693	$102,536		$198,257		$15,774		$6,126

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 to the Consolidated Financial Statements included herein for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 to the Consolidated Financial Statements for additional information regarding capital lease obligations.

(c)	See Note 10 to the Consolidated Financial Statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.

(e)	We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 50% in 2009 and 100% thereafter of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries, except for our Executive Chairman. Effective February 4, 2009, the Company’s Executive Chairman relinquished the title of Executive Officer but will continue to serve as Chairman of the Board. Based on the terms of his employment agreement, he will receive a payment in 2009 upon the relinquishment of the Executive Officer role, and is reflected as such in the table above. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheet, $3,800 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.

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
     Variable Interest Entities
     Revised Financial Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities", requires the primary beneficiary of a variable interest entity to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLC’s”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See Note 3 to the accompanying Consolidated Financial Statements for further information.
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

     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots. We maintain an allowance for losses on contract land deposits that we believe is sufficient to provide for losses in the existing contract land deposit portfolio. The allowance reflects our judgment of the present loss exposure at the end of the reporting period, considering market and economic conditions, sales absorption and profitability within specific communities and terms of the various contracts. Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2008 balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”), goodwill, and indefinite life intangible assets are not subject to amortization under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Rather, excess reorganization value, goodwill, and other intangible assets are subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that an impairment may have occurred. We completed our annual assessment of impairment during the first quarter of 2008 and noted no impairment of our goodwill, indefinite life intangible asset or excess reorganization value at that time. However, due to the continued deterioration of the homebuilding market throughout 2008 and the significant impact on the homebuilding market of the credit crisis in the fourth quarter of 2008, we reassessed goodwill and indefinite life intangible assets for impairment in the fourth quarter of 2008. The assessment for goodwill and indefinite life intangible assets is based on the comparison of the net asset value to the fair value of the business unit to which goodwill and/or indefinite life intangible assets have been allocated. The fair value of the business unit is determined based on estimates made by management as to the discounted future cash flows of the respective business unit. As a result of the assessment, we determined that both the goodwill and indefinite life intangible assets related to our Rymarc Homes and Fox Ridge Homes acquisitions were fully impaired. These balances were written off in their entirety as of December 31, 2008. These conclusions are based on management’s judgment, considering such factors as our history of operating success, our brand names, the positions held in all of the markets in which we operate and our expected future cash flows. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if the amount that the carrying value of excess reorganization value exceeds the fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2008 balance sheet (see Note 10 to the accompanying consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

     Stock Option Expense
     SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R”), requires us to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).
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
     Although we believe that the compensation costs recognized during the year ended December 31, 2008 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility could produce widely different fair values. See Notes 1 and 9 to the accompanying consolidated financial statements included herein for additional information on our adoption of SFAS No. 123R.
Impact of Inflation, Changing Prices and Economic Conditions
     See Risk Factors included in Item 1A herein.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. Interest rate risk results from the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. We have no market rate sensitive instruments held for speculative or trading purposes.
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
     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) LIBOR plus applicable margin as defined within the Facility. There were no borrowings under the Facility during 2008.

     NVRM generates operating liquidity primarily through the mortgage repurchase agreement, which had a borrowing limit of $110,000 at December 31, 2008. The mortgage repurchase agreement is used to fund NVRM’s mortgage origination activities. The Pricing Rate under the mortgage repurchase agreement is either: (i) LIBOR plus 1.55%, or (ii) LIBOR plus 0.20% depending on whether NVRM provides compensating balances. The weighted-average Pricing Rate for amounts outstanding under the Repurchase Agreement was 2.9% during 2008. The average Pricing Rate for amounts outstanding at December 31, 2008 was 1.9%.
     The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2008. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$71,118	—	—	—	—	—	$71,118	$72,488
Average interest rate	5.6%	—	—	—	—	—	5.6%

Interest rate sensitive liabilities:
Variable rate repurchase agreement	$44,539	—	—	—	—	—	$44,539	$44,539
Average interest rate (a)	1.9%	—	—	—	—	—	1.9%

Other:
Forward trades of mortgage-backed securities (b)	$(1,743)	—	—	—	—	—	$(1,743)	$(1,743)
Forward loan commitments (b)	1,279	—	—	—	—	—	1,279	1,279
Homebuilding segment

Interest rate sensitive assets:
Interest-bearing deposits	$1,114,701	—	—	—	—	—	$1,114,701	$1,114,701
Average interest rate	0.6%	—	—	—	—	—	0.6%

Interest rate sensitive liabilities:
Fixed rate obligations (c)	$127	$163,673	$402	$456	$520	$672	$165,850	$164,467
Average interest rate	5.1%	5.2%	13.1%	13.2%	13.3%	13.3%	5.2%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to SFAS 133.

(c)	The $163,673 maturing in 2010 includes $163,320 for NVR’s 5% Senior Notes due June 2010.

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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2008 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2009. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.
Item 11. Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2009.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2008 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders	152,779	$358.53	58,707

Equity compensation plans not approved by security holders	1,264,245	$288.90	118,588

Total	1,417,024	$296.41	177,295

     Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; and the 1998 Directors’ Long-Term Stock Option Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 of the Notes to Consolidated Financial Statements for a description of each of our equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2009.
Item 14. Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:

1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 99.2 to Form 8-K filed on May 4, 2007 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

Exhibit
Number	Description

10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.7*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.8*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.9*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 3, 2005 and incorporated herein by reference.

10.10*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.11*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.12*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.13	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

10.14*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.15*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated December 21, 2006. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 22, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.16	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.17	Commitment and Acceptance dated March 27, 2006 increasing the commitment under NVR, Inc.’s existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $45 million to an aggregate commitment of $445 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed March 30, 2006 and incorporated herein by reference.

10.18	Commitment and Acceptance dated August 16, 2006 increasing the commitment under NVR, Inc.’s existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $155 million to an aggregate commitment of $600 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 17, 2006 and incorporated herein by reference.

10.19*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated November 6, 2007. Filed as Exhibit 10.1 to NVR’s Form 8-K filed November 7, 2007 and incorporated herein by reference.

10.20*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.21*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.22	Repurchase Agreement dated August 5, 2008 among NVR Finance and U.S. Bank National Association, as Agent, and other lenders party thereto. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 8, 2008 and incorporated herein by reference.

10.23*	Amendment No. 3 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated November 6, 2008. Filed as Exhibit 10.1 to NVR’s Form 8-K filed November 6, 2008 and incorporated herein by reference.

10.24*	Amendment No. 4 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 2009. Filed herewith.

10.25*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 2009. Filed herewith.

10.26*	Amendment No. 1 to Employment Agreement between NVR, Inc. and William J. Inman dated January 1, 2009. Filed herewith.

10.27*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 30, 2008. Filed herewith.

10.28*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Dennis M. Seremet dated January 1, 2009. Filed herewith.

10.29*	Summary of 2009 Named Executive Officer annual incentive compensation plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

Exhibit
Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar	Chairman
Dwight C. Schar		February 25, 2009

/s/ C. E. Andrews	Director
C. E. Andrews		February 25, 2009

/s/ C. Scott Bartlett, Jr.	Director
C. Scott Bartlett, Jr.		February 25, 2009

/s/ Robert C. Butler	Director

Robert C. Butler		February 25, 2009

/s/ Timothy M. Donahue	Director

Timothy M. Donahue		February 25, 2009

/s/ Alfred E. Festa	Director

Alfred E. Festa		February 25, 2009

/s/ Manuel H. Johnson	Director

Manuel H. Johnson		February 25, 2009

/s/ William A. Moran	Director

William A. Moran		February 25, 2009

/s/ David A. Preiser	Director

David A. Preiser		February 25, 2009

/s/ W. Grady Rosier	Director

W. Grady Rosier		February 25, 2009

Signature	Title	Date

/s/ John M. Toups	Director
John M. Toups		February 25, 2009

/s/ Paul W. Whetsell	Director
Paul W. Whetsell		February 25, 2009

/s/ Paul C. Saville	Principal Executive Officer
Paul C. Saville		February 25, 2009

/s/ Dennis M. Seremet	Principal Financial Officer
Dennis M. Seremet		February 25, 2009

/s/ Robert W. Henley	Principal Accounting Officer
Robert W. Henley		February 25, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 25, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 25, 2009

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS

Homebuilding:
Cash and cash equivalents	$1,146,426	$660,709
Receivables	11,594	10,855
Inventory:
Lots and housing units, covered under sales agreements with customers	335,238	573,895
Unsold lots and housing units	57,639	105,838
Manufacturing materials and other	7,693	9,121

	400,570	688,854

Contract land deposits, net	29,073	188,528
Assets not owned, consolidated per FIN 46R	114,930	180,206
Property, plant and equipment, net	25,658	32,911
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and indefinite life intangibles, net	—	11,686
Definite life intangibles, net	—	96
Deferred tax assets, net	223,393	211,808
Other assets	19,233	40,653

	2,012,457	2,067,886

Mortgage Banking:
Cash and cash equivalents	1,217	3,500
Mortgage loans held for sale, net	72,488	107,338
Property and equipment, net	759	881
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	8,968	7,464

	90,779	126,530

Total assets	$2,103,236	$2,194,416

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$137,285	$219,048
Accrued expenses and other liabilities	194,869	251,475
Liabilities related to assets not owned, consolidated per FIN 46R	109,439	164,369
Customer deposits	59,623	125,315
Other term debt	2,530	2,820
Senior notes	163,320	200,000

	667,066	963,027

Mortgage Banking:
Accounts payable and other liabilities	17,842	18,551
Notes payable	44,539	83,463

	62,381	102,014

Total liabilities	729,447	1,065,041

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,561,187 and 20,592,640 shares issued for December 31, 2008 and 2007, respectively	206	206
Additional paid-in-capital	722,265	663,631
Deferred compensation trust- 514,470 and 516,085 shares of NVR, Inc. common stock as of December 31, 2008 and 2007, respectively	(74,978)	(75,636)
Deferred compensation liability	74,978	75,636
Retained earnings	3,630,887	3,529,995
Less treasury stock at cost — 15,028,335 and 15,455,086 shares as of December 31, 2008 and 2007, respectively	(2,979,569)	(3,064,457)

Total shareholders’ equity	1,373,789	1,129,375

Total liabilities and shareholders’ equity	$2,103,236	$2,194,416

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Homebuilding:
Revenues	$3,638,702	$5,048,187	$6,036,236
Other income	16,386	21,118	13,609
Cost of sales	(3,181,010)	(4,227,059)	(4,701,265)
Selling, general and administrative	(308,739)	(343,520)	(432,319)

Operating income	165,339	498,726	916,261
Interest expense	(12,902)	(13,150)	(18,423)
Goodwill and intangible asset impairment	(11,686)	—	—

Homebuilding income	140,751	485,576	897,838

Mortgage Banking:
Mortgage banking fees	54,337	81,155	97,888
Interest income	3,955	4,900	7,704
Other income	745	1,060	1,334
General and administrative	(31,579)	(32,505)	(38,988)
Interest expense	(754)	(681)	(2,805)

Mortgage banking income	26,704	53,929	65,133

Income before taxes	167,455	539,505	962,971
Income tax expense	(66,563)	(205,550)	(375,559)

Net income	$100,892	$333,955	$587,412

Basic earnings per share	$18.76	$61.61	$104.08

Diluted earnings per share	$17.04	$54.14	$88.05

Basic weighted average shares outstanding	5,379	5,420	5,644

Diluted weighted average shares outstanding	5,920	6,168	6,672

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2005	$206	$473,886	$2,608,628	$(2,405,558)	$(76,303)	$76,303	$677,162

Net income	—	—	587,412	—	—	—	587,412
Deferred compensation activity	—	—	—	—	441	(441)	—
Purchase of common stock for treasury	—	—	—	(287,064)	(4,629)	4,629	(287,064)
Stock-based compensation	—	58,134	—	—	—	—	58,134
Tax benefit from stock options exercised and deferred compensation distributions	—	95,979	—	—	—	—	95,979
Stock option activity	—	20,451	—	—	—	—	20,451
Treasury stock issued upon option exercise	—	(63,012)	—	63,012	—	—	—

Balance, December 31, 2006	206	585,438	3,196,040	(2,629,610)	(80,491)	80,491	1,152,074

Net income	—	—	333,955	—	—	—	333,955
Deferred compensation activity	—	—	—	—	5,024	(5,024)	—
Purchase of common stock for treasury	—	—	—	(507,472)	(169)	169	(507,472)
Stock-based compensation	—	14,189	—	—	—	—	14,189
Tax benefit from stock options exercised and deferred compensation distributions	—	69,046	—	—	—	—	69,046
Stock option activity	—	67,583	—	—	—	—	67,583
Treasury stock issued upon option exercise	—	(72,625)	—	72,625	—	—	—

Balance, December 31, 2007	206	663,631	3,529,995	(3,064,457)	(75,636)	75,636	1,129,375

Net income	—	—	100,892	—	—	—	100,892
Deferred compensation activity	—	—	—	—	786	(786)	—
Purchase of common stock for treasury	—	—	—	—	(128)	128	—
Stock-based compensation	—	41,204	—	—	—	—	41,204
Tax benefit from stock options exercised and deferred compensation distributions	—	50,240	—	—	—	—	50,240
Stock option activity	—	52,078	—	—	—	—	52,078
Treasury stock issued upon option exercise	—	(84,888)	—	84,888	—	—	—

Balance, December 31, 2008	$206	$722,265	$3,630,887	$(2,979,569)	$(74,978)	$74,978	$1,373,789

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$100,892	$333,955	$587,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,641	17,036	14,158
Excess income tax benefit from exercise of stock options	(50,240)	(69,046)	(95,979)
Stock option compensation expense	41,204	14,189	58,134
Contract land deposit impairments and write-offs	165,024	261,760	173,819
Gain on sales of loans	(38,921)	(60,128)	(72,700)
Loss on sale of fixed assets	472	1,383	8
Gain on extinguishment of debt	(251)	—	—
Impairment of goodwill and intangible assets	11,686	—	—
Deferred tax benefit	(12,048)	(43,343)	(74,539)
Mortgage loans closed	(2,046,575)	(2,392,395)	(2,595,158)
Proceeds from sales of mortgage loans	2,115,607	2,515,973	2,658,879
Principal payments on mortgage loans held for sale	4,321	7,393	22,079
Net change in assets and liabilities:
Decrease in inventories	288,284	44,762	60,359
Decrease (increase) in contract land deposits	29	(31,893)	(31,000)
(Increase) decrease in receivables	(1,016)	2,730	28,013
Decrease in accounts payable, accrued expenses and customer deposits	(157,111)	(39,351)	(59,028)
Other, net	27,363	(4,259)	8,506

Net cash provided by operating activities	462,361	558,766	682,963

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,899)	(10,545)	(23,431)
Proceeds from the sale of property, plant and equipment	1,401	1,230	833

Net cash used by investing activities	(5,498)	(9,315)	(22,598)

Cash flows from financing activities:
Purchase of treasury stock	—	(507,472)	(287,064)
Purchase of NVR common stock for deferred compensation plan	(128)	(169)	(4,629)
Net repayments under notes payable and credit lines	(39,214)	(70,349)	(106,509)
Repurchase of Senior Notes	(36,405)	—	—
Excess income tax benefit from exercise of stock options	50,240	69,046	95,979
Exercise of stock options	52,078	67,583	20,451

Net cash provided (used) by financing activities	26,571	(441,361)	(281,772)

Net increase in cash and cash equivalents	483,434	108,090	378,593
Cash and cash equivalents, beginning of year	664,209	556,119	177,526

Cash and cash equivalents, end of year	$1,147,643	$664,209	$556,119

Supplemental disclosures of cash flow information:
Interest paid during the year	$12,656	$12,744	$21,000

Income taxes paid during the year, net of refunds	$65,128	$157,081	$430,773

Supplemental disclosures of non-cash activities:
Change in net assets not owned, consolidated per FIN 46R	$(10,346)	$(15,777)	$(28,408)

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
Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding segment had restricted cash of $4,539 and $6,192 at December 31, 2008 and 2007, respectively, which relate to customer deposits for certain home sales and is recorded in Other Assets in the accompanying balance sheets.
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
     During the years ended December 31, 2008, 2007 and 2006, the Company incurred pre-tax charges of approximately $165,000, $261,800 and $173,800, respectively, related to the impairment of contract land deposits. These impairment charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $147,900 and $133,700 impairment valuation allowance at December 31, 2008 and 2007, respectively.

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
Intangible Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires goodwill, indefinite life intangibles, and reorganization value in excess of amounts allocable to identifiable assets (“excess reorganization value”), which are no longer subject to amortization, to be tested for impairment on an annual basis or more frequently if changes in events or circumstances indicate that an impairment may have occurred. We completed our annual assessment of impairment during the first quarter of 2008 and noted no impairment of the goodwill, indefinite life intangible asset or excess reorganization value at that time. However, due to the continued deterioration of the homebuilding market throughout 2008 and the significant impact on the homebuilding market of the credit crisis in the fourth quarter of 2008, the Company reassessed goodwill and indefinite life intangible assets for impairment in the fourth quarter of 2008. The assessment for goodwill and indefinite life intangible assets is based on the comparison of the net asset value to the fair value of the business unit to which goodwill and/or indefinite life intangible assets have been allocated. The fair value of the business unit is determined based on estimates made by management as to the discounted future cash flows of the respective business unit. As a result of the assessment, the Company determined that both the goodwill and indefinite life intangible assets related to our Rymarc Homes and Fox Ridge Homes acquisitions were fully impaired. These balances, totaling $11,686, were written off in their entirety as of December 31, 2008.
Mortgage Loans Held for Sale, Derivatives and Hedging Activities
     NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. NVR sells all of the loans it originates into the secondary market typically within 30 days from origination. All of the loans that the Company originates are underwritten to the standards and specifications of the ultimate investor. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Mortgage loans held for sale are closed at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and thereafter are carried at the lower of cost or fair value until sale.
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2008, there were contractual commitments to extend credit to borrowers aggregating approximately $109,000, and open forward delivery sale contracts aggregating approximately $159,000. Please refer to Note 11 in the consolidated financial statements for a description of our fair value accounting calculation under SFAS No. 133, SFAS No. 157, “Fair Value Measurements”, and Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”.
Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Weighted average number of shares outstanding used to calculate basic EPS	5,379,409	5,420,159	5,644,068

Dilutive securities:
Stock options	540,876	747,636	1,027,503

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	5,920,285	6,167,795	6,671,571

     Options issued under equity benefit plans to purchase 316,747; 57,277 and 149,978 shares of common stock were outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 402,372 and 437,878 performance-based options were outstanding during the years ended December 31, 2007 and 2006, respectively, and pursuant to the requirements of SFAS No. 128, “Earnings Per Share” were excluded from the computation of diluted earnings per share because the performance target had not been achieved. As of December 31, 2008 the performance target was not met and all 348,490 performance-based options outstanding expired unexercisable.

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
Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2008 and 2007 was $161,937 and $201,520, respectively. The estimated fair value is based on a quoted market price. The carrying value was $163,320 and $200,000 at December 31, 2008 and 2007.
Stock-Based Compensation
     On January 1, 2006 (the “Effective Date”), the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation” (see Note 9 for further discussion of stock-based compensation plans). Prior to fiscal year 2006 and the adoption of SFAS 123R, NVR followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.

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
Comprehensive Income
     For the years ended December 31, 2008, 2007 and 2006, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.
Recent Accounting Pronouncements
     On November 29, 2006, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums”. EITF No. 06-8 states that the adequacy of the buyer’s continuing investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that want to recognize profit during the construction period under the percentage-of-completion method. EITF No. 06-8 became effective for the Company beginning on January 1, 2008. The adoption of EITF No. 06-8 did not have a material impact on the Company’s financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) expands on the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for any acquisitions made on or after January 1, 2009.
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
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP 140-4 and 46(R)-8), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities", which increases disclosure requirements for public companies and became effective for the Company for the period ending December 31, 2008. The Company conformed its disclosures to the requirements of FSP 140-4 and 46(R)-8.
2. Segment Information, Nature of Operations, and Certain Concentrations
     NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four tradenames: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 45% of its 2008 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.
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
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), stock option compensation expense, goodwill and intangible asset impairment charges, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, land acquisition, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense and goodwill and intangible asset impairment charges are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Following are tables presenting revenues, interest income, interest expense, depreciation and amortization, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Homebuilding Mid Atlantic	$2,161,764	$3,099,053	$3,825,960
Homebuilding North East	347,142	433,631	657,338
Homebuilding Mid East	659,649	860,139	965,626
Homebuilding South East	470,147	655,364	587,312
Mortgage Banking	54,337	81,155	97,888

Total Consolidated Revenues	$3,693,039	$5,129,342	$6,134,124

	Year Ended December 31,
	2008	2007	2006
Profit:
Homebuilding Mid Atlantic	$108,561	$296,049	$687,904
Homebuilding North East	14,761	12,618	64,246
Homebuilding Mid East	42,296	80,969	69,911
Homebuilding South East	9,286	89,785	79,948
Mortgage Banking	29,227	54,576	68,753

Total Segment Profit	204,131	533,997	970,762

Contract land deposit impairments (1)	(41,134)	(79,002)	(27,717)
Stock compensation expense (2)	(41,204)	(14,189)	(58,134)
Corporate capital allocation (3)	108,509	152,363	184,908
Unallocated corporate overhead (4)	(63,181)	(69,975)	(86,363)
Consolidation adjustments and other (5)	24,437	28,842	(3,340)
Impairment of goodwill and intangible assets (6)	(11,686)	—	—
Corporate interest expense	(12,417)	(12,531)	(17,145)

Reconciling items sub-total	(36,676)	5,508	(7,791)

Consolidated Income before Taxes	$167,455	$539,505	$962,971

(1)	This item represents contract land deposit impairment charges that have not yet been charged to reportable segments.

(2)	The change in 2007 compared to 2006 and 2008 is primarily due to the reversal of stock-based compensation costs of approximately $31,500 in 2007 related to certain stock options subject to a performance metric. During 2007, the Company determined that it did not expect to meet the performance metric and accordingly reversed all performance-based option expense recorded through that period (refer to Note 9 for further information).

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decrease in the corporate capital allocation charge from 2006 to 2007, and 2007 to 2008 is due to decreases in segment asset balances in each of the respective years, due to a decline in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2008	2007	2006
Homebuilding Mid Atlantic	$73,042	$106,032	$131,823
Homebuilding North East	10,081	14,669	19,533
Homebuilding Mid East	12,902	17,381	21,235
Homebuilding South East	12,484	14,281	12,317

Total	$108,509	$152,363	$184,908

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(4)	The decreases in unallocated corporate overhead year over year are primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The favorable variance from 2006 to 2007 is primarily due to increased interest income due to a higher average cash balances and decreased operating activity.

(6)	The 2008 impairment charge relates to the goodwill and indefinite life intangible assets related to the Company’s acquisitions of Rymarc Homes and Fox Ridge Homes. See Note 1 for further discussion.

	Year Ended December 31,
	2008	2007	2006
Assets:
Homebuilding Mid Atlantic	$403,391	$698,955	$873,260
Homebuilding North East	53,732	95,026	117,192
Homebuilding Mid East	72,249	117,722	137,113
Homebuilding South East	53,889	106,626	115,937
Mortgage Banking	83,432	119,183	188,891

Total Segment Assets	666,693	1,137,512	1,432,393

Assets not owned, consolidated per FIN 46R	114,930	180,206	276,419
Cash	1,146,426	660,709	551,738
Deferred taxes	223,393	211,808	169,901
Intangible assets (7)	48,927	60,709	60,863
Land reserve	(155,858)	(133,664)	(59,636)
Consolidation adjustments and other (8)	58,725	77,136	42,130

Reconciling items sub-total	1,436,543	1,056,904	1,041,415

Consolidated Assets	$2,103,236	$2,194,416	$2,473,808

(7)	The decrease in intangible assets relates to the impairment charge discussed in (6) above.

(8)	The 2007 balance includes the bulk purchase of finished lots made during 2007, of which approximately $29,200 had not yet been allocated to the reportable segments. At December 31, 2008, all but approximately $5,700 of this purchase was allocated to the reportable segments.

	Year Ended December 31,
	2008	2007	2006
Interest Income
Mortgage Banking	$3,955	$4,900	$7,704

Total Segment Interest Income	3,955	4,900	7,704
Other unallocated interest income	10,909	14,855	2,639

Consolidated Interest Income	$14,864	$19,755	$10,343

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Interest Expense
Homebuilding Mid Atlantic	$73,441	$106,538	$132,394
Homebuilding North East	10,084	14,678	19,605
Homebuilding Mid East	12,976	17,475	21,863
Homebuilding South East	12,493	14,287	12,324
Mortgage Banking	754	681	2,805

Total Segment Interest Expense	109,748	153,659	188,991
Corporate capital allocation	(108,509)	(152,363)	(184,908)
Senior note and other interest	12,417	12,535	17,145

Consolidated Interest Expense	$13,656	$13,831	$21,228

	Year Ended December 31,
	2008	2007	2006
Depreciation and Amortization:
Homebuilding Mid Atlantic	$6,969	$9,260	$7,410
Homebuilding North East	974	1,582	1,300
Homebuilding Mid East	1,626	2,186	2,192
Homebuilding South East	1,715	1,457	1,027
Mortgage Banking	395	368	436

Total Segment Depreciation and Amortization	11,679	14,853	12,365
Unallocated corporate	1,962	2,183	1,793

Consolidated Depreciation and Amortization	$13,641	$17,036	$14,158

	Year Ended December 31,
	2008	2007	2006
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$3,142	$5,739	$13,355
Homebuilding North East	508	799	2,545
Homebuilding Mid East	1,372	1,637	3,483
Homebuilding South East	1,369	2,043	2,311
Mortgage Banking	305	96	612

Total Segment Expenditures for Property and Equipment	6,696	10,314	22,306
Unallocated corporate	203	231	1,125

Consolidated Expenditures for Property and Equipment	$6,899	$10,545	$23,431

3. Consolidation of Variable Interest Entities
     Revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities", requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates the provisions of FIN 46R as it relates to NVR’s finished lot acquisition strategy.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     NVR does not develop land. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2008, the Company controlled approximately 45,000 lots with deposits in cash and letters of credit totaling approximately $178,000 and $5,000, respectively. Included in the number of controlled lots are approximately 17,000 lots for which the Company has recorded a contract land deposit impairment reserve of approximately $147,900 as of December 31, 2008. As of December 31, 2007, the Company controlled approximately 67,600 lots with deposits in cash and letters of credit totaling approximately $329,000 and $9,000, respectively. As of December 31, 2007, the Company had recorded a contract land deposit impairment reserve of approximately $133,700 for approximately 17,100 of these lots.
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
     At December 31, 2008, NVR had an aggregate investment in nine separate LLC’s totaling approximately $8,000, which controlled approximately 370 lots. This investment was fully offset by a valuation reserve as of December 31, 2008. At December 31, 2007, NVR had an aggregate investment in twelve separate LLC’s totaling approximately $13,200, which controlled approximately 700 lots. NVR recognizes its share of the earnings of the LLC’s as a reduction of the cost basis of the lots at the time that the lot and related home is settled with an external customer. During the years ended December 31, 2008, 2007 and 2006, NVR adjusted cost of sales by $735, $654, and $280, respectively, which represented NVR’s share of the earnings of the LLC’s.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-five of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2008, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at December 31, 2008 was the inclusion on the balance sheet of $114,930 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $109,439 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were estimated assets of approximately $42,000 and estimated liabilities of approximately $38,000 for eleven development entities created after December 31, 2003 that did not provide financial statements.
     At December 31, 2007, under FIN 46R, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of thirty-one of those development entities with which the agreements and arrangements were held. As a result, at December 31, 2007, NVR had consolidated such development entities in the accompanying consolidated balance sheet. The effect of the consolidation under FIN 46R at December 31, 2007 was the inclusion on the balance sheet of $180,206 as Assets not owned, consolidated per FIN 46R with a corresponding inclusion of $164,369 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were estimated assets of approximately $51,000 and estimated liabilities of approximately $46,000 for eleven development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2008:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$1,146,426	$—	$—	$1,146,426
Receivables	11,594	—	—	11,594
Homebuilding inventory	400,570	—	—	400,570
Property, plant and equipment, net	25,658	—	—	25,658
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	29,872	—	(799)	29,073
Other assets	247,318	—	(4,692)	242,626

	1,903,018	—	(5,491)	1,897,527

Mortgage banking assets:	90,779	—	—	90,779

FIN 46R Entities:
Land under development	—	114,178	—	114,178
Other assets	—	752	—	752

	—	114,930	—	114,930

Total assets	1,993,797	114,930	(5,491)	2,103,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	332,154	—	—	332,154
Customer deposits	59,623	—	—	59,623
Other term debt	2,530	—	—	2,530
Senior notes	163,320	—	—	163,320

	557,627	—	—	557,627

Mortgage banking liabilities:	62,381	—	—	62,381

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	15,665	—	15,665
Debt	—	41,826	—	41,826
Contract land deposits	—	13,436	(13,436)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—
Minority interest	—	—	51,948	51,948

	—	75,428	34,011	109,439

Equity	1,373,789	39,502	(39,502)	1,373,789

Total liabilities and shareholders’ equity	$1,993,797	$114,930	$(5,491)	$2,103,236

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2007:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$660,709	$—	$—	$660,709
Receivables	10,855	—	—	10,855
Homebuilding inventory	688,854	—	—	688,854
Property, plant and equipment, net	32,911	—	—	32,911
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Goodwill and intangibles, net	11,782	—	—	11,782
Contract land deposits, net	194,925	—	(6,397)	188,528
Other assets	261,901	—	(9,440)	252,461

	1,903,517	—	(15,837)	1,887,680

Mortgage banking assets:	126,530	—	—	126,530

FIN 46R Entities:
Land under development	—	176,909	—	176,909
Other assets	—	3,297	—	3,297

	—	180,206	—	180,206

Total assets	2,030,047	180,206	(15,837)	2,194,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	470,523	—	—	470,523
Customer deposits	125,315	—	—	125,315
Other term debt	2,820	—	—	2,820
Senior notes	200,000	—	—	200,000

	798,658	—	—	798,658

Mortgage banking liabilities:	102,014	—	—	102,014

FIN 46R Entities:
Accounts payable, accrued expenses and other liabilities	—	26,703	—	26,703
Debt	—	61,612	—	61,612
Contract land deposits	—	20,904	(20,904)	—
Advances from NVR, Inc.	—	7,949	(7,949)	—
Minority interest	—	—	76,054	76,054

	—	117,168	47,201	164,369

Equity	1,129,375	63,038	(63,038)	1,129,375

Total liabilities and shareholders’ equity	$2,030,047	$180,206	$(15,837)	$2,194,416

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Under FIN 46R, an enterprise with an interest in a variable interest entity or potential variable interest entity created before December 31, 2003, is not required to apply FIN 46R to that entity if the enterprise, after making an “exhaustive effort”, is unable to obtain the information necessary to perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. At December 31, 2008, NVR has been unable to obtain the information necessary to perform the accounting required to consolidate five separate development entities created before December 31, 2003 for which NVR determined it was the primary beneficiary. NVR has made, or has committed to make, aggregate deposits, totaling approximately $7,800 to these five separate development entities, with a total aggregate purchase price for the finished lots of approximately $65,000. The aggregate deposit made or committed to being made is NVR’s maximum exposure to loss. As noted above, because NVR does not have any contractual or ownership interests in the development entities with which it contracts to buy finished lots (other than the limited use of the LLC’s as discussed above), NVR does not have the ability to compel these development entities to provide financial or other data. Because NVR has no ownership rights in any of these five development entities, the consolidation of such entities has no impact on NVR’s net income or earnings per share for the years ended December 31, 2008, 2007 and 2006. Aggregate activity with respect to the five development entities is included in the following table:

	December 31,
	2008	2007	2006
Finished lots purchased — dollars	$12,159	$9,074	$13,771
Finished lots purchased — units	41	38	82
4. Related Party Transactions
     During 2008, 2007, and 2006, NVR purchased, at market prices, developed lots from Elm Street Development, a company that is controlled by a member of the NVR Board of Directors (the “Board”). These transactions were approved by a majority of the independent members of the Board. Purchases from Elm Street Development totaled approximately $38,000, $37,000, and $50,000 during 2008, 2007 and 2006, respectively. During 2008, NVR terminated one fixed price purchase agreement entered into with Elm Street Development prior to 2008 and forfeited $230 in lot deposits as liquidated damages, and NVR forfeited an additional $1,771 of deposits to restructure four lot purchase agreements to obtain reduced purchase prices for finished lots under the agreements. These deposit forfeitures are included in the total contract land deposit write-offs discussed previously in Note 1. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2008 over the next three years for an aggregate purchase price of approximately $38,000.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
5. Property, Plant and Equipment, net

	December 31,
	2008	2007
Homebuilding:
Office facilities and other	$13,908	$14,636
Model home furniture and fixtures	24,003	30,394
Manufacturing facilities	27,957	26,592
Property under capital leases	3,976	4,005

	69,844	75,627
Less: accumulated depreciation	(44,186)	(42,716)

	$25,658	$32,911

Mortgage Banking:
Office facilities and other	$3,817	$3,771
Less: accumulated depreciation	(3,058)	(2,890)

	$759	$881

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6.
6. Debt

	December 31,
	2008	2007
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$2,530	$2,820

Senior notes (c)	$163,320	$200,000

Mortgage Banking:
Master repurchase agreement (d)	$44,539	$—

Mortgage warehouse revolving credit (e)	$—	$83,463

(a) The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”). The Facility provides for borrowings of up to $600,000, subject to certain borrowing base limitations. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,421 and $17,199 were outstanding at December 31, 2008 and 2007, respectively. The Facility expires in December 2010, and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus Applicable Margin as defined within the Facility. There were no borrowings under the Facility during 2008 and 2007. At December 31, 2008, there were no borrowing base limitations reducing the amount available to the Company for borrowings.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and land purchases. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which the Company would be able to pay in dividends each year. The Company is also subject to borrowing base restrictions if the Company’s senior debt rating falls below investment grade. At December 31, 2008 NVR was in compliance with all covenants under the Facility and maintained an investment grade rating on its senior debt.
(b) The capital lease obligations have fixed interest rates ranging from 5.1% to 13.0% and are collateralized by land, buildings and equipment with a net book value of approximately $1,052 and $1,248 at December 31, 2008 and 2007, respectively.
     The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2008:

Year ending December 31,
2009	$462
2010	644
2011	645
2012	644
2013	644
Thereafter	725

3,764
Amount representing interest	(1,234)

$2,530

     (c) On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under NVR’s existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. The Company may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. The indenture governing the Notes contains certain covenants which, among other items, restricts the Company’s ability to (i) create, incur, assume or guarantee any secured debt, (ii) enter into sale and leaseback transactions, and (iii) merge with or into other companies or sell all or substantially all of the Company’s assets. At December 31, 2008 NVR was in compliance with all covenants under the Notes. On December 22, 2008 NVR repurchased $36,680 of the Notes on the open market at 99.25% of par, resulting in a pre-tax gain of approximately $251.
     On September 8, 2008, the Company filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. This discussion of the 2008 Shelf Registration does not constitute an offer of any securities for sale.
     (d) On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM and is accounted for as a secured borrowing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement expires on August 4, 2009.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Pricing Rate, as defined in the Repurchase Agreement, is either: (i) LIBOR plus 1.55%, or (ii) LIBOR margin plus 0.20%, depending on whether NVRM provides compensating balances. The weighted-average Pricing Rate for amounts outstanding under the Repurchase Agreement was 2.9% during 2008. The average Pricing Rate for amounts outstanding at December 31, 2008 was 1.9%.
     At December 31, 2008, there was $44,539 outstanding under the Repurchase Agreement and the aggregate outstanding purchase price limitation reduced the amount available to NVRM to approximately $67,000. There are also several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
     The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving distributions, acquisitions, mergers, incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a minimum tangible net worth requirement of $14,000, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2008.
     (e) The mortgage warehouse facility (“Mortgage Warehouse Revolving Credit”) of NVR Mortgage Finance, Inc. (“NVRM”) had a borrowing limit of $125,000 at December 31, 2007. The interest rate under the Mortgage Warehouse Revolving Credit agreement was either: (i) LIBOR plus 1.0%, or (ii) 1.125% depending on whether NVRM provided compensating balances. The weighted-average interest rate for amounts outstanding under the Mortgage Warehouse Revolving Credit facility was 4.5% during 2007. As noted above, the August 5, 2008 Repurchase Agreement replaced the Mortgage Warehouse Revolving Credit line, which expired in August 2008.
* * * * *
     Maturities with respect to the Company’s debt as of December 31, 2008 are as follows:

Year ending December 31,
2009	$44,666
2010	163,673
2011	402
2012	456
2013	520
Thereafter	672

Total	$210,389

     The $44,666 maturing in 2009 includes $44,539 of borrowings under the Repurchase Agreement. The $163,673 maturing during 2010 includes $163,320 of Senior Notes maturing in June 2010.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
7. Common Stock
     There were 5,532,852 and 5,137,554 common shares outstanding at December 31, 2008 and 2007, respectively. As of December 31, 2008, NVR had reacquired a total of approximately 20,756,000 shares of NVR common stock at an aggregate cost of approximately $3,420,000 since December 31, 1993. The Company did not repurchase any shares during 2008. The Company repurchased 784,788 and 481,141 shares at an aggregate purchase price of approximately $507,472, and $287,064 during 2007 and 2006, respectively.
     Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 5,728,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 426,751; 404,815 and 370,510 such shares during 2008, 2007 and 2006, respectively.
8. Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Current:
Federal	$63,614	$189,907	$373,866
State	9,785	36,231	74,691
Deferred:
Federal	(5,702)	(17,356)	(61,294)
State	(1,134)	(3,232)	(11,704)

	$66,563	$205,550	$375,559

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$50,240	$69,046	$95,979

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2008	2007
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$130,338	$126,385
Deferred compensation	30,334	30,405
Stock option expense	32,809	20,873
Uniform capitalization	4,171	8,240
Unrecognized tax benefit	26,754	25,897
Other	8,366	7,497

Total deferred tax assets	232,772	219,297
Less: deferred tax liabilities	4,810	3,399

Net deferred tax position	$227,962	$215,898

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes, stock option expense and deferred compensation, which are not currently deductible for tax return purposes.
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income was approximately $61,462 and $378,984 for the years ended December 31, 2008 and 2007, respectively.
     A reconciliation of income tax expense in the accompanying Consolidated Statements of Income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Income taxes computed at the Federal statutory rate	$58,609	$188,827	$337,040
State income taxes, net of Federal income tax benefit	6,004	23,086	43,491
Other, net	1,950	(6,363)	(4,972)

	$66,563	$205,550	$375,559

     The Company’s effective tax rate in 2008, 2007 and 2006 was 39.75%, 38.1% and 39.0%, respectively. The higher effective tax rate in 2008 is primarily due to the reduction in tax exempt interest income and lower pre-tax income in 2008 as compared to 2007. In February 2009, Dwight C. Schar relinquished his Executive Officer role with the Company. As a result, a tax benefit will be generated in 2009 related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that was previously considered to be a permanent non-deductible tax difference. This conversion is expected to result in a decrease in the 2009 effective tax rate.
     The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2005.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize an increase or decrease in the liability for unrecognized tax benefits, and therefore, no adjustment was made to its retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Balance at beginning of year	$55,662	$52,077
Additions for tax positions for prior years	—	581
Additions based on tax positions related to the current year	3,469	6,631
Reductions for tax positions of prior years	(3,940)	(3,223)
Settlements	(1,852)	(404)

Balance at end of year	$53,339	$55,662

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (on a net basis) is $34,873.
     The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. For the years ended December 31, 2008, 2007 and 2006 the Company accrued interest on unrecognized tax benefits in the amounts of $5,150, $4,452 and $4,540, respectively. For the years ended December 31, 2008 and 2007, the Company had a total of $21,217 and $16,969, respectively, of accrued interest on unrecognized tax benefits in its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
     The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $6,790 due to statute expiration in various state jurisdictions. The Company is currently not under audit by any federal or state taxing authorities.
9. Stock Option, Profit Sharing and Deferred Compensation Plans
Stock Option Plans
     NVR’s stock option plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) to certain key employees and Board members of the Company. The exercise price of Options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and vest in separate tranches over periods of 2 to 9 years, depending upon the plan from which the shares were granted. For Options granted prior to May 2005 and after November 2007, vesting is predicated solely on continued employment over a long-term vesting schedule (“service-only” Options). For Options granted between May 2005 and October 2007 under all plans, option vesting was contingent first on the Company achieving an aggregate four-year diluted earnings per share target (see discussion of the EPS Target below), and if that target was met, then on continued employment over a period subsequent to the conclusion of the performance period (“performance condition” Options). As of December 31, 2008 the EPS Target was not met and all 348,490 performance condition Options outstanding expired unexercisable. At December 31, 2008, there is an aggregate of 1,417,024 options outstanding, and an additional 177,295 options available to grant, under existing stock option plans.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The following is a summary description of each of the Company’s stock option plans for any plan with options outstanding at December 31, 2008:
•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 Options authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2000, or later depending on the date of grant.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted. Options granted under the 1998 Option Plan prior to 2003 vest annually in one-third increments beginning on December 31, 2003, or later depending on the date of grant, with vesting contingent upon continued employment. Options granted after 2002 generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and generally vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002, December 31, 2006, or later as determined by the date of grant.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There are 2,000,000 Options authorized under the 2000 Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan will expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant.

•	During 2005, the Company’s shareholders approved the Board of Directors’ adoption of the 2005 Stock Option Plan (the “2005 Plan”). There are 500,000 Options authorized under the 2005 Plan. All Options under the Plan were granted at the fair market value underlying the Shares at the date of grant and were subject to two vesting conditions. The first vesting condition required that the Company satisfy a performance target based on growth in earnings per share (“EPS Target”) as of December 31, 2008. The EPS Target was set at a level that reflected a growth rate in diluted earnings per share of ten percent per year for four years, based on NVR’s 2004 diluted earnings per share of $66.42. The aggregate EPS Target was $339.00 per share, the measurement of which was based on the sum of the actual diluted earnings per share results for the four annual periods ending December 31, 2005 through 2008. As of December 31, 2008 the EPS Target was not met and all Options in this plan expired unexercisable. As a result of failing to meet the EPS Target, the plan was terminated effective December 31, 2008 and no future Options can be issued from this plan.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     During 2007 the Company determined that it was improbable that it would achieve the EPS Target related to 410,557 outstanding stock options at December 31, 2007. As a result, the Company reversed approximately $31,500 of pre-tax stock-based compensation costs recognized prior to the 2007 third quarter. The reversal of the stock-based compensation is included in the accompanying consolidated income statement for 2007 as follows: $28,450 is included in homebuilding selling, general and administrative expenses, $900 is included in homebuilding cost of sales, and $2,150 is included in mortgage banking general and administrative costs. As noted above, the EPS Target was not met as of December 31, 2008, and all outstanding performance conditioned Options expired unexercisable.
     During 2008, the Company issued non-qualified stock options to purchase 274,435 shares of its common stock (“Management Options”) under the 2000 Plan. The exercise price of each Management Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. The majority of these Management Options will vest fully on December 31, 2010, subject to the grantee’s continued employment. The Company also issued non-qualified stock options to purchase 15,949 shares of its common stock (“Director Options”) under the 1998 Directors’ Plan during the year ended December 31, 2008. The exercise price of each Director Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Director Option was granted for a term of ten (10) years from the date of grant. These Director Options will vest in three equal annual installments beginning December 31, 2010, subject to the director’s continued Board service.
     The following table provides additional information relative to NVR’s stock option plans for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	2,050,453	$325.13
Granted	290,384	515.14
Exercised	(426,751)	166.32
Cancelled	(348,490)	729.78
Forfeited or expired	(148,572)	477.40

Outstanding at end of period	1,417,024	$296.41	4.0	$226,497

Exercisable at end of period	708,966	$231.50	2.7	$159,340

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     To estimate expected volatility, NVR analyzed the historic volatility of its common stock. The fair value of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	2008	2007	2006
Estimated option life	3.95 years	8.87 years	8.72 years
Risk free interest rate (range)	1.00% - 4.19%	4.41% - 5.09%	4.46% - 5.24%
Expected volatility (range)	31.57% - 38.75%	36.17% - 38.87%	32.01% - 34.00%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$156.85	$351.10	$331.73
     Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known.
     As of December 31, 2008, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $70,500, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.5 years.
     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2008, 2007 and 2006, options to purchase shares of the Company’s common stock of 426,751; 404,815 and 370,510 were exercised. Information with respect to the exercised options is as follows:

	2008	2007	2006
Aggregate exercise proceeds	$70,978	$67,583	$20,451
Aggregate intrinsic value on exercise dates	$175,190	$218,255	$241,693
     The Company has elected the alternative transition method pursuant to FASB Staff Position SFAS 123R-3 to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.
Profit Sharing Plans
     NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2008, 2007 and 2006 was $6,856, $8,799 and $13,535, respectively. The ESOP purchased approximately 17,700 and 15,700 shares of NVR common stock in the open market for the 2008 and 2007 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2008, all shares held by the ESOP had been allocated to participants’ accounts. The 2008 plan year contribution was funded and fully allocated to participants in February 2009.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Deferred Compensation Plans
     The Company has two deferred compensation plans (“Deferred Comp Plans”). The specific purpose of the Deferred Comp Plans is to i) establish a vehicle whereby named executive officers may defer the receipt of salary and bonus that otherwise would be nondeductible for Company tax purposes into a period where the Company would realize a tax deduction for the amounts paid, and ii) to enable certain of our employees who are subject to the Company’s stock holding requirements to acquire shares of our common stock on a pre-tax basis in order to more quickly meet, and maintain compliance with those stock holding requirements. Amounts deferred into the Deferred Comp Plans are invested in NVR common stock, held in a rabbi trust account, and are paid out in a fixed number of shares upon expiration of the deferral period.
     The rabbi trust account held 514,470 and 516,085 shares of NVR common stock as of December 31, 2008 and 2007, respectively. During 2008, 1,866 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were 251 shares of NVR common stock contributed to the rabbi trust in 2008. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2008, 2007 and 2006.
10. Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2008 are as follows:

Year ended December 31,
2009	$23,036
2010	15,861
2011	11,393
2012	8,218
2013	6,326
Thereafter	5,401

70,235
Sublease income	(946)

$69,289

     Total rent expense incurred under operating leases was approximately $45,841, $51,091 and $49,506 for the years ended December 31, 2008, 2007 and 2006, respectively.
     NVR does not develop land. The Company purchases finished lots under fixed price purchase agreements, which require deposits, which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2008, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $18,000.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had $30,403 of contingent obligations under such agreements (including $13,421 for letters of credit as described in Note 6(a) herein) as of December 31, 2008. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
     The following table reflects the changes in the Company’s warranty reserve for the following (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Warranty reserve, beginning of year	$70,284	$70,175	$60,112
Provision	40,468	47,041	57,222
Payments	(42,668)	(46,932)	(47,159)

Warranty reserve, end of year	$68,084	$70,284	$70,175

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
     The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying Consolidated Balance Sheets.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
11. Fair Value of Derivative Instruments
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives pursuant to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and, accordingly, are marked to fair value through earnings. Fair value is determined pursuant to SFAS No. 157, “Fair Value Measurements”, and Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”, both of which the Company adopted on a prospective basis as of January 1, 2008. Fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying statements of income.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 114 basis points of the loan amount as of December 31, 2008, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 18% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are closed at fair value in accordance with SFAS No. 133, and thereafter are carried at the lower of cost or fair value until sale.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     The effect of fair value measurements on earnings for the year ended December 31, 2008 is as follows:

		Assumed	Interest
	Notional or	Gain (Loss)	Rate	Servicing	Security	Total Fair
	Principal	From Loan	Movement	Rights	Price	Value
	Amount	Sale	Effect	Value	Change	Adjustment
Rate lock commitments	$109,195	$(725)	$954	$1,050	$—	$1,279
Forward sales contracts	255,689	—	—	—	(1,743)	(1,743)
Mortgages held for sale	70,577	(472)	1,067	775	—	1,370

Total		$(1,197)	$2,021	$1,825	$(1,743)	$906

     The resulting $906 unrealized gain for the year ended December 31, 2008 from the fair value measurement was primarily attributable to the inclusion of the value of the servicing rights in the measurement as required by SAB No. 109. The fair value measurement will be impacted in the future by the change in volume and product mix of the Company’s locked loan commitments.
     Prior to the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The Company recognized a net SFAS No. 133 unrealized loss of $271 (pre-tax) for the year ended December 31, 2007.
12. Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$899,535	$928,265	$941,033	$869,869
Gross profit — homebuilding operations	$23,756	$122,334	$168,664	$142,938
Mortgage banking fees	$10,639	$10,946	$14,690	$18,062
Net (loss) income	$(30,457)	$36,551	$51,332	$43,466
Diluted (loss) earnings per share	$(5.54)	$6.12	$8.64	$7.42
Contracts for sale, net of cancellations (units)	1,357	2,002	2,670	2,731
Settlements (units)	2,776	2,750	2,750	2,465
Backlog, end of period (units)	3,164	4,583	5,331	5,411
Loans closed	$623,623	$610,313	$593,867	$523,538

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31, 2007
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$1,405,466	$1,270,471	$1,297,140	$1,075,110
Gross profit — homebuilding operations	$181,153	$183,072	$235,203	$221,700
Mortgage banking fees	$21,931	$21,617	$19,528	$18,079
Net income	$67,274	$91,113	$90,747	$84,821
Diluted earnings per share	$11.72	$15.26	$14.14	$12.96
Contracts for sale, net of cancellations (units)	1,948	2,660	3,745	3,917
Settlements (units)	3,874	3,476	3,463	2,700
Backlog, end of period (units)	5,145	7,071	7,887	7,605
Loans closed	$867,106	$793,749	$849,430	$715,039