Form 10-Q
period 2009-03-31
NVR INC
filed 2009-05-11
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2009 there were 5,785,304 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$541,490	$1,146,426
Marketable securities	708,362	—
Receivables	9,251	11,594
Inventory:
Lots and housing units, covered under sales agreements with customers	321,257	335,238
Unsold lots and housing units	44,678	57,639
Manufacturing materials and other	4,594	7,693

	370,529	400,570

Assets not owned, consolidated per FIN 46R	69,305	114,930
Property, plant and equipment, net	23,545	25,658
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Contract land deposits, net	25,695	29,073
Other assets, net	223,431	242,626

	2,013,188	2,012,457

Mortgage Banking:
Cash and cash equivalents	1,279	1,217
Mortgage loans held for sale, net	100,543	72,488
Property and equipment, net	663	759
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	8,130	8,968

	117,962	90,779

Total assets	$2,131,150	$2,103,236

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$119,293	$137,285
Accrued expenses and other liabilities	158,359	194,869
Liabilities related to assets not owned, consolidated per FIN 46R	64,137	109,439
Customer deposits	58,264	59,623
Other term debt	2,478	2,530
Senior notes	163,320	163,320

	565,851	667,066

Mortgage Banking:
Accounts payable and other liabilities	14,947	17,842
Note payable	75,381	44,539

	90,328	62,381

Total liabilities	656,179	729,447

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 and 20,561,187 shares issued as of March 31, 2009 and December 31, 2008, respectively	206	206
Additional paid-in-capital	766,775	722,265
Deferred compensation trust - 270,335 and 514,470 shares of NVR, Inc. common stock as of March 31, 2009 and December 31, 2008, respectively	(44,307)	(74,978)
Deferred compensation liability	44,307	74,978
Retained earnings	3,648,875	3,630,887
Less treasury stock at cost - 14,833,217 and 15,028,335 shares at March 31, 2009 and December 31, 2008, respectively	(2,940,885)	(2,979,569)

Total shareholders’ equity	1,474,971	1,373,789

Total liabilities and shareholders’ equity	$2,131,150	$2,103,236

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Homebuilding:
Revenues	$548,329	$869,869
Other income	2,539	6,399
Cost of sales	(462,630)	(726,931)
Selling, general and administrative	(59,694)	(84,166)

Operating income	28,544	65,171
Interest expense	(2,774)	(3,239)

Homebuilding income	25,770	61,932

Mortgage Banking:
Mortgage banking fees	10,270	18,062
Interest income	584	810
Other income	89	159
General and administrative	(5,758)	(7,654)
Interest expense	(337)	(134)

Mortgage banking income	4,848	11,243

Income before taxes	30,618	73,175

Income tax expense	(12,630)	(29,709)

Net income	$17,988	$43,466

Basic earnings per share	$3.19	$8.32

Diluted earnings per share	$3.02	$7.42

Basic average shares outstanding	5,642	5,224

Diluted average shares outstanding	5,958	5,859

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net income	$17,988	$43,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,581	3,837
Stock option compensation expense	11,768	6,333
Excess income tax benefit from exercise of stock options	(39,953)	(18,183)
Contract land deposit impairments	(250)	6,592
Mortgage loans closed	(391,118)	(444,459)
Proceeds from sales of mortgage loans	369,618	474,197
Principal payments on mortgage loans held for sale	221	66
Gain on sale of loans	(7,564)	(14,371)
Net change in assets and liabilities:
Decrease in inventories	30,041	57,777
Decrease in receivables	3,183	3,143
Decrease in contract land deposits	3,688	8,229
Decrease in accounts payable, customer deposits and accrued expenses	(18,162)	(33,301)
Other, net	19,186	(18,285)

Net cash provided by operating activities	1,227	75,041

Cash flows from investing activities:

Purchase of marketable securities	(708,362)	—
Purchase of property, plant and equipment	(367)	(1,964)
Other, net	412	449

Net cash used in investing activities	(708,317)	(1,515)

Cash flows from financing activities:

Net borrowings (repayments) under notes payable and other term debt	30,790	(15,281)
Excess income tax benefit from exercise of stock options	39,953	18,183
Proceeds from exercise of stock options	31,473	27,021

Net cash provided by financing activities	102,216	29,923

Net (decrease) increase in cash and cash equivalents	(604,874)	103,449
Cash and cash equivalents, beginning of the period	1,147,643	664,209

Cash and cash equivalents, end of period	$542,769	$767,658

Supplemental disclosures of cash flow information:

Interest paid during the period	$711	$876

Income taxes paid, net of refunds	$(35,025)	$1,733

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(323)	$(3,791)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of March 31, 2009, the Company controlled approximately 44,000 lots with deposits in cash and letters of credit totaling approximately $171,000 and $5,000, respectively. See note 3 for further discussion.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLCs”). All LLCs are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. NVR is not a borrower, guarantor or obligor on any of the LLCs debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLCs.
     At March 31, 2009, NVR had an aggregate investment in nine separate LLCs totaling approximately $7,400, which controlled approximately 360 lots. This investment was fully offset by a valuation reserve as of March 31, 2009.
     Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests” under FIN 46R. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLCs, are examined under FIN 46R for possible consolidation by NVR. NVR has developed a methodology to determine whether it, or conversely, the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty of those development entities with which the agreements and arrangements are held. As a result, at March 31, 2009, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at March 31, 2009 was the inclusion on the balance sheet of $69,305 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $64,137 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $32,000 and liabilities of approximately $32,000 estimated for nine development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
The following is the consolidating schedule at March 31, 2009:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$541,490	$—	$—	$541,490
Marketable securities	708,362	—	—	708,362
Receivables	9,251	—	—	9,251
Homebuilding inventory	370,529	—	—	370,529
Property, plant and equipment, net	23,545	—	—	23,545
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	26,434	—	(739)	25,695
Other assets	227,860	—	(4,429)	223,431

	1,949,051	—	(5,168)	1,943,883

Mortgage banking assets:	117,962	—	—	117,962

FIN 46R Entities:
Land under development	—	68,627	—	68,627
Other assets	—	678	—	678

	—	69,305	—	69,305

Total assets	$2,067,013	$69,305	$(5,168)	$2,131,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$277,652	$—	$—	$277,652
Customer deposits	58,264	—	—	58,264
Other term debt	2,478	—	—	2,478
Senior notes	163,320	—	—	163,320

	501,714	—	—	501,714

Mortgage banking liabilities:	90,328	—	—	90,328

FIN 46R Entities:
Accounts payable, accrued expenses and other	—	11,932	4,300	16,232
Debt	—	47,905	—	47,905
Contract land deposits	—	4,967	(4,967)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—

	—	69,305	(5,168)	64,137

Equity	1,474,971	—	—	1,474,971

Total liabilities and shareholders’ equity	$2,067,013	$69,305	$(5,168)	$2,131,150

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
3. Contract Land Deposits
     The contract land deposit asset is shown net of a $144,100 and $147,900 impairment valuation allowance at March 31, 2009 and December 31, 2008, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic weighted average number of shares outstanding	5,642,000	5,224,000
Shares issuable upon exercise of dilutive options	316,000	635,000

Diluted average number of shares outstanding	5,958,000	5,859,000

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
     Options to purchase 429,156 and 316,642 shares of common stock were outstanding during the quarters ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 388,564 performance-based options were outstanding during the quarter ended March 31, 2008 and pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, were excluded from the computation of diluted earnings per share because the performance target had not been achieved. The performance target was not met at December 31, 2008 and all of the performance-based options outstanding at that time expired unexercisable.
5. Marketable Securities
     During the quarter ended March 31, 2009 the Company purchased marketable securities totaling $708,362. These securities are classified by the Company as held-to-maturity and mature within one year. The following security types are included in the marketable securities balance at March 31, 2009:

March 31, 2009
Marketable Securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$309,018
Corporate debt securities issued under the FDIC
Temporary Liquidity Guarantee Program	399,344

Total Marketable Securites	$708,362

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
6. Excess Reorganization Value
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value in conformity with the procedures specified by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, issued by the American Institute of Certified Public Accountants, the portion of the our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2009 and determined that there was no impairment of excess reorganization value.
7. Income Taxes
     As of January 1, 2009, the Company has approximately $53,339 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. As of January 1, 2009, the Company had a total of $5,150 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that generally it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2005.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2008	$206	$722,265	$3,630,887	$(2,979,569)	$(74,978)	$74,978	$1,373,789

Net income	—	—	17,988	—	—	—	17,988
Deferred compensation activity	—	—	—	—	30,671	(30,671)	—
Stock-based compensation	—	11,768	—	—	—	—	11,768
Stock option activity	—	31,473	—	—	—	—	31,473
Tax benefit from stock-based compensation activity	—	39,953	—	—	—	—	39,953
Treasury shares issued upon option exercise	—	(38,684)	—	38,684	—	—	—

Balance, March 31, 2009	$206	$766,775	$3,648,875	$(2,940,885)	$(44,307)	$44,307	$1,474,971

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 195,000 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2009.
9. Product Warranties
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Warranty reserve, beginning of period	$68,084	$70,284
Provision	3,039	9,791
Payments	(6,817)	(7,803)

Warranty reserve, end of period	$64,306	$72,272

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
     Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland, and Delaware
     Homebuilding North East - New Jersey and eastern Pennsylvania
     Homebuilding Mid East - Kentucky, New York, Ohio, and western Pennsylvania
     Homebuilding South East - North Carolina, South Carolina and Tennessee
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker, as defined in SFAS No. 131, to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2009	2008
Revenues:
Homebuilding Mid Atlantic	$341,756	$526,392
Homebuilding North East	53,375	85,968
Homebuilding Mid East	92,110	150,160
Homebuilding South East	61,088	107,349
Mortgage Banking	10,270	18,062

Consolidated revenues	$558,599	$887,931

	Three Months Ended March 31,
	2009	2008
Profit:
Homebuilding Mid Atlantic	$31,908	$42,007
Homebuilding North East	3,226	6,687
Homebuilding Mid East	5,189	10,847
Homebuilding South East	2,029	8,117
Mortgage Banking	5,550	11,660

Segment profit	47,902	79,318

Contract land deposit impairments (1)	1,553	(637)
Stock option expense (2)	(11,768)	(6,333)
Corporate capital allocation (3)	14,696	27,967
Unallocated corporate overhead (4)	(15,069)	(23,685)
Consolidation adjustments and other (5)	(4,026)	(340)
Corporate interest expense	(2,670)	(3,115)

Reconciling items sub-total	(17,284)	(6,143)

Consolidated income before taxes	$30,618	$73,175

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	March 31,
	2009	2008
Assets:
Homebuilding Mid Atlantic	$390,725	$651,238
Homebuilding North East	48,966	92,230
Homebuilding Mid East	72,719	111,070
Homebuilding South East	44,666	109,610
Mortgage Banking	110,615	106,368

Segment assets	667,691	1,070,516

Assets not owned, consolidated per Fin 46R	69,305	162,371
Cash	541,490	766,597
Marketable securities (6)	708,362	—
Deferred taxes	203,770	220,813
Intangible assets (7)	48,927	60,675
Land reserve	(153,929)	(134,301)
Consolidation adjustments and other (8)	45,534	62,905

Reconciling items sub-total	1,463,459	1,139,060

Consolidated assets	$2,131,150	$2,209,576

(1)	This item represents contract land deposit impairment charges that have not yet been charged to reportable segments. The positive variance is due to the allocation of previously reserved contract land deposits to the reportable segments in the first quarter of 2009. No additional reserves were incurred during the 2009 first quarter.

(2)	During the first quarter of 2008 the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2009	2008
Homebuilding Mid Atlantic	$9,575	$18,754
Homebuilding North East	1,551	2,783
Homebuilding Mid East	2,062	3,301
Homebuilding South East	1,508	3,129

Total	$14,696	$27,967

(4)	The decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The increase in consolidation adjustments is primarily due to a decrease in interest income earned related to lower interest rates in the current period.

(6)	The Company purchased marketable securities during the first quarter of 2009. See Note 5 for further discussion of the investment in marketable securities.

(7)	The decrease is attributable to the fourth quarter 2008 write-off of goodwill and indefinite life intangible assets related to the Company’s acquisitions of Rymarc Homes and Fox Ridge Homes.

(8)	The balances include the purchase of finished building lots made during the third quarter of 2007, of which approximately $3,000 and $20,000 had not yet been allocated to the reportable segments as of March 31, 2009 and 2008, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
11. Fair Value of Derivative Instruments
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives pursuant to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, accordingly, are marked to fair value through earnings. At March 31, 2009, there were contractual commitments to extend credit to borrowers aggregating approximately $105,000 and open forward delivery contracts aggregating approximately $177,000.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 161 basis points of the loan amount as of March 31, 2009, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 17% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

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
     Mortgage loans held for sale are recorded at fair value in accordance with SFAS No. 133 when closed, and thereafter are carried at the lower of cost or fair value until sale.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	March 31, 2009
Derivative Assets:
Rate Lock Commitments	NVRM - Other assets	$1,426

Derivative Liabilities:
Forward Sales Contracts	NVRM - Accounts payable and other liabilities	$1,102

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$105,355	$(407)	$427	$1,406	$—	$1,426
Forward sales contracts	$177,053	—	—	—	(1,102)	(1,102)
Mortgages held for sale	$98,066	(575)	931	1,580	—	1,936

Total Fair Value Measurement, March 31, 2009		(982)	1,358	2,986	(1,102)	2,260

Less: Fair Value Measurement, December 31, 2008		(1,197)	2,021	1,825	(1,743)	906

Total Fair Value Adjustment for the period ended March 31, 2009		$215	$(663)	$1,161	$641	$1,354

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s locked loan commitments.
12. Debt
     On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM and is accounted for as a secured borrowing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement expires on August 4, 2009.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     At March 31, 2009, there was $75,381 outstanding under the Repurchase Agreement, which is included in liabilities in the accompanying condensed consolidated balance sheets. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the March 31, 2009 balance sheet in the accompanying condensed consolidated financial statements. The aggregate outstanding purchase price limitation reduced the amount available to NVRM to approximately $95,000 at March 31, 2009. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
     On April 3, 2009 NVR repurchased $27,950 of the 5% Senior Notes due June 15, 2010 (the “Notes”) on the open market at par, reducing the Notes balance to $135,370.
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
     The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed consolidated balance sheets.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
14. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement, but deducted to arrive at income available to common shareholders. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-2 became effective for the Company beginning January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the Company beginning January 1, 2009. The Company conformed its disclosures to the requirements of SFAS No. 161.

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
Results of Operations for the Three Months Ended March 31, 2009 and 2008
Overview
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

     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of March 31, 2009, we controlled approximately 44,000 lots with deposits in cash and letters of credit totaling approximately $171,000 and $5,000, respectively. Included in the number of controlled lots are approximately 19,000 lots for which we have recorded a contract land deposit impairment reserve of $144,100 as of March 31, 2009. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Overview of the Current Business Environment
     The current home sales environment remains challenging, as it still is characterized by high levels of existing and new homes available for sale, which levels are driven by slowed demand and high foreclosure rates. Additionally, homebuyer confidence continues to be negatively impacted by the continuing economic recession and concerns regarding job stability as well as concerns regarding the stability of home values. The current home sales environment also continues to be adversely impacted by a restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing, as well as making it difficult for them to sell their current homes. Affordability remains an issue despite falling home prices because of required higher downpayments to secure financing. The challenging market conditions continue to negatively impact new orders and selling prices in each of our market segments, and in response, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders, net of cancellations (“new orders”), decreased 11% in the quarter ended March 31, 2009 as compared to the same period in 2008, despite an improvement in the cancellation rate to 15% in the first quarter of 2009 as compared to 22% in the same period of 2008 and 30% in the fourth quarter of 2008. In addition, average selling prices were down 12% in the first quarter of 2009 as compared to the first quarter of 2008. In our new orders for the first quarter of 2009, we noted an increase in the percentage of first-time homebuyers, driven we believe in part by the federal tax credit for first-time homebuyers. New orders in future periods may be negatively impacted as we reach the November 30, 2009 settlement deadline to qualify for the federal tax credit.
     Reflecting the challenging market conditions discussed above, for the quarter ended March 31, 2009, consolidated revenues totaled approximately $558,599, a 37% decrease from the first quarter of 2008. Additionally, net income and diluted earnings per share in the current quarter each decreased approximately 59% compared to the first quarter of 2008. Gross profit margins within our homebuilding business declined to 15.6% in the first quarter of 2009 as compared to 16.4% in the first quarter of 2008. Gross profit margins continue to be negatively impacted primarily by the previously mentioned lower selling prices period over period.
     Based on continuing market uncertainties in both the homebuilding and mortgage markets, we expect to experience continued pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset declining selling prices and customer affordability issues, we continue to work aggressively with our vendors to reduce material and labor costs incurred in the construction process, alter product offerings when appropriate and focus on reducing lot costs. We continue to work with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with a slower sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. During the quarter ended March 31, 2009, we did not incur any contract land deposit impairment charges. In the quarter ended March 31, 2008, we incurred contract land deposit impairment charges of approximately $6,600, or 76 basis points of revenues. In addition to these cost reduction measures, we also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant. Finally, so as to position ourselves best to be able to take advantage of opportunities that may arise, we continue to strengthen our balance sheet and liquidity. As of March 31, 2009, our cash and cash equivalent and marketable securities balances totaled approximately $1,250,000.

Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended
	March 31,
	2009	2008
Revenues	$548,329	$869,869
Cost of sales	$462,630	$726,931
Gross profit margin percentage	15.6%	16.4%
Selling, general and administrative	$59,694	$84,166
Settlements (units)	1,773	2,465
Average settlement price	$308.8	$352.6
New orders (units)	2,426	2,731
Average new order price	$281.9	$320.0
Backlog (units)	3,817	5,411
Average backlog price	$298.5	$354.0
Consolidated Homebuilding — Three Months Ended March 31, 2009 and 2008
     Homebuilding revenues decreased 37% for the first quarter of 2009 from the same period in 2008 as a result of a 28% decrease in the number of units settled and a 12% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 39% lower at the start of the first quarter of 2009 as compared to the beginning of 2008, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were impacted primarily by a 15% lower average price of homes in our beginning backlog balance entering the first quarter of 2009 compared to the same period in 2008.
     Gross profit margins in the first quarter of 2009 declined as compared to the first quarter of 2008 despite lower contract land deposit impairment charges period over period. We incurred no impairment charges in the first quarter of 2009 compared to approximately $6,600, or 76 basis points, in the first quarter of 2008. The decline in gross profit margins is primarily attributable to continued pricing pressures resulting from the previously mentioned challenging market conditions. We expect continued gross profit margin pressure over at least the next several quarters.
     The number of new orders and the average selling price for new orders for the first quarter of 2009 decreased by 11% and 12%, respectively, as compared to the first quarter of 2008. New orders were negatively impacted by the previously mentioned challenging market conditions that exist in all of our markets, as well as a reduction in our average number of active communities in the first quarter of 2009 to 357 from 442 in the same period of 2008. The decrease in the average number of active communities is a result of the termination of certain purchase agreements and a reduced pace of entering into new purchase agreements. New orders declined quarter over quarter despite improved cancellation rates in the first quarter of 2009, which decreased to 15% from 22% in the same period of 2008 and from 30% in the fourth quarter of 2008. New order selling prices were impacted by the previously mentioned challenging market conditions which continued to put downward pressure on selling prices, in addition to a product mix shift attributable in part to an increase in the percentage of first-time homebuyers whose purchases generally are at lower price points compared to move-up homebuyers.

     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2009 decreased by approximately $24,500, but as a percentage of revenue increased to 10.9% from 9.7% in the first quarter of 2008. The decrease in SG&A expenses is primarily attributable to an approximate $15,100 decrease in personnel costs as a result of the decrease in headcount period over period. In addition, selling and marketing costs were lower by approximately $10,400 due primarily to the previously mentioned 19% reduction in the average number of active communities in the first quarter of 2009 compared to the first quarter of 2008. These favorable variances were partially offset by an increase in stock based compensation expense of approximately $4,900 due primarily to a change in our estimated stock option forfeiture rate in the quarter ended March 31, 2008, which resulted in the reversal of approximately $4,500 in stock based compensation in the prior year period.
     Backlog units and dollars were 3,817 and $1,139,210, respectively, at March 31, 2009 compared to 5,411 and $1,915,519, respectively, at March 31, 2008. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 39% lower entering 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity, as discussed above, for the first quarter of 2009 as compared to the same period in 2008. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 16% decrease in the average price of homes in ending backlog. The decrease in the average price of homes in backlog is attributable to a 10% decrease in the average selling price for new orders over the six month period ended March 31, 2009 as compared to the same period in 2008.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. As noted above in the Overview section, the current conditions in the homebuilding market and the general economy have resulted in an increase in our cancellation rate. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% and 22% in the first quarter of 2009 and 2008, respectively, and 30% in the fourth quarter of 2008. During 2008, approximately 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2009, and our cancellation rate could continue to increase. See “Risk Factors” in Item 1A.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker, as defined in Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. The following table summarizes certain homebuilding operating activity by segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Mid Atlantic:
Revenues	$341,756	$526,392
Settlements (units)	928	1,241
Average settlement price	$368.2	$424.0
New orders (units)	1,203	1,292
Average new order price	$336.6	$383.2
Backlog (units)	2,051	2,777
Average backlog price	$352.3	$427.9
Gross profit margin	$60,946	$90,131
Gross profit margin percentage	17.8%	17.1%
Segment profit	$31,908	$42,007
New order cancellation rate	15.5%	25.0%
Contract land deposit impairments	$1,065	$6,031
Average active communities	172	216

North East:
Revenues	$53,375	$85,968
Settlements (units)	184	245
Average settlement price	$290.1	$350.9
New orders (units)	235	280
Average new order price	$285.3	$307.5
Backlog (units)	354	540
Average backlog price	$286.6	$317.0
Gross profit margin	$8,439	$15,231
Gross profit margin percentage	15.8%	17.7%
Segment profit	$3,226	$6,687
New order cancellation rate	13.9%	16.9%
Contract land deposit impairments	$9	$170
Average active communities	36	42

Mid East:
Revenues	$92,110	$150,160
Settlements (units)	413	617
Average settlement price	$221.1	$242.7
New orders (units)	701	717
Average new order price	$210.4	$240.1
Backlog (units)	1,019	1,213
Average backlog price	$215.7	$243.6
Gross profit margin	$15,278	$25,767
Gross profit margin percentage	16.6%	17.2%
Segment profit	$5,189	$10,847
New order cancellation rate	14.9%	15.4%
Contract land deposit impairments	$213	$(51)
Average active communities	101	117

South East:
Revenues	$61,088	$107,349
Settlements (units)	248	362
Average settlement price	$246.3	$296.5
New orders (units)	287	442
Average new order price	$223.9	$273.1
Backlog (units)	393	881
Average backlog price	$242.8	$295.8
Gross profit margin	$9,464	$21,059
Gross profit margin percentage	15.5%	19.6%
Segment profit	$2,029	$8,117
New order cancellation rate	14.1%	25.0%
Contract land deposit impairments	$16	$(195)
Average active communities	49	68

Mid Atlantic
Three Months Ended March 31, 2009 and 2008
     The Mid Atlantic segment had an approximate $10,100 reduction in segment profit from the first quarter of 2008. Revenues decreased approximately $184,600, or 35%, for the three months ended March 31, 2009 from the prior year quarter due primarily to a 25% decrease in the number of units settled and a 13% decrease in the average settlement price. The decrease in units settled is attributable to a 35% lower backlog unit balance entering the first quarter of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The Mid Atlantic segment’s gross profit margin percentage increased slightly to 17.8% in 2009 from 17.1% in 2008. Gross profit margins were positively impacted by lower land impairment charges of $1,065, or 31 basis points in the first quarter of 2009 compared to $6,031, or 115 basis points in the same period of 2008. This favorable variance was offset partially by increased pressure on selling prices resulting in a 13% decrease in average settlement price period over period.
     Segment new orders and average selling prices decreased by 7% and 12%, respectively, during the first quarter of 2009 from the same period in 2008. New orders and the average selling price for new orders have been negatively impacted by market conditions which remain challenging, as discussed in the Overview above. In addition, new orders were negatively impacted by the 21% decrease in the average number of active communities period over period. New orders declined despite a decrease in the cancellation rate for the Mid Atlantic segment to 16% in the first quarter of 2009 from 25% in the first quarter of 2008.
North East
Three Months Ended March 31, 2009 and 2008
     The North East segment had an approximate $3,500 reduction in segment profit from the first quarter of 2008. Revenues decreased approximately $32,600, or 38%, for the three months ended March 31, 2009 from the prior year quarter primarily due to a 25% decrease in the number of units settled and a 17% decrease in the average settlement price. The decrease in units settled is attributable to a 40% lower backlog unit balance entering the first quarter of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The North East segment’s gross profit margin percentage decreased to 15.8% in 2009 from 17.7% in 2008. Gross profit margins were negatively impacted by the increased pressure on selling prices resulting in the previously mentioned decrease in average settlement price quarter over quarter.

     Segment new orders and the average selling price decreased approximately 16% and 7%, respectively, during the first quarter of 2009 from the same period in 2008. New orders and the average selling price for new orders were negatively impacted by the previously mentioned challenging market conditions resulting in continued pricing pressures in each market within this segment. In addition, new orders were negatively impacted by a 14% reduction in the average number of active communities period over period. New orders declined despite a decrease in cancellation rates for the North East segment to 14% in the first quarter of 2009 from 17% in the first quarter of 2008.
Mid East
Three Months Ended March 31, 2009 and 2008
     The Mid East segment had an approximate $5,700 decrease in segment profit from the first quarter of 2008. Revenues decreased approximately $58,100, or 39%, due to a 33% decrease in the number of units settled and a 9% decrease in the average settlement price. The decrease in settlements was primarily driven by a 34% lower backlog unit balance entering the first quarter of 2009 compared to the same period in 2008. The decrease in the average settlement price is primarily attributable to a 9% lower average price of units in backlog entering the first quarter of 2009 compared to the same period in 2008. Gross profit margins decreased to 16.6% in the first quarter of 2009 from 17.2% in the same period of 2008 primarily as a result of the 9% decrease in the average settlement price quarter over quarter.
     Segment new orders and the average selling price during the first quarter of 2009 decreased 2% and 12%, respectively, from the same period in 2008. The decrease in the average selling price was attributable to challenging market conditions within the Mid East segment quarter over quarter. The decrease in new orders is attributable to the 14% decrease in the average number of active communities in the first quarter of 2009 as compared to the same period in 2008, offset partially by higher sales absorption in the current period.
South East
Three Months Ended March 31, 2009 and 2008
     The South East segment had an approximate $6,100 decrease in segment profit from the first quarter of 2008. Revenues decreased approximately $46,300, or 43%, due to a 31% decrease in the number of homes settled and a 17% decrease in the average settlement price. The decrease in units settled is attributable to a 56% lower backlog unit balance entering the first quarter of 2009 compared to the same period in 2008, partially offset by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price is primarily attributable to a 16% lower average price of units in backlog entering the first quarter of 2009 compared to the same period in 2008. Gross profit margins decreased to 15.5% in the first quarter of 2009 from 19.6% in the same period in 2008, primarily as a result of the 17% decrease in average settlement price period over period due to challenging market conditions.
     Segment new orders and the average selling price decreased approximately 35% and 18%, respectively, during the first quarter of 2009 from the same period in 2008. The decrease in new orders is primarily attributable to a 28% decrease in the average number of active communities period over period and the continuing decline of market conditions within the South East segment. New orders declined despite a decrease in cancellation rates for the South East segment to 14% in the first quarter of 2009 from 25% in the first quarter of 2008.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expense and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2009	2008
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$60,946	$90,131
Homebuilding North East	8,439	15,231
Homebuilding Mid East	15,278	25,767
Homebuilding South East	9,464	21,059
Consolidation adjustments and other	(8,428)	(9,250)

Segment gross profit	$85,699	$142,938

	Three Months Ended March 31,
	2009	2008
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$31,908	$42,007
Homebuilding North East	3,226	6,687
Homebuilding Mid East	5,189	10,847
Homebuilding South East	2,029	8,117
Reconciling items:
Contract land deposit impairments (1)	1,553	(637)
Stock option expense (2)	(11,066)	(5,916)
Corporate capital allocation (3)	14,696	27,967
Unallocated corporate overhead (4)	(15,069)	(23,685)
Consolidation adjustments and other (5)	(4,026)	(340)
Corporate interest expense	(2,670)	(3,115)

Reconciling items sub-total	(16,582)	(5,726)

Homebuilding consolidated profit before taxes	$25,770	$61,932

(1)	This item represents contract land deposit impairment charges that have not yet been charged to reportable segments. The positive variance is due to the allocation of previously reserved contract land deposits to the reportable segments in the first quarter of 2009. No additional reserves were incurred during the 2009 first quarter.

(2)	During the first quarter of 2008 the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2009	2008
Homebuilding Mid Atlantic	$9,575	$18,754
Homebuilding North East	1,551	2,783
Homebuilding Mid East	2,062	3,301
Homebuilding South East	1,508	3,129

Total	$14,696	$27,967

(4)	The decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The increase in consolidation adjustments is primarily due to a decrease in interest income related to lower interest rates.

Mortgage Banking Segment
Three Months Ended March 31, 2009 and 2008
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended March 31,
	2009	2008
Loan closing volume:
Total principal	$427,294	$523,538

Loan volume mix:
Adjustable rate mortgages	1%	6%

Fixed-rate mortgages	99%	94%

Operating profit:
Segment profit	$5,550	$11,660
Stock option expense	(702)	(417)

Mortgage income before tax	$4,848	$11,243

Mortgage banking fees:
Net gain on sale of loans	$7,564	$14,371
Title services	2,607	3,444
Servicing	99	247

	$10,270	$18,062

     Loan closing volume for the three months ended March 31, 2009 decreased 18% over the same period for 2008. The 2009 decrease is primarily attributable to a 14% decrease in the number of units closed and a 5% decrease in the average loan amount. The unit decrease reflects a decrease in the number of homes that we settled in the first quarter of 2009. The unit decrease was partially offset by a 7 percentage point increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which increased to 89%, compared to 82% for the first quarter of 2008. The decrease in the average loan amount for the three months ending March 31, 2009 is primarily attributable to the previously mentioned decrease in the homebuilding segment’s average selling price.
     Segment profit for the three months ended March 31, 2009 decreased by approximately $6,100 from the same period for 2008. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the previously mentioned decrease in closed loan volume and an approximate $4,700 decrease in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). The decrease in mortgage banking fees was partially offset by an increase in secondary marketing fees from the same period for 2008. Segment profit was favorably impacted for the three months ended March 31, 2009 by a decrease in general and administrative expenses as the result of a 31% reduction in salary and other personnel costs due to a 33% reduction in staffing from the same period for 2008.

     The $4,700 decrease in unrealized income from the fair value measurement calculation compared to the same period in 2008 was primarily due to the January 1, 2008 adoption of Staff Accounting Bulletin 109, Written Loan commitments recorded at Fair Value through Earnings (SAB No. 109) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which resulted in an approximate one-time net increase of $6,100 in unrealized income for the period ended March 31, 2008. As a result of the January 1, 2008 adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan, as well as the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The resulting unrealized income of $6,100 for the period ended March 31, 2008 was primarily the result of the inclusion of the value of the servicing rights in the fair value calculation as required by SAB No. 109 and was further increased due to an increase in the principal volume of our locked loan pipeline as a result of a 180 day extended lock program offered to homebuyers that was instituted during the quarter ended March 31, 2008 and was discontinued during the quarter ended September 30, 2008. The approximate $1,400 in unrealized income from the fair value measurement for the period ended March 31, 2009 is primarily the result of an increase in the principal volume and servicing released premium values of the locked loan commitments and closed loans held for sale as of March 31, 2009 compared to the fair value measurement for the period ended December 31, 2008. The fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157 (refer to Note 11, Fair Value of Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for additional information).
     NVRM is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also continue to be adversely impacted. NVRM is reducing the fees charged to its borrowers and offering more aggressive mortgage pricing in an effort to assist our selling efforts and is likely to continue doing so in the foreseeable future, which will adversely impact the mortgage segment’s future results. In addition, the mortgage company’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
     In November 2008, the United States Department of Housing and Urban Development (“HUD”) published a final rule amending its Real Estate Settlement and Protection Act (“RESPA”) regulations. The rule, among other things, revised the definition of “required use,” the result of which is the prohibition of homebuilding companies with affiliated mortgage companies from offering discounts to their customers if those customers use the affiliated mortgage company. The provision of the rule was originally scheduled to be effective January 16, 2009. However in January 2009, HUD issued a final rule delaying the effective date until April 16, 2009 due to litigation surrounding the revised definition of “required use.” In March 2009, HUD again delayed the effective date until July 16, 2009. If the revised definition of “required use” is adopted by HUD as currently proposed, it could have a material adverse impact on NVRM’s operations, including its financial results and its capture rate.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the first quarter of 2009, our operating activities provided cash of $1,227. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $30,000. The presentation of operating cash flows was reduced by $39,953, which is the amount of the excess tax benefit realized from the exercise of stock options during the quarter and credited directly to additional paid in capital.

     Net cash used for investing activities was $708,317 for the period ended March 31, 2009, which primarily resulted from the purchase of $708,362 of marketable securities throughout the period. The marketable securities are classified as held-to-maturity securities and mature within one year. The following security types are included in the marketable securities balance at March 31, 2009:

March 31, 2009
Marketable Securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$309,018
Corporate debt securities issued under the FDIC
Temporary Liquidity Guarantee Program	399,344

Total Marketable Securities	$708,362

     Net cash provided by financing activities was $102,216 for the period ended March 31, 2009. Stock option exercise activity during the 2009 quarter provided approximately $31,000 in exercise proceeds, and we realized an excess income tax benefit of $39,953, which pursuant to SFAS No. 123R, must be reported as a financing cash inflow. We also increased borrowings under the mortgage repurchase facility by approximately $31,000 based on current borrowing needs.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,617 was outstanding at March 31, 2009. There were no direct borrowings outstanding under the Facility as of March 31, 2009. At March 31, 2009, there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, under which $75,381 was outstanding at March 31, 2009. As of March 31, 2009, the borrowing base limitation reduced the amount available to us for borrowing to approximately $95,000. The Repurchase Agreement expires on August 4, 2009. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The average Pricing Rate on outstanding balances at March 31, 2009 was 2.1%. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at March 31, 2009.

     On April 3, 2009 we repurchased $27,950 of our outstanding 5% Senior Notes due June 15, 2010 (“Notes”) on the open market at par, reducing the Notes balance to $135,370.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. To date we have not repurchased any shares of our common stock during 2009. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion.
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
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests under FIN 46R. Therefore, the development entities with which we enter fixed price purchase agreements are examined under FIN 46R for possible consolidation by us, including certain joint venture limited liability corporations (“LLCs”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See Note 2 to the accompanying condensed consolidated financial statements for further information.

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
     Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct. Unsold inventory is evaluated for impairment by analyzing recent comparable sales prices within the applicable community compared to the costs incurred to date plus the expected costs to complete. Any calculated impairments are recorded immediately.
     Contract Land Deposits
     We purchase finished lots under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.
     We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we utilize a SFAS No. 5, Accounting for Contingencies, loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.
     Our analysis is focused on whether we can sell houses profitably in a particular community in the current market with which we are faced. Because we don’t own the finished lots on which we had placed a contract land deposit, if the above analysis leads to a determination that we can’t sell homes profitably at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit our deposit and terminate the contract, or whether we will attempt to restructure the lot purchase contract, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether an impairment is present due to collectibility issues resulting from a developer’s non-performance because of financial or other conditions.
     Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2009 balance sheet to be adequate (see Note 3 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value in conformity with the procedures specified by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, issued by the American Institute of Certified Public Accountants, the portion of the our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2009 balance sheet (see Note 9 to the accompanying condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the three months ended March 31, 2009. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes, and we continue to experience an elevated rate of sales contract cancellations. Our cancellation rate was approximately 23%, 21% and 19% during 2008, 2007 and 2006, respectively. Our cancellation rate was 15% during the first quarter of 2009, which approximates our long-term normalized historical cancellation rate; however, that rate may not be indicative of the full year cancellation rate that we will experience for 2009. These ongoing market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales, resulting in fewer gross sales and/or higher cancellation rates, profitability, stock performance, ability to service our debt obligations and future cash flows.

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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 38% of our home settlements during 2009 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 49% of our homebuilding revenues in 2009. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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

     In addition, in November 2008, the United States Department of Housing and Urban Development (“HUD”) published a final rule amending its Real Estate Settlement and Protection Act (“RESPA”) regulations. The rule, among other things, revised the definition of “required use,” the result of which is the prohibition of homebuilding companies with affiliated mortgage companies from offering discounts to their customers if those customers use the affiliated mortgage company. The provision of the rule was originally scheduled to be effective January 16, 2009. However in January 2009, HUD issued a final rule delaying the effective date until April 16, 2009 due to litigation surrounding the revised definition of “required use.” In March 2009, HUD again delayed the effective date until July 16, 2009. If the revised definition of “required use” is adopted by HUD as currently proposed, it could have a material adverse impact on our mortgage banking operations, including its financial results and its capture rate.
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
     From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
     The effects of possible changes in the tax laws or changes in their interpretation could have a material negative impact on our financial results.
Certain of our net deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
     Certain of our net deferred tax assets give rise to built-in losses (“BILs”). Our ability to utilize BILs and to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which we refer to as the Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the preceding three years.
     An ownership change under Section 382 of the Code would establish an annual limitation on the amount of BILs we could utilize to offset our taxable income in any single taxable year to an amount equal to (i) the product of a specified rate, which is published by the U.S. Treasury, and the aggregate value of our outstanding stock plus (ii) the amount of unutilized limitation from prior years. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our BILs. We do not believe we have experienced an ownership change as defined by Section 382 and, therefore, we do not believe the BILs are subject to any Section 382 limitation. However, whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had one repurchase authorization outstanding during the quarter ended March 31, 2009. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the first quarter of 2009. We have $226.3 million available under the July Authorization as of March 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on May 5, 2009. There were 5,709,599 shares of NVR, Inc. common stock eligible to vote at the 2009 Annual Meeting. The following are the matters voted upon at the Annual Meeting and the results of the votes on such matters:

		Votes
	Votes For	Against	Abstentions
1. Election of three directors to serve three-year terms:

Timothy M. Donahue	5,153,800	55,773	166,916
William A. Moran	4,705,065	507,284	164,140
Alfred E. Festa	5,156,678	51,951	167,860

		Votes
	Votes For	Against	Abstentions
2. Election of one director to serve a two-year term:

W. Grady Rosier	5,143,423	65,210	167,856
     C. E. Andrews, Robert C. Butler, Manuel H. Johnson, David A. Preiser, Dwight C. Schar, John M. Toups and Paul W. Whetsell continued as directors after the Annual Meeting.

	Votes For	Against	Abstentions
3. Ratification of appointment of KPMG LLP as independent registered public accountants for NVR for 2009	5,187,676	24,544	164,269
     The shareholder proponent who had submitted a proposal to require our named executive officers to hold 75% of their equity compensation until at least two years following termination of employment submitted a letter to us dated April 29, 2009 withdrawing the proposal and did not appear at the Annual Meeting to present the proposal for a shareholder vote. Had the proposal been presented at the Annual Meeting, management held proxies to vote 3,435,721 shares, or approximately 70% of the shares voting on the proposal by proxy, “against” the shareholder proposal.

Item 6. Exhibits
     (a) Exhibits:
10.1	Employee Stock Ownership Plan of NVR, Inc. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2009	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

10.1	Employee Stock Ownership Plan of NVR, Inc. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.