Form 10-Q
period 2009-06-30
NVR INC
filed 2009-07-29
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2009 there were 5,809,566 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited) and the Six Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 6.	Exhibits	45

	Signature	46

	Exhibit Index	47
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$582,157	$1,146,426
Marketable securities	658,362	—
Receivables	9,227	11,594
Inventory:
Lots and housing units, covered under sales agreements with customers	416,270	335,238
Unsold lots and housing units	38,537	57,639
Manufacturing materials and other	5,763	7,693

	460,570	400,570

Assets not owned, consolidated per FIN 46R	65,990	114,930
Property, plant and equipment, net	21,660	25,658
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Contract land deposits, net	31,664	29,073
Other assets	224,081	242,626

	2,095,291	2,012,457

Mortgage Banking:
Cash and cash equivalents	1,111	1,217
Mortgage loans held for sale, net	123,177	72,488
Property and equipment, net	586	759
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	9,573	8,968

	141,794	90,779

Total assets	$2,237,085	$2,103,236

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$142,557	$137,285
Accrued expenses and other liabilities	163,250	194,869
Liabilities related to assets not owned, consolidated per FIN 46R	60,687	109,439
Customer deposits	70,163	59,623
Other term debt	2,388	2,530
Senior notes	135,370	163,320

	574,415	667,066

Mortgage Banking:
Accounts payable and other liabilities	17,047	17,842
Notes payable	97,021	44,539

	114,068	62,381

Total liabilities	688,483	729,447

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 and 20,561,187 shares issued as of June 30, 2009 and December 31, 2008, respectively	206	206
Additional paid-in-capital	784,080	722,265
Deferred compensation trust — 270,335 and 514,470 shares of NVR, Inc. common stock as of June 30, 2009 and December 31, 2008, respectively	(44,307)	(74,978)
Deferred compensation liability	44,307	74,978
Retained earnings	3,690,301	3,630,887
Less treasury stock at cost — 14,758,071 and 15,028,335 shares at June 30, 2009 and December 31, 2008, respectively	(2,925,985)	(2,979,569)

Total shareholders’ equity	1,548,602	1,373,789

Total liabilities and shareholders’ equity	$2,237,085	$2,103,236

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding:
Revenues	$612,488	$941,033	$1,160,817	$1,810,902
Other income	1,750	3,701	4,289	10,100
Cost of sales	(494,240)	(772,369)	(956,870)	(1,499,300)
Selling, general and administrative	(54,664)	(89,871)	(114,358)	(174,037)

Operating income	65,334	82,494	93,878	147,665
Interest expense	(2,462)	(3,232)	(5,236)	(6,471)

Homebuilding income	62,872	79,262	88,642	141,194

Mortgage Banking:
Mortgage banking fees	12,943	14,690	23,213	32,752
Interest income	611	869	1,195	1,679
Other income	154	184	243	343
General and administrative	(6,475)	(8,408)	(12,233)	(16,062)
Interest expense	(276)	(180)	(613)	(314)

Mortgage banking income	6,957	7,155	11,805	18,398

Income before taxes	69,829	86,417	100,447	159,592

Income tax expense	(28,403)	(35,085)	(41,033)	(64,794)

Net income	$41,426	$51,332	$59,414	$94,798

Basic earnings per share	$7.17	$9.58	$10.41	$17.92

Diluted earnings per share	$6.79	$8.64	$9.85	$16.10

Basic average shares outstanding	5,777	5,357	5,710	5,290

Diluted average shares outstanding	6,101	5,938	6,032	5,888

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$59,414	$94,798
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,977	7,463
Stock option compensation expense	23,402	18,432
Excess income tax benefit from exercise of stock options	(46,447)	(33,184)
Contract land deposit impairments/(recoveries)	(4,744)	12,410
Mortgage loans closed	(849,864)	(966,798)
Proceeds from sales of mortgage loans	813,476	962,615
Principal payments on mortgage loans held for sale	429	2,105
Gain on sale of loans	(17,340)	(25,175)
Net change in assets and liabilities:
(Increase) decrease in inventories	(60,000)	63,217
Decrease (increase) in receivables	2,530	(5,137)
Decrease in contract land deposits	1,837	5,060
Increase (decrease) in accounts payable, customer deposits and accrued expenses	31,588	(37,857)
Other, net	18,349	2,999

Net cash (used) provided by operating activities	(22,393)	100,948

Cash flows from investing activities:
Purchase of marketable securities, net	(658,362)	—
Purchase of property, plant and equipment	(625)	(3,750)
Other, net	618	765

Net cash used in investing activities	(658,369)	(2,985)

Cash flows from financing activities:
Net borrowings under notes payable and other term debt	52,340	32,619
Repurchase of senior notes	(27,950)	—
Excess income tax benefit from exercise of stock options	46,447	33,184
Proceeds from exercise of stock options	45,550	40,164

Net cash provided by financing activities	116,387	105,967

Net (decrease) increase in cash and cash equivalents	(564,375)	203,930
Cash and cash equivalents, beginning of the period	1,147,643	664,209

Cash and cash equivalents, end of period	$583,268	$868,139

Supplemental disclosures of cash flow information:

Interest paid during the period	$5,262	$6,214

Income taxes paid, net of refunds	$(34,303)	$31,784

Supplemental disclosures of non-cash activities:
Net assets not owned, consolidated per FIN 46R	$(188)	$(5,382)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We have evaluated all subsequent events through July 29, 2009, the date the financial statements were issued.
     For the three and six-month periods ended June 30, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of June 30, 2009, the Company controlled approximately 44,300 lots with deposits in cash and letters of credit totaling approximately $165,000 and $5,400, respectively. See note 3 for further discussion.
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
     On a very limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLCs”). All LLCs are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. NVR is not a borrower, guarantor or obligor of any of the LLCs debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLCs. At June 30, 2009, NVR had an aggregate investment in nine separate LLCs totaling approximately $7,200, which controlled approximately 350 lots. This investment was fully offset by a valuation reserve as of June 30, 2009.
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
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-one of those development entities with which the agreements and arrangements are held. As a result, at June 30, 2009, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation under FIN 46R at June 30, 2009 was the inclusion on the balance sheet of $65,990 as Assets not owned, consolidated per FIN 46R, with a corresponding inclusion of $60,687 as Liabilities related to assets not owned, consolidated per FIN 46R, after elimination of intercompany items. Inclusive in these totals were assets of approximately $30,000 and liabilities of approximately $30,000 estimated for ten development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at June 30, 2009:

	NVR, Inc.
	and	FIN 46R		Consolidated
	Subsidiaries	Entities	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$582,157	$—	$—	$582,157
Marketable securities	658,362	—	—	658,362
Receivables	9,227	—	—	9,227
Homebuilding inventory	460,570	—	—	460,570
Property, plant and equipment, net	21,660	—	—	21,660
Reorganization value in excess of amount				—
allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	32,779	—	(1,115)	31,664
Other assets	228,269	—	(4,188)	224,081

	2,034,604	—	(5,303)	2,029,301

Mortgage banking assets:	141,794	—	—	141,794

FIN 46R Entities:
Land under development	—	65,679	—	65,679
Other assets	—	311	—	311

	—	65,990	—	65,990

Total assets	$2,176,398	$65,990	$(5,303)	$2,237,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$305,807	$—	$—	$305,807
Customer deposits	70,163	—	—	70,163
Other term debt	2,388	—	—	2,388
Senior notes	135,370	—	—	135,370

	513,728	—	—	513,728

Mortgage banking liabilities:	114,068	—	—	114,068

FIN 46R Entities:
Accounts payable, accrued expenses and other	—	11,287	4,370	15,657
Debt	—	45,030	—	45,030
Contract land deposits	—	5,172	(5,172)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—

	—	65,990	(5,303)	60,687

Equity	1,548,602	—	—	1,548,602

Total liabilities and shareholders’ equity	$2,176,398	$65,990	$(5,303)	$2,237,085

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
3. Contract Land Deposits
     The contract land deposit asset is shown net of a $132,500 and $147,900 impairment valuation allowance at June 30, 2009 and December 31, 2008, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	5,777,000	5,357,000	5,710,000	5,290,000
Shares issuable upon exercise of dilutive options	324,000	581,000	322,000	598,000

Diluted average number of shares outstanding	6,101,000	5,938,000	6,032,000	5,888,000

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
     Options to purchase 317,363 and 337,455 shares of common stock during the three and six months ended June 30, 2009, and options to purchase 312,395 and 313,145 shares of common stock during the three and six months ended June 30, 2008, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 377,861 performance-based options were outstanding as of June 30, 2008 that, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, were excluded from the computation of diluted earnings per share because the performance target had not been achieved. The performance target was not met at December 31, 2008 and all of the performance-based options outstanding at that time expired unexercisable.
5. Marketable Securities
     As of June 30, 2009 the Company held marketable securities totaling $658,362. These securities are classified by the Company as held-to-maturity, are measured at amortized cost and mature within one year. The following security types are included in the marketable securities balance at June 30, 2009:

June 30, 2009
Marketable Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$309,018
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	349,344

Total Marketable Securites	$658,362

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
6. Excess Reorganization Value, Goodwill and Other Intangibles
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value in conformity with the procedures specified by Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2009, and as of June 30, 2009, management believes that there was no impairment of excess reorganization value.
7. Uncertainty in Income Taxes
     As of January 1, 2009, the Company had approximately $53,339 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. As of January 1, 2009, the Company had a total of $5,150 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that generally it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2005.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2008	$206	$722,265	$3,630,887	$(2,979,569)	$(74,978)	$74,978	$1,373,789

Net income	—	—	59,414	—	—	—	59,414
Deferred compensation activity	—	—	—	—	30,671	(30,671)	—
Stock-based compensation	—	23,402	—	—	—	—	23,402
Stock option activity	—	45,550	—	—	—	—	45,550
Tax benefit from stock-based compensation activity	—	46,447	—	—	—	—	46,447
Treasury shares issued upon option exercise	—	(53,584)	—	53,584	—	—	—

Balance, June 30, 2009	$206	$784,080	$3,690,301	$(2,925,985)	$(44,307)	$44,307	$1,548,602

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The Company did not repurchase any shares of its common stock during the six months ended June 30, 2009. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 270,000 options to purchase shares of the Company’s common stock were exercised during the six months ended June 30, 2009.
9. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty reserve, beginning of period	$64,306	$72,272	$68,084	$70,284
Provision	4,613	7,280	7,652	17,016
Payments	(8,061)	(9,802)	(14,878)	(17,550)

Warranty reserve, end of period	$60,858	$69,750	$60,858	$69,750

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
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Homebuilding Mid Atlantic	$379,361	$559,865	$721,116	$1,086,257
Homebuilding North East	57,143	98,811	110,518	184,779
Homebuilding Mid East	113,982	154,769	206,092	304,929
Homebuilding South East	62,002	127,588	123,091	234,937
Mortgage Banking	12,943	14,690	23,213	32,752

Consolidated revenues	$625,431	$955,723	$1,184,030	$1,843,654

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Profit:
Homebuilding Mid Atlantic	$46,978	$44,720	$78,885	$86,727
Homebuilding North East	5,096	5,154	8,323	11,841
Homebuilding Mid East	8,049	9,208	12,744	19,471
Homebuilding South East	3,952	7,941	6,475	16,642
Mortgage Banking	7,659	7,857	13,209	19,517

Segment profit	71,734	74,880	119,636	154,198

Contract land deposit impairments (1)	8,908	16,076	10,461	15,439
Stock option expense (2)	(11,634)	(12,099)	(23,402)	(18,432)
Corporate capital allocation (3)	15,699	28,237	30,395	56,204
Unallocated corporate overhead (4)	(9,262)	(22,469)	(24,331)	(46,154)
Consolidation adjustments and other (5)	(3,244)	4,907	(7,270)	4,567
Corporate interest expense	(2,372)	(3,115)	(5,042)	(6,230)

Reconciling items sub-total	(1,905)	11,537	(19,189)	5,394

Consolidated income before taxes	$69,829	$86,417	$100,447	$159,592

	June 30,
	2009	2008
Assets:
Homebuilding Mid Atlantic	$450,483	$630,542
Homebuilding North East	62,422	81,204
Homebuilding Mid East	100,873	132,504
Homebuilding South East	50,238	115,351
Mortgage Banking	134,447	147,922

Segment assets	798,463	1,107,523

Assets not owned, consolidated per Fin 46R	65,990	145,141
Cash	582,157	867,329
Marketable securities (6)	658,362	—
Deferred taxes	196,636	204,140
Intangible assets (7)	48,927	60,655
Contract land deposit reserve	(142,152)	(114,271)
Consolidation adjustments and other	28,702	43,338

Reconciling items sub-total	1,438,622	1,206,332

Consolidated assets	$2,237,085	$2,313,855

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During each of the second quarters of 2009 and 2008, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments, and to certain recoveries of deposits previously determined to be impaired.

(2)	During the first quarter of 2008, the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding Mid Atlantic	$10,436	$18,956	$20,010	$37,710
Homebuilding North East	1,710	2,666	3,261	5,449
Homebuilding Mid East	2,179	3,257	4,242	6,558
Homebuilding South East	1,374	3,358	2,882	6,487

Total	$15,699	$28,237	$30,395	$56,204

(4)	The decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The decrease in consolidation adjustments and other is primarily due to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.

(6)	The Company purchased marketable securities during the first quarter of 2009. See Note 5 for further discussion of the investment in marketable securities.

(7)	The decrease is attributable to the fourth quarter 2008 write-off of goodwill and indefinite life intangible assets related to the Company’s acquisitions of Rymarc Homes and Fox Ridge Homes.
11. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of June 30, 2009 and December 31, 2008 was $136,388 and $161,937, respectively. The estimated fair value is based on a quoted market price. The carrying value was $135,370 and $163,320 at June 30, 2009 and December 31, 2008, respectively.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
forward sale contracts to broker/dealers are undesignated derivatives pursuant to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and, accordingly, are marked to fair value through earnings. At June 30, 2009, there were contractual commitments to extend credit to borrowers aggregating approximately $166,000 and open forward delivery contracts aggregating approximately $249,000.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 168 basis points of the loan amount as of June 30, 2009, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 17% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value in accordance with SFAS No. 133 when closed, and thereafter are carried at the lower of cost or fair value until sale. The fair value of loans held-for-sale of $123,177 included in the accompanying condensed consolidated balance sheet exceeds its aggregate principal balance of $122,980 by $197.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	June 30, 2009
Derivative Assets:
Rate Lock Commitments/Forward Sales Contracts	NVRM — Other assets	$2,146

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$166,176	$(625)	$347	$2,343	$—	$2,065
Forward sales contracts	$248,557	—	—	—	81	81
Mortgages held for sale	$122,980	(534)	(1,316)	2,047	—	197

Total Fair Value Measurement, June 30, 2009		(1,159)	(969)	4,390	81	2,343

Less: Fair Value Measurement, December 31, 2008		(1,197)	2,021	1,825	(1,743)	906

Total Fair Value Adjustment for the period ended June 30, 2009		$38	$(2,990)	$2,565	$1,824	$1,437

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s locked loan commitments.
12. Debt
     On August 5, 2008, NVR Mortgage Finance, Inc. (“NVRM”) entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility which was set to expire on August 21, 2008. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM and is accounted for as a secured borrowing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement expires on August 4, 2009, and we expect to be able to renew the Repurchase Agreement at current market terms prior to its expiration.
     At June 30, 2009, there was $97,021 outstanding under the Repurchase Agreement, which is included in liabilities in the accompanying condensed consolidated balance sheets. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the June 30, 2009 balance sheet in the accompanying condensed consolidated financial statements. As of June 30, 2009, there were no aggregate outstanding purchase price limitations reducing the amount available to NVRM. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
     On April 3, 2009 NVR repurchased $27,950 of its 5% Senior Notes due June 15, 2010 (the “Notes”) on the open market at par, reducing the Notes balance at June 30, 2009 to $135,370.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
13. Commitments and Contingencies
     On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, none of the groups of employees that the lawsuits purport to represent have been certified as a class. The lawsuits filed in Ohio, Pennsylvania, Maryland and New Jersey have been stayed pending further developments in the New York action. Following a status conference on July 14, 2009, the parties have also agreed to stay the North Carolina action pending final disposition of the New York action.
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
14. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement, but deducted to arrive at income available to common shareholders. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-2 became

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
effective for the Company beginning January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial statements.
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
     In April 2009, the FASB issued FASB Staff Positions No. FAS 107-1 and No. APB 28-1 (“FSP No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which enhances the interim disclosures required for the fair value of financial instruments and requires companies to disclose the methods and assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 were effective for the Company beginning April 1, 2009. The Company conformed its disclosures to the requirements of FSP No. 107-1 and APB No. 28-1.
     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 also reaffirms the objective of fair value measurement as stated in SFAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. FSP No. 157-4 was effective for the Company beginning April 1, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Positions No. FAS 115-2 and No. FAS 124-2, (“FSP No. 115-2 and FSP No. 124-2”), Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities. FSP No. 115-2 and FSP No. 124-2 changes the existing other-than-temporary impairment model for debt securities and expands and increases the frequency of disclosures for other-than-temporary impairments for debt and equity securities. It was effective for the Company beginning April 1, 2009. The adoption of FSP No. 115-2 and FSP No. 124-2 did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning April 1, 2009. The Company conformed its disclosures to the requirements of SFAS No. 165.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The implementation of SFAS No. 166 is not expected to have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
evaluating the potential impact of SFAS No. 167 on its consolidated financial statements and results of operations.
     In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 168”), which supersedes SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 is effective for the period ending after September 15, 2009. The implementation of SFAS No. 168 is not expected to have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements. For additional information regarding risk factors, see Part II, Item 1A of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008
Overview
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
     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of June 30, 2009, we controlled approximately 44,300 lots with deposits in cash and letters of credit totaling approximately $165,000 and $5,400, respectively. Included in the number of controlled lots are approximately 17,300 lots for which we have recorded a contract land deposit impairment reserve of $132,500 as of June 30, 2009. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Overview of the Current Business Environment
     The current home sales environment remains challenging, still characterized by high levels of existing and new homes available for sale driven by slowed demand and high foreclosure rates. Additionally, homebuyer confidence continues to be negatively impacted by the continuing economic recession and concerns regarding unemployment as well as concerns regarding the stability of home values. The current home sales environment also continues to be adversely impacted by a restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing, as well as making it difficult for them to sell their current homes. The challenging market conditions continue to negatively impact new orders and selling prices in each of our market segments, and in response, we continue to offer incentives to homebuyers and to reduce prices in many of our markets. Overall, new orders, net of cancellations (“new orders”), increased 2% in the second quarter of 2009 as compared to the same period in 2008, but for the six months ended June 30, 2009 were approximately 5% lower than new orders for the same period in 2008. We continue to see improvement in the cancellation rate, decreasing to 14% in the second quarter of 2009 as compared to 19% in the same period of 2008 and 15% in the first quarter of 2009. Average selling prices were down 7% in the second quarter of 2009 as compared to the second quarter of 2008 and down 9% for the six months ended June 30, 2009 compared to the same period in 2008. In our new orders for 2009, we noted an increase in the percentage of first-time homebuyers, driven we believe in part by the federal tax credit for first-time homebuyers. New orders to first-time homebuyers in future periods may be negatively impacted as we reach the November 30, 2009 settlement deadline to qualify for the federal tax credit.
     Reflecting the challenging market conditions discussed above, consolidated revenues totaled $625,431 for the quarter ended June 30, 2009, a 35% decrease from the same period in 2008. Additionally, net income and diluted earnings per share in the second quarter of 2009 decreased approximately 19% and 21%, respectively, compared to the second quarter of 2008. Gross profit margins within our homebuilding business improved to 19.3% in the second quarter of 2009 as compared to 17.9% in the second quarter of 2008. The improvement in gross profit margins quarter over quarter is primarily driven by the recovery of approximately $4,500, or 73 basis points of revenue, of contract land deposits previously determined to be uncollectible. In the second quarter of 2008, we had recorded a contract land deposit charge of approximately $5,800, or 62 basis points of revenues.
     Based on continuing market uncertainties in both the homebuilding and mortgage markets, we expect to experience continued pricing pressures and in turn, continued pressure on gross profit margins in future periods. To offset declining selling prices and customer affordability issues, we continue to work aggressively with our subcontractors and suppliers to reduce material and labor costs incurred in the construction process. We continue to work with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with a slower sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. As noted above, during the quarter ended June 30, 2009, we recognized a net recovery of approximately $4,500 of contract land deposits previously determined to be uncollectible. In the quarter ended June 30, 2008, we incurred contract land deposit impairment charges of approximately $5,800. In addition to these cost reduction measures, we also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant.

Finally, we continue to strengthen our balance sheet and liquidity. As of June 30, 2009, our cash and cash equivalents and marketable securities balances totaled approximately $1,241,000.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$612,488	$941,033	$1,160,817	$1,810,902
Cost of Sales	$494,240	$772,369	$956,870	$1,499,300
Gross profit margin percentage	19.3%	17.9%	17.6%	17.2%
Selling, general and administrative	$54,664	$89,871	$114,358	$174,037
Settlements (units)	2,048	2,750	3,821	5,215
Average settlement price	$298.6	$341.7	$303.3	$346.9
New orders (units)	2,728	2,670	5,154	5,401
Average new order price	$294.8	$316.4	$288.7	$318.2
Backlog (units)			4,497	5,331
Average backlog price			$296.2	$341.5
Consolidated Homebuilding — Three Months Ended June 30, 2009 and 2008
     Homebuilding revenues decreased 35% for the second quarter of 2009 from the same period in 2008 as a result of a 26% decrease in the number of units settled and a 13% decrease in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 29% lower entering the second quarter of 2009 as compared to the same period of 2008. Average settlement prices were impacted primarily by a 16% lower average price of homes in our beginning backlog balance entering the second quarter of 2009 compared to the same period in 2008.
     Gross profit margins in the second quarter of 2009 increased as compared to the second quarter of 2008 primarily due to the recovery of approximately $4,500, or 73 basis points, of contract land deposits previously determined to be uncollectible. In the second quarter of 2008, we had recorded a $5,800, or 62 basis points, contract land deposit impairment charge. We expect continued gross profit margin pressure over at least the next several quarters.
     The number of new orders for the second quarter of 2009 increased by 2% compared to the second quarter of 2008. The average selling price for new orders during the second quarter of 2009 decreased 7% compared to the same period in 2008. New orders increased despite a decrease in the average number of active communities to 356 in the second quarter of 2009 compared to 435 in the second quarter of 2008. The increase in new orders was driven by several factors including increased sales to first-time homebuyers as a result of the federal tax credit, favorable mortgage interest rates during the current quarter and a decrease in the cancellation rate to 14% in the second quarter of 2009 from 19% in the same period of 2008. New orders in future periods may be negatively impacted as we reach the November 30, 2009 settlement deadline to qualify for the federal tax credit. The average selling price for new orders continues to be impacted by the aforementioned challenging market conditions which continued to put downward pressure on selling prices.
     Selling, general and administrative (“SG&A”) expenses for the second quarter of 2009 decreased by approximately $35,200, and as a percentage of revenue decreased to 8.9% from 9.6% in the second quarter of

2008. The decrease in SG&A expenses is primarily attributable to an approximate $16,200 decrease in personnel costs as a result of the decrease in headcount period over period. In addition, selling and marketing costs were lower by approximately $11,100 due primarily to the previously mentioned 18% reduction in the average number of active communities in the second quarter of 2009 compared to the second quarter of 2008.
Consolidated Homebuilding — Six Months Ended June 30, 2009 and 2008
     Homebuilding revenues decreased 36% for the six months ended June 30, 2009 compared to the same period in 2008 due to a 27% decrease in the number of units settled and a 13% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 39% lower entering 2009 as compared to the backlog unit balance entering 2008. Average settlement prices were negatively impacted primarily by a 15% lower average price of homes in the beginning backlog entering 2009 compared to the same period in 2008.
     Gross profit margins in the first six months of 2009 remained relatively flat compared to gross profit margins for the first six months of 2008 despite a favorable variance in contract land deposit impairment charges period over period. For the first six months of 2009, we recognized the recovery of approximately $4,700, or 41 basis points, of contract land deposits previously determined to be uncollectible. In the comparative period for 2008, we recognized a contract land deposit impairment charge of approximately $12,400, or 69 basis points. We expect gross profit margins to continue to be negatively impacted by the aforementioned challenging market conditions and resulting downward pressure on selling prices for at least the next several quarters.
     New orders for the six months ended June 30, 2009 decreased by 5% compared to the same period in 2008 and the average sales price of new orders decreased 9% over the same respective periods. New order units and prices have been negatively impacted by the aforementioned challenging market conditions. In addition, new order units have been negatively impacted by a 19% reduction in the average number of active communities period over period to 357 in 2009 from 439 in 2008. As previously discussed in the second quarter discussion of new orders, we believe that the federal tax credit for first-time homebuyers has had a favorable impact on new orders during the current year. In addition, new orders have been favorably impacted by a decrease in the cancellation rate in the first six months of 2009 to 14% from 20% during the same period of 2008.
     SG&A expenses for the six-month period ended June 30, 2009 decreased approximately $59,700 compared to the same period in 2008. The decrease in SG&A expenses is primarily attributable to a $31,400 decrease in personnel costs as a result of the decrease in headcount period over period. In addition, selling and marketing costs decreased approximately $21,000 in 2009 as compared to 2008 due to the previously mentioned 19% decrease in the average number of active communities year over year.
     Backlog units and dollars were 4,497 and $1,332,056, respectively, as of June 30, 2009 compared to 5,331 and $1,820,482 as of June 30, 2008. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 39% lower at the beginning of 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity for the first six months of 2009 as compared to the same period in 2008. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 13% decrease in the average price of homes in ending backlog, resulting primarily from a 9% decrease in the average selling price for new orders over the six-month period ended June 30, 2009 compared to the same period in 2008.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% and 20% in the first six months of 2009 and 2008, respectively, and 15% in the first quarter of 2009. During 2008, approximately 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2009. See “Risk Factors” in Item 1A of this Report.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker, as defined in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Due to the current homebuilding industry downturn, we are evaluating our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2009 and 2008, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes $5,445 and $7,701 at June 30, 2009 and 2008, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Mid Atlantic:
Revenues	$379,361	$559,865	$721,116	$1,086,257
Settlements (units)	1,057	1,344	1,985	2,585
Average settlement price	$358.9	$416.4	$363.3	$420.1
New orders (units)	1,421	1,341	2,624	2,633
Average new order price	$353.5	$378.2	$345.8	$380.7
Backlog (units)			2,415	2,774
Average backlog price			$350.1	$409.4
Gross profit margin	$76,378	$93,117	$137,324	$183,248
Gross profit margin percentage	20.1%	16.6%	19.0%	16.9%
Segment profit	$46,978	$44,720	$78,885	$86,727
New order cancellation rate	14.4%	19.1%	14.9%	22.1%
Inventory:
Sold Inventory			$271,581	$338,652
Unsold lots and housing units			$24,020	$40,621
Unsold Inventory Impairments	$728	$553	$1,097	$720
Contract land deposits, net			$22,013	$131,626
Total lots controlled			23,813	32,133
Total lots reserved			9,846	9,121
Contract land deposit impairments	$2,241	$12,742	$3,306	$18,773
Average active communities	172	209	172	213

North East:
Revenues	$57,143	$98,811	$110,518	$184,779
Settlements (units)	197	304	381	549
Average settlement price	$290.1	$325.0	$290.1	$336.6
New orders (units)	246	240	481	520
Average new order price	$278.4	$298.1	$281.8	$303.1
Backlog (units)			403	476
Average backlog price			$279.9	$302.3
Gross profit margin	$10,673	$13,727	$19,112	$28,958
Gross profit margin percentage	18.7%	13.9%	17.3%	15.7%
Segment profit	$5,096	$5,154	$8,323	$11,841
New order cancellation rate	13.1%	18.4%	13.5%	17.6%
Inventory:
Sold Inventory			$43,252	$46,220
Unsold lots and housing units			$1,812	$6,371
Unsold Inventory Impairments	$509	$118	$550	$372
Contract land deposits, net			$5,400	$9,773
Total lots controlled			3,238	5,427
Total lots reserved			1,143	1,574
Contract land deposit impairments	$60	$3,169	$69	$3,339
Average active communities	38	41	37	41

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Mid East:
Revenues	$113,982	$154,769	$206,092	$304,929
Settlements (units)	533	639	946	1,256
Average settlement price	$212.1	$240.3	$216.0	$241.5
New orders (units)	746	726	1,447	1,443
Average new order price	$215.7	$231.1	$213.2	$235.5
Backlog (units)			1,232	1,300
Average backlog price			$217.3	$238.3
Gross profit margin	$19,528	$25,760	$34,806	$51,527
Gross profit margin percentage	17.1%	16.6%	16.9%	16.9%
Segment profit	$8,049	$9,208	$12,744	$19,471
New order cancellation rate	12.2%	13.4%	13.6%	14.4%
Inventory:
Sold Inventory			$69,375	$82,372
Unsold lots and housing units			$7,672	$13,292
Unsold Inventory Impairments	$152	$69	$152	$69
Contract land deposits, net			$4,996	$15,242
Total lots controlled			11,284	13,694
Total lots reserved			3,105	4,605
Contract land deposit impairments	$1,609	$1,871	$1,822	$1,819
Average active communities	98	118	99	118

South East:
Revenues	$62,002	$127,588	$123,091	$234,937
Settlements (units)	261	463	509	825
Average settlement price	$237.6	$275.6	$241.8	$284.8
New orders (units)	315	363	602	805
Average new order price	$230.3	$270.5	$227.2	$271.9
Backlog (units)			447	781
Average backlog price			$237.2	$296.2
Gross profit margin	$10,862	$21,388	$20,325	$42,447
Gross profit margin percentage	17.5%	16.8%	16.5%	18.1%
Segment profit	$3,952	$7,941	$6,475	$16,642
New order cancellation rate	13.7%	27.7%	13.9%	26.2%
Inventory:
Sold Inventory			$28,889	$68,707
Unsold lots and housing units			$5,159	$7,442
Unsold Inventory Impairments	$140	$—	$140	$—
Contract land deposits, net			$370	$16,537
Total lots controlled			5,977	9,200
Total lots reserved			3,255	2,324
Contract land deposit impairments	$504	$4,114	$520	$3,919
Average active communities	48	67	49	68

Mid Atlantic
Three Months Ended June 30, 2009 and 2008
     The Mid Atlantic segment had an approximate $2,200 increase in segment profit in the three months ended June 30, 2009 compared to the same period in 2008. Revenues decreased approximately $180,500, or 32%, for the three months ended June 30, 2009 from the prior year quarter due primarily to a 21% decrease in the number of units settled and a 14% decrease in the average settlement price. The decrease in units settled is attributable to a 26% lower backlog unit balance entering the second quarter of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The Mid Atlantic segment’s gross profit margin percentage for the second quarter of 2009 increased to 20.1% from 16.6% in the same period in 2008. Gross profit margins were favorably impacted primarily by lower contract land deposit impairment charges in the 2009 quarter of $2,241, or 59 basis points, compared to $12,742, or 228 basis points, in the second quarter of 2008.
     Segment new orders for the second quarter of 2009 increased 6% from the same period in 2008. The segment’s average sales price of new orders decreased 7% in the quarter compared to the second quarter of 2008. New orders increased despite an 18% decrease in the average number of active communities in the second quarter of 2009 compared to the same period in 2008. The increase in new orders was driven in part by the federal tax credit for first-time homebuyers, as well as by favorable mortgage interest rates during the quarter. New orders were also favorably impacted by lower cancellations rates in the second quarter of 2009, decreasing to 14% compared to 19% in the same period in 2008. New order sale prices continue to be negatively impacted by current market conditions which remain challenging due to high levels of new and existing home inventory for sale, low consumer confidence and a tighter lending environment.
Six Months Ended June 30, 2009 and 2008
     The Mid Atlantic segment had an approximate $7,800 decrease in segment profit in the six months ended June 30, 2009 compared to the same period in 2008. Revenues decreased approximately $365,100, or 34%, for the six months ended June 30, 2009 from the prior year period on a 23% decrease in the number of units settled and a 14% decrease in the average settlement price. The decrease in units settled is attributable to a 35% lower backlog unit balance at the beginning of 2009 as compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 17% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage increased to 19.0% in 2009 from 16.9% in 2008. Gross profit margins were favorably impacted primarily by lower contract land deposit impairment charges in the 2009 period of $3,306, or 46 basis points, compared to $18,773, or 173 basis points, in 2008. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by cost control measures taken in prior quarters, reducing material and land costs, as well as personnel costs.
     Segment new orders for the six-month period ended June 30, 2009 were flat with new orders in the prior year period, while the segment’s average sales price of new orders decreased 9% period over period. New orders remained flat despite a decrease in the average number of active communities period over period. As discussed above, we believe that the federal tax credit for first-time homebuyers has had a favorable impact on new orders in the current year period, as first-time homebuyers make up a higher percentage of our total sales in the segment period over period. In addition, new orders were favorably impacted by a decrease in the cancellation rate in the first six months of 2009 to 15% from 22% during the same period of 2008.
     Backlog units and dollars decreased approximately 13% and 26%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 35% lower at the beginning of 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity for the six-month period ended June 30, 2009. Backlog dollars were negatively impacted by the decrease in backlog units and a 14% decrease in the average price of homes in ending backlog, due primarily to the aforementioned

9% decrease in the average selling price for new orders over the six-month period ended June 30, 2009 compared to the same period in 2008.
North East
Three Months Ended June 30, 2009 and 2008
     The North East segment’s profit for the three months ended June 30, 2009 remained flat as compared to the same period in 2008, despite a decrease in revenues of approximately $41,700 or 42%. Revenues declined as a result of a 35% decrease in the number of units settled and an 11% decrease in the average settlement price. The decrease in units settled is primarily attributable to a 34% lower backlog unit balance entering the second quarter of 2009 compared to the same period in 2008. The decrease in the average settlement price is primarily attributable to a 10% lower average price of homes in our beginning backlog balance period over period. Gross profit margins increased to 18.7% in 2009 from 13.9% in 2008. Gross profit margins were favorably impacted primarily by lower contract land deposit impairment charges in the 2009 quarter of $60, or 10 basis points, compared to $3,169, or 321 basis points, in the second quarter of 2008.
     Segment new orders increased 3% in the current quarter compared to the prior year quarter, while the average new order sales price for the second quarter of 2009 decreased 7% from the same period in 2008. The average new order selling prices continue to be negatively impacted by the challenging market conditions and continued pricing pressures in each market within this segment. New orders have been favorably impacted by a decrease in the cancellation rate in the segment to 13% in the second quarter of 2009 from 18% in the second quarter of 2008.
Six Months Ended June 30, 2009 and 2008
     The North East segment had an approximate $3,500 decrease in segment profit in the six-month period ended June 30, 2009 compared to the same period in 2008. Revenues decreased approximately $74,300, or 40%, for the six-month period ended June 30, 2009 from the prior year period. Revenues declined due to a 31% decrease in the number of units settled and a 14% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 40% lower beginning backlog balance entering 2009 as compared to 2008 and 15% lower average price of homes in beginning backlog period over period. Gross profit margins increased to 17.3% in the first six months of 2009 from 15.7% in the same period 2008. The increase in gross margins is attributable primarily to lower contract land deposit impairment charges in the 2009 period of $69, or 6 basis points, compared to the 2008 period of $3,339, or 181 basis points.
     Segment new orders and the average new order sales price for the six-month period ended June 30, 2009, decreased 8% and 7%, respectively, from the same period in 2008. New orders in the current year have been negatively impacted by the continuation of the challenging market conditions and by a 10% reduction in the average number of active communities within the North East segment period over period. New orders have been favorably impacted by a decrease in the cancellation rate to 14% in current year from 18% in the first six months of 2008.
     Backlog units and dollars decreased approximately 15% and 22%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 40% lower entering 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity for the six-month period ended June 30, 2009. Backlog dollars were negatively impacted by the decrease in backlog units and a 7% decrease in the average price of homes in ending backlog, due primarily to the aforementioned 7% decrease in the average selling price for new orders over the six-month period ended June 30, 2009 compared to the same period in 2008.

Mid East
Three Months Ended June 30, 2009 and 2008
     The Mid East segment had an approximate $1,200 decrease in segment profit quarter over quarter. Revenues decreased approximately $40,800, or 26%, due to a 17% decrease in the number of units settled and a 12% decrease in the average settlement price. The decrease in units settled is attributable to a 16% lower backlog unit balance entering the second quarter of 2009 compared to the same period in 2008. The decrease in the average settlement price is primarily attributable to an 11% lower average price of homes in beginning backlog quarter over quarter. Gross profit margins increased to 17.1% in the second quarter of 2009 from 16.6% in the same period of 2008, primarily due to cost control measures taken in prior quarters, reducing material and land costs, as well as personnel costs.
     Segment new orders increased 3% during the second quarter of 2009 compared to the same period in 2008, while the average sales price decreased 7% quarter over quarter. New orders increased despite a 17% decrease in the average number of active communities in the second quarter of 2009 compared to the same period in 2008. The increase in new orders was driven in part by the federal tax credit for first-time homebuyers, as well as, by favorable mortgage interest rates during the quarter. New order average sale prices continue to be negatively impacted by current market conditions which continue to negatively impact pricing in each market within this segment.
Six Months Ended June 30, 2009 and 2008
     The Mid East segment had an approximate $6,700 decrease in segment profit in the six-month period ended June 30, 2009 compared to the same period in 2008. Revenues decreased approximately $98,800, or 32%, for the six months ended June 30, 2009 from the prior year period due to a 25% decrease in the number of units settled and a 11% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 34% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period, respectively. Gross profit margins were flat period over period, as cost reduction measures initiated in prior periods offset the 11% decrease in the average settlement price period over period.
     Segment new orders for the six-month period ended June 30, 2009 were flat compared to the same period in 2008, while the average new order sales price decreased 9% year over year. As discussed above in the second quarter discussion, new orders were favorably impacted by the federal tax credit for first-time homebuyers, as well as favorable mortgage rates during the period. In addition, cancellation rates in the Mid-East segment remained constant at 14% year over year. New order average sale prices continue to be negatively impacted by current market conditions, which continue to negatively impact pricing in each market within this segment.
     Backlog units and dollars decreased approximately 5% and 14%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 34% lower entering 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity for the six-month period ended June 30, 2009. Backlog dollars were negatively impacted by the decrease in backlog units and a 9% decrease in the average price of homes in ending backlog, due primarily to the aforementioned 9% decrease in the average selling price for new orders over the six-month period ended June 30, 2009 compared to the same period in 2008.
South East
Three Months Ended June 30, 2009 and 2008
     The South East segment had an approximate $4,000 decrease in segment profit quarter over quarter. Revenues decreased approximately $65,600, or 51%, due to a 44% decrease in the number of homes settled and a 14% decrease in the average settlement price. The decrease in units settled is attributable to a 55% lower unit backlog entering the second quarter of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price is primarily attributable to a 18% lower average price of units in backlog entering the second quarter of 2009 compared to the same period in 2008. Gross profit margins increased to 17.5% in the second quarter of 2009 from 16.8% in the same period in 2008. Gross profit margins were favorably impacted by lower contract land deposit charges of $504, or 81 basis points, in the second quarter of 2009 compared to $4,114, or 322 basis points in the second quarter of 2008.
     Segment new orders and the average new order sales price during the second quarter of 2009 decreased 13% and 15%, respectively, from the same period in 2008. The decrease in new orders is attributable to the continuing challenging market conditions within each of our markets in the South East segment. In addition, new orders were negatively impacted by a 29% decrease in the average number of active communities quarter over quarter. New orders for the current quarter were favorably impacted by a decrease in the cancellation rate to 14% from 28% in the same period of 2008.
Six Months Ended June 30, 2009 and 2008
     The South East segment had an approximate $10,200 decrease in segment profit in the six-month period ended June 30, 2009 compared to the same period in 2008. Revenues decreased approximately $111,800, or 48%, for the six months ended June 30, 2009 from the prior year period due to a 38% decrease in the number of units settled and a 15% decrease in the average settlement price period over period. The decrease in units settled is attributable to a 56% lower beginning backlog unit balance entering 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 16% lower average price of units in backlog entering 2009 compared to the same period in 2008. Gross profit margins decreased to 16.5% in the first six months of 2009 from 18.1% in the same period of 2008 primarily as a result of the 15% decrease in the average settlement price period over period. This decrease was partially offset by lower contract land deposit charges of $520, or 42 basis points, in 2009 compared to $3,919, or 167 basis points in 2008.
     Segment new orders and the average new order sales price decreased 25% and 16%, respectively, during the six-month period ended June 30, 2009 as compared to the same period in 2008. New orders have been negatively impacted by a 28% decrease in the number of active communities period over period. In addition, the challenging market conditions in the South East segment have continued to negatively impact both new orders and new order sales prices. New orders were favorably impacted by a decrease in cancellation rates to 14% in 2009 from 26% in 2008.
     Backlog units and dollars decreased approximately 43% and 54%, respectively, period over period. The decrease in backlog units is attributable to the beginning backlog units being approximately 56% lower entering 2009 as compared to the beginning of 2008, offset partially by the net new order and settlement activity for the six-month period ended June 30, 2009. Backlog dollars were negatively impacted by the decrease in backlog units and a 20% decrease in the average price of homes in ending backlog, due primarily to the aforementioned 16% decrease in the average selling price for new orders over the six-month period ended June 30, 2009 compared to the same period in 2008.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead, consolidation adjustments, stock option compensation expense and external corporate interest. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expenses are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding 5% Senior Notes due 2010 and working capital line borrowings, and are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$76,378	$93,117	$137,324	$183,248
Homebuilding North East	10,673	13,727	19,112	28,958
Homebuilding Mid East	19,528	25,760	34,806	51,527
Homebuilding South East	10,862	21,388	20,325	42,447
Consolidation adjustments and other	807	14,672	(7,620)	5,422

Segment gross profit	$118,248	$168,664	$203,947	$311,602

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding Consolidated Profit
Before Tax:
Homebuilding Mid Atlantic	$46,978	$44,720	$78,885	$86,727
Homebuilding North East	5,096	5,154	8,323	11,841
Homebuilding Mid East	8,049	9,208	12,744	19,471
Homebuilding South East	3,952	7,941	6,475	16,642
Reconciling items:
Contract land deposit impairments (1)	8,908	16,076	10,461	15,439
Stock option expense (2)	(10,932)	(11,397)	(21,998)	(17,313)
Corporate capital allocation (3)	15,699	28,237	30,395	56,204
Unallocated corporate overhead (4)	(9,262)	(22,469)	(24,331)	(46,154)
Consolidation adjustments and other (5)	(3,244)	4,907	(7,270)	4,567
Corporate interest expense	(2,372)	(3,115)	(5,042)	(6,230)

Reconciling items sub-total	(1,203)	12,239	(17,785)	6,513

Homebuilding consolidated profit before taxes	$62,872	$79,262	$88,642	$141,194

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During each of the second quarters of 2009 and 2008, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments, and to certain recoveries of deposits previously determined to be impaired.

(2)	During the first quarter of 2008, the Company adjusted the estimated forfeiture rate used in the calculation of stock option expense. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding Mid Atlantic	$10,436	$18,956	$20,010	$37,710
Homebuilding North East	1,710	2,666	3,261	5,449
Homebuilding Mid East	2,179	3,257	4,242	6,558
Homebuilding South East	1,374	3,358	2,882	6,487

Total	$15,699	$28,237	$30,395	$56,204

(4)	The decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The decrease in consolidation adjustments and other is primarily due to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.
Mortgage Banking Segment
Three and Six Months Ended June 30, 2009 and 2008
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loan closing volume:
Total principal	$487,618	$593,867	$914,912	$1,117,405

Loan volume mix:
Adjustable rate mortgages	1%	3%	1%	4%

Fixed-rate mortgages	99%	97%	99%	96%

Operating profit:
Segment profit	$7,659	$7,857	$13,209	$19,517
Stock option expense	(702)	(702)	(1,404)	(1,119)

Mortgage banking income before tax	$6,957	$7,155	$11,805	$18,398

Mortgage banking fees:
Net gain on sale of loans	$9,776	$10,804	$17,340	$25,175
Title services	3,087	3,772	5,694	7,216
Servicing	80	114	179	361

	$12,943	$14,690	$23,213	$32,752

     Loan closing volume for the three months ended June 30, 2009 decreased 18% from the same period in 2008. The 2009 decrease is primarily attributable to a 13% decrease in the number of units closed and a 6% decrease in the average loan amount. Loan closing volume for the six months ended June 30, 2009 decreased 18% from the same period in 2008. This decrease is primarily attributable to a 13% decrease in the number of units closed and a 6% decrease in the average loan amount. The unit decreases for the three and six months ending June 30, 2009 primarily reflect the aforementioned decreases in the number of homes that our homebuilding segment settled during the same periods in 2008. The unit decreases for the three and six month periods ended June 30, 2009 were partially offset by an 8 percentage point increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). The Capture Rate for the three month period ended June 30, 2009 increased to 92%, compared to 84% for same period in 2008 and the Capture Rate for the six month period ended June 30, 2009 increased to 91%, compared to 83% for the same period in 2008. The decrease in the average loan amounts for both the three and six month periods ending June 30, 2009 are primarily attributable to the previously mentioned decrease in the homebuilding segment’s average selling price.
     Segment profit for the three months ended June 30, 2009, decreased approximately $200 from the same period for 2008. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the previously mentioned decrease in closing volume, which was partially offset by an increase in secondary marketing fees from the same period in 2008. Segment profit for the three months ended June 30, 2009 was favorably impacted by an approximate $1,900 decrease in general and administrative expenses. This decrease was primarily attributable to a $1,600 decrease in salary and other personnel costs due to a 27% reduction in staffing from the same period for 2008.
     Segment profit for the six months ended June 30, 2009 decreased approximately $6,300 from the same period for 2008. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the previously mentioned decrease in closing volume and an approximate $6,500 decrease in unrealized income from the fair value measurements of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below). The decrease in mortgage banking fees due to the decrease in closing volume was partially offset by an increase in secondary marketing fees from the same period in 2008. Segment profit for the six months ended June 30, 2009 was favorably impacted by an approximate $4,100 decrease in general and administrative expenses. This decrease was primarily attributable to an approximate $3,900 decrease in salary and other personnel costs due to a 30% reduction in staffing from the same period for 2008.
     The aforementioned $6,500 decrease in unrealized income from the fair value measurement for the six month period ended June 30, 2009 compared to the same period in 2008 was primarily due to the January 1, 2008 adoption of Staff Accounting Bulleting 109, Written Loan commitments recorded at Fair Value through Earnings (“SAB No. 109”) and FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which resulted in a net increase of approximately $8,000 in unrealized income for the six month period ended June 30, 2008. As a result of the adoption of SAB No. 109 and SFAS No. 157, the fair value measurement for locked loan commitments and closed loans held for sale now includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value measurement, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The resulting $8,000 unrealized gain for the six month period ended June 30, 2008 from the fair value measurement is primarily attributable to the inclusion of the value of the servicing rights in the fair value measurement as required by SAB No. 109 and was further increased due to the principal volume of our locked loan pipeline increasing as a result of a 180 day extended lock program offered to homebuyers that was instituted during the six month period ended June 30, 2008 and was discontinued during the quarter ended September 30, 2008. The approximate $1,400 in unrealized income from the fair value measurement for the six month period ended June 30, 2009 is primarily the result of an increase in the principal volume of the locked loan commitments and closed loans held for sale as of June 30, 2009 compared to the fair value measurement for the period ended December 31, 2008. The fair value calculations are classified as Level 2 observable inputs as defined in SFAS No. 157 (refer to Note 11, Fair Value Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for additional information).
     NVRM is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the six month period ended June 30, 2009, net cash used for operating activities was $22,393. Cash was provided by homebuilding operations, which was offset primarily by a $60,000 increase in our homebuilding inventory, as a result of an increase in sold units under construction at June 30, 2009 compared to December 31, 2008. The presentation of operating cash flows was also reduced by $46,447, which is the amount of the excess tax benefit realized from the exercise of stock options during the year and credited directly to additional paid in capital.
     Net cash used for investing activities was $658,369 for the period ended June 30, 2009, which primarily resulted from the net purchase of $658,362 of marketable securities throughout the period. The marketable securities are classified as held-to-maturity securities and mature within one year. The following security types are included in the marketable securities balance at June 30, 2009:

June 30, 2009
Marketable Securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$309,018
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	349,344

Total Marketable Securities	$658,362

     Net cash provided by financing activities was $116,387 for the period ended June 30, 2009. Stock option exercise activity during the period ending June 30, 2009 provided $45,550 in exercise proceeds, and we realized an excess income tax benefit of $46,447, which pursuant to SFAS No. 123R, must be reported as a financing cash inflow. We also increased borrowings under the mortgage Repurchase Agreement by approximately $52,000 based on current borrowing needs. Cash was used during the period ended June 30, 2009 to repurchase $27,950 of our outstanding 5% Senior Notes, at par.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $600,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $14,320 was outstanding at June 30, 2009. There were no direct borrowings outstanding under the Facility as of June 30, 2009 and there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2008, NVRM entered into a Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Repurchase Agreement”). The Repurchase Agreement replaced NVRM’s warehouse credit facility. The Repurchase Agreement provides for loan purchases up to $110,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $150,000. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, under which $97,021 was outstanding at June 30, 2009. As of June 30, 2009, there were no borrowing base limitations reducing the amount available to NVRM for borrowings. The Repurchase Agreement expires on August 4, 2009. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The average Pricing Rate on outstanding balances at June 30, 2009 was 1.9%. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at June 30, 2009. We expect that we will be able to renew the Repurchase Agreement at current market terms prior to its expiration.
     During the three month period ended June 30, 2009, we repurchased $27,950 of our outstanding 5% Senior Notes due June 15, 2010 (“Notes”) on the open market at par, reducing the Notes balance to $135,370.
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
     Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2009 balance sheet to be adequate (see note 3 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value in conformity with the procedures specified by Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the portion of the our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2009 balance sheet (see Note 9 to the accompanying condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock Option Expense
     SFAS No. 123R, Share-Based Payment (SFAS No. 123R”), requires us to recognize within our income statement compensation costs related to our stock based compensation plans. The costs recognized are based on the grant date fair value. Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
      There have been no material changes in our market risks during the six months ended June 30, 2009. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes, and we continue to experience an elevated rate of sales contract cancellations. Our cancellation rate was approximately 23%, 21% and 19% during 2008, 2007 and 2006, respectively. Our cancellation rate was14% during the six months ended June 30, 2009, which approximates our long-term normalized historical cancellation rate; however, that rate may not be indicative of the full year cancellation rate that we will experience for 2009. These ongoing market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales, resulting in fewer gross sales and/or higher cancellation rates, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 38% of our home settlements during 2009 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 48% of our homebuilding revenues in 2009. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
     We had one repurchase authorization outstanding during the quarter ended June 30, 2009. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the second quarter of 2009. We have $226.3 million available under the July Authorization as of June 30, 2009.
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

July 29, 2009	NVR, Inc.

	By:	/s/ Dennis M. Seremet

Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	48

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	49

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50