Form 10-Q
period 2009-09-30
NVR INC
filed 2009-11-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2009 there were 5,937,959 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,114,581	$1,146,426
Marketable securities	259,406	—
Receivables	9,015	11,594
Inventory:
Lots and housing units, covered under sales agreements with customers	415,104	335,238
Unsold lots and housing units	59,370	57,639
Manufacturing materials and other	4,365	7,693

	478,839	400,570

Contract land deposits, net	32,326	29,073
Consolidated assets not owned	57,461	114,930
Property, plant and equipment, net	20,624	25,658
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	231,968	242,626

	2,245,800	2,012,457

Mortgage Banking:
Cash and cash equivalents	1,090	1,217
Mortgage loans held for sale, net	110,095	72,488
Property and equipment, net	544	759
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	9,904	8,968

	128,980	90,779

Total assets	$2,374,780	$2,103,236

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$150,304	$137,285
Accrued expenses and other liabilities	198,106	194,869
Liabilities related to consolidated assets not owned	52,896	109,439
Customer deposits	66,819	59,623
Other term debt	2,294	2,530
Senior notes	133,370	163,320

	603,789	667,066

Mortgage Banking:
Accounts payable and other liabilities	23,797	17,842
Notes payable	75,607	44,539

	99,404	62,381

Total liabilities	703,193	729,447

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 and 20,561,187 shares issued as of September 30, 2009 and December 31, 2008, respectively	206	206
Additional paid-in-capital	810,132	722,265
Deferred compensation trust — 265,278 and 514,470 shares of NVR, Inc. common stock as of September 30, 2009 and December 31, 2008, respectively	(40,799)	(74,978)
Deferred compensation liability	40,799	74,978
Retained earnings	3,762,428	3,630,887
Less treasury stock at cost — 14,632,950 and 15,028,335 shares at September 30, 2009 and December 31, 2008, respectively	(2,901,179)	(2,979,569)

Total shareholders’ equity	1,671,587	1,373,789

Total liabilities and shareholders’ equity	$2,374,780	$2,103,236

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding:
Revenues	$792,510	$928,265	$1,953,327	$2,739,167
Other income	2,222	4,256	6,511	14,356
Cost of sales	(636,642)	(805,931)	(1,593,512)	(2,305,231)
Selling, general and administrative	(56,662)	(66,796)	(171,020)	(240,833)

Operating income	101,428	59,794	195,306	207,459
Interest expense	(2,802)	(3,259)	(8,038)	(9,730)

Homebuilding income	98,626	56,535	187,268	197,729

Mortgage Banking:
Mortgage banking fees	21,506	10,946	44,719	43,698
Interest income	887	929	2,082	2,608
Other income	215	188	458	531
General and administrative	(7,486)	(7,761)	(19,719)	(23,823)
Interest expense	(308)	(230)	(921)	(544)

Mortgage banking income	14,814	4,072	26,619	22,470

Income before taxes	113,440	60,607	213,887	220,199

Income tax expense	(41,313)	(24,056)	(82,346)	(88,850)

Net income	$72,127	$36,551	$131,541	$131,349

Basic earnings per share	$12.29	$6.72	$22.83	$24.60

Diluted earnings per share	$11.59	$6.12	$21.57	$22.21

Basic average shares outstanding	5,866	5,438	5,762	5,340

Diluted average shares outstanding	6,223	5,968	6,098	5,915

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$131,541	$131,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,696	10,712
Stock option compensation expense	34,848	29,716
Excess income tax benefit from exercise of stock options	(58,656)	(37,927)
Contract land deposit impairments (recoveries)	(5,705)	55,248
Mortgage loans closed	(1,427,100)	(1,496,365)
Proceeds from sales of mortgage loans	1,420,515	1,516,144
Principal payments on mortgage loans held for sale	1,568	3,591
Gain on sale of loans	(35,000)	(32,242)
Net change in assets and liabilities:
(Increase) decrease in inventories	(78,269)	77,834
Decrease in receivables	2,553	699
Decrease in contract land deposits	2,665	5,423
Increase (decrease) in accounts payable, customer deposits and accrued expenses	88,283	(54,013)
Other, net	10,997	5,391

Net cash provided by operating activities	95,936	215,560

Cash flows from investing activities:
Purchase of marketable securities, net	(259,406)	—
Purchase of property, plant and equipment	(1,546)	(5,080)
Other, net	753	1,188

Net cash used in investing activities	(260,199)	(3,892)

Cash flows from financing activities:
Net borrowings under notes payable, and other term debt	30,832	7,129
Repurchase of senior notes	(29,950)	—
Excess income tax benefit from exercise of stock options	58,656	37,927
Proceeds from exercise of stock options	72,753	44,108

Net cash provided by financing activities	132,291	89,164

Net (decrease) increase in cash and cash equivalents	(31,972)	300,832
Cash and cash equivalents, beginning of the period	1,147,643	664,209

Cash and cash equivalents, end of period	$1,115,671	$965,041

Supplemental disclosures of cash flow information:

Interest paid during the period	$6,017	$6,937

Income taxes paid, net of refunds	$(33,584)	$56,029

Supplemental disclosures of non-cash activities:
Net consolidated assets not owned	$(926)	$(7,086)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We have evaluated all subsequent events through November 3, 2009, the date the financial statements were issued.
     For the three and nine-month periods ended September 30, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Consolidation of Variable Interest Entities
     The primary beneficiary of a variable interest entity is required to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interest, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates these provisions as it relates to its finished lot acquisition strategy.
     NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of September 30, 2009, the Company controlled approximately 43,700 lots with deposits in cash and letters of credit totaling approximately $162,500 and $5,500, respectively. See note 3 for further discussion of contract land deposits.
     NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. NVR does not have any financial or specific performance guarantees, or completion obligations, under these purchase agreements, with the exception of two specific performance contracts pursuant to which the Company is committed to purchasing approximately seventeen finished lots at an aggregate purchase price of approximately $2,200. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. Except as described below, NVR also does not share in an allocation of either the profit earned or loss incurred by any of these entities.
     On a limited basis, NVR makes investments in joint venture limited liability corporations (“LLCs”) for the purpose of obtaining finished lots All LLCs are structured such that NVR is a non-controlling member and is at risk only for the amount invested by the Company. The Company has additional funding commitments totaling $4,000 to one LLC should additional investment be required. NVR is not a borrower, guarantor or obligor of any of the LLCs debt. NVR enters into a standard fixed price purchase agreement to purchase lots from the LLCs. NVR recognizes its share of earnings of the LLCs as an adjustment of the cost basis of the lots at the time that the lot and related home is settled with an external customer. At September 30, 2009, NVR had an aggregate investment in eleven separate LLCs totaling approximately $26,100, which is included in “Other assets” in the condensed consolidated balance sheets. This investment was offset by a valuation reserve of approximately $4,100 as of September 30, 2009 attributable to investments in certain LLCs that the Company determined were not fully recoverable.
     Forward contracts, such as the fixed price purchase agreements utilized by NVR to acquire finished lot inventory, are deemed to be “variable interests”. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the LLCs, are examined for possible consolidation by NVR. NVR has developed a methodology to determine whether it, or conversely, the owner(s) of the applicable development entity is the primary beneficiary of a development entity. The methodology used to evaluate NVR’s primary beneficiary status requires substantial management judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although management believes that its accounting policy is designed to properly assess NVR’s primary beneficiary status relative to its involvement with the development entities from which NVR acquires finished lots, changes to the probabilities and the cash flow possibilities used in NVR’s evaluation could produce widely different conclusions regarding whether NVR is or is not a development entity’s primary beneficiary.
     The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of eighteen of those development entities with which the agreements and arrangements are held. As a result, at September 30, 2009, NVR has consolidated such development entities in the accompanying condensed consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation at September 30, 2009 was the inclusion on the balance sheet of $57,461 as “Consolidated assets not owned,” with a corresponding inclusion of $52,896 as “Liabilities related to consolidated assets not owned,” after elimination of intercompany items. Inclusive in these totals were assets of approximately $23,000 and liabilities of approximately $23,000 estimated for seven development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Following is the consolidating schedule at September 30, 2009:

	NVR, Inc.	Consolidated
	and	Entities Not		Consolidated
	Subsidiaries	Owned	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$1,114,581	$—	$—	$1,114,581
Marketable securities	259,406	—	—	259,406
Receivables	9,015	—	—	9,015
Homebuilding inventory	478,839	—	—	478,839
Property, plant and equipment, net	20,624	—	—	20,624
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	32,912	—	(586)	32,326
Other assets, net	235,947	—	(3,979)	231,968

	2,192,904	—	(4,565)	2,188,339

Mortgage banking assets:	128,980	—	—	128,980

Consolidated entities not owned:
Land under development	—	57,153	—	57,153
Other assets	—	308	—	308

	—	57,461	—	57,461

Total assets	$2,321,884	$57,461	$(4,565)	$2,374,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$348,410	$—	$—	$348,410
Customer deposits	66,819	—	—	66,819
Other term debt	2,294	—	—	2,294
Senior notes	133,370	—	—	133,370

	550,893	—	—	550,893

Mortgage banking liabilities:	99,404	—	—	99,404

Consolidated entities not owned:
Accounts payable, accrued expenses and other	—	12,405	4,522	16,927
Debt	—	35,969	—	35,969
Contract land deposits	—	4,586	(4,586)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—

	—	57,461	(4,565)	52,896

Equity	1,671,587	—	—	1,671,587

Total liabilities and shareholders’ equity	$2,321,884	$57,461	$(4,565)	$2,374,780

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
3. Contract Land Deposits
     During the three and nine-month periods ended September 30, 2009, the Company recognized the pre-tax recovery of approximately $1,000 and $5,700, respectively, of contract land deposits previously determined to be uncollectible. During the three and nine-month periods ended September 30, 2008, the Company incurred pre-tax impairment charges on contract land deposits of approximately $42,800, and $55,200, respectively. The contract land deposit asset is shown net of a $129,600 and $147,900 impairment valuation allowance at September 30, 2009 and December 31, 2008, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	5,866,000	5,438,000	5,762,000	5,340,000
Shares issuable upon exercise of dilutive options	357,000	530,000	336,000	575,000

Diluted average number of shares outstanding	6,223,000	5,968,000	6,098,000	5,915,000

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
     Options to purchase 45,053 and 317,322 shares of common stock during the three and nine months ended September 30, 2009, and options to purchase 319,617 shares of common stock during both the three and nine months ended September 30, 2008, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 377,386 performance-based options were outstanding as of September 30, 2008 that were excluded from the computation of diluted earnings per share because the performance target had not been achieved. The performance target was not met at December 31, 2008 and all of the performance-based options outstanding at that time expired unexercisable.
5. Marketable Securities
     As of September 30, 2009 the Company held marketable securities totaling $259,406. These securities, which are debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, are classified by the Company as held-to-maturity, are measured at amortized cost and mature within one year.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
6. Excess Reorganization Value
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2009, and as of September 30, 2009, management believes that there was no impairment of excess reorganization value.
7. Uncertainty in Income Taxes
     As of January 1, 2009, the Company had approximately $53,339 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. As of January 1, 2009, the Company had a total of $5,150 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that generally it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2006.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2008	$206	$722,265	$3,630,887	$(2,979,569)	$(74,978)	$74,978	$1,373,789

Net income	—	—	131,541	—	—	—	131,541
Deferred compensation activity	—	—	—	—	34,179	(34,179)	—
Stock-based compensation	—	34,848	—	—	—	—	34,848
Stock option activity	—	72,753	—	—	—	—	72,753
Tax benefit from stock-based compensation activity	—	58,656	—	—	—	—	58,656
Treasury shares issued upon option exercise	—	(78,390)	—	78,390	—	—	—

Balance, September 30, 2009	$206	$810,132	$3,762,428	$(2,901,179)	$(40,799)	$40,799	$1,671,587

     The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2009. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
shares acquired. Approximately 395,000 options to purchase shares of the Company’s common stock were exercised during the nine months ended September 30, 2009.
9. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty reserve, beginning of period	$60,858	$69,750	$68,084	$70,284
Provision	11,154	9,827	18,806	26,816
Payments	(9,376)	(11,048)	(24,254)	(28,571)

Warranty reserve, end of period	$62,636	$68,529	$62,636	$68,529

10. Segment Disclosures
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
     Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland, and Delaware
     Homebuilding North East — New Jersey and eastern Pennsylvania
     Homebuilding Mid East — Kentucky, New York, Ohio, western Pennsylvania and Indiana
     Homebuilding South East — North Carolina, South Carolina, Florida and Tennessee
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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Homebuilding Mid Atlantic	$491,669	$531,451	$1,212,785	$1,617,708
Homebuilding North East	74,563	80,695	185,081	265,474
Homebuilding Mid East	156,281	182,324	362,373	487,253
Homebuilding South East	69,997	133,795	193,088	368,732
Mortgage Banking	21,506	10,946	44,719	43,698

Consolidated revenues	$814,016	$939,211	$1,998,046	$2,782,865

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Profit:
Homebuilding Mid Atlantic	$71,919	$45,668	$150,804	$132,395
Homebuilding North East	7,156	5,173	15,479	17,014
Homebuilding Mid East	18,225	17,622	30,970	37,093
Homebuilding South East	2,870	10,578	9,344	27,220
Mortgage Banking	15,515	4,774	28,724	24,291

Segment profit	115,685	83,815	235,321	238,013

Contract land deposit impairments (1)	6,841	(40,014)	17,302	(24,575)
Stock option expense (2)	(11,446)	(11,284)	(34,848)	(29,716)
Corporate capital allocation (3)	17,003	27,395	47,398	83,599
Unallocated corporate overhead (4)	(10,017)	(5,447)	(34,348)	(51,601)
Consolidation adjustments and other (5)	(1,920)	9,260	(9,190)	13,827
Corporate interest expense	(2,706)	(3,118)	(7,748)	(9,348)

Reconciling items sub-total	(2,245)	(23,208)	(21,434)	(17,814)

Consolidated income before tax	$113,440	$60,607	$213,887	$220,199

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	September 30,
	2009	2008
Assets:
Homebuilding Mid Atlantic	$471,449	$615,586
Homebuilding North East	56,637	79,328
Homebuilding Mid East	108,451	128,853
Homebuilding South East	52,223	100,728
Mortgage Banking	121,633	124,473

Segment assets	810,393	1,048,968

Consolidated assets not owned	57,461	127,074
Cash	1,114,581	963,313
Marketable securities	259,406	—
Deferred taxes	193,460	214,456
Intangible assets (6)	48,927	60,634
Contract land deposit and LLCs reserve	(136,154)	(145,294)
Consolidation adjustments and other	26,706	39,001

Reconciling items sub-total	1,564,387	1,259,184

Consolidated assets	$2,374,780	$2,308,152

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During the 2009 quarter and year to date periods, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments, and to certain recoveries of deposits previously determined to be impaired.

(2)	The year to date variance is attributable to an adjustment made to the estimated forfeiture rate used in the calculation of stock option expense in the first quarter of 2008. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding Mid Atlantic	$11,341	$18,334	$31,351	$56,044
Homebuilding North East	1,727	2,346	4,988	7,795
Homebuilding Mid East	2,448	3,339	6,690	9,897
Homebuilding South East	1,487	3,376	4,369	9,863

Total	$17,003	$27,395	$47,398	$83,599

(4)	The year to date decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The decrease in consolidation adjustments and other is primarily due to production volume increases period over period, as well as to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(6)	The decrease is attributable to the fourth quarter 2008 write-off of goodwill and indefinite life intangible assets related to the Company’s acquisitions of Rymarc Homes and Fox Ridge Homes.
11. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of September 30, 2009 and December 31, 2008 was $135,133 and $161,937, respectively. The estimated fair value is based on a quoted market price. The carrying value was $133,370 and $163,320 at September 30, 2009 and December 31, 2008, respectively.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR Mortgage Finance, Inc. (“NVRM”), NVR’s mortgage banking segment, enters into contractual commitments to extend credit to homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2009, there were contractual commitments to extend credit to borrowers aggregating approximately $239,000 and open forward delivery contracts aggregating approximately $269,000.
     GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable:
i)	the assumed gain/loss of the expected resultant loan sale (level 2);

ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (level 2); and

iii)	the value of the servicing rights associated with the loan (level 2).
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 167 basis points of the loan amount as of September 30, 2009, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 17% fallout rate when measuring the fair value of rate lock

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value until sale. The fair value of loans held-for-sale of $110,095 included in the accompanying condensed consolidated balance sheet exceeds its aggregate principal balance of $107,835 by $2,260.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	September 30, 2009
Derivative Assets:
Rate Lock Commitments	NVRM — Other assets	$3,469

Derivative Liabilities:
Forward Sales Contracts	NVRM — Accounts payable and other liabilities	$1,523

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$238,797	$(869)	$1,037	$3,301	$—	$3,469
Forward sales contracts	$268,716	—	—	—	(1,523)	(1,523)
Mortgages held for sale	$107,835	(437)	887	1,810	—	2,260

Total Fair Value Measurement, September 30, 2009		(1,306)	1,924	5,111	(1,523)	4,206

Less: Fair Value Measurement, December 31, 2008		(1,197)	2,021	1,825	(1,743)	906

Total Fair Value Adjustment for the period ended September 30, 2009		$(109)	$(97)	$3,286	$220	$3,300

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s locked loan commitments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
12. Debt
     On August 5, 2009, NVRM renewed its Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers thereto (the “Master Repurchase Agreement”) pursuant to a First Amendment to Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as Buyer (“Agent”), and the other Buyers thereto (together with the Master Repurchase Agreement, the “Amended Repurchase Agreement”). The purpose of the Amended Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Amended Repurchase Agreement provides for loan purchases up to $100 million, subject to certain sublimits. In addition, the Amended Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125 million. The Amended Repurchase Agreement expires on August 3, 2010.
     At September 30, 2009, there was $75,607 outstanding under the Amended Repurchase Agreement, which is included in liabilities in the accompanying condensed consolidated balance sheets. Amounts outstanding under the Amended Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the September 30, 2009 balance sheet in the accompanying condensed consolidated financial statements. As of September 30, 2009, there were no aggregate outstanding purchase price limitations reducing the amount available to NVRM. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
     On August 4, 2009, NVR, Inc., as borrower (“NVR”), entered into an amendment to its $600 million revolving credit agreement with the Lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Facility”), to reduce the total available borrowings under the Facility to $300 million, to eliminate the accordion feature and to amend or eliminate certain non-financial covenants. The Facility’s termination date was unaffected by the amendment and remains December 6, 2010. At September 30, 2009, there were no borrowings under the Facility.
     On August 4, 2009 NVR repurchased $2,000 of its 5% Senior Notes due June 15, 2010 (the “Notes”) on the open market at par, reducing the Notes balance at September 30, 2009 to $133,370.
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
14. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”) [Accounting Standards Codification “ASC” 810-10-65]. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement, but deducted to arrive at income available to common shareholders. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS No. 160 was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”) [ASC 820-10-15], Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-2 became effective for the Company beginning January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161 [ASC 815-10-15], Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for the Company beginning January 1, 2009. The Company conformed its disclosures to the requirements of SFAS No. 161.
     In April 2009, the FASB issued FASB Staff Positions No. FAS 107-1 and No. APB 28-1 (“FSP No. 107-1 and APB No. 28-1”) [ASC 825-10-65], Interim Disclosures about Fair Value of Financial Instruments, which enhances the interim disclosures required for the fair value of financial instruments and requires companies to disclose the methods and assumptions used to estimate the fair value of financial instruments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
FSP No. 107-1 and APB 28-1 were effective for the Company beginning April 1, 2009. The Company conformed its disclosures to the requirements of FSP No. 107-1 and APB No. 28-1.
     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP No. 157-4”) [ASC 820-10-65], Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 also reaffirms the objective of fair value measurement as stated in SFAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. FSP No. 157-4 was effective for the Company beginning April 1, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Positions No. FAS 115-2 and No. FAS 124-2, (“FSP No. 115-2 and FSP No. 124-2”) [ASC 320-10-65], Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities. FSP No. 115-2 and FSP No. 124-2 changes the existing other-than-temporary impairment model for debt securities and expands and increases the frequency of disclosures for other-than-temporary impairments for debt and equity securities. It was effective for the Company beginning April 1, 2009. The adoption of FSP No. 115-2 and FSP No. 124-2 did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) [ASC 855-10-05], which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning April 1, 2009. The Company has conformed its disclosures to the requirements of SFAS No. 165.
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
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS No. 167 on its consolidated financial statements and results of operations.
     In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 168”) [ASC 105-10-05], which supersedes SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 was effective for interim and annual periods ending after September 15, 2009.

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
Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
Overview
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To more fully serve our homebuilding customers, we also operate a mortgage banking and title services business. Our homebuilding reportable segments consist of the following markets:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania and Indiana
South East:	North Carolina, South Carolina, Florida and Tennessee
During the third quarter of 2009, we opened new operations in the Orlando, FL, Raleigh, NC and Indianapolis, IN metropolitan areas. We currently have 2 active communities in the Orlando market and one active community in the Raleigh market. We expect to open 10 communities in the Indianapolis market during the fourth quarter.
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
     Because we are not active in the land development business, our continued success is contingent upon, among other things, our ability to control an adequate supply of finished lots at current market prices, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished lots from various development entities under fixed price lot purchase agreements (“purchase agreements”). These purchase agreements require deposits in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and development. As of September 30, 2009, we controlled approximately 43,700 lots with deposits in cash and letters of credit totaling approximately $162,500 and $5,500, respectively. Included in the number of controlled lots are approximately 15,700 lots for which we have recorded a contract land deposit impairment reserve of $129,600 as of September 30, 2009. See note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
Current Overview of the Business Environment
     The current home sales environment remains challenging, still characterized by high levels of existing and new homes available for sale driven by slowed demand and high foreclosure rates. Additionally, homebuyer confidence continues to be negatively impacted by the continuing economic recession and concerns regarding increasing unemployment as well as concerns regarding the stability of home values. The current home sales environment also continues to be adversely impacted by a restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing, as well as making it difficult for them to sell their current homes. Despite these challenging market conditions, new orders, net of cancellations (“new orders”), increased 13% in the third quarter of 2009 as compared to the same period in 2008, driven we believe in part by the federal tax credit for first-time homebuyers. Although new orders increased quarter over quarter, we experienced a month to month sequential decline in new orders during the current quarter. We believe that these sequential monthly declines are due in part to the continuing uncertainty in the market and to the impending November 30, 2009 first time homebuyer federal tax credit deadline. As the quarter progressed, we were unable to guarantee delivery of homes prior to the expiration date of the federal tax credit program, which in turn limited our ability to sell to first time homebuyers seeking to qualify for the federal tax credit. Selling prices in most of our market segments continue to be negatively impacted by current market conditions. New orders for the nine months ended September 30, 2009 were flat with new orders for the same period in 2008. We continue to see improvement in the cancellation rate year over year, decreasing to 14% in the third quarter of 2009 as compared to 24% in the same period of 2008. Overall new order selling prices declined 2% in the third quarter of 2009 as compared to the third quarter of 2008 and are down 7% for the nine months ended September 30, 2009 compared to the same period in 2008.
     Reflecting the challenging market conditions discussed above, consolidated revenues totaled $814,016 for the quarter ended September 30, 2009, a 13% decrease from the same period in 2008. Despite this decline in revenue quarter over quarter, net income and diluted earnings per share in the third quarter of 2009 increased approximately 97% and 89%, respectively, compared to the third quarter of 2008. Gross profit margins within our homebuilding business improved to 19.7% in the third quarter of 2009 as compared to 13.2% in the third quarter of 2008. The third quarter 2008 gross profit margin results were negatively impacted by a $42,839 land deposit impairment charge.
     Based on continuing market uncertainties in both the homebuilding and mortgage markets, we expect to experience continued sales and pricing pressures over the next several quarters, and in turn, continued pressure on gross profit margins. To offset declining selling prices and customer affordability issues, we continue to work aggressively with our subcontractors and suppliers to reduce material and labor costs incurred in the construction process. We continue to work with our developers in certain of our communities to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with a slower sales pace. In communities where we are unsuccessful in negotiating necessary adjustments to the contracts to meet current market conditions, we may exit the community and forfeit our deposit. During the quarter ended September 30, 2009, we recognized a net recovery of approximately $1,000 of contract land deposits previously determined to be uncollectible. In the quarter ended September 30, 2008, we incurred contract land deposit impairment charges of approximately $42,800. In addition to these cost reduction measures, we also continue to assess and adjust our staffing levels and organizational structure as market conditions warrant. Finally, we continue to strengthen our balance sheet and liquidity. As of September 30, 2009, our cash and cash equivalents and marketable securities balances totaled approximately $1,375,000.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$792,510	$928,265	$1,953,327	$2,739,167
Cost of Sales	$636,642	$805,931	$1,593,512	$2,305,231
Gross profit margin percentage	19.7%	13.2%	18.4%	15.8%
Selling, general and administrative	$56,662	$66,796	$171,020	$240,833
Settlements (units)	2,671	2,750	6,492	7,965
Average settlement price	$296.3	$337.1	$300.4	$343.5
New orders (units)	2,255	2,002	7,409	7,403
Average new order price	$297.1	$302.9	$291.3	$314.1
Backlog (units)			4,081	4,583
Average backlog price			$296.6	$327.3
Consolidated Homebuilding — Three Months Ended September 30, 2009 and 2008
     Homebuilding revenues decreased 15% for the third quarter of 2009 compared to the same period in 2008 as a result of a 12% decrease in the average settlement price and a 3% decrease in the number of units settled quarter over quarter. The decrease in the average settlement prices were primarily impacted by a 13% lower average price of homes in backlog entering the third quarter of 2009 compared to the same period in 2008. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 16% lower at the start of the third quarter of 2009 compared to the same period of 2008, offset by a higher backlog turnover rate period over period.
     Gross profit margins in the quarter ended September 30, 2009 increased compared to the third quarter of 2008 primarily due to the aforementioned $42,839 in contract land deposit impairment charges incurred in the third quarter of 2008. In addition, gross profit margins were favorably impacted by cost control measures initiated in prior quarters and lower lumber and certain other commodity prices. Despite these favorable results in the third quarter of 2009, market conditions continue to put pressure on new order selling prices, and we expect to continue to experience gross profit margin pressure over at least the next several quarters.
     The number of new orders for the third quarter of 2009 increased 13% compared to the third quarter of 2008. As discussed in the Overview section above, the increase in new orders was driven we believe in part by the federal tax credit for first-time homebuyers. In addition, new orders were favorably impacted by a reduction in the cancellation rate to 14% in the third quarter of 2009 from 24% in the third quarter of 2008. During the current quarter, we experienced a month to month sequential decline in new orders. This we believe is a result of the continuing uncertainty in market conditions and the impending November 30, 2009 first-time homebuyer federal tax credit deadline, as we were unable to guarantee delivery of homes prior to that deadline. Due to this market uncertainty, we expect to experience continued pressure on sales and selling prices over at least the next several quarters in most of our market segments.
     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2009 decreased by approximately $10,100 compared to the third quarter of 2008. The decrease in SG&A expenses is primarily attributable to an approximate $9,300 decrease in selling and marketing costs due primarily to a 18% reduction in the average number of active communities in the third quarter of 2009 compared to the third quarter of 2008.
Consolidated Homebuilding — Nine Months Ended September 30, 2009 and 2008
     Homebuilding revenues decreased 29% for the nine months ended September 30, 2009 compared to the same period in 2008 due to a 18% decrease in the number of units settled and a 13% decrease in the average settlement price. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 39% lower entering 2009 compared to the backlog unit balance entering 2008, offset partially by a higher backlog turnover rate period over period. Average settlement prices were impacted primarily by a 15% lower average price of homes in the beginning backlog entering 2009 compared to the same period in 2008.
     Gross profit margins for the nine month period ended September 30, 2009 improved to 18.4% compared to 15.8% for the same period of 2008 primarily due to a favorable variance in contract land deposit impairment charges period over period. For the first nine months of 2009, we recognized the recovery of approximately $5,700, or 29 basis points, of contract land deposits previously determined to be uncollectible. In the comparative period for 2008, we recognized a contract land deposit impairment charge of approximately $55,200, or 202 basis points.
     New orders for the nine months ended September 30, 2009 were flat as compared to the same period in 2008, while the average sales price of new orders decreased 7% over the same respective periods. As mentioned above in the quarterly discussion, the number of new orders was favorably impacted by the federal tax credit for first-time homebuyers as well as by a decrease in the cancellation rate to 14% for the nine month period in 2009 from 22% in the comparative 2008 period. Average selling prices continue to be negatively impacted by the aforementioned challenging market conditions.
     SG&A expenses for the nine-month period ended September 30, 2009 decreased approximately $69,800 compared to the same period in 2008, and as a percentage of revenue were consistent with the prior year at 8.8%. The decrease in SG&A expenses is primarily attributable to a $30,300 decrease in selling and marketing costs in 2009 compared to the same period in 2008 due to an 18% decrease in the average number of active communities year over year. In addition, personnel costs were down approximately $26,900 as a result of lower staffing levels period over period.
     Backlog units and dollars were 4,081 and $1,210,447, respectively, as of September 30, 2009 compared to 4,583 and $1,499,830 as of September 30, 2008. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 39% lower entering 2009 compared to the same period in 2008. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 9% decrease in the average price of homes in ending backlog, resulting primarily from a 5% decrease in the average selling price for new orders over the six-month period ended September 30, 2009 compared to the same period in 2008.

     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% and 22% in the first nine months of 2009 and 2008, respectively. From the first quarter of 2008 through the third quarter of 2009, approximately 9% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2009. See “Risk Factors” in Item 1A of this Report.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2009 and 2008, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes $5,500 and $6,600 at September 30, 2009 and 2008, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Mid Atlantic:
Revenues	$491,669	$531,451	$1,212,785	$1,617,708
Settlements (units)	1,388	1,266	3,373	3,851
Average settlement price	$354.1	$419.7	$359.5	$420.0
New orders (units)	1,199	965	3,823	3,598
Average new order price	$344.3	$364.2	$345.3	$376.2
Backlog (units)			2,226	2,473
Average backlog price			$344.5	$386.4
Gross profit margin	$102,145	$90,973	$239,469	$274,221
Gross profit margin percentage	20.8%	17.1%	19.8%	17.0%
Segment profit	$71,919	$45,668	$150,804	$132,395
New order cancellation rate	12.9%	26.3%	14.3%	23.3%
Inventory:
Sold inventory			$271,361	$339,528
Unsold lots and housing units			$27,720	$37,709
Unsold inventory impairments	$294	$216	$1,450	$936
Contract land deposits, net			$79,188	$109,066
Total lots controlled			23,842	30,951
Total lots reserved			6,806	10,810
Contract land deposit impairments	$1,237	$1,687	$4,543	$20,459
Average active communities	166	206	170	210

North East:
Revenues	$74,563	$80,695	$185,081	$265,474
Settlements (units)	260	264	641	813
Average settlement price	$286.8	$305.7	$288.7	$326.5
New orders (units)	222	205	703	725
Average new order price	$312.0	$301.6	$291.3	$302.7
Backlog (units)			365	417
Average backlog price			$294.5	$299.8
Gross profit margin	$12,960	$13,171	$32,072	$42,128
Gross profit margin percentage	17.4%	16.3%	17.3%	15.9%
Segment profit	$7,156	$5,173	$15,479	$17,014
New order cancellation rate	14.9%	18.7%	14.0%	17.9%
Inventory:
Sold inventory			$38,418	$47,907
Unsold lots and housing units			$3,291	$3,548
Unsold inventory impairments	$30	$65	$520	$437
Contract land deposits, net			$1,182	$7,613
Total lots controlled			3,424	5,094
Total lots reserved			1,023	1,593
Contract land deposit impairments	$141	$65	$210	$3,404
Average active communities	37	37	37	40

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Mid East:
Revenues	$156,281	$182,324	$362,373	$487,253
Settlements (units)	722	756	1,668	2,012
Average settlement price	$215.2	$239.6	$215.7	$240.8
New orders (units)	560	577	2,007	2,020
Average new order price	$224.0	$223.5	$216.2	$232.1
Backlog (units)			1,070	1,121
Average backlog price			$222.2	$229.8
Gross profit margin	$30,319	$33,712	$65,125	$85,239
Gross profit margin percentage	19.4%	18.5%	18.0%	17.5%
Segment profit	$18,225	$17,622	$30,970	$37,092
New order cancellation rate	15.3%	19.2%	14.0%	15.8%
Inventory:
Sold inventory			$71,830	$78,299
Unsold lots and housing units			$16,654	$16,671
Unsold inventory impairments	$161	$—	$313	$69
Contract land deposits, net			$4,439	$10,907
Total lots controlled			10,662	13,310
Total lots reserved			3,314	5,273
Contract land deposit impairments	$143	$300	$1,965	$2,119
Average active communities	101	121	100	119

South East
Revenues	$69,997	$133,795	$193,088	$368,732
Settlements (units)	301	464	810	1,289
Average settlement price	$232.5	$288.4	$238.4	$286.1
New orders (units)	274	255	876	1,060
Average new order price	$227.8	$251.9	$227.4	$267.1
Backlog (units)			420	572
Average backlog price			$234.4	$282.7
Gross profit margin	$10,316	$22,691	$30,641	$65,138
Gross profit margin percentage	14.7%	17.0%	15.9%	17.7%
Segment profit	$2,870	$10,578	$9,344	$27,220
New order cancellation rate	13.6%	31.5%	13.8%	27.5%
Inventory:
Sold inventory			$32,160	$56,886
Unsold lots and housing units			$5,615	$8,621
Unsold inventory impairments	$72	$129	$212	$129
Contract land deposits, net			$1,469	$7,735
Total lots controlled			6,062	8,913
Total lots reserved			2,803	5,139
Contract land deposit impairments	$1,279	$773	$1,800	$4,692
Average active communities	49	69	49	68

Mid Atlantic
Three Months Ended September 30, 2009 and 2008
     The Mid Atlantic segment had an approximate $26,300 increase in segment profit in the three months ended September 30, 2009 compared to the same period in 2008. Revenues decreased approximately $39,800, or 7%, for the three months ended September 30, 2009 from the prior year quarter due primarily to a 16% decrease in the average settlement price of units settled, offset partially by a 10% increase in the number of units settled. The decrease in the average settlement price is attributable to a 14% lower average price of homes in backlog entering the third quarter of 2009 compared to the same period in 2008. The increase in units settled in the current quarter as compared to the third quarter of 2008 are due to a higher backlog turnover rate. The Mid Atlantic segment’s gross profit margin percentage for the third quarter of 2009 increased to 20.8% from 17.1% in the same period in 2008. Gross profit margins and segment profits were favorably impacted primarily by cost control measures initiated in prior quarters and lower lumber and certain other commodity prices.
     Segment new orders for the third quarter of 2009 increased 24% from the same period in 2008. The segment’s average sales price of new orders decreased 5% in the quarter compared to the third quarter of 2008. New orders increased despite a 19% decrease in the average number of active communities in the third quarter of 2009 compared to the same period in 2008. The increase in new orders was driven in part we believe by the federal tax credit for first-time homebuyers, as well as by favorable mortgage interest rates during the quarter. New orders were also favorably impacted by a lower cancellation rate in the third quarter of 2009, decreasing to 13% compared to 26% in the same period in 2008. New order sale prices continue to be negatively impacted by current market conditions which remain challenging due to high levels of new and existing home inventory for sale, low consumer confidence and a tighter lending environment. In addition, we expect that new orders may be negatively impacted in future quarters by the continuing uncertainty surrounding current market conditions as well as by the expiration of the first time homebuyer federal tax credit on November 30, 2009.
Nine Months Ended September 30, 2009 and 2008
     The Mid Atlantic segment had an approximate $18,400 increase in segment profit in the nine months ended September 30, 2009 compared to the same period in 2008. Revenues decreased approximately $404,900, or 25%, for the nine months ended September 30, 2009 from the prior year period on a 12% decrease in the number of units settled and a 14% decrease in the average settlement price. The decrease in units settled is attributable to a 35% lower backlog unit balance at the beginning of 2009 as compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 17% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage increased to 19.8% in 2009 from 17.0% in 2008. Gross profit margins were favorably impacted by lower contract land deposit impairment charges in the 2009 period of $4,543, or 37 basis points, compared to $20,459, or 126 basis points, in 2008. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders for the nine-month period ended September 30, 2009 increased 6% from the same period of 2008, while the segment’s average sales price of new orders decreased 8% period over period. New orders increased despite a 19% decrease in the average number of active communities period over period. As discussed above, we believe that the federal tax credit for first-time homebuyers had a favorable impact on new orders in the current year period, as first-time homebuyers make up a higher percentage of our total sales in the segment period over period. In addition, new orders were favorably impacted by a decrease in the cancellation rate in the first nine months of 2009 to 14% from 23% during the same period of 2008.

     Backlog units and dollars decreased approximately 10% and 20%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 35% lower at the beginning of 2009 as compared to the beginning of 2008. Backlog dollars were negatively impacted by the decrease in backlog units and an 11% decrease in the average price of homes in ending backlog, due primarily to a 6% decrease in the average selling price for new orders over the six-month period ended September 30, 2009 compared to the same period in 2008.
North East
Three Months Ended September 30, 2009 and 2008
     The North East segment had an approximate $2,000 increase in segment profit in the three months ended September 30, 2009 compared to the same period in 2008, despite a decrease in revenues of approximately $6,100, or 8%, quarter over quarter. Revenues declined primarily as a result of a 6% decrease in the average settlement price, while the number of units settled remained flat quarter over quarter. Average settlement prices were primarily impacted by a 7% lower average price of homes in backlog entering the third quarter of 2009 compared to the same period in 2008. Gross profit margins increased to 17.4% in 2009 from 16.3% in 2008. Gross profit margins and segment profit were favorably impacted due primarily to lower lumber and certain other commodity costs, as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders and the average new order sales price for the third quarter of 2009 increased 8% and 3%, respectively, from the same period in 2008. New orders were favorably impacted by a lower cancellation rate in the third quarter of 2009, decreasing to 15% compared to 19% in the same period in 2008.
Nine Months Ended September 30, 2009 and 2008
     The North East segment had an approximate $1,500 decrease in segment profit in the nine-month period ended September 30, 2009 compared to the same period in 2008. Revenues decreased approximately $80,400, or 30%, for the nine-month period ended September 30, 2009 from the prior year period. Revenues declined due to a 21% decrease in the number of units settled and a 12% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price is primarily attributable to a 40% lower beginning backlog balance entering 2009 as compared to 2008 and 15% lower average price of homes in beginning backlog period over period. Gross profit margins increased to 17.3% in the first nine months of 2009 from 15.9% in the same period 2008. The increase in gross margins is attributable primarily to lower contract land deposit impairment charges in the 2009 period of $210, or 11 basis points, compared to the 2008 period of $3,404, or 128 basis points.
     Segment new orders and the average new order sales price for the nine-month period ended September 30, 2009, decreased 3% and 4%, respectively, from the same period in 2008. New orders in the current year have been negatively impacted by the continuation of the challenging market conditions and by a 7% reduction in the average number of active communities within the North East segment period over period. New orders have been favorably impacted by a decrease in the cancellation rate to 14% in current year from 18% in the first nine months of 2008.
     Backlog units and dollars decreased approximately 12% and 14%, respectively. The decrease in backlog units is attributable to the beginning backlog units being approximately 40% lower entering 2009 as compared to the beginning of 2008. The dollar value of backlog was negatively impacted by the decrease in backlog units and a 2% decrease in the average price of units in backlog.

Mid East
Three Months Ended September 30, 2009 and 2008
     The Mid East segment had an approximate $600 increase in segment profit quarter over quarter. Revenues in the segment decreased approximately $26,000, or 14%, for the three months ended September 30, 2009 from the prior year quarter, due to a 10% decrease in the average settlement price and a 5% decrease in the number of units settled. The decreases in the average settlement price and the number of units settled were primarily attributable to a 9% lower average price of homes in beginning backlog and a 5% lower beginning backlog unit balance entering the third quarter of 2009 compared to the same period of 2008. Gross profit margins increased to 19.4% in 2009 from 18.5% in 2008. Gross profit margins and segment profit were favorably impacted by lower lumber and certain other commodity costs, as well as to cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders during the third quarter of 2009 decreased 3% from the same period in 2008, while the average new order selling price remained flat quarter over quarter. New orders were negatively impacted by a 16% decrease in the average number of active communities in the third quarter of 2009 compared to the same period in 2008.
Nine Months Ended September 30, 2009 and 2008
     The Mid East segment had an approximate $6,100 decrease in segment profit in the nine-month period ended September 30, 2009 compared to the same period in 2008. Revenues decreased approximately $124,900, or 26%, for the nine months ended September 30, 2009 from the prior year period due to a 17% decrease in the number of units settled and a 10% decrease in the average settlement price period over period. The decreases in the number of units settled and the average settlement price were primarily attributable to a 34% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period, respectively. Gross profit margins increased period over period, as cost reduction measures initiated in prior periods offset the 10% decrease in the average settlement price period over period.
     Segment new orders for the nine-month period ended September 30, 2009 were relatively flat compared to the same period in 2008, while the average new order sales price decreased 7% year over year. New orders were favorably impacted by the federal tax credit for first-time homebuyers, as well as favorable mortgage rates during the period, despite a 16% decrease in the average number of active communities period over period. In addition, new orders were favorably impacted by a decrease in cancellation rates in the Mid-East segment to 14% in the current year from 16% for the same period in 2008. New order average sale prices continue to be negatively impacted by market conditions, which continue to negatively impact pricing in each market within this segment.
     Backlog units and dollars decreased approximately 5% and 8%, respectively, year over year. The decrease in backlog units is attributable to the beginning backlog units being approximately 34% lower entering 2009 as compared to the beginning of 2008. Backlog dollars were negatively impacted by the decrease in backlog units and a 3% decrease in the average price of homes in ending backlog, due primarily to 4% decrease in the average selling price for new orders over the six-month period ended September 30, 2009 compared to the same period in 2008.
South East
Three Months Ended September 30, 2009 and 2008
     The South East segment had an approximate $7,700 decrease in segment profit quarter over quarter. Revenues decreased approximately $63,800, or 48%, for the three months ended September 30, 2009 from the prior year quarter, due to a 35% decrease in the number of homes settled and a 19%

decrease in the average price of homes settled. The decreases in the number of units settled and the average settlement price were primarily attributable to a 43% lower beginning backlog unit balance and 20% lower average price of homes in beginning backlog quarter over quarter, respectively. Gross profit margins decreased to 14.7% in the third quarter of 2009 from 17.0% in the same period in 2008. Gross profit margins were negatively impacted by the aforementioned decrease in the average settlement price and by higher average lot and operating costs per settled unit.
     Segment new orders for the third quarter of 2009 increased 7% from the same period in 2008, while the average new order sales price decreased 10% quarter of quarter. New orders were favorably impacted by the federal tax credit for first-time homebuyers, despite a 27% decrease in the average number of active communities quarter over quarter. In addition, new orders were favorably impacted by a decrease in the cancellation rate to 14% in the third quarter of 2009 from 32% in the same period of 2008. New order sales prices continue to be negatively impacted by market conditions which continue to deteriorate in the South East segment. As a result of these challenging market conditions and declining sales prices, we expect to see continued pressure on selling prices and in turn on gross profit margins over at least the next several quarters.
Nine Months Ended September 30, 2009 and 2008
     The South East segment had an approximate $17,900 decrease in segment profit in the nine-month period ended September 30, 2009 compared to the same period in 2008. Revenues decreased approximately $175,600, or 48%, for the nine months ended September 30, 2009 from the prior year period due to a 37% decrease in the number of units settled and a 17% decrease in the average settlement price period over period. The decrease in units settled is attributable to a 56% lower beginning backlog unit balance entering 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate period over period. The decrease in the average settlement price is primarily attributable to a 16% lower average price of units in backlog entering 2009 compared to the same period in 2008. Gross profit margins decreased to 15.9% in the first nine months of 2009 from 17.7% in the same period of 2008. Gross profit margins were negatively impacted by the aforementioned decrease in the average settlement price and by higher average lot and operating costs per settled unit.
     Segment new orders and the average new order sales price decreased 17% and 15%, respectively, during the nine-month period ended September 30, 2009 as compared to the same period in 2008. New orders have been negatively impacted by a 28% decrease in the number of active communities period over period. In addition, the challenging market conditions in the South East segment have continued to negatively impact both new orders and new order sales prices. New orders were favorably impacted by a decrease in cancellation rates to 14% in 2009 from 28% in 2008.
     Backlog units and dollars decreased approximately 27% and 39%, respectively, period over period. The decrease in backlog units is attributable to the beginning backlog units being approximately 56% lower entering 2009 as compared to the beginning of 2008. Backlog dollars were negatively impacted by the decrease in backlog units and a 17% decrease in the average price of homes in ending backlog, due primarily to a 13% decrease in the average selling price for new orders over the six-month period ended September 30, 2009 compared to the same period in 2008.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$102,145	$90,973	$239,469	$274,221
Homebuilding North East	12,960	13,171	32,072	42,128
Homebuilding Mid East	30,319	33,712	65,125	85,238
Homebuilding South East	10,316	22,691	30,641	65,138
Consolidation adjustments and other	128	(38,213)	(7,492)	(32,789)

Segment gross profit	$155,868	$122,334	$359,815	$433,936

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$71,919	$45,668	$150,804	$132,395
Homebuilding North East	7,156	5,173	15,479	17,014
Homebuilding Mid East	18,225	17,622	30,970	37,093
Homebuilding South East	2,870	10,578	9,344	27,220
Reconciling items:
Contract land deposit impairments (1)	6,841	(40,014)	17,302	(24,575)
Stock option expense (2)	(10,745)	(10,582)	(32,743)	(27,895)
Corporate capital allocation (3)	17,003	27,395	47,398	83,599
Unallocated corporate overhead (4)	(10,017)	(5,447)	(34,348)	(51,601)
Consolidation adjustments and other (5)	(1,920)	9,260	(9,190)	13,827
Corporate interest expense	(2,706)	(3,118)	(7,748)	(9,348)

Reconciling items sub-total	(1,544)	(22,506)	(19,329)	(15,993)

Homebuilding consolidated profit before taxes	$98,626	$56,535	$187,268	$197,729

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During the 2009 quarter and year to date periods, unallocated reserves decreased as a result of charging previously reserved land impairments to the operating segments, and to certain recoveries of deposits previously determined to be impaired.

(2)	The year to date variance is attributable to an adjustment made to the estimated forfeiture rate used in the calculation of stock option expense in the first quarter of 2008. This resulted in the one-time reversal of approximately $4,800 of stock option expense in the first quarter of 2008.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding Mid Atlantic	$11,341	$18,334	$31,351	$56,044
Homebuilding North East	1,727	2,346	4,988	7,795
Homebuilding Mid East	2,448	3,339	6,690	9,897
Homebuilding South East	1,487	3,376	4,369	9,863

Total	$17,003	$27,395	$47,398	$83,599

(4)	The year to date decrease in unallocated corporate overhead is primarily driven by a reduction in management incentive costs and reduced personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The decrease in consolidation adjustments and other is primarily due to production volume increases period over period, as well as to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.
Mortgage Banking Segment
Three and Nine Months Ended September 30, 2009 and 2008
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loan closing volume:
Total principal	$603,317	$610,313	$1,518,229	$1,727,718

Loan data:
Adjustable rate mortgages	1%	8%	1%	5%

Fixed-rate mortgages	99%	92%	99%	95%

Operating profit:
Segment profit	$15,515	$4,774	$28,724	$24,291
Stock option expense	(701)	(702)	(2,105)	(1,821)

Mortgage banking income before tax	$14,814	$4,072	$26,619	$22,470

Mortgage banking fees:
Net gain on sale of loans	$17,660	$7,067	$35,000	$32,242
Title services	3,731	3,781	9,425	10,997
Servicing	115	98	294	459

	$21,506	$10,946	$44,719	$43,698

     Loan closing volume for the three months ended September 30, 2009 decreased 1% from the same period in 2008. The 2009 decrease is primarily attributable to a 5% decrease in the average loan amount, partially offset by a 4% increase in the number of units closed from the same period in 2008. Loan closing volume for the nine months ended September 30, 2009 decreased 12% from the same period in 2008. This decrease is primarily attributable to a 7% decrease in the number of units closed and a 5% decrease in the average loan amount. The unit increase for the three month period ended September 30,

2009 was attributable to a 5 percentage point increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), partially offset by the aforementioned 3% decrease in the number of homes that our homebuilding segment settled during the same period in 2008. The Capture Rate for the three month period ended September 30, 2009 increased to 91%, compared to 86% for same period in 2008. The unit decrease for the nine months ending September 30, 2009 primarily reflects the aforementioned decrease in the number of homes that our homebuilding segment settled during the same period in 2008, partially offset by a 7 percentage point increase in the Capture Rate for the nine month period ended September 30, 2009, which increased to 91%, compared to 84% for the same period in 2008. The decrease in the average loan amounts for both the three and nine month periods ending September 30, 2009 is primarily attributable to the previously mentioned decrease in the homebuilding segment’s average selling price.
     Segment profit for the three months ended September 30, 2009, increased approximately $10,700 from the same period for 2008. The increase is primarily due to an approximate $4,300 increase in mortgage banking fees due to a decrease in incentives given to borrowers and an approximate $6,000 increase in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees (see details below).
     Segment profit for the nine months ended September 30, 2009 increased approximately $4,400 from the same period for 2008. The increase in segment profit for the nine months ended September 30, 2009 was primarily the result of an approximate $4,400 decrease in general and administrative expenses. This decrease was primarily attributable to an approximate $4,800 decrease in salary and other personnel costs due to a 27% reduction in staffing from the same period for 2008. Segment profit was also favorably impacted by an approximate $1,000 increase in mortgage banking fees for the nine month period ended September 30, 2009. This increase was primarily the result of a decrease to incentives provided to borrowers and an increase in secondary marketing fees, offset by the decrease in fees related to the aforementioned volume decrease.
     The aforementioned increase in unrealized income for the three month period ended September 30, 2009 from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees was the result of an approximate $1,900 unrealized gain compared to a $4,100 unrealized loss for the same period in 2008. The $4,100 unrealized loss for the three month period ended September 30, 2008 was primarily the result of the principal volume of the locked and closed loan pipeline decreasing by 39% from June 30, 2008 to September 30, 2008. The pipeline decrease was primarily the result of the phase out of a 180 day extended lock program during the third quarter of 2008. The approximate $1,900 increase in unrealized income for the three month period ended September 30, 2009 was primarily the result of an approximate 20% increase in our locked and closed loan pipeline from June 30, 2009 to September 30, 2009 and interest rate changes. The fair value calculations are classified as Level 2 observable inputs as defined in GAAP (refer to Note 11, Fair Value Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for additional information). The aforementioned fair value measurements will be impacted in the future by changes in volume and product mix of our closed and locked loan commitments.
     NVRM is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the nine month period ended September 30, 2009, our operating activities provided cash of $95,936. Cash was provided by homebuilding operations and was used to fund the increase in homebuilding inventory of $78,269, as a result of an increase in sold units under construction at September 30, 2009 compared to December 31, 2008. The presentation of operating cash flows was also reduced by $58,656, which is the amount of the excess tax benefit realized from the exercise of stock options during the year and credited directly to additional paid in capital.
     Net cash used for investing activities was $260,199 for the nine month period ended September 30, 2009, which primarily resulted from the net purchase of $259,406 of marketable securities throughout the period. The marketable securities, which are debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, are classified as held-to-maturity securities and mature within one year.
     Net cash provided by financing activities was $132,291 for the nine month period ended September 30, 2009. Stock option exercise activity provided $72,753 in exercise proceeds, and we realized an excess income tax benefit of $58,656. We also increased borrowings under the mortgage Repurchase Agreement by approximately $30,832 based on current borrowing needs. Cash was used during the nine month period ended September 30, 2009 to repurchase $29,950 of our outstanding 5% Senior Notes, at par.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. On August 4, 2009, NVR entered into an amendment to its $600 million revolving credit agreement with the Lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Amended Facility”), to reduce the total available borrowings under the Amended Facility to $300 million, to eliminate the accordion feature and to amend or eliminate certain non-financial covenants. The facility’s termination date was unaffected by the amendment and remains December 6, 2010. Outstanding amounts under the Amended Facility bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $15,158 was outstanding at September 30, 2009. There were no direct borrowings outstanding under the Facility as of September 30, 2009 and there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2009, NVRM renewed its Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers thereto (the “Master Repurchase Agreement”) pursuant to a First Amendment to Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as Buyer (“Agent”), and the other Buyers thereto (together with the Master Repurchase Agreement, the “Amended Repurchase Agreement”). The purpose of the Amended Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Amended Repurchase Agreement provides for loan purchases up to $100 million, subject to certain sublimits. In addition, the Amended Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125 million. The Amended Repurchase Agreement expires on August 3, 2010. Advances under the Amended Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Amended Repurchase Agreement. The average Pricing Rate on outstanding balances at September 30, 2009 was 4.5%. The Amended Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at September 30, 2009.

     During the three month period ended September 30, 2009, we repurchased $2,000 of our outstanding 5% Senior Notes due June 15, 2010 (“Notes”) on the open market at par, reducing the Notes balance to $133,370.
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
Critical Accounting Policies
     General
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
     Variable Interest Entities
     GAAP requires the primary beneficiary of a variable interest entity to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.
     Forward contracts, such as the fixed price purchase agreements utilized by us to acquire finished lot inventory, are deemed to be variable interests. Therefore, the development entities with which we enter fixed price purchase agreements are examined for possible consolidation by us, including certain joint venture limited liability corporations (“LLCs”) utilized by us to acquire finished lots on a limited basis. We have developed a methodology to determine whether we, or, conversely, the owner(s) of the applicable development entity, are the primary beneficiary of a development entity. The methodology used to evaluate our primary beneficiary status requires substantial management judgment and estimates. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the development entity’s expected profits and losses and the cash flows associated with changes in the fair value of finished lots under contract. Although we believe that our accounting policy is designed to properly assess our primary beneficiary status relative to our involvement with the development entities from which we acquire finished lots, changes to the probabilities and the cash flow possibilities used in our evaluation could produce widely different conclusions regarding whether we are or are not a development entity’s primary beneficiary, possibly resulting in additional, or fewer, development entities being consolidated on our financial statements. See note 2 to the accompanying condensed consolidated financial statements for further information.
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
     We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we utilize a loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.
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
     Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2009 balance sheet to be adequate (see note 3 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
     Intangible Assets
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value, the portion of our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2009 balance sheet (see Note 9 to the accompanying condensed consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock Option Expense
     Compensation costs related to our stock based compensation plans are recognized within our income statement. The costs recognized are based on the grant date fair value. Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the nine months ended September 30, 2009. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes, and we continue to experience an elevated rate of sales contract cancellations. Our cancellation rate was approximately 23%, 21% and 19% during 2008, 2007 and 2006, respectively. Our cancellation rate was 14% during the nine months ended September 30, 2009, which approximates our long-term normalized historical cancellation rate; however, that rate may not be indicative of the full year cancellation rate that we will experience for 2009. These ongoing market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales (fewer gross sales and/or higher cancellation rates), profitability, stock performance, ability to service our debt obligations and future cash flows.
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
If the tax credit available to first time homebuyers expires on November 30, 2009 and is not renewed, it may negatively impact our future sales.
     As part of the Federal government’s economic stimulus efforts, first time homebuyers may receive an $8 tax credit when filing their Federal income tax return if they purchase and settle on a primary residence by November 30, 2009, which is the date that the first time homebuyer tax credit program expires. It is unclear at this time if the Federal government is going to extend or expand that program past November 30, 2009. This program may have stimulated our sales over the most recent quarters to levels that would not have been achieved without the program being in effect. Further, there is a possibility that the availability of the program to homebuyers pulled sales forward from future quarters which could lead to reduced demand in the immediate future. The expiration of the first time homebuyer tax credit could result in a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $100 million available in a repurchase agreement to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. In addition, government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. The effects of the government takeover of FNMA and FHLMC are not yet certain and may restrict or curtail their activities and further disrupt the secondary markets. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended September 30, 2009. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the third quarter of 2009. We have $226.3 million available under the July Authorization as of September 30, 2009.
Item 6. Exhibits
(a)	Exhibits:
10.1	First Amendment to Master Repurchase Agreement dated August 5, 2009 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance as Seller. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

10.2	First Amendment to Credit Agreement dated as of August 4, 2009 among NVR, Inc. and the lenders party hereto, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.2 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2009	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page

10.1	First Amendment to Master Repurchase Agreement dated August 5, 2009 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance as Seller. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

10.2	First Amendment to Credit Agreement dated as of August 4, 2009 among NVR, Inc. and the lenders party hereto, and Bank of America, N.A., as Administrative Agent. Filed as Exhibit 10.2 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	47

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	48

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49