Form 10-K
period 2009-12-31
NVR INC
filed 2010-02-26
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
Commission file number 1-12378
NVR, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1394360

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

11700 Plaza America Drive, Suite 500 Reston, Virginia	20190

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 956-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share 5% Senior Notes due 2010	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2009, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $2,752,200,000.
As of February 24, 2010 there were 6,115,348 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2010 are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
General
     NVR, Inc. (“NVR”) was formed in 1980 as NVHomes, Inc. Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To more fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We conduct our homebuilding activities directly. Our mortgage banking operations are operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.
     We are one of the largest homebuilders in the United States. While we operate in multiple locations in fourteen states, primarily in the eastern part of the United States, approximately 38% of our home settlements in 2009 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 48% of our 2009 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty-five metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Kentucky, Indiana and Florida. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2009, our average price of a settled unit was approximately $296,000.
     We do not engage in land development. Instead, we typically acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     We believe that our lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these purchase agreements. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
     On a limited basis, we also obtain finished lots using joint venture limited liability corporations (“LLCs”). All LLCs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any of the LLCs debt. We enter into a standard fixed price purchase agreement to purchase lots from these LLCs. At December 31, 2009, we had an aggregate investment totaling approximately $25 million in ten separate LLCs. As of December 31, 2009, eight of these LLCs were non-performing and as a result, we had recorded an impairment reserve equal to our total investment of approximately $3 million in these LLCs due to our determination that our investment was not recoverable. We do not expect to obtain any lots from these eight LLCs in future periods. In the two performing LLCs, our aggregate investment totaled $22 million and we controlled approximately 760 lots. At December 31, 2009, we had additional funding commitments totaling $4 million to one of the two performing LLCs.

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
     Segment information for our homebuilding and mortgage banking businesses is included in Note 2 in the accompanying consolidated financial statements.
Current Business Environment
     During 2009, the homebuilding environment in certain markets began to exhibit some stabilization after several years of declining sales and selling prices. Despite this stabilization, the homebuilding market remains challenging and many market uncertainties remain due to the continuing economic recession. Homebuyer confidence continues to be negatively impacted by concerns regarding job stability driven by historically high unemployment rates. Slowed demand and high foreclosure rates have contributed to high levels of existing and new homes available for sale. The sales of new and existing homes also continue to be adversely impacted by a tighter mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing. In addition, significant future uncertainties remain as to certain of the government’s stimulus programs, which we believe helped to stabilize home prices, as the federal tax credit for first time and move-up buyers and the Federal Reserve’s purchases of mortgage-backed securities are expected to end in 2010. The termination of those programs may lead to a decline in demand and higher mortgage interest rates. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 7,300 square feet. During 2009, the prices at which we settled homes ranged from approximately $56,000 to $2,000,000 and averaged approximately $296,000. During 2008, our average price was approximately $338,000.
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

     Backlog
     Backlog totaled 3,531 units and approximately $1.1 billion at December 31, 2009 compared to backlog of 3,164 units and approximately $1.0 billion at December 31, 2008. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 23% and 21% in 2009, 2008 and 2007, respectively. During 2009 and 2008, approximately 7% and 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter, respectively. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2010. See “Risk Factors” in Item 1A.
     Construction
     We utilize independent subcontractors under fixed price contracts to perform construction work on our homes. The subcontractors’ work is performed under the supervision of our employees who monitor quality control. We use several independent subcontractors in our various markets and we are not dependent on any single subcontractor or on a small number of subcontractors.
     Land Development
     We do not engage in land development. Instead, we typically purchase finished lots from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. We are not dependent on any single developer or on a small number of developers.
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
Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2009, NVRM closed approximately 8,000 loans with an aggregate principal amount of approximately $2.1 billion as compared to 8,600 loans with an aggregate principal amount of approximately $2.4 billion in 2008.
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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2009 and 2008, had an aggregate principal balance of $770 million and $730 million, respectively. Our cancellation rate was approximately 35% in 2009. During 2008 and 2007, NVRM’s loan cancellation rates were approximately 49% and 45%, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in 2010. See “Risk Factors” in Item 1A.

Employees
     At December 31, 2009, we employed 2,688 full-time persons, of whom 981 were officers and management personnel, 170 were technical and construction personnel, 556 were sales personnel, 462 were administrative personnel and 519 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
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
     Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates, Policies and Procedures on Security Holder Communications with the Board of Directors and the method by which interested parties may contact our independent lead director or the non-management or independent directors as a group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.
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
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes. Our cancellation rate was approximately 14%, 23% and 21% during 2009, 2008 and 2007, respectively. These ongoing market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales (fewer gross sales and/or higher cancellation rates), profitability, stock performance, ability to service our debt obligations and future cash flows.
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
If the tax credit available to first time homebuyers expires on July 1, 2010 and is not renewed, it may negatively impact our future sales.
     As part of the Federal government’s economic stimulus efforts, first time homebuyers may receive an $8,000 tax credit and current homeowners purchasing a replacement primary residence may receive a $6,500 tax credit when filing their Federal income tax return if they purchase the primary residence by April 30, 2010 and settle on the home prior to July 1, 2010, which is the date that the homebuyer tax credit program expires. It is unclear at this time if the Federal government is going to extend or expand that program past July 1, 2010. This program and the prior first time homebuyer tax credit program may have stimulated our sales over the recent quarters to levels that would not have been achieved without the program being in effect. Further, there is a possibility that the availability of the program to homebuyers pulled sales forward from future quarters which could lead to reduced demand in the immediate future. The expiration of the first time homebuyer tax credit could result in a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our mortgage segment sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $100 million available in a repurchase agreement to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. In addition, government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations, as well as the Federal Reserve’s program to purchase mortgage-backed securities, provide liquidity to the secondary mortgage market. The effects of the government takeover of FNMA and FHLMC are not yet certain and may restrict or curtail their activities and further disrupt the secondary markets. In addition, the Federal Reserve is expected to discontinue purchasing mortgage-backed securities in 2010. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Extreme weather or other events, such as significant snowfalls, hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space, of which approximately 9,800 square feet we have subleased to a third party. The current corporate office lease expires in April 2015.
     In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1,000,000 square feet of manufacturing space. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland, Thurmont and Farmington leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2023 and 2024, respectively. The Darlington lease expires in 2025. Due to the economic downturn and the related decline in our homebuilding activity, our current plant utilization has dropped to approximately 40% of total capacity.
     We also, in connection with both our homebuilding and mortgage banking businesses, lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2017, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on acceptable terms.
Item 3. Legal Proceedings.
     On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, while a number of individuals have filed consents to join and assert federal claims in the New York action, none of the groups of employees that the lawsuits purport to represent have been certified as a class. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the New York action.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.
Executive Officers of the Registrant

Name	Age	Positions
Dwight C. Schar	68	Chairman of the Board of NVR
Paul C. Saville	54	President and Chief Executive Officer of NVR
William J. Inman	62	President of NVRM
Dennis M. Seremet	54	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	43	Vice President and Controller of NVR
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
William J. Inman has been President of NVRM since January 1992. In January 2010, Mr. Inman has announced his intention to retire after a period of transition to a successor. This transition should be completed in the first quarter of 2010.
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
     Our shares of common stock are listed and principally traded on the New York Stock Exchange. The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2009 and 2008:

	HIGH	LOW
Prices per Share:

2009
Fourth Quarter	$742.00	$607.00
Third Quarter	$698.28	$477.41
Second Quarter	$533.89	$416.24
First Quarter	$500.05	$310.69

2008
Fourth Quarter	$600.00	$316.82
Third Quarter	$639.80	$452.00
Second Quarter	$679.37	$498.00
First Quarter	$661.00	$436.20
     As of the close of business on February 24, 2010, there were 383 shareholders of record.
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
     We had one repurchase authorization outstanding during the quarter ended December 31, 2009. On July 31, 2007 (“July Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the fourth quarter of 2009. We have $226.3 million available under the July Authorization as of December 31, 2009.
Stock Performance Graph
COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY
     The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2004 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period. The Dow/Home Construction Index is comprised of NVR, Inc., Pulte Homes, Inc., DR Horton, Inc., Lennar Corp., Toll Brothers, Inc., MDC Holdings, Inc., KB Home, Ryland Group, Inc., Meritage Homes Corp., Standard Pacific Corp., Skyline Corp. and M/I Homes, Inc.

Assumes that $100 was invested in NVR stock and the indices on December 31, 2004.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$2,683,467	$3,638,702	$5,048,187	$6,036,236	$5,177,743
Gross profit	497,734	457,692	821,128	1,334,971	1,439,713

Mortgage Banking data:
Mortgage banking fees	60,381	54,337	81,155	97,888	84,604
Interest income	2,979	3,955	4,900	7,704	5,014
Interest expense	1,184	754	681	2,805	1,759

Consolidated data:
Income from continuing operations (1)	$192,180	$100,892	$333,955	$587,412	$697,559
Income from continuing operations per diluted share (2)	$31.26	$17.04	$54.14	$88.05	$89.61

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Homebuilding inventory	$418,718	$400,570	$688,854	$733,616	$793,975
Contract land deposits, net	49,906	29,073	188,528	402,170	517,241
Total assets	2,395,770	2,103,236	2,194,416	2,473,808	2,237,669
Notes and loans payable	147,880	210,389	286,283	356,632	463,141
Shareholders’ equity	1,757,262	1,373,789	1,129,375	1,152,074	677,162
Cash dividends per share	—	—	—	—	—

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as codified in Accounting Standards Codification “ASC” 718, Compensation —Stock Compensation, pursuant to which we recognized $29,944, $31,560, $11,669 and $37,982 of stock-based compensation costs, net of tax, during 2009, 2008, 2007 and 2006, respectively. The 2007 stock-based compensation amount is net of approximately $19,200 of stock-based compensation expense, net of tax, that we reversed based on our determination that the performance metric related to certain outstanding stock options would not be met. As of December 31, 2008 the performance target was not met and all 348,490 outstanding options subject to the performance target expired unexercisable. The year ended December 31, 2005 does not include any stock-based compensation expense.

(2)	For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, income from continuing operations per diluted share was computed based on 6,148,769; 5,920,285; 6,167,795; 6,671,571; and 7,784,382 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2009, 2008, and 2007
Overview
Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, Indiana and western Pennsylvania
South East:	North Carolina, South Carolina, Tennessee and Florida
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
     Because we do not develop land, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished building lots at market prices from various land developers under purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and development. As of December 31, 2009, we controlled approximately 46,300 lots with deposits in cash and letters of credit totaling approximately $140,700 and $4,900, respectively. Included in the number of controlled lots are approximately 10,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $89,500 as of December 31, 2009. See Note 1 in the accompanying consolidated financial statements included herein for additional information regarding contract land deposits.
Overview of Current Business Environment
     During 2009, the homebuilding environment began to exhibit some stabilization after several years of declining sales and selling prices. Despite this stabilization, the homebuilding market remains challenging and many market uncertainties remain due to the continuing economic recession. Homebuyer confidence continues to be negatively impacted by concerns regarding job stability driven by historically high unemployment rates. Reduced demand and high foreclosure rates have contributed to high levels of existing and new homes available for sale. The sales of new and existing homes also continue to be adversely impacted by a tighter mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing, as well as making it difficult to sell their current homes. In addition, tighter lending requirements requiring higher downpayments have negatively impacted affordability. Despite current market conditions and a decrease in the average number of active communities year over year, new orders, net of cancellations (“new orders”) for 2009 increased 7% from the prior year. The increase in new orders was in part attributable to a 47% increase in new orders in the fourth quarter of 2009 compared to the same period in 2008, a period in which we experienced a significant drop-off in new orders due to a sharp decline in overall economic conditions. In addition, we believe new orders during the current year were also favorably impacted by the federal tax credit for first time homebuyers, as we experienced an increase in the percentage of first time homebuyers, year over year. New orders were also favorably impacted in 2009 by higher absorption rates in each of our market segments and by a decline in our cancellation rate to 14% from 23% in 2008. New order selling prices continued to be negatively impacted in most of our markets by the challenging market conditions leading to a 6% decline in the average new order selling price in 2009 compared to 2008.
     Consolidated revenues for 2009 decreased 26% to $2,743,848 from $3,693,039 in 2008. Net income for 2009 was $192,180, $31.26 per diluted share, compared to net income of $100,892, $17.04 per diluted share in 2008, a 90% increase in net income and an 83% increase in diluted earnings per share. Gross profit margins within our homebuilding business increased to 18.5% in 2009 from 12.6% in 2008, as prior year gross profit margins were negatively impacted by a $165,000 contract land deposit impairment charge.

     Over the last several years, due to the significant decline in new orders and selling prices, we worked with our developers to reduce lot prices to current market values and/or to defer scheduled lot purchases to coincide with our slower than expected sales pace. In communities where we were unsuccessful in negotiating necessary adjustments to the purchase agreements to meet current market prices, we exited the community and forfeited our deposit under the applicable purchase agreement. In addition, we also forfeited our deposits in certain communities we did not exit in order to restructure the purchase agreement to current market prices. During 2008, we incurred contract land deposit impairment charges of approximately $165,000 from actual or expected terminations, or from restructured purchase agreements where we forfeited, or determined we would forfeit, the deposit. In 2009, as the result of market stabilization in several of our markets, we recognized a net recovery of approximately $6,500 of contract land deposits previously considered to be uncollectible. As noted above, as of December 31, 2009 we had a reserve of approximately $89,500 on outstanding contract land deposits related to approximately 10,800 lots. These lots are included in the total number of lots controlled mentioned above. In addition to controlling lot costs, we also have worked aggressively with our subcontractors and suppliers to gain efficiencies and reduce material and labor costs incurred in the construction process. We also continue to evaluate and alter our product offerings where necessary to provide competitively priced homes.
     We expect to continue to experience pressure on sales and selling prices over at least the next several quarters in all of our market segments due to significant uncertainties in the homebuilding market. Certain of the government’s stimulus programs which we believe helped to stabilize home prices, such as the federal tax credit for first time and move-up buyers and the Federal Reserve’s purchases of mortgage-backed securities, are expected to end in 2010, the result of which may lead to a decline in demand and higher mortgage interest rates. Despite these uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity. As of December 31, 2009, our cash and cash equivalents and marketable securities balances totaled approximately $1,468,000. During 2009 we repurchased $29,950 of our senior notes, reducing the principal amount of senior notes to $133,370. All of our outstanding senior notes are due in June of 2010.
Homebuilding Operations
     The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2009	2008	2007
Revenues	$2,683,467	$3,638,702	$5,048,187
Cost of sales	$2,185,733	$3,181,010	$4,227,059
Gross profit margin percentage	18.5%	12.6%	16.3%
Selling, general and administrative expenses	$233,152	$308,739	$343,520
Settlements (units)	9,042	10,741	13,513
Average settlement price	$296.4	$338.4	$373.2
New orders (units)	9,409	8,760	12,270
Average new order price	$292.7	$311.3	$352.0
Backlog (units)	3,531	3,164	5,145
Average backlog price	$304.9	$316.9	$371.3
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2009 decreased 26% from 2008, as a result of a 16%, or 1,699 unit, decrease in the number of homes settled and a 12% decrease in the average settlement price. The decrease in the number of units settled was primarily attributable to our beginning backlog units being approximately 39%, or 1,981 units, lower entering 2009 compared to the backlog unit balance entering 2008, offset partially by a higher backlog turnover rate period over period. Average settlement prices were impacted primarily by a 15% lower average price of homes in the beginning backlog entering 2009 compared to the same period in 2008, coupled with a 9% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008.
     Homebuilding revenues for 2008 decreased 28% from 2007, primarily as a result of a 21% decrease in the number of homes settled and a 9% decrease in the average settlement price. The decrease in the number of units settled was primarily attributable to our beginning backlog units being approximately 19% lower entering 2008 compared to the beginning backlog units entering 2007 and lower new orders year over year. Average settlement prices were impacted primarily by a 10% lower average price of homes in the beginning backlog entering 2008 compared to the same period in 2007 and also by lower average sales prices for new orders in 2008 compared to 2007.
Consolidated Homebuilding New Orders
     New orders in 2009 increased by 7% compared to 2008, while the average sales price of new orders decreased 6% year over year. As mentioned above in the Overview section, the increase in new orders in the current year was in part attributable to a 47% increase in new orders in the fourth quarter of 2009 compared to the same period in 2008, a period in which we experienced a significant drop-off in new orders due to a sharp decline in overall economic conditions. In addition, new orders in 2009 were favorably impacted by higher absorption rates, offsetting the 17% decrease in the average number of active communities year over year. We believe new orders in the current year were also favorably impacted by the federal tax credit for first-time homebuyers as well as by a decrease in the cancellation rate to 14% in 2009 from 23% in 2008. To meet affordability issues in many of our markets, we have altered our product offerings to provide smaller, lower priced products.
     New orders and the average sales price of new orders decreased 29% and 12%, respectively in 2008 compared to 2007. Both the number of new orders and the average selling prices were negatively impacted by the continued deterioration in market conditions in 2008 from the prior year. New orders were also negatively impacted by a 16% decrease in the average number of active communities year over year to 427 in 2008 from 505 in 2007 and a reduction in traffic per community, year over year.
Consolidated Homebuilding Gross Profit
     Gross profit margins in 2009 improved to 18.5% compared to 12.6% in 2008 primarily due to a favorable variance in contract land deposit impairment charges year over year. In 2009 we recognized the recovery of approximately $6,500, or 24 basis points, of contract land deposits previously determined to be uncollectible. In 2008 we recognized a contract land deposit impairment charge of approximately $165,000, or 454 basis points. Gross profit margins in 2009 were also favorably impacted as a result of us exiting a significant number of poor performing communities in 2008 which were producing lower gross profit margins. In addition, gross profit margins in 2009 were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures implemented to reduce subcontractor and material costs in prior periods. We expect to experience continued fluctuations in gross profit margins due to the aforementioned economic uncertainties still prevalent in the market.
     Gross profit margins in 2008 declined to 12.6% compared to 16.3% in 2007 despite lower contract land deposit impairment charges in 2008 of approximately $165,000, or 454 basis points, compared to approximately $261,800, or 519 basis points in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices as a result of challenging market conditions including a decline in demand due to low consumer confidence levels and deteriorating credit markets.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
     SG&A expenses in 2009 decreased approximately $75,600 compared to 2008, but increased slightly as a percentage of revenue to 8.7% in 2009 from 8.5% in 2008. The decrease in SG&A expenses was primarily attributable to a $36,300 decrease in selling and marketing costs in 2009 compared to 2008 due to a 17% decrease in the average number of active communities year over year to 355 in 2009 from 427 in 2008. In addition, personnel costs were down approximately $26,900 due primarily to 24% decrease in average staffing levels year over year.
     SG&A expenses in 2008 decreased approximately $34,800, or 10%, from 2007, but increased as a percentage of revenue to 8.5% in 2008 from 6.8% in 2007. The decrease in SG&A expenses was attributable to a decrease in selling and marketing costs of approximately $31,000 related to the previously mentioned 16% reduction in the average number of active communities in 2008 compared to 2007. In addition, personnel costs decreased approximately $20,000 as a result of lower staffing levels and lower management incentive costs year over year. These declines were offset partially by an increase of approximately $24,600 in stock-based compensation expense in 2008 compared to 2007. This increase was attributable to the reversal of approximately $28,450 in SG&A classified stock-based compensation costs in the third quarter of 2007 related to approximately 400,000 outstanding stock options which were subject to a performance metric which we determined in 2007 would not be achieved.
Consolidated Homebuilding Backlog
     Backlog units and dollars were 3,531 and $1,076,437, respectively, as of December 31, 2009 compared to 3,164 and $1,002,795 as of December 31, 2008. Net new order and settlement activity during 2009 resulted in the increase in backlog units year over year. The 7% increase in backlog dollars was primarily attributable to the 12% increase in backlog units offset partially by a 4% decrease in the average price of homes in ending backlog.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 23% and 21% in 2009, 2008 and 2007, respectively. During 2009 and 2008, approximately 7% and 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter, respectively. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2010. See “Risk Factors” in Item 1A of this Report.
     Backlog units and dollars were 3,164 and $1,002,795, respectively, as of December 31, 2008 compared to 5,145 and $1,910,504 as of December 31, 2007. The 39% decrease in backlog units was attributable to our beginning backlog units being approximately 19% lower entering 2008 compared to the same period in 2007. In addition, backlog units were negatively impacted by the aforementioned 29% decline in new orders year over year. Backlog dollars were negatively impacted by the decrease in backlog units coupled with a 15% decrease in the average price of homes in ending backlog, resulting primarily from an 8% decrease in the average selling price for new orders over the six-month period ended December 31, 2008 compared to the same period in 2007.
Consolidated Homebuilding — Other Charges
     We reassessed our goodwill and intangible asset balances for impairment in the fourth quarter of 2008, as a result of the continuing declines in new orders and backlog as discussed above and the continuing deterioration of the homebuilding environment in each of our markets spurred further in 2008 by the credit crisis in the latter part of 2008. As a result of this assessment, it was determined that the goodwill and intangible assets related to our Rymarc Homes and Fox Ridge Homes operations were fully impaired and we wrote-off a total of $11,686 related to such assets in 2008. We completed the annual assessment of the intangible asset balance in 2009 and determined that there was no impairment. See Note 1 in the accompanying consolidated financial statements included herein for further discussion of intangible assets.
Reportable Homebuilding Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at December 31, 2009, 2008 and 2007, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes $4,900, $5,400 and $9,000 at December 31, 2009, 2008 and 2007, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

	Year Ended December 31,
	2009	2008	2007
Mid Atlantic:
Revenues	$1,661,244	$2,161,764	$3,099,053
Settlements (units)	4,722	5,240	6,634
Average settlement price	$351.8	$412.5	$467.0
New Orders (units)	4,809	4,290	5,695
Average new order price	$347.4	$373.4	$436.5
Backlog (units)	1,863	1,776	2,726
Average backlog price	$359.0	$371.3	$447.2
Gross profit margin	$307,525	$294,699	$547,753
Gross profit margin percentage	18.51%	13.63%	17.67%
Segment profit	$185,861	$103,690	$291,012
New order cancellation rate	14.40%	24.40%	25.20%
Inventory:
Sold inventory	$219,885	$215,587	$369,025
Unsold lots and housing units	$47,120	$30,370	$81,752
Unsold inventory impairments	$1,286	$1,163	$2,143
Contract land deposits, net	$36,643	$14,808	$91,290
Total lots controlled	26,938	23,711	36,102
Total lots reserved	6,575	7,565	8,970
Contract land deposit impairments	$18,425	$81,834	$153,601
Average active communities	168	205	242

North East:
Revenues	$254,654	$347,142	$433,631
Settlements (units)	882	1,086	1,247
Average settlement price	$288.7	$319.7	$347.7
New Orders (units)	904	884	1,212
Average new order price	$293.5	$298.5	$338.7
Backlog (units)	325	303	505
Average backlog price	$302.8	$288.8	$338.8
Gross profit margin	$42,282	$46,607	$57,860
Gross profit margin percentage	16.60%	13.43%	13.34%
Segment profit	$19,572	$13,182	$11,176
New order cancellation rate	14.50%	19.70%	19.00%
Inventory:
Sold inventory	$36,315	$31,321	$55,441
Unsold lots and housing units	$4,152	$4,195	$5,011
Unsold inventory impairments	$598	$573	$268
Contract land deposits, net	$2,646	$1,233	$8,426
Total lots controlled	3,898	3,619	6,176
Total lots reserved	846	1,879	2,336
Contract land deposit impairments	$2,489	$11,190	$13,553
Average active communities	37	39	50

	Year Ended December 31,
	2009	2008	2007
Mid East:
Revenues	$505,431	$659,649	$860,139
Settlements (units)	2,323	2,762	3,321
Average settlement price	$216.3	$237.4	$257.7
New Orders (units)	2,552	2,380	3,160
Average new order price	$217.3	$229.5	$248.2
Backlog (units)	960	731	1,113
Average backlog price	$224.7	$223.9	$245.4
Gross profit margin	$85,931	$104,761	$155,736
Gross profit margin percentage	17.00%	15.88%	18.11%
Segment profit	$38,012	$39,643	$78,547
New order cancellation rate	13.90%	17.70%	14.90%
Inventory:
Sold inventory	$60,107	$41,751	$74,455
Unsold lots and housing units	$16,353	$14,549	$5,534
Unsold inventory impairments	$592	$69	$367
Contract land deposits, net	$4,182	$5,578	$17,828
Total lots controlled	10,163	11,027	14,191
Total lots reserved	2,022	3,553	3,053
Contract land deposit impairments	$7,244	$10,393	$10,838
Average active communities	100	118	140

South East:
Revenues	$262,138	$470,147	$655,364
Settlements (units)	1,115	1,653	2,311
Average settlement price	$235.1	$284.4	$283.6
New Orders (units)	1,144	1,206	2,203
Average new order price	$230.2	$261.2	$290.0
Backlog (units)	383	354	801
Average backlog price	$244.1	$260.5	$308.6
Gross profit margin	$36,490	$60,173	$144,253
Gross profit margin percentage	13.92%	12.80%	22.01%
Segment profit	$7,384	$7,904	$87,701
New order cancellation rate	14.80%	28.90%	20.30%
Inventory:
Sold inventory	$21,521	$29,781	$55,658
Unsold lots and housing units	$4,783	$5,878	$8,271
Unsold inventory impairments	$268	$129	$—
Contract land deposits, net	$2,272	$302	$24,103
Total lots controlled	5,338	6,626	11,089
Total lots reserved	1,363	3,738	2,641
Contract land deposit impairments	$5,236	$20,081	$4,766
Average active communities	50	65	73

Mid Atlantic
2009 versus 2008
     The Mid Atlantic segment had an approximate $82,200, or 79%, increase in segment profit in 2009 compared to 2008. Revenues for the Mid Atlantic segment, which represents approximately 62% of total homebuilding revenues for the year, decreased approximately $500,500, or 23%, in 2009 compared to 2008. Revenues declined due to a 10%, or 518 unit, decrease in units settled and a 15% decrease in the average settlement price of homes in 2009 compared to 2008. The decrease in units settled is attributable to a 35%, or 950 unit, lower backlog balance at the beginning of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate year over year. The decrease in the average settlement price is primarily attributable to a 17% lower average price of homes in the beginning backlog year over year, coupled with a 9% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008. The segment’s gross profit margin percentage increased to 18.5% in 2009 from 13.6% in 2008. Gross profit margins were favorably impacted by lower contract land deposit impairment charges in 2009 of $18,425, or 111 basis points, compared to $81,834, or 379 basis points, in 2008. Gross profit margins in 2009 were also favorably impacted as a result of us exiting poor performing communities in 2008 which were producing lower gross profit margins. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders in 2009 increased 12% from 2008, while the segment’s average sales price of new orders decreased 7% year over year. New orders increased despite an 18% decrease in the average number of active communities in 2009 compared to 2008. New orders were favorably impacted in part by a 43% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. New orders were also favorably impacted in the current year by a decrease in the cancellation rate in 2009 to 14% from 24% during 2008. In addition we believe that the federal tax credit for first-time homebuyers had a favorable impact on new orders in the current year, as first-time homebuyers made up a higher percentage of our total sales in the segment year over year.
     Net new order and settlement activity in 2009 resulted in a 5% increase in backlog units, while backlog dollars remained relatively flat year over year. The increase in backlog units is primarily attributable to the aforementioned increase in new orders in the fourth quarter of 2009 compared to the same period in 2008. Backlog dollars were impacted by the increase in backlog units, offset partially by a 3% decrease in the average price of homes in ending backlog.
2008 versus 2007
     The Mid Atlantic segment had an approximate $187,300, or 64%, decrease in segment profit in 2008 compared to 2007. Revenues for the Mid Atlantic segment, which represent approximately 59% of total homebuilding revenues for the year, decreased approximately $937,300, or 30%, for the year from the prior year period. This decrease was attributable to a 21% decrease in the number of units settled and a 12% decrease in the average settlement price. The decrease in units settled was attributable to a 26% lower backlog unit balance at the beginning of 2008 compared to the same period in 2007 and to a 25% decline in new orders year over year. The decrease in the average settlement price was primarily attributable to an 11% lower average price of homes in the beginning backlog period over period and was also impacted by lower average selling prices of new orders in 2008 compared to 2007. The segment’s gross profit margin percentage fell to 13.6% in 2008 from 17.7% in 2007. Gross profit margins were adversely affected by the downward pressure on selling prices which resulted in the aforementioned 12% decrease in the average settlement price. Gross profit margins were also negatively impacted in each respective period by contract land deposit impairment charges of $81,834, or 379 basis points, in 2008 compared to $153,601, or 496 basis points, in 2007.

     New orders in the Mid Atlantic segment for 2008 decreased 25% from 2007 and the segment’s average new order sales price decreased 15% year over year. New orders and the average selling price for new orders were down in each of our markets within the Mid Atlantic segment and were negatively impacted by challenging market conditions. In addition, new orders were negatively impacted by a 15% decrease in the average number of active communities to 205 in 2008 from 242 in 2007 within the segment. Backlog units and dollars decreased approximately 35% and 46%, respectively, year over year. The decrease in backlog units was attributable to the beginning backlog units being approximately 26% lower entering 2008 compared to the same period in 2007. In addition, backlog units were negatively impacted by the aforementioned decline in new orders in 2008 compared to 2007. Backlog dollars were negatively impacted by the decrease in backlog units and a 17% decrease in the average price of homes in ending backlog.
North East
2009 versus 2008
     The North East segment had an approximate $6,400, or 49%, increase in segment profit in 2009 compared to 2008, despite a decrease in revenues of approximately $92,500, or 27%, year over year. The decline in revenues was due to a 19%, or 204 unit, decrease in the number of units settled and a 10% decrease in the average settlement price year over year. The decrease in the number of units settled and the average settlement price is primarily attributable to a 40%, or 202 unit, lower beginning backlog balance entering 2009 compared to 2008 and 15% lower average price of homes in beginning backlog year over year. Gross profit margins increased to 16.6% in 2009 from 13.4% in 2008. The increase in gross margins was attributable primarily to lower contract land deposit impairment charges in 2009 of $2,489, or 98 basis points, compared to 2008 of $11,190, or 322 basis points. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders in 2009 increased 2% from 2008, while the segment’s average sales price for new orders decreased 2% year over year. New orders were favorably impacted in part by a 26% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. We believe new orders were also favorably impacted in the current year by the federal tax credit for first-time homebuyers and by a decrease in the cancellation rate to 15% in 2009 from 20% in 2008.
     Net new order and settlement activity in 2009 resulted in an increase in backlog units and dollars of approximately 7% and 13%, respectively. The increase in backlog units is primarily attributable to the aforementioned increase in new orders in the fourth quarter of 2009 compared to the fourth quarter of 2008. Backlog dollars were impacted by the increase in backlog units coupled with a 5% increase in the average selling price for new orders for the six-month period ended December 31, 2009 compared to the same period in 2008.
2008 versus 2007
     The North East segment had an approximate $2,000, or 18%, increase in segment profit in 2008 compared to 2007, despite a decrease in revenues of approximately $86,500, or 20%, year over year. Revenues declined due to a 13% decrease in the number of units settled and an 8% decrease in the average settlement price year over year. The decrease in the number of units settled and the average settlement price was primarily attributable to a 7% lower beginning backlog balance and 6% lower average price of homes in beginning backlog entering 2008 compared to 2007. In addition, the number of units settled was negatively impacted by a decline in new orders year over year. Gross profit margins in the North East segment in 2008 were relatively flat with the prior year at 13.4% compared to 13.3% in 2007. Contract land deposit impairment charges for the segment decreased to approximately $11,190, or 322 basis points, in 2008 compared to approximately $13,553, or 313 basis points, in 2007. The increase in segment profit was primarily attributable to the decrease in contract land deposit impairment charges, cost control measures and reduced sales and marketing costs due to a 22% reduction in the average number of active communities during 2008 compared to 2007.

     Segment new orders and the average new order sales price for 2008 decreased 27% and 12%, respectively, from 2007 due to challenging market conditions. In addition, new orders were negatively impacted by a decrease in the average number of active communities within the North East segment. Backlog units and dollars decreased approximately 40% and 49%, respectively, year over year. The decrease in backlog units was attributable to the decline in new orders in 2008 compared to 2007, in addition to a 7% lower beginning backlog unit balance entering 2008 compared to the same period in 2007. The decrease in backlog dollars was due to the decrease in backlog units and to the 12% decrease in the average selling price for new orders for the six-month period ended December 31, 2008 compared to the same period in 2007.
Mid East
2009 versus 2008
     The Mid East segment had an approximate $1,600, or 4%, decrease in segment profit and an approximate $154,200, or 23%, decrease in revenues in 2009 compared to 2008. Revenues decreased due to a 16%, or 439 unit, decrease in the number of units settled and a 9% decrease in the average settlement price period over period. The decreases in the number of units settled and the average settlement price were primarily attributable to a 34%, or 382 unit, lower beginning backlog balance and 9% lower average price of homes in beginning backlog year over year, respectively. In addition, average settlement prices were negatively impacted by a 10% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008. Gross profit margins increased year over year, as cost reduction measures initiated in prior periods offset the decrease in the average settlement price in 2009 compared to 2008. Gross profit margins in 2009 were also favorably impacted as a result of us exiting poor performing communities in 2008 which were producing lower gross profit margins.
     Segment new orders in 2009 increased 7% from 2008, while the segment’s average sales price for new orders decreased 5% year over year. New orders were favorably impacted in part by a 51% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. We believe new orders in the current year were also favorably impacted by the federal tax credit for first-time homebuyers, and a decrease in the cancellation rate to 14% in 2009 from 18% in 2008, despite a reduction in the average number of active communities year over year. New order average sale prices continue to be negatively impacted by market conditions, which have required us to alter our product offerings and reduce prices in each market within this segment.
     Net new order and settlement activity in 2009 resulted in an increase in backlog units and dollars of approximately 31% and 32%, respectively. The increase in backlog units is primarily attributable to the aforementioned increase in new orders in the fourth quarter of 2009 compared to the fourth quarter of 2008. Backlog dollars were impacted by the increase in backlog units.
2008 versus 2007
     The Mid East segment had an approximate $38,900, or 50%, decrease in segment profit in 2008 compared to 2007. Revenues decreased approximately $200,500, or 23%, in 2008 from 2007 due to a 17% decrease in the number of units settled and an 8% decrease in the average settlement price period over period. The decrease in the number of units settled and the average settlement price was primarily attributable to a 13% lower beginning backlog balance and 9% lower average price of homes in beginning backlog period over period. In addition, the number of units settled was negatively impacted by a decline in new orders year over year. Gross profit margins decreased to 15.9% in 2008 from 18.1% in 2007. Contract land deposit impairment charges in the segment were approximately $10,393, or 158 basis points, in 2008 compared to $10,838, or 126 basis points, in 2007. The decline in gross profit margins was primarily driven by continued pressure on selling prices due to challenging market conditions which resulted in an 8% decrease in the average settlement price year over year.

     Segment new orders and the average new order sales price in 2008, decreased 25% and 8%, respectively, from 2007. New orders were negatively impacted by market conditions which remained challenging. In addition, new orders were negatively impacted by a 16% decrease in the average number of active communities within the Mid East segment year over year and by an increase in the cancellation rate in the segment to 18% in 2008 from 15% in 2007. Backlog units and dollars decreased approximately 34% and 40%, respectively, year over year. The decrease in backlog units was attributable to the beginning backlog units being approximately 13% lower entering 2008 compared to the same period in 2007. In addition, backlog units were negatively impacted by the decline in new orders in 2008 compared to 2007. The decrease in backlog dollars was attributable to the decrease in backlog units and to a 9% decrease in the average selling price for new orders for the six-month period ended December 31, 2008 compared to the same period in 2007.
South East
2009 versus 2008
     The South East segment had an approximate $500, or 7% decrease in segment profit and an approximate $208,000, or 44%, decrease in revenues in 2009 compared to 2008. Revenues decreased primarily due to a 33%, or 538 unit, decrease in the number of units settled and a 17% decrease in the average settlement price year over year. The decrease in units settled was attributable to a 56%, or 447 unit, lower beginning backlog balance entering 2009 compared to the same period in 2008 coupled with a 25%, or 203 unit, decrease in new orders during the first six months of 2009 as compared to the first six months of 2008. The decrease in the average settlement price was primarily attributable to a 16% lower average price of units in backlog entering 2009 compared to the same period in 2008, coupled with a 16% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008. Gross profit margins increased to 13.9% in 2009 from 12.8% in 2008. Gross profit margins were favorably impacted by lower contract land deposit impairment charges in 2009 of $5,236, or 200 basis points, compared to $20,081, or 427 basis points, in 2008. This favorable impact on gross profit margins year over year was partially offset by a 12% decline in average new order sales prices in 2009 from 2008, as the South East segment market conditions remain more challenging than those seen in our other market segments.
     Segment new orders and the average new order sales price decreased 5% and 12%, respectively, in 2009 compared to 2008. New orders have been negatively impacted by a 23% decrease in the average number of active communities year over year. In addition, as mentioned above, the challenging market conditions in the South East segment have continued to negatively impact both new orders and new order sales prices. We believe new orders were favorably impacted in the current year by the federal tax credit for first-time homebuyers and by a decrease in cancellation rates to 15% in 2009 from 29% in 2008.
     Net new order and settlement activity in 2009 resulted in an 8%, or 29 unit, increase in backlog, while backlog dollars remained relatively flat year over year. The increase in backlog units is primarily attributable to an 84%, or 122 unit, increase in the number of new orders in the fourth quarter of 2009 compared to the fourth quarter of 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. Backlog dollars were impacted by the increase in backlog units, offset partially by a 6% decrease in the average price of homes in ending backlog due to a decrease in the average selling price for new orders for the six-month period ended December 31, 2009 compared to the same period in 2008.
2008 versus 2007
     The South East segment had an approximate $79,800, or 91%, decrease in segment profit in 2008 compared to 2007. Revenues decreased approximately $185,200, or 28%, in 2008 from 2007 due to a 29% decrease in the number of units settled period over period. The decrease in units settled was attributable to a 12% lower beginning backlog unit balance entering 2008 compared to the same period in 2007 and to a decline in new orders year over year. Gross profit margins decreased to 12.8% in 2008 from 22.0% in 2007. Gross profit margins were negatively impacted in 2008 by increased contract land deposit impairment charges of approximately $20,081, or 427 basis points, in 2008 compared to approximately $4,766, or 73 basis points, in

2007. Gross profit margins were also negatively impacted by the use of increased sales incentives, and by higher average lot and operating costs per settled unit.
     Segment new orders and the average new order sales price decreased 45% and 10%, respectively, during 2008 compared to 2007. Market conditions within the South East segment continued to deteriorate throughout 2008. These worsening market conditions resulted in lower sales absorption rates within our active communities and higher cancellation rates year over year. New orders were negatively impacted by a 10% decrease in the average number of active communities to 65 in 2008 from 73 in 2007 within the segment. Cancellation rates in the overall segment increased to 29% in 2008 from 20% in 2007. The 45% decrease in new orders for 2008, coupled with a 12% lower beginning backlog balance entering 2008 compared to 2007, resulted in a 56% decrease in backlog units as of December 31, 2008 compared to December 31, 2007. The decrease in backlog units coupled with a decline of 16% in the average backlog price, resulted in a 63% decline in backlog dollars year over year.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock option compensation expense, goodwill and intangible asset impairment charges, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, stock option compensation expense and goodwill and intangible asset impairment charges are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our outstanding senior notes and working capital line borrowings, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2009	2008	2007
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$307,525	$294,699	$547,753
Homebuilding North East	42,282	46,607	57,860
Homebuilding Mid East	85,931	104,761	155,736
Homebuilding South East	36,490	60,173	144,253
Consolidation adjustments and other (1)	25,506	(48,548)	(84,474)

Consolidated homebuilding gross profit	$497,734	$457,692	$821,128

	Year Ended December 31,
	2009	2008	2007
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$185,861	$103,690	$291,012
Homebuilding North East	19,572	13,182	11,176
Homebuilding Mid East	38,012	39,643	78,547
Homebuilding South East	7,384	7,904	87,701
Reconciling items:
Contract land deposit recoveries (impairments) (1)	42,939	(41,134)	(79,002)
Stock option expense (2)	(43,495)	(38,681)	(13,542)
Corporate capital allocation (3)	61,753	108,509	152,363
Unallocated corporate overhead (4)	(44,103)	(52,696)	(58,990)
Consolidation adjustments and other (5)	4,970	24,437	28,846
Impairment of goodwill and intangible assets (6)	—	(11,686)	—
Corporate interest expense	(9,810)	(12,417)	(12,535)

Reconciling items sub-total	12,254	(23,668)	17,140

Homebuilding consolidated profit before taxes	$263,083	$140,751	$485,576

(1)	This item primarily represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During both 2009 and 2008, unallocated reserves decreased from the respective prior year as a result of charging previously reserved land impairments to the operating segments, and to certain recoveries of deposits previously determined in prior periods to be impaired.

(2)	The increase in stock option expense in 2009 and 2008 compared to 2007 is due to the reversal of stock-based compensation costs of $29,350 during the third quarter of 2007 related to certain stock options subject to a performance metric. During 2007, we determined that it was improbable that we would meet the performance metric and accordingly reversed all performance-based option expense recorded through that period.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decrease in the corporate capital allocation charge from 2007 to 2008 and from 2008 to 2009 is due to decreases in segment asset balances in each of the respective years, due to the decrease in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2009	2008	2007
Homebuilding Mid Atlantic	$40,765	$73,042	$106,032
Homebuilding North East	6,473	10,081	14,669
Homebuilding Mid East	8,863	12,902	17,381
Homebuilding South East	5,652	12,484	14,281

Total	$61,753	$108,509	$152,363

(4)	The decreases in unallocated corporate overhead year over year are primarily driven by a reduction in personnel and other overhead costs as part of our focus to size our organization to meet current year activity levels.

(5)	The decrease in 2009 from 2008 is attributable primarily to changes in the corporate consolidation entries based on production volumes year over year, as well as to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.

(6)	The 2008 impairment charge relates to the write-off of goodwill and indefinite life intangible assets related to our 2005 acquisition of Rymarc Homes and the goodwill related to our 1997 acquisition of Fox Ridge Homes.

Mortgage Banking Segment
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Loan closing volume:
Total principal	$2,060,376	$2,351,341	$3,225,324

Loan volume mix:
Adjustable rate mortgages	1%	5%	17%

Fixed-rate mortgages	99%	95%	83%

Operating Profit:
Segment Profit	$38,138	$29,227	$54,576
Stock option expense	(2,807)	(2,523)	(647)

Mortgage banking income before tax	$35,331	$26,704	$53,929

Capture rate:	91%	85%	85%

Mortgage Banking Fees:
Net gain on sale of loans	$46,960	$38,921	$60,128
Title services	12,787	14,581	20,304
Servicing fees	634	835	723

	$60,381	$54,337	$81,155

2009 versus 2008
     Loan closing volume for the year ended December 31, 2009 decreased 12% from 2008. The 2009 decrease was primarily attributable to a 7% decrease in the number of units closed and a 6% decrease in the average loan amount year over year. These decreases are attributable to the aforementioned decrease in the homebuilding segment’s number of units settled and the decrease in the average settlement prices in 2009 as compared to 2008. The aforementioned decrease in builder settlements in 2009 compared to 2008, was partially offset by a 6 percentage point increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which increased to 91% for the period ended December 31, 2009, compared to 85% for the same period in 2008.
     Segment profit for the year ended December 31, 2009 increased approximately $8,900 from 2008. The increase was partially attributable to an approximate $6,000 increase in mortgage banking fees, which was primarily the result of a decrease in incentives. The increase was partially offset by a decrease in fees attributable to the aforementioned decrease in closed loan volume. The increase in mortgage banking fees for the year ended December 31, 2009 was also partially attributable to an approximate $440 increase in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees. The fair value calculations are classified as Level 2 observable inputs as defined by GAAP (refer to Note 11, in the accompanying consolidated financial statements for additional information). The aforementioned fair value measurements will be impacted in the future by changes in volume and product mix of our closed loans and locked loan commitments.

     The increase in segment profit for the year ended December 31, 2009 was also partially attributable to an approximate $4,400 decrease in general and administrative expenses compared to the same period for 2008. The decrease in general and administrative expenses was primarily the result of a decrease in salary and other personnel costs primarily as the result of an approximate 24% decrease in staffing compared to the same period for 2008.
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
     The decrease to mortgage banking fees for the year ended December 31, 2008 was also partially offset by an approximate $900 increase in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees. The fair value measurement was the result of changes to the GAAP fair value measurement, which the Company adopted on a prospective basis as of January 1, 2008. As a result of the adoption of the GAAP fair value measurement changes, the fair value measurement for locked loan commitments and closed loans held for sale includes the assumed gain/loss on the expected resultant loan sale and the value of the servicing rights associated with the loan. This is in addition to the prior fair value measurement, which only considered the effects of interest rate movements between the date of the rate lock and either the loan closing date or the balance sheet date. The fair value calculations are classified as Level 2 observable inputs as defined in GAAP (refer to Note 11 in the accompanying consolidated financial statements for additional information). The fair value measurement will be impacted in the future by the change in volume and product mix of our closed and locked loan commitments.
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
Effective Tax Rate
     Our consolidated effective tax rate in 2009, 2008 and 2007 was 35.6%, 39.75% and 38.1%, respectively. The lower effective tax rate in 2009 was due to the expiration of certain tax reserves previously established, the amendment of certain prior year federal and state income tax returns that we believe will result in tax refunds and recent IRS guidance allowing us to take a larger benefit under Internal Revenue Code Section 199, domestic manufacturing deduction. In addition, due to Mr. Schar relinquishing his Executive Officer role with us in 2009, a tax benefit was generated related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that were previously considered to be a permanent non-deductible tax difference. The higher effective tax rate in 2008 was primarily due to the reduction in tax exempt interest income and lower pre-tax income in 2008 compared to 2007. We expect our effective tax rate in 2010 to be in-line with our effective tax rates in 2008 and 2007.
Recent Accounting Pronouncements Pending Adoption
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as codified in ASC 860, Transfers and Servicing, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. These amendments are effective for fiscal years beginning after November 15, 2009, the implementation of which are not expected to have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810, Consolidation, through Accounting Standards Update 2009-17. This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The amendment to ASC 810 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact of the amendment and currently believe that upon adoption, the majority of development entities associated with our fixed price purchase agreements would no longer be required to be consolidated.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment generally provides for its working capital cash requirements using cash generated from operations, a short-term unsecured working capital revolving credit facility (the “Facility”) and the public debt and equity markets. On August 4, 2009, NVR entered into an amendment to its $600,000 Facility to reduce the total available borrowings under the Facility to $300,000. In addition, the amended Facility eliminates the accordion feature and amended or eliminated certain non-financial covenants. Borrowings under the Facility are subject to certain borrowing base limitations. The Facility expires on December 6, 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,218 was outstanding at December 31, 2009. The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and unsold inventory levels. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount that we would be able to pay in dividends each year. We are also subject to borrowing base restrictions if our senior debt rating falls below investment grade. At December 31, 2009, we were in compliance with all covenants under the Facility and we have maintained our investment grade rating on our senior debt. Additionally, at December 31, 2009, there were no borrowing base limitations reducing the amount available to us for borrowings, and we had no direct borrowings outstanding under the Facility.
     NVR’s mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On August 5, 2009, NVRM renewed and amended its Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers (the “Amended Repurchase Agreement”). The Amended Repurchase Agreement provides for loan purchases up to $100,000, subject to certain sub-limits. In addition, the Amended Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Amended Repurchase Agreement be increased to an amount up to $125,000. The Amended Repurchase Agreement expires on August 3, 2010. Advances under the Amended Repurchase Agreement carry a Pricing Rate, based on the

Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Amended Repurchase Agreement. The Amended Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement, all of which we were compliant with at December 31, 2009. As of December 31, 2009, there was $12,344 outstanding under the Amended Repurchase Agreement, and borrowing base limitations reduced the amount available to us for borrowing to approximately $38,900. The weighted-average Pricing Rate for amounts outstanding under the Amended Repurchase Agreement was 2.6% during 2009. The average Pricing Rate for amounts outstanding at December 31, 2009 was 4.1%.
     On June 17, 2003, we completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15. The Notes are general unsecured obligations and rank equally in right of payment with all of our existing and future unsecured senior indebtedness and indebtedness under our working capital credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that we may incur. We may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. The indenture governing the Notes contains certain covenants which, among other items, restricts our ability to (i) create, incur, assume or guarantee any secured debt, (ii) enter into sale and leaseback transactions, and (iii) merge with or into other companies or sell all or substantially all of our assets. At December 31, 2009 we were in compliance with all covenants under the Notes. In December 2008, we repurchased $36,680 of the Notes on the open market at 99.25% of par, resulting in a pre-tax gain of approximately $251. In April 2009 and August 2009, we repurchased $27,950 and $2,000 of the Notes, respectively, on the open market at par. The outstanding balance of the Notes at December 31, 2009 was $133,370.
     On September 8, 2008, we filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. We expect to use the proceeds received from future offerings, if any, issued under the 2008 Shelf Registration for general corporate purposes. This discussion of NVR’s shelf registration capacity does not constitute an offer of any securities for sale.
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities and Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. On July 31, 2007, we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions (“July Authorization”). The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during 2009. We have $226,300 available under the July Authorization as of December 31, 2009.

Cash Flows
     For the year ended December 31, 2009, our operating activities provided cash of $241,642. Cash was provided primarily by homebuilding operations and by an approximate $32,400 decrease in mortgage loans held for sale. The presentation of operating cash flows was reduced by approximately $66,400, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital.
     Net cash used for investing activities during 2009 was $221,617 for the year ended December 31, 2009, which primarily resulted from the net purchase of marketable securities during 2009. The marketable securities, which are debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, are classified as held-to-maturity securities and mature within one year.
     Net cash provided by financing activities during 2009 was $82,482 for the year ended December 31, 2009. Financing cash flow was favorably impacted by approximately $78,500 of proceeds from the exercise of stock options and the realization of approximately $66,400 in excess income tax benefits from the exercise of stock options. Cash was used by financing activities to reduce net borrowings under the mortgage warehouse facility by approximately $32,200 and we repurchased $29,950 of our 5% Senior Notes due 2010, at par during 2009.
     In 2008, cash and cash equivalents increased by approximately $483,000. Operating activities provided cash of $462,361. Cash was provided primarily by homebuilding operations and a reduction in our homebuilding inventories of approximately $288,000 due to a reduction in the number of homes under construction at the end of 2008 as compared to the same period in 2007. Operating cash flow was reduced by a decrease in our customer deposits of approximately $66,000. The presentation of operating cash flows was also reduced by approximately $50,000, which is the amount of the excess tax benefit realized from the exercise of stock options during the period and credited directly to additional paid in capital. Cash used for investing activities of $5,498 in 2008, was used primarily for property and equipment purchases. Financing activities in 2008 provided $26,571 due primarily to proceeds from the exercise of stock options of approximately $52,000 and the realization of approximately $50,000 in excess income tax benefits from the exercise of stock options. Cash was used in financing activities to reduce net borrowings under the mortgage warehouse facility by approximately $39,000 and to repurchase $36,680 of our 5% Senior Notes due 2010 at a cost of approximately $36,400.
     In 2007, cash and cash equivalents increased by approximately $108,090. Operating activities provided cash of $558,766. Cash was provided primarily by homebuilding operations and an approximate $71,000 decrease in mortgage loans held for sale. The presentation of operating cash flows was reduced by approximately $69,000, related to the amount of the excess tax benefit realized from the exercise of stock options during the year. Cash provided by operating activities were partially offset by cash used for financing activities of $441,361, due to our repurchase of approximately $507,500 of our common stock.
     At December 31, 2009, 2008 and 2007, the homebuilding segment had restricted cash of approximately $4,600, $4,500 and $6,200, respectively, which relates to customer deposits on certain home sales.
     We believe that our current cash holdings, cash generated from operations and borrowings available under our credit facilities will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off Balance Sheet Arrangements
Lot Acquisition Strategy
     We do not engage in land development. Instead, we typically acquire finished building lots at market prices from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these purchase agreements.
     At December 31, 2009, we controlled approximately 46,300 lots with an aggregate purchase price of approximately $3,900,000, by making or committing to make deposits of approximately $167,100 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to the $167,100 deposit. Of the $167,100 deposit total, approximately $140,700 is in cash and approximately $4,900 is in letters of credit which have been issued as of December 31, 2009. Subsequent to December 31, 2009, we will pay approximately $21,500 in additional deposits assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2009, we had recorded an impairment valuation allowance of approximately $89,500 related to the cash deposits currently outstanding. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to the consolidation of variable interest entities.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $36,900 of contingent obligations under such agreements as of December 31, 2009 (inclusive of the $4,900 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2009, there were contractual commitments to extend credit to borrowers aggregating approximately $130,100, and open forward delivery sale contracts aggregating approximately $141,800. Please refer to Note 11 in the accompanying consolidated financial statements for a description of our fair value accounting.

Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2009, were as follows:

	Payments due by period
		Less than		1-3		3-5		More than
	Total	1 year		years		years		5 years
Debt (a)	$148,770	$148,770		$—		$—		$—
Capital leases (b)	$3,066	408		1,289		1,313		56
Operating leases (c)	$70,551	19,678		22,742		13,227		14,904
Purchase obligations (d)	21,534		*		*		*		*
Executive officer employment contracts (e)	$1,705	1,705		—		—		—
Other long-term liabilities (f)	$23,926	23,480		446		—		—

Total	$269,552	$194,041		$24,477		$14,540		$14,960

(a)	Payments include interest payments due on the 5% Senior Notes due 2010. See Note 6 in the accompanying consolidated financial statements for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 in the accompanying consolidated financial statements for additional information regarding capital lease obligations.

(c)	See Note 10 in the accompanying consolidated financial statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years, but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.

(e)	We have entered into employment agreements with three of our executive officers. Each of the agreements expires on January 1, 2011 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $60 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheet, $2,100 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.
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
     Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2009 balance sheet to be adequate (see Note 1 in the accompanying consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2009 balance sheet (see Note 10 in the accompanying consolidated financial statements) to be adequate, there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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
Impact of Inflation, Changing Prices and Economic Conditions
     See Risk Factors included in Item 1A herein. See also the discussion above under Overview of Current Business Environment.
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
     Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVRM also sells all of its mortgage servicing rights on a servicing released basis.
     Our homebuilding segment generates operating liquidity and acquires capital assets through fixed-rate and variable-rate debt. The homebuilding segment’s primary debt is a variable-rate working capital revolving credit facility that currently provides for unsecured borrowings up to $300,000, subject to certain borrowing base limitations. The Facility expires in December 2010 and outstanding amounts bear interest at either (i) the prime rate or (ii) LIBOR plus applicable margin as defined within the Facility. There were no borrowings under the Facility during 2009.
     NVRM generates operating liquidity primarily through the mortgage Repurchase Agreement, which provides for loan repurchases up to $100,000. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The weighted-average Pricing Rate for amounts outstanding under the Repurchase Agreement was 2.6% during 2009. The average Pricing Rate for amounts outstanding at December 31, 2009 was 4.1%.
     The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2009. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, outstanding warehouse borrowings are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$40,492	—	—	—	—	—	$40,492	$40,097
Average interest rate	4.9%	—	—	—	—	—	4.9%

Interest rate sensitive liabilities:
Variable rate repurchase agreement	$12,344	—	—	—	—	—	$12,344	$12,344
Average interest rate (a)	4.1%	—	—	—	—	—	4.1%

Other:
Forward trades of mortgage-backed securities (b)	$2,445	—	—	—	—	—	$2,445	$2,445
Forward loan commitments (b)	(707)	—	—	—	—	—	(707)	(707)
Homebuilding segment

Interest rate sensitive assets:
Interest-bearing deposits	$1,458,077	—	—	—	—	—	$1,458,077	$1,458,077
Average interest rate	0.4%	—	—	—	—	—	0.4%

Interest rate sensitive liabilities:
Fixed rate obligations (c)	$133,486	$402	$456	$520	$617	$55	$135,536	$136,995
Average interest rate	5.3%	13.1%	13.2%	13.3%	13.9%	14.1%	5.8%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

(c)	The $133,486 maturing in 2010 includes $133,370 for NVR’s 5% Senior Notes due June 2010.

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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2009 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2010. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.
Item 11. Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2010.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2010.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2009 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders	119,913	$490.92	—

Equity compensation plans not approved by security holders	879,229	$321.78	134,022

Total	999,142	$342.08	134,022
     Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; and the 1998 Directors’ Long-Term Stock Option Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2010.
Item 14. Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2010.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:
1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 99.1 to NVR’s Form 8-K filed May 4, 2007 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 99.2 to Form 8-K filed on May 4, 2007 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fourth Supplemental Indenture, dated June 17, 2003, between NVR and U.S. Bank Trust National Association, as successor to The Bank of New York, as trustee. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed June 17, 2003 and incorporated herein by reference.

4.4	Form of Note (included in Indenture filed as Exhibit 4.3).

10.1*	Employment Agreement between NVR, Inc. and Dwight C. Schar dated July 1, 2005. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Paul C. Saville dated July 1, 2005. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 1, 2005. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and William J. Inman dated July 1, 2005. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on June 29, 2005 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.7*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.8*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.09*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.11*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.12	Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 12, 2005 and incorporated herein by reference.

10.13*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.14*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated December 21, 2006. Filed as Exhibit 10.1 to NVR’s Form 8-K filed December 22, 2006 and incorporated herein by reference.

10.15	Fifteenth Amendment to Loan Agreement dated as of August 24, 2006 between NVR Mortgage Finance, Inc. and U.S. Bank National Association, JPMorgan Chase Bank, Guaranty Bank, Comerica Bank, National City Bank and Washington Mutual Bank, F.A. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 24, 2006 and incorporated herein by reference.

10.16	Commitment and Acceptance dated March 27, 2006 increasing the commitment under NVR, Inc.’s existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $45 million to an aggregate commitment of $445 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed March 30, 2006 and incorporated herein by reference.

10.17	Commitment and Acceptance dated August 16, 2006 increasing the commitment under NVR, Inc.’s existing revolving credit agreement with JPMorgan Chase Bank, as Administrative Agent, and the Lenders that are parties thereto, dated December 7, 2005 by $155 million to an aggregate commitment of $600 million. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 17, 2006 and incorporated herein by reference.

10.18*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated November 6, 2007. Filed as Exhibit 10.1 to NVR’s Form 8-K filed November 7, 2007 and incorporated herein by reference.

10.19*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.20*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.21	Repurchase Agreement dated August 5, 2008 among NVR Finance and U.S. Bank National Association, as Agent, and other lenders party thereto. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 8, 2008 and incorporated herein by reference.

10.22*	Amendment No. 3 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated November 6, 2008. Filed as Exhibit 10.1 to NVR’s Form 8-K filed November 6, 2008 and incorporated herein by reference.

10.23*	Amendment No. 4 to Employment Agreement between NVR, Inc. and Dwight C. Schar dated January 1, 2009. Filed as Exhibit 10.24 to NVR’s Annual Report on form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.24*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Paul C. Saville dated January 1, 2009. Filed as Exhibit 10.25 to NVR’s Annual Report on form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.25*	Amendment No. 1 to Employment Agreement between NVR, Inc. and William J. Inman dated January 1, 2009. Filed as Exhibit 10.26 to NVR’s Annual Report on form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.26*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Dennis M. Seremet dated July 30, 2008. Filed as Exhibit 10.27 to NVR’s Annual Report on form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.27*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Dennis M. Seremet dated January 1, 2009. Filed as Exhibit 10.28 to NVR’s Annual Report on form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

10.28*	Summary of 2010 Named Executive Officer annual incentive compensation plan. Filed herewith.

10.29	First Amendment to Repurchase Agreement dated August 5, 2008 among NVR Finance and U.S. Bank National Association, as agent and a Buyer, and the other Buyers. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

10.30	First Amendment to Credit Agreement dated as of December 7, 2005 among NVR, Inc. and the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank, National Association, as Syndication Agent, SunTrust Bank and Wachovia Bank, National Association, as Documentation Agents, AmSouth Bank, Comerica Bank, Calyon New York Branch and Mizuho Corporate Bank, Ltd., as Managing Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Filed as Exhibit 10.2 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar	Chairman
Dwight C. Schar		February 26, 2010

/s/ C. E. Andrews	Director
C. E. Andrews		February 26, 2010

/s/ Robert C. Butler	Director

Robert C. Butler		February 26, 2010

/s/ Timothy M. Donahue	Director

Timothy M. Donahue		February 26, 2010

/s/ Alfred E. Festa	Director

Alfred E. Festa		February 26, 2010

/s/ Manuel H. Johnson	Director

Manuel H. Johnson		February 26, 2010

/s/ William A. Moran	Director

William A. Moran		February 26, 2010

/s/ David A. Preiser	Director

David A. Preiser		February 26, 2010

/s/ W. Grady Rosier	Director

W. Grady Rosier		February 26, 2010

/s/ John M. Toups	Director
John M. Toups		February 26, 2010

/s/ Paul W. Whetsell	Director
Paul W. Whetsell		February 26, 2010

/s/ Paul C. Saville	Principal Executive Officer
Paul C. Saville		February 26, 2010

/s/ Dennis M. Seremet	Principal Financial Officer
Dennis M. Seremet		February 26, 2010

/s/ Robert W. Henley	Principal Accounting Officer
Robert W. Henley		February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 26, 2010

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS

Homebuilding:
Cash and cash equivalents	$1,248,689	$1,146,426
Marketable securities	219,535	—
Receivables	7,995	11,594
Inventory:
Lots and housing units, covered under sales agreements with customers	337,523	335,238
Unsold lots and housing units	73,673	57,639
Manufacturing materials and other	7,522	7,693

	418,718	400,570

Contract land deposits, net	49,906	29,073
Consolidated assets not owned	70,430	114,930
Property, plant and equipment, net	20,215	25,658
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	200,340	223,393
Other assets	58,319	19,233

	2,335,727	2,012,457

Mortgage Banking:
Cash and cash equivalents	1,461	1,217
Mortgage loans held for sale, net	40,097	72,488
Property and equipment, net	446	759
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	10,692	8,968

	60,043	90,779

Total assets	$2,395,770	$2,103,236

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$120,464	$137,285
Accrued expenses and other liabilities	221,352	194,869
Liabilities related to consolidated assets not owned	65,915	109,439
Customer deposits	63,591	59,623
Other term debt	2,166	2,530
Senior notes	133,370	163,320

	606,858	667,066

Mortgage Banking:
Accounts payable and other liabilities	19,306	17,842
Notes payable	12,344	44,539

	31,650	62,381

Total liabilities	638,508	729,447

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value;
60,000,000 shares authorized; 20,559,671 and 20,561,187 shares issued as of December 31, 2009 and 2008, respectively	206	206
Additional paid-in-capital	830,531	722,265
Deferred compensation trust - 265,278 and 514,470 shares of NVR, Inc. common stock as of December 31, 2009 and 2008, respectively	(40,799)	(74,978)
Deferred compensation liability	40,799	74,978
Retained earnings	3,823,067	3,630,887
Less treasury stock at cost — 14,609,560 and 15,028,335 shares as of December 31, 2009 and 2008, respectively	(2,896,542)	(2,979,569)

Total shareholders’ equity	1,757,262	1,373,789

Total liabilities and shareholders’ equity	$2,395,770	$2,103,236

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Homebuilding:
Revenues	$2,683,467	$3,638,702	$5,048,187
Other income	8,697	16,386	21,118
Cost of sales	(2,185,733)	(3,181,010)	(4,227,059)
Selling, general and administrative	(233,152)	(308,739)	(343,520)

Operating income	273,279	165,339	498,726
Interest expense	(10,196)	(12,902)	(13,150)
Goodwill and intangible asset impairment	—	(11,686)	—

Homebuilding income	263,083	140,751	485,576

Mortgage Banking:
Mortgage banking fees	60,381	54,337	81,155
Interest income	2,979	3,955	4,900
Other income	629	745	1,060
General and administrative	(27,474)	(31,579)	(32,505)
Interest expense	(1,184)	(754)	(681)

Mortgage banking income	35,331	26,704	53,929

Income before taxes	298,414	167,455	539,505
Income tax expense	(106,234)	(66,563)	(205,550)

Net income	$192,180	$100,892	$333,955

Basic earnings per share	$33.10	$18.76	$61.61

Diluted earnings per share	$31.26	$17.04	$54.14

Basic weighted average
shares outstanding	5,807	5,379	5,420

Diluted weighted average
shares outstanding	6,149	5,920	6,168

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2006	$206	$585,438	$3,196,040	$(2,629,610)	$(80,491)	$80,491	$1,152,074

Net income	—	—	333,955	—	—	—	333,955
Deferred compensation activity	—	—	—	—	5,024	(5,024)	—
Purchase of common stock for treasury	—	—	—	(507,472)	(169)	169	(507,472)
Stock-based compensation	—	14,189	—	—	—	—	14,189
Tax benefit from stock options exercised and deferred compensation distributions	—	69,046	—	—	—	—	69,046
Stock option activity	—	67,583	—	—	—	—	67,583
Treasury stock issued upon option exercise	—	(72,625)	—	72,625	—	—	—

Balance, December 31, 2007	206	663,631	3,529,995	(3,064,457)	(75,636)	75,636	1,129,375

Net income	—	—	100,892	—	—	—	100,892
Deferred compensation activity	—	—	—	—	786	(786)	—
Purchase of common stock for treasury	—	—	—	—	(128)	128	—
Stock-based compensation	—	41,204	—	—	—	—	41,204
Tax benefit from stock options exercised and deferred compensation distributions	—	50,240	—	—	—	—	50,240
Stock option activity	—	52,078	—	—	—	—	52,078
Treasury stock issued upon option exercise	—	(84,888)	—	84,888	—	—	—

Balance, December 31, 2008	206	722,265	3,630,887	(2,979,569)	(74,978)	74,978	1,373,789

Net income	—	—	192,180	—	—	—	192,180
Deferred compensation activity	—	—	—	—	34,179	(34,179)	—
Stock-based compensation	—	46,302	—	—	—	—	46,302
Tax benefit from stock options exercised and deferred compensation distributions	—	66,448	—	—	—	—	66,448
Stock option activity	—	78,543	—	—	—	—	78,543
Treasury stock issued upon option exercise	—	(83,027)	—	83,027	—	—	—

Balance, December 31, 2009	$206	$830,531	$3,823,067	$(2,896,542)	$(40,799)	$40,799	$1,757,262

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$192,180	$100,892	$333,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,713	13,641	17,036
Excess income tax benefit from exercise of stock options	(66,448)	(50,240)	(69,046)
Stock option compensation expense	46,302	41,204	14,189
Contract land deposit (recoveries) impairments	(6,464)	165,024	261,760
Gain on sales of loans	(46,960)	(38,921)	(60,128)
Gain (loss) on sale of fixed assets	(358)	472	1,383
Gain on extinguishment of debt	—	(251)	—
Impairment of goodwill and intangible assets	—	11,686	—
Deferred tax expense (benefit)	21,905	(12,048)	(43,343)
Mortgage loans closed	(1,943,074)	(2,046,575)	(2,392,395)
Proceeds from sales of mortgage loans	2,018,151	2,115,607	2,515,973
Principal payments on mortgage loans held for sale	—	4,321	7,393
Net change in assets and liabilities:
(Increase) decrease in inventories	(18,148)	288,284	44,762
(Increase) decrease in contract land deposits	(14,848)	29	(31,893)
Decrease (increase) in receivables	3,682	(1,016)	2,730
Increase (decrease) in accounts payable, accrued expenses and customer deposits	82,578	(157,111)	(39,351)
Other, net	(36,569)	27,363	(4,259)

Net cash provided by operating activities	241,642	462,361	558,766

Cash flows from investing activities:
Purchase of marketable securities	(858,362)	—	—
Marketable securities maturing	638,827	—	—
Purchase of property, plant and equipment	(3,044)	(6,899)	(10,545)
Proceeds from the sale of property, plant and equipment	962	1,401	1,230

Net cash used by investing activities	(221,617)	(5,498)	(9,315)

Cash flows from financing activities:
Purchase of treasury stock	—	—	(507,472)
Purchase of NVR common stock for deferred compensation plan	—	(128)	(169)
Net repayments under notes payable and credit lines	(32,559)	(39,214)	(70,349)
Repurchase of Senior Notes	(29,950)	(36,405)	—
Excess income tax benefit from exercise of stock options	66,448	50,240	69,046
Exercise of stock options	78,543	52,078	67,583

Net cash provided (used) by financing activities	82,482	26,571	(441,361)

Net increase in cash and cash equivalents	102,507	483,434	108,090
Cash and cash equivalents, beginning of year	1,147,643	664,209	556,119

Cash and cash equivalents, end of year	$1,250,150	$1,147,643	$664,209

Supplemental disclosures of cash flow information:
Interest paid during the year	$10,010	$12,656	$12,744

Income taxes paid during the year, net of refunds	$(28,807)	$65,128	$157,081

Supplemental disclosures of non-cash activities:
Change in net consolidated assets not owned	$(976)	$(10,346)	$(15,777)

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. The homebuilding segment had restricted cash of $4,613 and $4,539 at December 31, 2009 and 2008, respectively, which relate to customer deposits for certain home sales and is recorded in “Other assets” in the accompanying balance sheets.

Marketable Securities

As of December 31, 2009 the Company held marketable securities totaling $219,535. These securities, which are debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, are classified by the Company as held-to-maturity, are measured at amortized cost and mature within one year.

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Contract Land Deposits

The Company purchases finished lots under fixed price purchase agreements that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.

NVR maintains an allowance for losses on contract land deposits that reflects the Company’s judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, NVR utilizes an ASC 450, Contingencies, loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, NVR assesses contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either the Company or the developer along with an analysis of the expected outcome of any such default.

NVR’s analysis is focused on whether the Company can sell houses profitably in a particular community in the current market with which the Company is faced. Because the Company does not own the finished lots on which the Company has placed a contract land deposit, if the above analysis leads to a determination that the Company can’t sell homes profitably at the current contractual lot price, the Company then determine whether it will elect to default under the contract, forfeit the deposit and terminate the contract, or whether the Company will attempt to restructure the lot purchase contract, which may require it to forfeit the deposit to obtain contract concessions from a developer. The Company also assesses whether an impairment is present due to collectibility issues resulting from a developer’s non-performance because of financial or other conditions.

During the year ended December 31, 2009, the Company had a net pre-tax recovery of approximately $6,500 of contract land deposits previously considered to be uncollectible. During the years ended December 31, 2008 and 2007, the Company incurred pre-tax charges of approximately $165,000 and $261,800, respectively, related to the impairment of contract land deposits. These impairment charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $89,500 and $147,900 impairment valuation allowance at December 31, 2009 and 2008, respectively.

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed its annual assessment of impairment and management determined that there was no impairment of excess reorganization value.

Warranty/Product Liability Accruals

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases.

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

Mortgage loans held for sale are recorded at fair value at closing in accordance with GAAP and thereafter are carried at the lower of cost or fair value until sold.

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2009, there were contractual commitments to extend credit to borrowers aggregating approximately $130,100, and open forward delivery sale contracts aggregating approximately $141,800. Please refer to Note 11 herein for a description of our fair value accounting calculation.

Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Weighted average number of shares outstanding used to calculate basic EPS	5,806,773	5,379,409	5,420,159

Dilutive securities:
Stock options	341,996	540,876	747,636

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,148,769	5,920,285	6,167,795

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
Options issued under equity benefit plans to purchase 134,405; 316,747 and 57,277 shares of common stock were outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, 402,372 performance-based options were outstanding during the year ended December 31, 2007, and pursuant to GAAP requirements were excluded from the computation of diluted earnings per share because the performance target had not been achieved. As of December 31, 2008 the performance target was not met and all 348,490 performance-based options outstanding expired unexercisable.
Revenues-Homebuilding Operations
NVR builds single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis for the ultimate customer. In accordance with GAAP, revenues are recognized at the time the unit is settled and title passes to the customer, adequate cash payment has been received and there is no continuing involvement. In situations where the buyer’s financing is originated by NVRM and the buyer has not made an adequate initial or continuing investment as prescribed by GAAP, the profit on such settlement is deferred until the sale of the related loan to a third-party investor has been completed.

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

Financial Instruments

Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2009 and 2008 was $134,829 and $161,937, respectively. The estimated fair value is based on a quoted market price. The carrying value was $133,370 and $163,320 at December 31, 2009 and 2008, respectively.

Stock-Based Compensation

On January 1, 2006 (the “Effective Date”), the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation, as codified in Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Prior to fiscal year 2006, NVR followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees ”.

ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option plans. The expense is based on the grant-date fair value of the options granted, and is recognized ratably over the requisite service period. NVR adopted the standard under the modified prospective method, which applied to new awards and to awards modified, repurchased, or cancelled after the required Effective Date, as well as to the unvested portion of awards outstanding as of the required Effective Date. The Company’s stock option programs are accounted for as equity-classified awards. See Note 9 herein for further discussion of stock-based compensation plans.

Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 as codified in ASC 810, Consolidation. ASC 810 provides guidance on accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement, but deducted to arrive at income available to common shareholders. ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. ASC 810 was effective for the Company beginning January 1, 2009. Its adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”) Effective Date of FASB Statement No. 157 as codified in ASC 820, Fair Value Measurements and Disclosures, which delayed the effective date of SFAS No. 157 (codified in ASC 820) for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-2 became effective for the Company beginning January 1, 2009. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Positions No. FAS 107-1 and No. APB 28-1 (“FSP No. 107-1 and APB No. 28-1”), Interim Disclosures about Fair Value of Financial Instruments, as codified in ASC 825, Financial Instruments, which enhances the interim disclosures required for the fair value of financial instruments and requires companies to disclose the methods and assumptions used to estimate the fair value of financial instruments. FSP No. 107-1 and APB 28-1 were effective for the Company beginning April 1, 2009. The Company conformed its disclosures to the requirements of FSP No. 107-1 and APB No. 28-1.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820, Fair Value Measurements and Disclosures. FSP No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 also reaffirms the objective of fair value measurement as stated in ASC 820, which is to reflect how much an asset would be sold for in an orderly transaction. FSP No. 157-4 was effective for the Company beginning April 1, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Positions No. FAS 115-2 and No. FAS 124-2, (“FSP No. 115-2 and FSP No. 124-2”), Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, as codified in ASC 320, Investments-Debt and Equity. FSP No. 115-2 and FSP No. 124-2 changes the existing other-than-temporary impairment model for debt securities and expands and increases the frequency of disclosures for other-than-temporary impairments for debt and equity securities. It was effective for the Company beginning April 1, 2009. The adoption of FSP No. 115-2 and FSP No. 124-2 did not have a material impact on the Company’s financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in ASC 855, Subsequent Events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for the Company beginning April 1, 2009. The Company has complied with the requirements of ASC 855, as amended by Accounting Standards Update 2010-09.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as codified in ASC 860, Transfers and Servicing, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009, and its implementation of which are not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810 through Accounting Standards Update 2009-17. This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The amendment to ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact of the amendment and currently believes that upon adoption, the majority of development entities associated with its fixed price purchase agreements would no longer be required to be consolidated.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which supersedes SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, as codified in ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Accounting Standards Codification (the “Codification”). The Codification is the sole source of authoritative U.S. generally accepted accounting principles recognized by the FASB. All other accounting literature not included in the Codification is nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

Reclassification

The presentation of certain prior period amounts has been reclassified to conform to 2009 presentation.

2.	Segment Information, Nature of Operations, and Certain Concentrations
     NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
sold in twenty-three metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 48% of its 2009 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.
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
Homebuilding Mid Atlantic — Virginia, West Virginia, Maryland and Delaware
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
          Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Homebuilding Mid Atlantic	$1,661,244	$2,161,764	$3,099,053
Homebuilding North East	254,654	347,142	433,631
Homebuilding Mid East	505,431	659,649	860,139
Homebuilding South East	262,138	470,147	655,364
Mortgage Banking	60,381	54,337	81,155

Total Consolidated Revenues	$2,743,848	$3,693,039	$5,129,342

	Year Ended December 31,
	2009	2008	2007
Profit:
Homebuilding Mid Atlantic	$185,861	$103,690	$291,012
Homebuilding North East	19,572	13,182	11,176
Homebuilding Mid East	38,012	39,643	78,547
Homebuilding South East	7,384	7,904	87,701
Mortgage Banking	38,138	29,227	54,576

Total Segment Profit	288,967	193,646	523,012

Contract land deposit recovery (impairments) (1)	42,939	(41,134)	(79,002)
Stock compensation expense (2)	(46,302)	(41,204)	(14,189)
Corporate capital allocation (3)	61,753	108,509	152,363
Unallocated corporate overhead (4)	(44,103)	(52,696)	(58,990)
Consolidation adjustments and other (5)	4,970	24,437	28,846
Impairment of goodwill and intangible assets (6)	—	(11,686)	—
Corporate interest expense	(9,810)	(12,417)	(12,535)

Reconciling items sub-total	9,447	(26,191)	16,493

Consolidated Income before Taxes	$298,414	$167,455	$539,505

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Assets:
Homebuilding Mid Atlantic	$448,019	$403,439	$699,039
Homebuilding North East	54,132	53,732	95,026
Homebuilding Mid East	94,225	82,976	117,722
Homebuilding South East	37,663	53,890	106,627
Mortgage Banking	52,696	83,432	119,183

Total Segment Assets	686,735	677,469	1,137,597

Consolidated assets not owned	70,430	114,930	180,206
Cash	1,248,689	1,146,426	660,709
Marketable securities	219,535	—	—
Deferred taxes	200,340	223,393	211,808
Intangible assets (7)	48,927	48,927	60,709
Contract land deposit and LLCs reserve	(94,940)	(155,858)	(133,664)
Consolidation adjustments and other (8)	16,054	47,949	77,051

Reconciling items sub-total	1,709,035	1,425,767	1,056,819

Consolidated Assets	$2,395,770	$2,103,236	$2,194,416

	Year Ended December 31,
	2009	2008	2007
Interest Income
Mortgage Banking	$2,979	$3,955	$4,900

Total Segment Interest Income	2,979	3,955	4,900
Other unallocated interest income	5,407	10,909	14,855

Consolidated Interest Income	$8,386	$14,864	$19,755

	Year Ended December 31,
	2009	2008	2007
Interest Expense
Homebuilding Mid Atlantic	$41,130	$73,441	$106,538
Homebuilding North East	6,475	10,084	14,678
Homebuilding Mid East	8,873	12,976	17,475
Homebuilding South East	5,661	12,493	14,287
Mortgage Banking	1,184	754	681

Total Segment Interest Expense	63,323	109,748	153,659
Corporate capital allocation	(61,753)	(108,509)	(152,363)
Senior note and other interest	9,810	12,417	12,535

Consolidated Interest Expense	$11,380	$13,656	$13,831

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Depreciation and Amortization:
Homebuilding Mid Atlantic	$4,351	$7,005	$9,267
Homebuilding North East	612	974	1,582
Homebuilding Mid East	1,233	1,626	2,186
Homebuilding South East	1,163	1,715	1,457
Mortgage Banking	357	395	368

Total Segment Depreciation and Amortization	7,716	11,715	14,860
Unallocated corporate	1,997	1,926	2,176

Consolidated Depreciation and Amortization	$9,713	$13,641	$17,036

	Year Ended December 31,
	2009	2008	2007
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$1,511	$3,142	$5,785
Homebuilding North East	414	508	799
Homebuilding Mid East	741	1,372	1,637
Homebuilding South East	269	1,369	2,043
Mortgage Banking	87	305	96

Total Segment Expenditures for Property and Equipment	3,022	6,696	10,360
Unallocated corporate	22	203	185

Consolidated Expenditures for Property and Equipment	$3,044	$6,899	$10,545

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments. During both 2009 and 2008, unallocated reserves decreased from the respective prior years as a result of charging previously reserved land impairments to the operating segments and to certain recoveries of deposits previously determined to be impaired.

(2)	The increase in stock option expense in 2009 and 2008 compared to 2007 is primarily due to the reversal of stock-based compensation costs of approximately $31,500 in 2007 related to certain stock options subject to a performance metric. During 2007, the Company determined that it was improbable that it would meet the performance metric and accordingly reversed all performance-based option expense recorded through that period.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decrease in the corporate capital allocation charge from 2007 to 2008, and 2008 to 2009 is due to decreases in segment asset balances in each of the respective years, due to a decline in operating activity year over year. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2009	2008	2007
Homebuilding Mid Atlantic	$40,765	$73,042	$106,032
Homebuilding North East	6,473	10,081	14,669
Homebuilding Mid East	8,863	12,902	17,381
Homebuilding South East	5,652	12,484	14,281

Total	$61,753	$108,509	$152,363

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(4)	The decreases in unallocated corporate overhead year over year are primarily driven by a reduction in personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(5)	The decrease in consolidation adjustments and other in 2009 from 2008 is primarily attributable to changes in the corporate consolidation entries based on production volumes year over year, as well as to a decrease in interest income earned related to lower interest rates in 2009 as compared to 2008.

(6)	The 2008 impairment charge relates to the write-off of goodwill and indefinite life intangible assets related to the Company’s 2005 acquisition of Rymarc Homes and the goodwill related to the 1997 acquisition of Fox Ridge Homes.

(7)	The decrease in intangible assets relates to the impairment charge discussed in (6) above.

(8)	The decrease in 2009 from 2008 is primarily attributable to changes in the corporate consolidation entries based on production volumes year over year. The decrease in 2008 from 2007 is primarily attributable to the inclusion of a bulk purchase of finished lots made during 2007, of which approximately $29,200 had not yet been allocated to the reportable segments. At December 31, 2008, all but approximately $5,700 of this purchase was allocated to the reportable segments.
3. Consolidation of Variable Interest Entities and Limited Liability Corporations
          The primary beneficiary of a variable interest entity is required to consolidate that entity in its financial statements. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interest, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests. As discussed below, NVR evaluates these provisions as it relates to its finished lot acquisition strategy.
          NVR does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2009, the Company controlled approximately 46,300 lots with deposits in cash and letters of credit totaling approximately $140,700 and $4,900, respectively. Included in the number of controlled lots are approximately 10,800 lots for which the Company has recorded a contract land deposit impairment reserve of approximately $89,500 as of December 31, 2009. As of December 31, 2008, the Company controlled approximately 45,000 lots with deposits in cash and letters of credit totaling approximately $178,000 and $5,000, respectively. As of December 31, 2008, the Company had recorded a contract land deposit impairment reserve of approximately $147,900 for approximately 17,000 of these lots.
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
          On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“LLCs”). All LLCs are typically structured such that NVR is a non-controlling member and are at risk only for the amount that the Company has invested. NVR is not a borrower, guarantor or obligor on any of the LLCs debt. NVR enters into a standard fixed price purchase agreement to purchase lots from these LLCs.
          At December 31, 2009, NVR had an aggregate investment totaling approximately $25,000 in ten separate LLCs. As of December 31, 2009, eight of these LLCs were non-performing and as a result NVR had recorded an impairment reserve equal to the Company’s total investment of approximately $3,000 in these LLCs. NVR does not expect to obtain any lots from these eight LLCs in future periods. In the two performing LLCs, the Company’s aggregate investment totaled $22,000 and the Company controlled approximately 760 lots through these LLCs. The Company’s investment in LLCs is recorded in “Other assets” in the consolidated financial statements. At December 31, 2009, NVR had additional funding commitments totaling $4 million to one of these two performing LLCs. Also included in “Other assets” in the consolidated financial statements is an acquisition and development loan note receivable that the Company purchased for approximately $20,000 on which the Company is in the process of foreclosing on the underlying real estate.
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
          The Company has evaluated all of its fixed price purchase agreements and LLC arrangements and has determined that it is the primary beneficiary of twenty-one of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2009, NVR has consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation at December 31, 2009 was the inclusion on the balance sheet of $70,430 as “Consolidated assets not owned,” with a corresponding inclusion of $65,915 as “Liabilities related to consolidated assets not owned,” after elimination of intercompany items. Inclusive in these totals were assets and liabilities of approximately $40,900 for twelve development entities created after December 31, 2003 that did not provide financial statements.
          At December 31, 2008, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of twenty-five of those development entities with which the agreements and arrangements were held. As a result, at December

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
31, 2008, NVR had consolidated such development entities in the accompanying condensed consolidated balance sheet. The effect of the consolidation at December 31, 2008 was the inclusion on the balance sheet of $114,930 as “Consolidated assets not owned,” with a corresponding inclusion of $109,439 as “Liabilities related to consolidated assets not owned,” after elimination of intercompany items. Inclusive in these totals were assets and liabilities of approximately $42,000 for eleven development entities created after December 31, 2003 that did not provide financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2009:

	NVR, Inc.	Consolidated
	and	Entities Not		Consolidated
	Subsidiaries	Owned	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$1,248,689	$—	$—	$1,248,689
Marketable securities	219,535	—	—	219,535
Receivables	7,995	—	—	7,995
Homebuilding inventory	418,718	—	—	418,718
Property, plant and equipment, net	20,215	—	—	20,215
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	51,184	—	(1,278)	49,906
Other assets	261,896	—	(3,237)	258,659

	2,269,812	—	(4,515)	2,265,297

Mortgage banking assets:	60,043	—	—	60,043

Consolidated entities not owned:
Land under development	—	70,198	—	70,198
Other assets	—	232	—	232

	—	70,430	—	70,430

Total assets	$2,329,855	$70,430	$(4,515)	$2,395,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$341,816	$—	$—	$341,816
Customer deposits	63,591	—	—	63,591
Other term debt	2,166	—	—	2,166
Senior notes	133,370	—	—	133,370

	540,943	—	—	540,943

Mortgage banking liabilities:	31,650	—	—	31,650

Consolidated entities not owned:
Accounts payable, accrued expenses and other liabilities	—	9,438	4,474	13,912
Debt	—	52,003	—	52,003
Contract land deposits	—	5,188	(5,188)	—
Advances from NVR, Inc.	—	3,801	(3,801)	—

	—	70,430	(4,515)	65,915

Equity	1,757,262	—	—	1,757,262

Total liabilities and shareholders’ equity	$2,329,855	$70,430	$(4,515)	$2,395,770

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Following is the consolidating schedule at December 31, 2008:

	NVR, Inc.	Consolidated
	and	Entities Not		Consolidated
	Subsidiaries	Owned	Eliminations	Total
ASSETS
Homebuilding:
Cash and cash equivalents	$1,146,426	$—	$—	$1,146,426
Receivables	11,594	—	—	11,594
Homebuilding inventory	400,570	—	—	400,570
Property, plant and equipment, net	25,658	—	—	25,658
Reorganization value in excess of amount allocable to identifiable assets, net	41,580	—	—	41,580
Contract land deposits, net	29,872	—	(799)	29,073
Other assets	247,318	—	(4,692)	242,626

	1,903,018	—	(5,491)	1,897,527

Mortgage banking assets:	90,779	—	—	90,779

Consolidated entities not owned:
Land under development	—	114,178	—	114,178
Other assets	—	752	—	752

	—	114,930	—	114,930

Total assets	$1,993,797	$114,930	$(5,491)	$2,103,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$332,154	$—	$—	$332,154
Customer deposits	59,623	—	—	59,623
Other term debt	2,530	—	—	2,530
Senior notes	163,320	—	—	163,320

	557,627	—	—	557,627

Mortgage banking liabilities:	62,381	—	—	62,381

Consolidated entities not owned:
Accounts payable, accrued expenses and other liabilities	—	16,826	12,446	29,272
Debt	—	80,167	—	80,167
Contract land deposits	—	13,436	(13,436)	—
Advances from NVR, Inc.	—	4,501	(4,501)	—

	—	114,930	(5,491)	109,439

Equity	1,373,789	—	—	1,373,789

Total liabilities and shareholders’ equity	$1,993,797	$114,930	$(5,491)	$2,103,236

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
4. Related Party Transactions
     During 2009, NVR entered into new lot option purchase agreements to purchase finished building lots for a total purchase price of approximately $70,600 with Elm Street Development (“Elm Street”), a company that is controlled by William Moran, a member of the NVR Board of Directors (the “Board”). These transactions were approved by a majority of the independent members of the Board. During 2009, 2008, and 2007, NVR purchased, at market prices, developed lots from Elm Street totaling approximately $46,700, $38,000, and $37,000, respectively. During 2009, NVR forfeited approximately $2,500 of deposits to restructure four lot option purchase agreements to obtain reduced purchase prices for finished lots under the agreements. These deposit forfeitures are included in the total contract land deposit write-offs discussed previously in Note 1 herein. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2009 over the next four years for an aggregate purchase price of approximately $89,800. NVR and Elm Street also entered into a joint venture arrangement in 2009 to acquire control of a parcel of raw ground that is estimated to yield at least 600 finished lots. NVR invested $8,000 in the joint venture, and has no obligation to contribute any further capital into the entity (see further discussion of joint ventures in Note 3 herein).
5. Property, Plant and Equipment, net

	December 31,
	2009	2008
Homebuilding:
Office facilities and other	$13,324	$13,908
Model home furniture and fixtures	18,354	24,003
Manufacturing facilities	28,581	27,957
Property under capital leases	3,976	3,976

	64,235	69,844
Less: accumulated depreciation	(44,020)	(44,186)

	$20,215	$25,658

Mortgage Banking:
Office facilities and other	$3,586	$3,817
Less: accumulated depreciation	(3,140)	(3,058)

	$446	$759

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6 herein.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
6. Debt

	December 31,
	2009	2008
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2016 (b)	$2,166	$2,530

Senior notes (c)	$133,370	$163,320

Mortgage Banking:
Master repurchase agreement (d)	$12,344	$44,539

(a)	The Company, as borrower, has available an unsecured working capital revolving credit facility (the “Facility”). On August 4, 2009, NVR, as borrower, entered into an amendment to its $600,000 revolving credit agreement with the Lenders party thereto and the Bank of America, N.A., as Administrative Agent, (the “Amended Facility”) to reduce the total available borrowings under the Amended Facility to $300,000, to eliminate the accordion feature to increase the total commitments available and to amend or eliminate certain non-financial covenants. The Facility is generally available to fund working capital needs of NVR’s homebuilding segment. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $13,218 and $13,421 were outstanding at December 31, 2009 and 2008, respectively. The Facility expires in December 2010, and outstanding amounts bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus Applicable Margin as defined within the Facility. There were no borrowings under the Facility during 2009 and 2008. At December 31, 2009, there were no borrowing base limitations reducing the amount available to the Company for borrowings.
The Facility contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving the creation of guarantees, sale of assets, acquisitions, mergers, investments and unsold inventory levels. Additional covenants include (i) a minimum adjusted consolidated tangible net worth requirement, (ii) a maximum leverage ratio requirement, and (iii) an interest coverage ratio requirement. These covenants restrict the amount in which the Company would be able to pay in dividends each year. The Company is also subject to borrowing base restrictions if the Company’s senior debt rating falls below investment grade. At December 31, 2009 NVR was in compliance with all covenants under the Facility and maintained an investment grade rating on its senior debt.

(b)	The capital lease obligations have fixed interest rates ranging from 13.1% to 14.1% and are collateralized by land, buildings and equipment with a net book value of approximately $866 and $1,052 at December 31, 2009 and 2008, respectively.
The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2009:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Year ending December 31,
2010	$408
2011	645
2012	644
2013	644
2014	669
Thereafter	56

3,066
Amount representing interest	(900)

$2,166

(c)	On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Notes mature on June 15, 2010 and bear interest at 5%, payable semi-annually in arrears on June 15 and December 15. The Notes are general unsecured obligations and rank equally in right of payment with all of NVR’s existing and future unsecured senior indebtedness and indebtedness under NVR’s existing credit facility. The Notes are senior in right of payment to any future subordinated indebtedness that NVR may incur. The Company may redeem the Notes, in whole or in part, at any time upon not less than 30 nor more than 60 days notice at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the discounted present value of the remaining scheduled payments of the Notes to be redeemed, plus, in each case, accrued and unpaid interest. The indenture governing the Notes contains certain covenants which, among other items, restricts the Company’s ability to (i) create, incur, assume or guarantee any secured debt, (ii) enter into sale and leaseback transactions, and (iii) merge with or into other companies or sell all or substantially all of the Company’s assets. At December 31, 2009 NVR was in compliance with all covenants under the Notes. In December 2008, the Company repurchased $36,680 of the Notes on the open market at 99.25% of par, resulting in a pre-tax gain of approximately $251. In April 2009 and August 2009, the Company repurchased $27,950 and $2,000 of the Notes, respectively, on the open market at par, reducing the Notes balance at December 31, 2009 to $133,370.

On September 8, 2008, the Company filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. This discussion of the 2008 Shelf Registration does not constitute an offer of any securities for sale.

(d)	On August 5, 2009, NVRM renewed and amended its Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers thereto (the “Master Repurchase Agreement”) pursuant to a First Amendment to Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as Buyer (“Agent”), and the other Buyers thereto (together with the Master Repurchase Agreement, the “Amended Repurchase Agreement”). The purpose of the Amended Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Amended Repurchase Agreement provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Amended Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Amended Repurchase Agreement expires on August 3, 2010.
Advances under the Amended Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Amended Repurchase Agreement. The average Pricing Rate on outstanding balances at December 31,

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
2009 was 4.1%. The average Pricing Rate for amounts outstanding under the previous Repurchase Agreement at December 31, 2008 was 1.9%.
At December 31, 2009, there was $12,344 outstanding under the Amended Repurchase Agreement, which is included in Mortgage Banking “Notes payable” in the accompanying consolidated financial sheets. Amounts outstanding under the Amended Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the December 31, 2009 balance sheet in the accompanying consolidated financial statements. As of December 31, 2009, borrowing base limitations reduced the amount available for borrowing to approximately $38,900. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
The Amended Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Amended Repurchase Agreement at December 31, 2009.
* * * * *
     Maturities with respect to the Company’s debt as of December 31, 2009 are as follows:

Year ending December 31,
2010	$145,830
2011	402
2012	456
2013	520
2014	616
Thereafter	56

Total	$147,880

     The $145,830 maturing in 2010 includes $133,370 of Senior Notes maturing in June 2010 and $12,344 of borrowings under the Amended Repurchase Agreement.
7. Common Stock
     There were 5,950,111 and 5,532,852 common shares outstanding at December 31, 2009 and 2008, respectively. As of December 31, 2009, NVR had reacquired a total of approximately 20,756,000 shares of NVR common stock at an aggregate cost of approximately $3,420,000 since December 31, 1993. The Company did not repurchase any shares during 2009 or 2008.
     Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 6,147,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 418,775; 426,751 and 404,815 such shares during 2009, 2008 and 2007, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
8. Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Current:
Federal	$69,911	$63,614	$189,907
State	8,556	9,785	36,231
Deferred:
Federal	23,474	(5,702)	(17,356)
State	4,293	(1,134)	(3,232)

	$106,234	$66,563	$205,550

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$66,448	$50,240	$69,046

     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2009	2008
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$104,907	$130,338
Deferred compensation	16,897	30,334
Stock option expense	43,149	32,809
Uniform capitalization	5,477	4,171
Unrecognized tax benefit	25,671	26,754
Other	10,480	8,366

Total deferred tax assets	206,581	232,772
Less: deferred tax liabilities	531	4,810

Net deferred tax position	$206,050	$227,962

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes, stock option expense and deferred compensation, which are not currently deductible for tax return purposes.
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be $56,341 for the year ended December 31, 2009, and was $63,175 for the year ended December 31, 2008.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     A reconciliation of income tax expense in the accompanying Consolidated Statements of Income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Income taxes computed at the Federal statutory rate	$104,445	$58,609	$188,827
State income taxes, net of Federal income tax benefit	7,467	6,004	23,086
Other, net	(5,678)	1,950	(6,363)

	$106,234	$66,563	$205,550

     The Company’s effective tax rate in 2009, 2008 and 2007 was 35.60%, 39.75% and 38.1%, respectively. The lower effective tax rate in 2009 was due to the expiration of certain tax reserves previously established, the amendment of certain prior year federal and state income tax returns that the Company believes will result in tax refunds, and recent IRS guidance allowing the Company to take a larger benefit under Internal Revenue Code Section 199, domestic manufacturing deduction. In addition, due to Mr. Schar relinquishing his Executive Officer role with the Company in 2009, a tax benefit was generated related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that were previously considered to be a permanent non-deductible tax difference. The higher effective tax rate in 2008 was primarily due to the reduction in tax exempt interest income and lower pre-tax income in 2008 compared to 2007.
     The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2006.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Balance at beginning of year	$53,339	$55,662
Additions for tax positions for prior years	72	—
Additions based on tax positions related to the current year	2,769	3,469
Reductions for tax positions of prior years	(7,511)	(3,940)
Settlements	—	(1,852)

Balance at end of year	$48,669	$53,339

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (on a net basis) is $31,636.
     The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2009, 2008 and 2007 the Company accrued interest on unrecognized tax benefits in the amounts of $932, $5,150 and $4,452, respectively. For the years ended December 31, 2009 and 2008, the Company had a total of $22,149 and $21,217, respectively, of accrued interest on unrecognized tax benefits in its balance sheet. Based on its historical experience in dealing

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
     The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $5,300 due to statute expiration in various state jurisdictions. The Company is currently under audit by the states of New York, Pennsylvania and Ohio.
9. Stock Option, Profit Sharing and Deferred Compensation Plans
Stock Option Plans
     NVR’s stock option plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) to certain key employees and Board members of the Company. The exercise price of Options granted is equal to the market value of the Company’s common stock on the date of grant. Options are granted for a ten-year term, and typically vest in separate tranches over periods of 3 to 9 years, depending upon the plan from which the shares were granted. For Options granted prior to May 2005 and after November 2007, vesting is predicated solely on continued employment over a long-term vesting schedule (“service-only” Options). For Options granted between May 2005 and October 2007 under all plans, option vesting was contingent first on the Company achieving an aggregate four-year diluted earnings per share target (see discussion of the EPS Target below), and if that target was met, then on continued employment over a period subsequent to the conclusion of the performance period (“performance condition” Options). As of December 31, 2008 the EPS Target was not met and all 348,490 performance condition Options outstanding expired unexercisable. At December 31, 2009, there was an aggregate of 999,142 options outstanding, and an additional 134,022 options available to grant, under existing stock option plans.
     The following is a summary description of each of the Company’s stock option plans for any plan with options outstanding at December 31, 2009:
•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 Options authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted, and vest annually in one-third increments beginning on December 31, 2000, or later depending on the date of grant.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options expire 10 years after the dates upon which they were granted. Options granted under the 1998 Option Plan prior to 2003 vest annually in one-third increments beginning on December 31, 2003, or later depending on the date of grant, with vesting contingent upon continued employment. Options granted after 2002 generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. The Options were granted for a 10-year period and generally vest annually in twenty-five percent (25%) increments beginning on either December 31, 2002, December 31, 2006, or later as determined by the date of grant.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There are 2,000,000 Options authorized under the 2000 Plan. All Options are granted at an exercise price equal to the fair market value of the Company’s Shares on the date of grant. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant.
     During 2009, the Company issued non-qualified stock options (“Management Options”) to purchase 23,287 shares of its common stock under the 2000 Plan. The exercise price of each Management Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. Of these Management Options, 20,813 will vest in three equal annual installments beginning December 31, 2011 and 2,474 will vest in four equal annual installments beginning December 31, 2012. All Management Options granted are subject to the grantee’s continued employment.
     During 2008, the Company issued Management Options to purchase 274,435 shares of its common stock under the 2000 Plan. The exercise price of each Management Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Management Option was granted for a term of ten (10) years from the date of grant. The majority of these Management Options will vest fully on December 31, 2010, subject to the grantee’s continued employment. The Company also issued non-qualified stock options to purchase 15,949 shares of its common stock (“Director Options”) under the 1998 Directors’ Plan during the year ended December 31, 2008. The exercise price of each Director Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant. Each Director Option was granted for a term of ten (10) years from the date of grant. These Director Options will vest in three equal annual installments beginning December 31, 2010, subject to the director’s continued Board service.
     The following table provides additional information relative to NVR’s stock option plans for the year ended December 31, 2009:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	1,417,024	$296.41
Granted	23,287	516.65
Exercised	(418,775)	189.02
Forfeited	(19,627)	489.18
Expired	(2,767)	544.26

Outstanding at end of period	999,142	$342.08	3.8	$368,314

Exercisable at end of period	668,132	$259.80	2.0	$301,267

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

	2009	2008	2007
Estimated option life	4.70 years	3.95 years	8.87 years
Risk free interest rate (range)	1.78% — 3.65%	1.00% — 4.19%	4.41% — 5.09%
Expected volatility (range)	31.83% — 41.72%	31.57% — 38.75%	36.17% — 38.87%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$187.10	$156.85	$351.10
     Compensation cost for option grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. The Company is required to estimate forfeitures in calculating the expense related to stock-based compensation. NVR has concluded that its historical forfeiture rate is the best measure to estimate future forfeitures of granted stock options. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2009, 2008, and 2007, the Company recognized $46,302, $41,204 and $14,189 in compensation costs related to stock options, respectively, and approximately $18,000, $12,600 and $2,700 tax benefit related to stock option compensation costs, respectively. The increase in compensation expense in 2009 and 2008 as compared to 2007 is attributable to the reversal in 2007 of approximately $31,500 in pre-tax stock-based compensation recognized in 2007 and prior periods related to performance condition options. In 2007, it was determined that the EPS target for performance condition options would not be met and all expense previously recognized to the determination date related to the performance condition options was reversed. As of December 31, 2008, all performance options outstanding expired unexercisable.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     As of December 31, 2009, the total unrecognized compensation cost for outstanding unvested stock option awards equals approximately $28,600, net of estimated forfeitures, and the weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.4 years.
     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2009, 2008 and 2007, options to purchase shares of the Company’s common stock of 418,775; 426,751 and 404,815 were exercised. Information with respect to the exercised options is as follows:

	2009	2008	2007
Aggregate exercise proceeds	$79,157	$70,978	$67,583
Aggregate intrinsic value on exercise dates	$135,652	$175,190	$218,255
     The Company has elected the alternative transition method to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.
Profit Sharing Plans
     NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2009, 2008 and 2007 was $6,447, $6,856 and $8,799, respectively. The ESOP purchased approximately 9,400 and 17,700 shares of NVR common stock in the open market for the 2009 and 2008 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2009, all shares held by the ESOP had been allocated to participants’ accounts. The 2009 plan year contribution was funded and fully allocated to participants in February 2010.
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
     The rabbi trust account held 265,278 and 514,470 shares of NVR common stock as of December 31, 2009 and 2008, respectively. During 2009, 249,192 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2009. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2009, 2008 and 2007.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
10. Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2009 are as follows:

Year ended December 31,
2010	$19,678
2011	13,004
2012	9,738
2013	7,310
2014	5,917
Thereafter	14,904

70,551
Sublease income	(435)

$70,116

     Total rent expense incurred under operating leases was approximately $34,024, $45,841 and $51,091 for the years ended December 31, 2009, 2008 and 2007, respectively.
     NVR does not develop land. The Company typically purchases finished lots under fixed price purchase agreements, which require deposits, which may be forfeited if the Company fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots. This lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2009, assuming that contractual development milestones are met, NVR is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $21,500. The Company also has five specific performance contracts pursuant to which the Company is committed to purchasing approximately twenty-nine finished lots at an aggregate purchase price of approximately $3,500.
     During the ordinary course of operating the mortgage banking and homebuilding businesses, NVR is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. NVR had approximately $36,900 of contingent obligations under such agreements (including $13,218 for letters of credit as described in Note 6(a) herein) as of December 31, 2009. NVR believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
     The following table reflects the changes in the Company’s warranty reserve for the following (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Warranty reserve, beginning of year	$68,084	$70,284	$70,175
Provision	35,688	40,468	47,041
Payments	(39,355)	(42,668)	(46,932)

Warranty reserve, end of year	$64,417	$68,084	$70,284

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, while a number of individuals have filed consents to join and assert federal claims in the New York action none of the groups of employees that the lawsuits purport to represent have been certified as a class. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the New York action.
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
     NVR and its subsidiaries are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position or results of operations of NVR. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
11. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of December 31, 2009 and 2008 was $134,829 and $161,937, respectively. The estimated fair value is based on a quoted market price. The carrying value was $133,370 and $163,320 at December 31, 2009 and 2008, respectively.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2009, there were contractual commitments to extend credit to borrowers aggregating $130,061 and open forward delivery contracts aggregating $141,757.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 148 basis points of the loan amount as of December 31, 2009, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 17% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value until sold. The fair value of loans held-for-sale of $40,097 included in the accompanying consolidated balance sheet has been reduced by $395 from the aggregate principal balance of $40,492.
     The undesignated derivative instruments are included in the accompanying consolidated balance sheet as follows:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Balance	Fair
	Sheet	Value
	Location	December 31, 2009
Derivative Assets:
Forward Sales Contracts	NVRM — Other assets	$2,445

Derivative Liabilities:
Rate Lock Commitments	NVRM — Accounts payable and other liabilities	$707

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$130,061	$(563)	$(1,756)	$1,612	$—	$(707)
Forward sales contracts	$141,757	—	—	—	2,445	2,445
Mortgages held for sale	$40,492	(225)	(745)	575	—	(395)

Total Fair Value Measurement, December 31, 2009		(788)	(2,501)	2,187	2,445	1,343

Less: Fair Value Measurement, December 31, 2008		(1,197)	2,021	1,825	(1,743)	906

Total Fair Value Adjustment for the period ended December 31, 2009		$409	$(4,522)	$362	$4,188	$437

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
12. Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2009 and 2008.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31, 2009
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$730,140	$792,510	$612,488	$548,329
Gross profit — homebuilding operations	$137,919	$155,868	$118,248	$85,699
Mortgage banking fees	$15,662	$21,506	$12,943	$10,270
Net income	$60,639	$72,127	$41,426	$17,988
Diluted earnings per share	$9.61	$11.59	$6.79	$3.02
Contracts for sale, net of cancellations (units)	2,000	2,255	2,728	2,426
Settlements (units)	2,550	2,671	2,048	1,773
Backlog, end of period (units)	3,531	4,081	4,497	3,817
Loans closed	$542,147	$603,317	$487,618	$427,294

	Year Ended December 31, 2008
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$899,535	$928,265	$941,033	$869,869
Gross profit — homebuilding operations	$23,756	$122,334	$168,664	$142,938
Mortgage banking fees	$10,639	$10,946	$14,690	$18,062
Net (loss) income	$(30,457)	$36,551	$51,332	$43,466
Diluted (loss) earnings per share	$(5.54)	$6.12	$8.64	$7.42
Contracts for sale, net of cancellations (units)	1,357	2,002	2,670	2,731
Settlements (units)	2,776	2,750	2,750	2,465
Backlog, end of period (units)	3,164	4,583	5,331	5,411
Loans closed	$623,623	$610,313	$593,867	$523,538