Form 10-Q
period 2010-03-31
NVR INC
filed 2010-05-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2010 there were 6,167,160 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,340,978	$1,248,689
Marketable securities	125,000	219,535
Receivables	8,091	7,995
Inventory:
Lots and housing units, covered under sales agreements with customers	430,944	337,523
Unsold lots and housing units	62,964	73,673
Manufacturing materials and other	6,001	7,522

	499,909	418,718

Assets related to consolidated variable interest entities	23,829	70,430
Contract land deposits, net	63,630	49,906
Property, plant and equipment, net	19,065	20,215
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	250,697	258,659

	2,372,779	2,335,727

Mortgage Banking:
Cash and cash equivalents	1,314	1,461
Mortgage loans held for sale, net	83,385	40,097
Property and equipment, net	739	446
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	10,833	10,692

	103,618	60,043

Total assets	$2,476,397	$2,395,770

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$144,153	$120,464
Accrued expenses and other liabilities	184,194	221,352
Liabilities related to consolidated variable interest entities	—	65,915
Customer deposits	72,261	63,591
Other term debt	2,100	2,166
Senior notes	133,370	133,370

	536,078	606,858

Mortgage Banking:
Accounts payable and other liabilities	15,346	19,306
Note payable	56,249	12,344

	71,595	31,650

Total liabilities	607,673	638,508

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 shares issued as of both March 31, 2010 and December 31, 2009	206	206
Additional paid-in-capital	870,408	830,531
Deferred compensation trust — 245,278 and 265,278 shares of NVR, Inc. common stock as of March 31, 2010 and December 31, 2009, respectively	(39,856)	(40,799)
Deferred compensation liability	39,856	40,799
Retained earnings	3,855,154	3,823,067
Less treasury stock at cost — 14,410,336 and 14,609,560 shares at March 31, 2010 and December, 2009, respectively	(2,857,044)	(2,896,542)

Total shareholders’ equity	1,868,724	1,757,262

Total liabilities and shareholders’ equity	$2,476,397	$2,395,770

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Homebuilding:
Revenues	$577,381	$548,329
Other income	2,369	2,539
Cost of sales	(471,069)	(462,630)
Selling, general and administrative	(60,741)	(59,694)

Operating income	47,940	28,544
Interest expense	(2,171)	(2,774)

Homebuilding income	45,769	25,770

Mortgage Banking:
Mortgage banking fees	12,833	10,270
Interest income	756	584
Other income	166	89
General and administrative	(6,529)	(5,758)
Interest expense	(264)	(337)

Mortgage banking income	6,962	4,848

Income before taxes	52,731	30,618

Income tax expense	(20,644)	(12,630)

Net income	$32,087	$17,988

Basic earnings per share	$5.29	$3.19

Diluted earnings per share	$5.01	$3.02

Basic average shares outstanding	6,066	5,642

Diluted average shares outstanding	6,399	5,958

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:

Net income	$32,087	$17,988
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,881	2,581
Excess income tax benefit from exercise of stock options	(31,911)	(39,953)
Stock option compensation expense	5,678	11,768
Contract land deposit recoveries	(1,922)	(250)
Gain on sales of loans	(9,929)	(7,564)
Mortgage loans closed	(398,316)	(391,118)
Proceeds from sales of mortgage loans	363,555	369,618
Principal payments on mortgage loans held for sale	169	221
Net change in assets and liabilities:
(Increase) decrease in inventories	(81,191)	30,041
(Increase) decrease in contract land deposits	(10,524)	3,688
Decrease in receivables	249	3,183
Increase (decrease) in accounts payable, accrued expenses and customer deposits	23,402	(18,162)
Other, net	(11,391)	19,186

Net cash (used in) provided by operating activities	(118,163)	1,227

Cash flows from investing activities:

Purchase of marketable securities	(100,000)	(708,362)
Redemption of marketable securities at maturity	194,535	—
Investments in unconsolidated joint ventures	(1,000)	—
Purchase of property, plant and equipment	(881)	(367)
Proceeds from the sale of property, plant and equipment	115	412

Net cash provided by (used in) investing activities	92,769	(708,317)

Cash flows from financing activities:

Net borrowings under notes payable and credit lines	43,839	30,790
Excess income tax benefit from exercise of stock options	31,911	39,953
Exercise of stock options	41,786	31,473

Net cash provided by financing activities	117,536	102,216

Net increase (decrease) in cash and cash equivalents	92,142	(604,874)
Cash and cash equivalents, beginning of the period	1,250,150	1,147,643

Cash and cash equivalents, end of period	$1,342,292	$542,769

Supplemental disclosures of cash flow information:

Interest paid during the period	$587	$711

Income taxes paid, net of refunds	$8,686	$(35,025)

Supplemental disclosures of non-cash activities:
Investment in newly formed consolidated joint venture	$(23,776)	$—
Change in net consolidated variable interest entities	$—	$(323)
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Consolidation of Variable Interest Entities and Joint Ventures
     Effective January 1, 2010, NVR adopted Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), as codified in Accounting Standards Codification (“ASC”) 810, Consolidation, through Accounting Standards Update 2009-17 (“ASC 810”). This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE.
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
     NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. NVR generally does not have any specific performance obligations to purchase a certain number or any of the lots, nor do we guarantee completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     NVR is not involved in the design or creation of any of the development entities from which we purchase lots. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. NVR has no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash flow returns to the equity holders. Further, NVR does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.
     The deposit placed by NVR pursuant to our fixed price purchase agreement is deemed to be a variable interest in the respective development entities. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
     We believe the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity. Unless and until a development entity completes finished building lots through the development process to be able to sell, the process of which the development entities’ equity investors bear the full risk, the entity does not earn any revenues. The operating development activities are managed solely by the development entity’s equity investors.
     The development entities with which we contract to buy finish lots typically select the respective projects independent from NVR, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders. We possess no more than limited protective legal rights through the purchase agreement in the specific finished lots that we are purchasing, and we possess no participative rights in the development entities. Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which we enter fixed price purchase agreements, and therefore, we do not consolidate any of these VIEs.
     As of March 31, 2010, NVR controlled approximately 47,000 lots with deposits in cash and letters of credit totaling approximately $150,000 and $6,200, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidating damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations, as follows:

March 31, 2010
Contract land deposits	$150,124
Loss reserve on contract land deposits	(86,494)

Contract land deposits, net	63,630

Contingent obligations in the form of letters of credit	6,230
Contingent specific performance obligations (1)	2,643

Total risk of loss	$72,503

(1)	At March 31, 2010, the Company was committed to purchase 20 finished lots under specific performance obligations.
     Upon adoption of ASC 810, all of the assets and liabilities of consolidated VIEs at December 31, 2009 were deconsolidated, and there was no resultant gain or loss.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     On a limited basis, we also obtain finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any of the JVs debt. We enter into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result have a variable interest in these JVs.
     At March 31, 2010, we had an aggregate investment totaling approximately $3,300 in six separate JVs, all of which are non-performing and as a result, we had recorded an impairment reserve equal to our total investment due to our determination that our investment was not recoverable. We do not expect to obtain any lots from any of those six JVs in future periods. In addition, at March 31, 2010, we have an aggregate investment totaling $46,000 in three performing JVs that are expected to produce approximately 1,200 finished lots. At March 31, 2010, we had additional funding commitments in the aggregate totaling $7,000 to two of the three performing JVs. We have determined that we are not the primary beneficiary of the six non-performing JVs and two of the performing JVs because NVR and the JV partner share power. We have concluded that we are the primary beneficiary of the remaining performing JV because we have the controlling financial interest in the JV. The condensed balance sheet at March 31, 2010 of the consolidated JV is as follows:

March 31, 2010
Cash	$51
Land under development	23,778

Total assets	23,829

Equity	23,829

Total liabilities and equity	$23,829

3. Contract Land Deposits
     During the three-month periods ended March 31, 2010 and 2009, the Company recognized the pre-tax recovery of approximately $1,900 and $250, respectively, of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $86,500 and $89,500 impairment valuation allowance at March 31, 2010 and December 31, 2009, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Weighted average number of shares outstanding used to calculate basic EPS	6,066,000	5,642,000

Dilutive Securities:
Stock options	333,000	316,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,399,000	5,958,000

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
     Options issued under equity benefit plans to purchase 27,076 and 429,156 shares of common stock were outstanding during the quarters ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
5. Marketable Securities
     As of March 31, 2010 the Company held marketable securities totaling $125,000. These securities, which are debt securities issued by U.S. government agencies, are classified by the Company as held-to-maturity and are measured at amortized cost. The contractual maturities of the Company’s marketable securities as of March 31, 2010 are as follows:

March 31, 2010
Within one year	$25,000
After one year through five years	100,000

Total marketable securities	$125,000

6. Excess Reorganization Value
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
assessment of impairment during the first quarter of 2010 and determined that there was no impairment of excess reorganization value.
7. Income Taxes
     As of January 1, 2010, the Company had approximately $48,669 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2010, the Company had a total of $22,149 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2006.
8. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2009	$206	$830,531	$3,823,067	$(2,896,542)	$(40,799)	$40,799	$1,757,262

Net income	—	—	32,087	—	—	—	32,087
Deferred compensation activity	—	—	—	—	943	(943)	—
Stock-based compensation	—	5,678	—	—	—	—	5,678
Tax benefit from stock options exercised and deferred compensation distributions	—	31,911	—	—	—	—	31,911
Stock option activity	—	41,786	—	—	—	—	41,786
Treasury stock issued upon option exercise	—	(39,498)	—	39,498	—	—	—

Balance, March 31, 2010	$206	$870,408	$3,855,154	$(2,857,044)	$(39,856)	$39,856	$1,868,724

     The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 199,200 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2010.
9. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2010 and 2009:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Warranty reserve, beginning of period	$64,417	$68,084
Provision	8,221	3,039
Payments	(7,556)	(6,817)

Warranty reserve, end of period	$65,082	$64,306

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
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Homebuilding Mid Atlantic	$339,469	$341,756
Homebuilding North East	64,157	53,375
Homebuilding Mid East	124,989	92,110
Homebuilding South East	48,766	61,088
Mortgage Banking	12,833	10,270

Total Consolidated Revenues	$590,214	$558,599

	Three Months Ended March 31,
	2010	2009
Profit:
Homebuilding Mid Atlantic	$37,860	$31,908
Homebuilding North East	5,755	3,226
Homebuilding Mid East	10,933	5,189
Homebuilding South East	1,057	2,029
Mortgage Banking	7,428	5,550

Total Segment Profit	63,033	47,902

Contract land deposit recovery (1)	2,008	1,553
Stock option compensation expense (2)	(5,678)	(11,768)
Corporate capital allocation (3)	14,480	14,696
Unallocated corporate overhead (4)	(20,679)	(15,069)
Consolidation adjustments and other (5)	1,645	(4,026)
Corporate interest expense	(2,078)	(2,670)

Reconciling items sub-total	(10,302)	(17,284)

Consolidated income before taxes	$52,731	$30,618

	March 31,
	2010	2009
Assets:
Homebuilding Mid Atlantic	$507,926	$393,665
Homebuilding North East	55,989	48,966
Homebuilding Mid East	104,366	81,844
Homebuilding South East	54,754	44,666
Mortgage Banking	96,271	110,615

Total Segment Assets	819,306	679,756

Consolidated variable interest entities (6)	23,829	69,305
Cash and cash equivalents	1,340,978	541,490
Marketable securities	125,000	708,362
Deferred taxes	189,390	203,770
Intangible assets	48,927	48,927
Contract land deposit and JV reserve	(89,797)	(151,493)
Consolidation adjustments and other	18,764	31,033

Reconciling items sub-total	1,657,091	1,451,394

Consolidated Assets	$2,476,397	$2,131,150

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(2)	The decrease in stock option expense is due to a significant number of outstanding options, primarily within the 2000 Broadly-based Stock Option Plan, becoming fully vested on December 31, 2009, and thus fully expensed.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the periods presented:

	Three Months Ended March 31,
	2010	2009
Homebuilding Mid Atlantic	$9,795	$9,575
Homebuilding North East	1,550	1,551
Homebuilding Mid East	2,076	2,062
Homebuilding South East	1,059	1,508

Total	$14,480	$14,696

(4)	The increase in unallocated corporate overhead in the first quarter of 2010 is primarily attributable to an increase in management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity.

(5)	The favorable variance in consolidation adjustments and other in 2010 from 2009 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.

(6)	The decrease in consolidated variable interest entities (“VIEs”) is attributable to the adoption of amended ASC 810, which resulted in the deconsolidation in 2010 of all VIEs consolidated in 2009. See Note 2 for additional discussion of VIEs.
11. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. The estimated fair value of NVR’s 5% Senior Notes due 2010 as of March 31, 2010 and December 31, 2009 was $134,114 and $134,829, respectively. The estimated fair value is based on a quoted market price. The carrying value was $133,370 at both March 31, 2010 and December 31, 2009.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2010, there were contractual commitments to extend credit to borrowers aggregating $178,911 and open forward delivery contracts aggregating $212,447.

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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 166 basis points of the loan amount as of March 31, 2010, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held-for-sale of $83,385 included in the accompanying consolidated balance sheet has been increased by $305 from the aggregate principal balance of $83,080.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	March 31, 2010
Derivative Assets:
Forward Sales Contracts and Rate Lock Commitments	NVRM - Other assets	$2,430

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$178,911	$(718)	$(1,233)	$2,755	$—	$804
Forward sales contracts	$212,447	—	—	—	1,626	1,626
Mortgages held for sale	$83,080	(357)	(702)	1,364	—	305

Total Fair Value Measurement, March 31, 2010		(1,075)	(1,935)	4,119	1,626	2,735

Less: Fair Value Measurement, December 31, 2009		(788)	(2,501)	2,187	2,445	1,343

Total Fair Value Adjustment for the period ended March 31, 2010		$(287)	$566	$1,932	$(819)	$1,392

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
12. Debt
     NVR’s mortgage banking operations, NVR Mortgage Finance, Inc. (“NVRM”), provides for its mortgage origination activities through a revolving mortgage repurchase facility (the “Repurchase Facility”). The Repurchase Facility provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 3, 2010.
     At March 31, 2010, there was approximately $56,200 outstanding under the Repurchase Facility, which is included in Mortgage Banking “Notes payable” in the accompanying condensed consolidated financial statement. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the March 31, 2010 balance sheet in the accompanying condensed consolidated financial statements. As of March 31, 2010, borrowing base limitations reduced the amount available for borrowing to approximately $80,100. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
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
     On April 13, 2010, the Company, entered into a “stalking horse” Asset Purchase Agreement (the “Agreement”) with Orleans Homebuilders, Inc. and certain of its affiliates (collectively, the “Seller”), under which the Company has agreed to purchase substantially all of the land under development, homebuilding work in process and other related assets of the Seller (together, the “Assets”), subject to the terms and conditions contained therein. The Seller is a debtor in a Chapter 11 case before the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
     The effectiveness of the Agreement is subject to the approval of the Bankruptcy Court. If the Agreement is approved, the Company will be designated as the “stalking horse” bidder in an auction of the Assets under Section 363 of the U.S. Bankruptcy Code. As the stalking horse bidder, the Company’s offer to purchase the Assets, as set forth in the Agreement, would be the standard by which any other bids to purchase the Assets would be evaluated. Other interested bidders who submit qualifying offers would be permitted to participate in the auction of the Assets.
     Under the terms of the Agreement, the Company has agreed, absent any higher or otherwise better bid, to acquire the Assets from the Seller for $170,000 in cash plus the assumption of specified liabilities related to the Assets, subject to adjustment based upon changes in the balance sheet subsequent to February 28, 2010 and other adjustments customary for real estate transactions of this nature. The Company will deposit in the aggregate $17,000 into escrow which will be credited to the purchase price on the completion of the acquisition of the Assets. If the Agreement is terminated, the deposit will be returned to the Company unless the Company defaults under the Agreement, in which event the deposit will be retained by the Seller without limitation of other remedies available to Seller under the Agreement. If the Bankruptcy Court approves the Agreement and the Agreement is later terminated for certain reasons, including because the Seller enters into a competing transaction, the Seller may be required to pay the Company a termination fee equal to $3,400, plus the Company’s reasonable transaction expenses up to $1,000.
     The completion of the acquisition is subject to a number of customary conditions, which, among others, include the entry of the Bidding Procedures Order and the Sale Order by the Bankruptcy Court, the performance by each party of its obligations under the Agreement and the material accuracy of each party’s representations.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
14. Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as codified in ASC 860, Transfers and Servicing, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. ASC 860 was effective for the Company beginning January 1, 2010. The adoption of ASC 860 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810 through Accounting Standards Update 2009-17. See Note 2 herein for further discussion of the impact of adoption on the Company’s financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company’s disclosures conform to the requirements of ASU 2010-06. Refer to Note 11 for additional discussion of fair value measurements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements, except as required by law. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
Overview
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
     Because we do not develop land, our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. We acquire finished building lots at market prices from various land developers under purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. However, we believe that this lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and development. As of March 31, 2010, we controlled approximately 47,000 lots with deposits in cash and letters of credit totaling approximately $150,000 and $6,200, respectively, and approximately 1,200 additional lots through joint venture limited liability corporations. Included in the number of controlled lots are approximately 11,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $86,500 as of March 31, 2010. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits.
     Overview of Current Business Environment
     The current home sales environment remains challenging; however, after several years of declining sales and selling prices, the homebuilding environment and home values in certain of our markets began to stabilize during 2009 and in the first quarter of 2010. Despite this stabilization, many uncertainties remain due to the continuing economic downturn. Homebuyer confidence continues to be impacted by concerns regarding job stability driven by historically high unemployment rates. In addition, the overall lower demand for homes and high foreclosure rates have contributed to high levels of existing and new homes available for sale. The sales of new and existing homes also continue to be adversely impacted by a tighter mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing. In addition, we face significant future uncertainties as certain government stimulus programs, such as the federal tax credit for first time and move-up buyers and the Federal Reserve’s purchases of mortgage-backed securities, are set to end in the first half of 2010. The termination of those programs may lead to a decline in demand and higher mortgage interest rates.
     Consolidated revenues for the first quarter of 2010 totaled approximately $590,214, a 6% increase from the first quarter of 2009. Additionally, net income and diluted earnings per share in the current quarter increased approximately 78% and 66%, respectively, compared to the first quarter of 2009. Gross profit margins within our homebuilding business increased to 18.4% in the first quarter of 2010 as compared to 15.6% in the first quarter of 2009. These favorable results as compared to the first quarter of 2009 are attributable to the market stabilization in certain of our markets, as well as, to the significant decline in overall economic conditions that occurred in the fourth quarter of 2008 and continued into the first quarter of 2009, which increased cancellations and drove down sales and selling prices during those periods.
     We expect to continue to experience pressure on sales and selling prices over at least the next several quarters in all of our markets, as significant economic uncertainties remain. However, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity. As of March 31, 2010, our cash and cash equivalents and marketable securities balances totaled approximately $1,467,000.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended
	March 31,
	2010	2009
Revenues	$577,381	$548,329
Cost of sales	$471,069	$462,630
Gross profit margin percentage	18.4%	15.6%
Selling, general and administrative	$60,741	$59,694
Settlements (units)	1,919	1,773
Average settlement price	$300.8	$308.8
New orders (units)	2,940	2,426
Average new order price	$286.7	$281.9
Backlog (units)	4,552	3,817
Average backlog price	$294.8	$298.5
Consolidated Homebuilding — Three Months Ended March 31, 2010 and 2009
     Homebuilding revenues increased 5% for the first quarter of 2010 from the same period in 2009 as a result of an 8% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price quarter over quarter. The increase in the number of units settled is primarily attributable to our beginning backlog being approximately 12%, or 367 units, higher at the start of the first quarter of 2010 as compared to the beginning of 2009, offset partially by a slower backlog turnover rate quarter over quarter. Average settlement prices were impacted primarily by a 4% lower average price of homes in our beginning backlog entering the first quarter of 2010 compared to the same period in 2009.
     Gross profit margins in the quarter ended March 31, 2010 increased compared to the first quarter of 2009 primarily due to the negative impact on the 2009 first quarter results of the sharp decline in overall economic conditions that occurred in the fourth quarter of 2008 and continued into the first quarter of 2009. In addition, gross profit margins were favorably impacted by cost control measures within our purchasing and production operations initiated in prior quarters. Despite these favorable quarter over quarter results, we expect to continue to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above. Additionally, we expect gross profit margin pressure in future quarters from rising lumber and certain other commodity costs.
     The number of new orders, net of cancellations (“new orders”) for the first quarter of 2010 increased 21% compared to the first quarter of 2009. We believe the favorable variance in new orders is partially attributable to the impending April 30, 2010 expiration of the federal homebuyer tax credit, generating urgency for certain homebuyers intending to qualify for the tax credit. Home sales in the current quarter have also been favorably impacted by a reduction in the cancellation rate to 9% in the current quarter from 15% in the prior year quarter, and by the stabilization of home values in many of our markets, favorably impacting homebuyer confidence. In addition, the quarter over quarter favorable variance is attributable to the negative impact on the first quarter 2009 results of the aforementioned sharp economic decline that occurred in the fourth quarter of 2008.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2010 were relatively flat compared to the first quarter of 2009 as staffing levels and the number of active communities remained relatively constant quarter over quarter.
     Backlog units and dollars were 4,552 and $1,342,000, respectively, as of March 31, 2010 compared to 3,817 and $1,139,210 as of March 31, 2009. The increase in backlog units is primarily attributable to the net new order and settlement activity during the first quarter of 2010, coupled with our beginning backlog units being approximately 12%, or 367 units, higher entering 2010 compared to the same period in 2009. Backlog dollars were favorably impacted by the increase in backlog units.

     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 9% and 15% in the first quarters of 2010 and 2009, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2010.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at March 31, 2010 and 2009 has been allocated to the respective years reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $6,200 and $5,000 at March 31, 2010 and 2009, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Mid Atlantic:
Revenues	$339,469	$341,756
Settlements (units)	935	928
Average settlement price	$363.0	$368.2
New orders (units)	1,391	1,203
Average new order price	$350.8	$336.6
Backlog (units)	2,319	2,051
Average backlog price	$352.4	$352.3
Gross profit margin	$67,141	$60,946
Gross profit margin percentage	19.8%	17.8%
Segment profit	$37,860	$31,908
New order cancellation rate	8.0%	15.5%
Inventory:
Sold inventory	$286,693	$211,082
Unsold lots and housing units	$36,755	$25,514
Unsold inventory impairments	$38	$368
Contract land deposits, net	$49,181	$13,646
Total lots controlled	27,571	23,116
Total lots reserved	6,631	10,138
Contract land deposit impairments	$—	$1,065
Average active communities	160	172

North East:
Revenues	$64,157	$53,375
Settlements (units)	220	184
Average settlement price	$291.6	$290.1
New orders (units)	260	235
Average new order price	$305.8	$285.3
Backlog (units)	365	354
Average backlog price	$311.8	$286.6
Gross profit margin	$11,460	$8,439
Gross profit margin percentage	17.9%	15.8%
Segment profit	$5,755	$3,226
New order cancellation rate	13.9%	13.9%
Inventory:
Sold inventory	$37,812	$28,711
Unsold lots and housing units	$4,989	$2,565
Unsold inventory impairments	$270	$41
Contract land deposits, net	$2,369	$760
Total lots controlled	3,870	3,481
Total lots reserved	743	1,815
Contract land deposit impairments	$—	$9
Average active communities	35	36

	Three Months Ended
	March 31,
	2010	2009
Mid East:
Revenues	$124,989	$92,110
Settlements (units)	565	413
Average settlement price	$221.1	$221.1
New orders (units)	879	701
Average new order price	$207.8	$210.4
Backlog (units)	1,274	1,019
Average backlog price	$214.6	$215.7
Gross profit margin	$22,278	$15,278
Gross profit margin percentage	17.8%	16.6%
Segment profit	$10,933	$5,189
New order cancellation rate	9.6%	14.9%
Inventory:
Sold inventory	$71,714	$46,267
Unsold lots and housing units	$13,576	$10,903
Unsold inventory impairments	$66	$—
Contract land deposits, net	$5,063	$4,661
Total lots controlled	10,236	11,182
Total lots reserved	1,997	3,635
Contract land deposit impairments	$86	$213
Average active communities	108	101

South East:
Revenues	$48,766	$61,088
Settlements (units)	199	248
Average settlement price	$244.9	$246.3
New orders (units)	410	287
Average new order price	$226.4	$223.9
Backlog (units)	594	393
Average backlog price	$231.6	$242.8
Gross profit margin	$7,687	$9,464
Gross profit margin percentage	15.8%	15.5%
Segment profit	$1,057	$2,029
New order cancellation rate	8.7%	14.1%
Inventory:
Sold inventory	$35,157	$23,152
Unsold lots and housing units	$5,471	$4,434
Unsold inventory impairments	$14	$—
Contract land deposits, net	$3,718	$(42)
Total lots controlled	6,424	6,059
Total lots reserved	1,478	3,589
Contract land deposit impairments	$—	$16
Average active communities	55	49

Mid Atlantic
Three Months Ended March 31, 2010 and 2009
     The Mid Atlantic segment had an approximate $6,000 increase in segment profit from the first quarter of 2009. Revenues decreased slightly period over period due to a 1% decrease in the average settlement price in the current quarter. The Mid Atlantic segment’s gross profit margin percentage increased to 19.8% in 2010 from 17.8% in 2009. Gross profit margins were positively impacted by cost control measures implemented in prior quarters and lower average lot costs quarter over quarter.
     Segment new orders and the average selling price increased by 16% and 4%, respectively, during the first quarter of 2010 from the same period in 2009. New orders and the average selling price for new orders have been positively impacted by the stabilization of home values in many of the markets within the Mid Atlantic segment, favorably impacting homebuyer confidence. In addition, we believe new orders were favorably impacted in the current quarter by the impending April 30, 2010 expiration of the federal homebuyer tax credit. New orders were also favorably impacted by a decrease in the cancellation rate for the Mid Atlantic segment to 8% in the first quarter of 2010 from 16% in the first quarter of 2009.
     Backlog units and dollars each increased approximately 13% as of March 31, 2010 as compared to the same period in the prior year. The increase in backlog units is attributable to the increase in new orders quarter over quarter, as well as, to the beginning backlog units being approximately 5%, or 87 units, higher at the beginning of 2010 as compared to the beginning of 2009.
North East
Three Months Ended March 31, 2010 and 2009
     The North East segment had an approximate $2,500 increase in segment profit from the first quarter of 2009. Revenues increased approximately $10,800, or 20%, for the three months ended March 31, 2010 from the prior year quarter primarily due to a 20% increase in the number of units settled. The increase in units settled is attributable to a 7%, or 22 unit, higher beginning backlog entering the first quarter of 2010 compared to the same period in 2009, coupled with a higher backlog turnover rate period over period. The North East segment’s gross profit margin percentage increased to 17.9% in 2010 from 15.8% in 2009. Gross profit margins were positively impacted by cost control measures implemented in prior quarters and lower average lot costs quarter over quarter.
     Segment new orders and the average selling price increased approximately 11% and 7%, respectively, during the first quarter of 2010 from the same period in 2009. We believe, the increase in new orders quarter over quarter was attributable to the 2009 first quarter new orders being negatively impacted by the significant economic turmoil experienced towards the end of 2008 and into the first quarter of 2009. In addition, we believe that new orders were favorably impacted by the impending April 30, 2010 expiration of the federal homebuyer tax credit.
     Backlog units and dollars increased approximately 3% and 12%, respectively, quarter over quarter. The increase in backlog units is attributable to the beginning backlog units being approximately 7%, or 22 units, higher entering 2010 as compared to the beginning of 2009. The dollar value of backlog was favorably impacted by the increase in backlog units, coupled with an increase in the average selling price of homes in ending backlog, due primarily to 7% increase in the average selling price for new orders during the six-month period ended March 31, 2010 compared to the same period in 2009.

Mid East
Three Months Ended March 31, 2010 and 2009
     The Mid East segment had an approximate $5,700 increase in segment profit from the first quarter of 2009. Revenues increased approximately $32,900, or 36%, due to a 37% increase in the number of units settled. The increase in settlements was primarily driven by a 31%, or 229 unit, higher beginning backlog entering the first quarter of 2010 compared to the same period in 2009. Gross profit margins increased to 17.8% in the first quarter of 2010 from 16.6% in the same period of 2009 primarily as a result of cost control measures implemented in prior quarters.
     Segment new orders increased 25% during the first quarter of 2010 as compared to the same period in 2009, while the average selling price for new orders decreased 1% quarter over quarter. The increase in new orders is attributable in part to approximately 80 new orders in the current quarter in Indianapolis, which began operations in the fourth quarter of 2009. In addition, we believe that new orders were favorably impacted by the impending April 30, 2010 expiration of the federal homebuyer tax credit. New orders were also favorably impacted by a decrease in cancellation rates to 10% in the first quarter of 2010 from 15% in the first quarter of 2009.
     Backlog units and dollars increased approximately 25% and 24%, respectively, quarter over quarter. The increase in backlog units is attributable to the beginning backlog units being approximately 31%, or 229 units, higher entering 2010 as compared to the beginning of 2009. Backlog dollars were favorably impacted by the increase in backlog units.
South East
Three Months Ended March 31, 2010 and 2009
     The South East segment had an approximate $1,000 decrease in segment profit from the first quarter of 2009. Revenues decreased approximately $12,300, or 20%, due to a 20% decrease in the number of homes settled. The decrease in units settled is due to a slower backlog turnover rate quarter over quarter. Gross profit margins remained relatively flat quarter over quarter as average settlement prices remained flat in the comparable periods.
     Segment new orders increased approximately 43% during the first quarter of 2010 from the same period in 2009. The increase in new orders is attributable to a 13% increase in the average number of active communities quarter over quarter, primarily due to the opening of new communities in the Orlando, FL and Raleigh, NC markets, in which we began operations in the third quarter of 2009. Approximately 40 new orders were recorded in these new markets in the first quarter of 2010. New orders were also favorably impacted in the current quarter by increased absorption in each of our markets within the South East segment and by a decrease in cancellation rates to 9% in the first quarter of 2010 from 14% in the first quarter of 2009. In addition, we believe that new orders were favorably impacted by the impending April 30, 2010 expiration of the federal homebuyer tax credit.
     Backlog units and dollars increased approximately 51% and 44%, respectively, quarter over quarter. The increase in backlog units is primarily attributable to the aforementioned increase in new orders, coupled with the decrease in settlements, quarter over quarter. Backlog dollars were favorably impacted by the increase in backlog units, offset partially by a 5% decrease in the average price of homes in ending backlog.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock option compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, stock option compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our outstanding senior notes and working capital line borrowings and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2010	2009
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$67,141	$60,946
Homebuilding North East	11,460	8,439
Homebuilding Mid East	22,278	15,278
Homebuilding South East	7,687	9,464
Consolidation adjustments and other (5)	(2,254)	(8,428)

Consolidated homebuilding gross profit	$106,312	$85,699

	Three Months Ended March 31,
	2010	2009
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$37,860	$31,908
Homebuilding North East	5,755	3,226
Homebuilding Mid East	10,933	5,189
Homebuilding South East	1,057	2,029
Reconciling items:
Contract land deposit recovery (1)	2,008	1,553
Stock option compensation expense (2)	(5,212)	(11,066)
Corporate capital allocation (3)	14,480	14,696
Unallocated corporate overhead (4)	(20,679)	(15,069)
Consolidation adjustments and other (5)	1,645	(4,026)
Corporate interest expense	(2,078)	(2,670)

Reconciling items sub-total	(9,836)	(16,582)

Homebuilding consolidated profit before taxes	$45,769	$25,770

(1)	This item primarily represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.

(2)	The decrease in stock option expense is due to a significant number of outstanding options, primarily within the 2000 Broadly-based Stock Option Plan, becoming fully vested on December 31, 2009, and thus fully expensed.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2010	2009
Homebuilding Mid Atlantic	$9,795	$9,575
Homebuilding North East	1,550	1,551
Homebuilding Mid East	2,076	2,062
Homebuilding South East	1,059	1,508

Total	$14,480	$14,696

(4)	The increase in unallocated corporate overhead in the first quarter of 2010 is primarily attributable to an increase in management incentive costs as prior year incentive plans were limited to payouts of 50% of incentive earned.

(5)	The favorable variance in consolidation adjustments and other in 2010 from 2009 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.
Mortgage Banking Segment
Three Months Ended March 31, 2010 and 2009
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Loan closing volume:
Total principal	$418,042	$427,294

Loan volume mix:
Adjustable rate mortgages	1%	1%

Fixed-rate mortgages	99%	99%

Operating Profit:
Segment Profit	$7,428	$5,550
Stock option expense	(466)	(702)

Mortgage banking income before tax	$6,962	$4,848

Capture rate:	90%	89%

Mortgage Banking Fees:
Net gain on sale of loans	$9,929	$7,564
Title services	2,681	2,607
Servicing fees	223	99

	$12,833	$10,270

     Loan closing volume for the three months ended March 31, 2010 decreased 2% over the same period for 2009. The 2010 decrease is primarily attributable to a 1% decrease in the number of units closed and a 1% decrease in the average loan amount.
     Segment profit for the three months ended March 31, 2010 increased by approximately $1,900 from the same period for 2009. The increase is primarily due to an approximate $2,600 increase in mortgage banking fees, which was primarily the result of a decrease in incentives given to borrowers. The increase in mortgage banking fees was partially offset by an approximate $1,000 increase in general and administrative expenses. This increase was primarily the result of an increase in salary costs due to a 13% increase in headcount and to an increase in management incentive costs.
     NVRM is dependent on our homebuilding segment’s customers for business. As sales and selling prices of the homebuilding segment change, NVRM’s operations are likewise affected. In addition, NVRM’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities, a short-term credit facility and the public debt and equity markets. In the first quarter of 2010, cash used by our operating activities was $118,163. Cash was used to fund the increase in homebuilding inventory of $81,191, as a result of an increase in sold units under construction at March 31, 2010 compared to December 31, 2009. Cash was also used to fund the $10,524 increase in contract land deposits during the period. The presentation of operating cash flows was also reduced by $31,911, which is the amount of the excess tax benefit realized from the exercise of stock options during the quarter and credited directly to additional paid in capital.
     Net cash provided by investing activities was $92,769 for the first quarter of 2010, which primarily resulted from the redemption at maturity of $194,535 of marketable securities throughout the period, offset partially by $100,000 in purchases of marketable securities. The marketable securities, which are debt securities issued by U.S. government agencies, are classified as held-to-maturity securities and mature within the next 14 months.
     Net cash provided by financing activities was $117,536 for the quarter ended March 31, 2010. Stock option exercise activity provided $41,786 in exercise proceeds, and we realized $31,911 in excess income tax benefits from stock option exercises. We also increased borrowings under the mortgage Repurchase Agreement by approximately $43,900 based on current borrowing needs.
     On April 13, 2010, we entered into a “stalking horse” Asset Purchase Agreement (the “Agreement”) with Orleans Homebuilders, Inc. and certain of its affiliates (collectively, the “Seller”). Under the Agreement, we have agreed to purchase substantially all of the land under development, homebuilding work in process and other related assets of the Seller (together, the “Assets”), for $170,000 in cash plus the assumption of specified liabilities related to the Assets, subject to the terms and conditions contained in the Agreement. See Note 13 to the accompanying condensed consolidated financial statements for additional discussion of the Agreement.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $300,000, subject to certain borrowing base limitations. The Facility expires December 6, 2010. Outstanding amounts under the Amended Facility bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $14,997 was outstanding at March 31, 2010. There were no direct borrowings outstanding under the Facility as of March 31, 2010 and there were no borrowing base limitations reducing the amount available to us for borrowings.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility (the “Repurchase Agreement”). The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 3, 2010. We expect to be able to renew the Repurchase Agreement at current market terms prior to its expiration.

     Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at March 31, 2010. As of March 31, 2010, there was approximately $56,200 outstanding under the Repurchase Agreement and borrowing base limitations reduced the amount available to us for borrowing to approximately $80,100. The average Pricing Rate on outstanding balances at March 31, 2010 was 4.06%.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. To date we have not repurchased any shares of our common stock during 2010. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion.
     We believe that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in both our homebuilding and mortgage banking operations. In addition, we have sufficient liquidity to repay our 5% Senior Notes in the principal amount of $133,370 upon maturity on June 15, 2010.
Critical Accounting Policies
     General
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
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
     Our analysis is focused on whether we can sell houses profitably in a particular community in the current market with which we are faced. Because we don’t own the finished lots on which we had placed a contract land deposit, if the above analysis leads to a determination that we can’t sell homes profitably at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit our deposit and terminate the contract, or whether we will attempt to restructure the lot purchase contract, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether an impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.
     Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2010 balance sheet to be adequate (see Note 3 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General

Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2010 balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the three months ended March 31, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2009 in response to Item 1A. Part 1 of such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had one repurchase authorization outstanding during the quarter ended March 31, 2010. On July 31, 2007 (“July Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. We did not repurchase any shares of our common stock during the first quarter of 2010. We have $226.3 million available under the July Authorization as of March 31, 2010.
Item 6. Exhibits
(a)	Exhibits:

10.1	Director Resignation Agreement with all Class II director nominees and current Class I directors, dated February 22, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed February 23, 2010 and incorporated herein by reference.

10.2	Asset Purchase Agreement Among Orleans Homebuilders, Inc. and certain of its affiliates, as Sellers, and NVR, Inc., as Purchaser, dated as of April 13, 2010. Filed as Exhibit 10.1 to NVR’s 8-K filed April 14, 2010 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2010	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description	Page
10.1	Director Resignation Agreement with all Class II director nominees and current Class I directors, dated February 22, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed February 23, 2010 and incorporated herein by reference.

10.2	Asset Purchase Agreement Among Orleans Homebuilders, Inc. and certain of its affiliates, as Sellers, and NVR, Inc., as Purchaser, dated as of April 13, 2010. Filed as Exhibit 10.1 to NVR’s 8-K filed April 14, 2010 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.	36

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.	37

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.	38