Form 10-Q
period 2010-06-30
NVR INC
filed 2010-08-02
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2010 there were 5,849,824 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2010 and June 30, 2009 and the Six Months Ended June 30, 2010 and June 30, 2009	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2010 and June 30, 2009.	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

	Signature	41

	Exhibit Index	42
EX-10.6
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,089,399	$1,248,689
Marketable securities	175,000	219,535
Receivables	15,011	7,995
Inventory:
Lots and housing units, covered under sales agreements with customers	340,577	337,523
Unsold lots and housing units	55,871	73,673
Land under development	17,000	—
Manufacturing materials and other	7,253	7,522

	420,701	418,718

Assets related to consolidated variable interest entities	22,980	70,430
Contract land deposits, net	71,389	49,906
Property, plant and equipment, net	19,075	20,215
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	240,394	258,659

	2,095,529	2,335,727

Mortgage Banking:
Cash and cash equivalents	1,483	1,461
Mortgage loans held for sale, net	244,313	40,097
Property and equipment, net	821	446
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	9,942	10,692

	263,906	60,043

Total assets	$2,359,435	$2,395,770

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$161,708	$120,464
Accrued expenses and other liabilities	207,281	221,352
Liabilities related to consolidated variable interest entities	—	65,915
Customer deposits	69,344	63,591
Other term debt	1,999	2,166
Senior notes	—	133,370

	440,332	606,858

Mortgage Banking:
Accounts payable and other liabilities	24,612	19,306
Note payable	79,025	12,344

	103,637	31,650

Total liabilities	543,969	638,508

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 shares issued as of both June 30, 2010 and December 31, 2009	206	206
Additional paid-in-capital	914,585	830,531
Deferred compensation trust — 158,894 and 265,278 shares of NVR, Inc. common stock as of June 30, 2010 and December 31, 2009, respectively	(27,582)	(40,799)
Deferred compensation liability	27,582	40,799
Retained earnings	3,926,430	3,823,067
Less treasury stock at cost — 14,635,123 and 14,609,560 shares at June 30, 2010 and December 31, 2009, respectively	(3,025,755)	(2,896,542)

Total shareholders’ equity	1,815,466	1,757,262

Total liabilities and shareholders’ equity	$2,359,435	$2,395,770

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding:
Revenues	$946,972	$612,488	$1,524,353	$1,160,817
Other income	2,110	1,750	4,479	4,289
Cost of sales	(771,475)	(494,240)	(1,242,544)	(956,870)
Selling, general and administrative	(69,137)	(54,664)	(129,878)	(114,358)

Operating income	108,470	65,334	156,410	93,878
Interest expense	(1,897)	(2,462)	(4,068)	(5,236)

Homebuilding income	106,573	62,872	152,342	88,642

Mortgage Banking:
Mortgage banking fees	17,532	12,943	30,365	23,213
Interest income	1,492	611	2,248	1,195
Other income	233	154	399	243
General and administrative	(7,275)	(6,475)	(13,804)	(12,233)
Interest expense	(296)	(276)	(560)	(613)

Mortgage banking income	11,686	6,957	18,648	11,805

Income before taxes	118,259	69,829	170,990	100,447

Income tax expense	(46,983)	(28,403)	(67,627)	(41,033)

Net income	$71,276	$41,426	$103,363	$59,414

Basic earnings per share	$11.64	$7.17	$16.96	$10.41

Diluted earnings per share	$11.13	$6.79	$16.15	$9.85

Basic average shares outstanding	6,123	5,777	6,095	5,710

Diluted average shares outstanding	6,405	6,101	6,402	6,032

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$103,363	$59,414
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,728	4,977
Excess income tax benefit from exercise of stock options	(58,562)	(46,447)
Equity-based compensation expense	20,826	23,402
Contract land deposit recoveries	(949)	(4,744)
Gain on sale of loans	(22,978)	(17,340)
Mortgage loans closed	(1,073,149)	(849,864)
Proceeds from sales of mortgage loans	895,491	813,476
Principal payments on mortgage loans held for sale	330	429
Net change in assets and liabilities:
Increase in inventories	(1,983)	(60,000)
(Increase) decrease in contract land deposits	(19,256)	1,837
(Increase) decrease in receivables	(6,169)	2,530
Increase in accounts payable, accrued expenses and customer deposits	91,155	31,588
Other, net	1,847	18,349

Net cash used in operating activities	(66,306)	(22,393)

Cash flows from investing activities:
Purchase of marketable securities	(150,000)	(708,362)
Redemption of marketable securities at maturity	194,535	50,000
Investments in unconsolidated joint ventures	(2,000)	—
Purchase of property, plant and equipment	(2,921)	(625)
Proceeds from the sale of property, plant and equipment	265	618

Net cash provided by (used in) investing activities	39,879	(658,369)

Cash flows from financing activities:
Net borrowings under notes payable and credit lines	66,514	52,340
Redemption of senior notes	(133,370)	(27,950)
Purchase of treasury stock	(176,084)	—
Excess income tax benefit from exercise of stock options	58,562	46,447
Exercise of stock options	51,537	45,550

Net cash (used in) provided by financing activities	(132,841)	116,387

Net decrease in cash and cash equivalents	(159,268)	(564,375)
Cash and cash equivalents, beginning of period	1,250,150	1,147,643

Cash and cash equivalents, end of period	$1,090,882	$583,268

Supplemental disclosures of cash flow information:

Interest paid during the period	$4,527	$5,262

Income taxes paid, net of refunds	$9,710	$(34,303)

Supplemental disclosures of non-cash activities:
Investment in newly formed consolidated joint venture	$(23,776)	$—
Change in net consolidated variable interest entities	$—	$(188)
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or thereafter.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and six-month periods ended June 30, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Consolidation of Variable Interest Entities, Joint Ventures and Land Under Development
     Effective January 1, 2010, NVR adopted Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), as codified in Accounting Standards Codification (“ASC”) 810, Consolidation, through Accounting Standards Update 2009-17 (“ASC 810”). This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”), revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature, and requires companies to more frequently reassess whether they must consolidate a VIE.
     Fixed Price Purchase Agreements
     NVR generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if NVR fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
     NVR is not involved in the design or creation of any of the development entities from which we purchase lots under fixed price purchase agreements. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. NVR has no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash flow returns to the equity holders. Further, NVR does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.
     The deposit placed by NVR pursuant to our fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
     The development entities with which we contract to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR. We possess no more than limited protective legal rights through the purchase agreement in the specific finished lots that we are purchasing, and we possess no participative rights in the development entities. Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which we enter fixed price purchase agreements, and therefore, we do not consolidate any of these VIEs.
     As of June 30, 2010, NVR controlled approximately 46,300 lots with deposits in cash and letters of credit totaling approximately $153,000 and $5,100, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations, as follows:

June 30, 2010
Contract land deposits	$152,696
Loss reserve on contract land deposits	(81,307)

Contract land deposits, net	71,389

Contingent obligations in the form of letters of credit	5,091
Contingent specific performance obligations (1)	6,403

Total risk of loss	$82,883

(1)	At June 30, 2010, the Company was committed to purchase 71 finished lots under specific performance obligations.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Upon adoption of ASC 810, all of the assets and liabilities of consolidated VIEs at December 31, 2009 were deconsolidated, and there was no resultant gain or loss.
     Joint Ventures
     On a limited basis, we also obtain finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested. We are not a borrower, guarantor or obligor on any debt of the JVs. We enter into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result have a variable interest in these JVs.
     At June 30, 2010, we had an aggregate investment totaling approximately $3,400 in four separate JVs, all of which are non-performing and as a result, we had recorded an impairment reserve equal to our total investment due to our determination that our investment was not recoverable. We do not expect to obtain any lots from any of those four JVs in future periods. In addition, at June 30, 2010, we have an aggregate investment totaling approximately $46,000 in three performing JVs that are expected to produce approximately 1,200 finished lots. At June 30, 2010, we had additional funding commitments in the aggregate totaling $7,000 to two of the three performing JVs. We have determined that we are not the primary beneficiary of the four non-performing JVs and two of the performing JVs because NVR and the respective JV partner share power. We have concluded that we are the primary beneficiary of the remaining performing JV because we have the controlling financial interest in the JV. The condensed balance sheet at June 30, 2010 of the consolidated JV is as follows:

June 30, 2010
Cash	$39
Land under development	22,941

Total assets	22,980

Equity	22,980

Total liabilities and equity	$22,980

     Land Under Development
     During the second quarter of 2010, NVR directly acquired a raw parcel of land zoned for its intended use for $17,000 that it will develop into 155 finished lots for use in its homebuilding operations. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.
3. Contract Land Deposits
     During the three-month period ended June 30, 2010, the Company incurred pre-tax impairment charges on contract land deposits of approximately $970. For the six-month period ended June 30, 2010, the Company recognized a net pre-tax recovery of approximately $950 of contract land deposits previously determined to be uncollectible. During the three and six-month periods ended June 30, 2009, the Company recognized a pre-tax recovery of approximately $4,500 and $4,700, respectively, of contract land deposits

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
previously determined to be uncollectible. The contract land deposit asset is shown net of a $81,300 and $89,500 impairment valuation allowance at June 30, 2010 and December 31, 2009, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding used to calculate basic EPS
	6,123,000	5,777,000	6,095,000	5,710,000

Dilutive Securities:
Stock options and restricted share units	282,000	324,000	307,000	322,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	6,405,000	6,101,000	6,402,000	6,032,000

     The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option or vesting of the restricted share unit. The assumed amount credited to additional paid-in capital equals the tax benefit from the assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Options issued under equity benefit plans to purchase 435,548 and 434,206 shares of common stock during the three and six months ended June 30, 2010, and options issued under equity benefit plans to purchase 317,363 and 337,455 shares of common stock during the three and six months ended June 30, 2009, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
5. Stock-Based Compensation Expense
     The Company’s Shareholders approved the 2010 Equity Incentive Plan (“2010 Equity Plan”) at the May 4, 2010 Annual Meeting. The 2010 Equity Plan authorizes the Company to issue non-qualified stock options (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, to acquire up to an aggregate 700,000 shares of the Company’s common stock. Of the 700,000 aggregate shares available to issue, up to 240,000 may be granted in the form of RSUs.
     During the second quarter of 2010, the Company issued 150,104 RSUs and 278,143 Options from the 2010 Equity Plan, and 130,787 Options from the 2000 broadly-Based Stock Option Plan. The RSUs vest as to 50% of the underlying shares on each of December 31, 2011 and 2012, based on continued employment or continued service as a Director, as applicable. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The Options granted vest 50% on each of December 31, 2013 and 2014, based solely on continued employment or continued service as a Director, as applicable. The Options expire 10 years from the date of grant.
     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during the second quarter of 2010 was estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Options
Estimated option life	5.07 years
Risk free interest rate (range)	1.92% - 2.61%
Expected volatility (range)	37.22% - 38.26%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$257.98
     In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the non-vested equity shares is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of non-vested equity shares are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the second quarter of 2010 was $702.94 per share.
     Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures. Total stock based compensation expense, net of forfeitures, recognized during the three months ended June 30, 2010 and 2009 was $15,148 and $11,634, respectively, and for the six months ended June 30, 2010 and 2009 was $20,826 and $23,402, respectively.
     As of June 30, 2010, the total unrecognized compensation cost for all outstanding Options and RSUs equals approximately $204,600, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2015. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.64 years.
     The following table provides additional information relative to NVR’s stock-based compensation plans for the period ended June 30, 2010:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

		Weighted
		Average
		Exercise
Stock Options	Options	Price
Outstanding at beginning of period	999,142	$342.08
Granted	426,235	703.03
Exercised	(236,410)	218.00
Forfeited	(15,992)	503.54
Expired	(62)	759.00

Outstanding at end of period	1,172,913	$496.03

Exercisable at end of period	432,739	$282.77

     The table above does not include the 150,104 RSUs granted in the current year, which were issued at a $0 exercise price. All RSUs granted in the current year are outstanding as of June 30, 2010, and none of the RSUs are exercisable as of June 30, 2010.
6. Marketable Securities
     As of June 30, 2010 the Company held marketable securities totaling $175,000. These securities, which are debt securities issued by U.S. government agencies, are classified by the Company as held to maturity and are measured at amortized cost. The contractual maturities of the Company’s marketable securities as of June 30, 2010 are as follows:

June 30, 2010
Within one year	$75,000
After one year through five years	100,000

Total marketable securities	$175,000

7. Excess Reorganization Value
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2010 and determined that there was no impairment of excess reorganization value.
8. Income Taxes
     As of January 1, 2010, the Company had approximately $31,636 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2010, the Company had a total of $22,149 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions the Company has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2006.
9. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2009	$206	$830,531	$3,823,067	$(2,896,542)	$(40,799)	$40,799	$1,757,262

Net income	—	—	103,363	—	—	—	103,363
Deferred compensation activity	—	—	—	—	13,217	(13,217)	—
Purchase of common stock for treasury	—	—	—	(176,084)	—	—	(176,084)
Stock-based compensation	—	20,826	—	—	—	—	20,826
Tax benefit from stock options exercised and deferred compensation distributions	—	58,562	—	—	—	—	58,562
Proceeds from stock options exercised	—	51,537	—	—	—	—	51,537
Treasury stock issued upon option exercise	—	(46,871)	—	46,871	—	—	—

Balance, June 30, 2010	$206	$914,585	$3,926,430	$(3,025,755)	$(27,582)	$27,582	$1,815,466

     The Company repurchased approximately 262,000 shares of its common stock during the six months ended June 30, 2010. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 236,400 options to purchase shares of the Company’s common stock were exercised during the six months ended June 30, 2010.
10. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2010 and 2009:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warranty reserve, beginning of period	$65,082	$64,306	$64,417	$68,084
Provision	14,452	4,613	22,673	7,652
Payments	(9,353)	(8,061)	(16,909)	(14,878)

Warranty reserve, end of period	$70,181	$60,858	$70,181	$60,858

11. Segment Disclosures
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
Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland, and Delaware
Homebuilding North East - New Jersey and eastern Pennsylvania
Homebuilding Mid East - Kentucky, New York, Ohio, western Pennsylvania and Indiana
Homebuilding South East - North Carolina, South Carolina, Florida and Tennessee
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
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s outstanding Senior Notes and working capital line borrowings and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Homebuilding Mid Atlantic	$560,105	$379,361	$899,574	$721,116
Homebuilding North East	84,962	57,143	149,119	110,518
Homebuilding Mid East	194,736	113,982	319,725	206,092
Homebuilding South East	107,169	62,002	155,935	123,091
Mortgage Banking	17,532	12,943	30,365	23,213

Total consolidated revenues	$964,504	$625,431	$1,554,718	$1,184,030

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Profit:
Homebuilding Mid Atlantic	$77,058	$46,978	$114,918	$78,885
Homebuilding North East	6,173	5,096	11,928	8,323
Homebuilding Mid East	21,382	8,049	32,316	12,744
Homebuilding South East	9,956	3,952	11,013	6,475
Mortgage Banking	12,537	7,659	19,965	13,209

Total segment profit	127,106	71,734	190,140	119,636

Contract land deposit recovery (1)	5,510	8,908	7,518	10,461
Equity-based compensation expense (2)	(15,148)	(11,634)	(20,826)	(23,402)
Corporate capital allocation (3)	17,953	15,699	32,433	30,395
Unallocated corporate overhead (4)	(16,290)	(9,262)	(36,969)	(24,331)
Consolidation adjustments and other	929	(3,244)	2,573	(7,270)
Corporate interest expense	(1,801)	(2,372)	(3,879)	(5,042)

Reconciling items sub-total	(8,847)	(1,905)	(19,150)	(19,189)

Consolidated income before taxes	$118,259	$69,829	$170,990	$100,447

	June 30,
	2010	2009
Assets:
Homebuilding Mid Atlantic	$474,937	$457,233
Homebuilding North East	52,710	62,422
Homebuilding Mid East	90,182	100,873
Homebuilding South East	48,389	50,238
Mortgage Banking	256,559	134,447

Total segment assets	922,777	805,213

Consolidated variable interest entities (5)	—	65,990
Cash and cash equivalents	1,089,399	582,157
Marketable securities	175,000	658,362
Deferred taxes	182,557	196,636
Intangible assets	48,927	48,927
Contract land deposit reserve	(81,307)	(132,544)
Consolidation adjustments and other	22,082	12,344

Reconciling items sub-total	1,436,658	1,431,872

Consolidated assets	$2,359,435	$2,237,085

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(2)	The increase in equity-based compensation expense in the second quarter of 2010 compared to the same period of 2009 is attributable to the granting of non-qualified stock options (“Options”) and restricted share units (“RSUs”) in the second quarter of 2010 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). In the six-month period, the increase in equity-based compensation expense related to the second quarter grants is offset due to a significant number of outstanding options, primarily within the 2000 Broadly-based Stock Option Plan, becoming fully vested on December 31, 2009, and thus fully expensed.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding Mid Atlantic	$11,869	$10,436	$21,664	$20,010
Homebuilding North East	1,672	1,710	3,222	3,261
Homebuilding Mid East	2,661	2,179	4,737	4,242
Homebuilding South East	1,751	1,374	2,810	2,882

Total	$17,953	$15,699	$32,433	$30,395

(4)	The increase in unallocated corporate overhead in both the three and six-month periods is primarily attributable to an increase in management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity, while the current year has no similar limitation.

(5)	The decrease in consolidated variable interest entities (“VIEs”) is attributable to the adoption of amended ASC 810, which resulted in the deconsolidation in 2010 of all VIEs consolidated in 2009. See Note 2 for additional discussion of VIEs.
12. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments. On June 15, 2010, the Company redeemed upon maturity, the outstanding 5% Senior Notes due 2010 (“Senior Notes”) at par. As of December 31, 2009, the carrying value of the Senior Notes was $133,370, and the estimated fair value, which is based on a quoted market price, was $134,829.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2010, there were contractual commitments to extend credit to borrowers

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
aggregating approximately $162,034 and open forward delivery contracts aggregating approximately $373,512.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 143 basis points of the loan amount as of June 30, 2010, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held for sale of $244,313 included in the accompanying condensed consolidated balance sheet has been increased by $6,374 from the aggregate principal balance of $237,939.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	June 30, 2010
Derivative Assets:
Rate Lock Commitments	NVRM - Other assets	$2,709

Derivative Liabilities:
Forward Sales Contracts	NVRM - Accounts payable and other liabilities	$5,422

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$162,034	$(756)	$1,356	$2,109		$2,709
Forward sales contracts	$373,512				(5,422)	(5,422)
Mortgages held for sale	$237,939	(1,131)	4,100	3,405		6,374

Total Fair Value Measurement, June 30, 2010		(1,887)	5,456	5,514	(5,422)	3,661

Less: Fair Value Measurement, December 31, 2009		(788)	(2,501)	2,187	2,445	1,343

Total Fair Value Adjustment for the six-month period ended June 30, 2010		$(1,099)	$7,957	$3,327	$(7,867)	$2,318

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
13. Debt
     On June 15, 2010, the Company redeemed upon maturity, $133,370 in outstanding 5% Senior Notes due 2010 (“Senior Notes”) at par. The Company has no Senior Notes outstanding as of June 30, 2010.
     NVR’s wholly owned mortgage banking subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), provides for its mortgage origination activities through a revolving mortgage repurchase facility (the “Repurchase Facility”). The Repurchase Facility provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 3, 2010.
     At June 30, 2010, there was approximately $79,000 outstanding under the Repurchase Facility, which is included in Mortgage Banking “Note payable” in the accompanying condensed consolidated financial statement. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the June 30, 2010 balance sheet in the accompanying condensed consolidated financial statements. As of June 30, 2010, there were no borrowing base limitations under the Repurchase Facility. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
      On July 30, 2010, the Company entered into the Second Amendment to the Master Repurchase Agreement (the “Amended Repurchase Agreement”), extending the term of the Repurchase Facility to August 2, 2011. Terms and conditions of the Amended Repurchase Agreement are consistent with those in the expiring Repurchase Facility. The Amended Repurchase Agreement is attached as Exhibit 10.6 to this
Form 10-Q.
14. Commitments and Contingencies
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
     The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying condensed, consolidated balance sheets.
     In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has informed the EPA that it will cooperate with this request. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina reporting certain findings that resulted from the Commissioner’s examination of selected files relating to loans originated by NVRM in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that NVRM correct or otherwise address the alleged violations and in some instances requested that NVRM undertake an examination of all of its other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. NVRM responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the Commissioner’s interpretation of applicable law. The Commissioner has not yet responded to NVRM’s letter. Accordingly, while the outcome of the matter is currently not determinable, NVR does not expect resolution of the matter to have a material adverse effect on the Company’s financial position.
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
15. Recent Accounting Pronouncements
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
(dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements, except as required by law. For additional information regarding risk factors, see Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Overview
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings, all of which are primarily constructed on a pre-sold basis. To fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania and Indiana
South East:	North Carolina, South Carolina, Tennessee and Florida
     Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development. Historically, we have not engaged in land development to obtain finished lots for use in our homebuilding operations. Instead, we have acquired finished lots at market prices from various third party land developers pursuant to fixed price purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

     Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, the current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.
     As of June 30, 2010, we controlled approximately 46,300 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $153,000 and $5,100, respectively, and approximately 1,200 additional lots through joint ventures. Included in the number of controlled lots are approximately 10,200 lots for which we have recorded a contract land deposit impairment reserve of $81,300 as of June 30, 2010. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of June 30, 2010, we had approximately $17,000 in land under development, all of which was acquired during the current quarter, that once fully developed will result in 155 lots.
     In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets.
Overview of the Current Business Environment
     The current home sales environment remains challenging. Homebuyer confidence continues to be negatively impacted by the economic downturn, concerns regarding unemployment (which remains at historically high rates), as well as the weakness of home values. In addition, the housing market is still characterized by high levels of existing and new homes available for sale driven by slowed demand and high foreclosure rates. The stabilization we had begun to experience towards the end of 2009 and into the first quarter of 2010 has been negatively impacted by the expiration of the federal homebuyer tax credit as of April 30, 2010. To qualify for the tax credit, purchasers were required to enter into a sales contract prior to April 30, 2010. After April 30, new home sales experienced sharp declines, providing evidence that rather than increasing overall demand, the tax credit may have merely accelerated existing demand. The current home sales environment also continues to be adversely impacted by a restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing.
     In addition to the sales contract deadline noted above, purchasers intending to qualify for the tax credit were also subject to an initial settlement deadline of June 30, 2010. This initial settlement deadline had a significant impact on our second quarter financial results, as we experienced a 63% increase in the number of units settled in the current quarter compared to the same quarter in the prior year and a 74% increase from the first quarter of the current year. Due to the increase in settlements, consolidated revenues for the second quarter of 2010 totaled approximately $964,504, a 54% increase from the second quarter of 2009. Additionally, net income and diluted earnings per share in the current quarter increased approximately 72% and 64%, respectively, compared to the second quarter of 2009. Gross profit margins within our homebuilding business decreased to 18.5% in the second quarter of 2010 as compared to 19.3% in the second quarter of 2009. The decrease in gross profit margins is primarily attributable to the 2009 second quarter being favorably impacted by the recovery of approximately $4,500, or 73 basis points, of contract land deposits previously determined to be uncollectible.
     We expect to continue to experience pressure on sales and selling prices over at least the next several quarters in all of our markets despite historically low mortgage rates and reduced housing prices, as significant economic uncertainties remain. However, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity. As of June 30, 2010, our cash and cash equivalents and marketable securities balances totaled approximately $1,266,000. During the current quarter, we redeemed our 5% Senior Notes due 2010, totaling $133,370, upon their maturity on June 15, 2010. In addition, we repurchased approximately $176,100 of our common stock during the quarter.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$946,972	$612,488	$1,524,353	$1,160,817
Cost of Sales	$771,475	$494,240	$1,242,544	$956,870
Gross profit margin percentage	18.5%	19.3%	18.5%	17.6%
Selling, general and administrative	$69,137	$54,664	$129,878	$114,358
Settlements (units)	3,345	2,048	5,264	3,821
Average settlement price	$283.0	$298.6	$289.5	$303.3
New orders (units)	2,559	2,728	5,499	5,154
Average new order price	$309.6	$294.8	$297.4	$288.7
Backlog (units)			3,766	4,497
Average backlog price			$315.3	$296.2
Consolidated Homebuilding — Three Months Ended June 30, 2010 and 2009
     Homebuilding revenues increased 55% for the second quarter of 2010 from the same period in 2009 as a result of a 63% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price quarter over quarter. As previously mentioned in the Overview section, purchasers intending to qualify for the tax credit were subject to an initial settlement deadline of June 30, 2010. This initial settlement deadline contributed significantly to the increase in the number of units settled quarter over quarter. Subsequent to June 30, 2010, the federal homebuyer tax credit settlement deadline was extended to September 30, 2010. This extension will not impact settlements in our third quarter. Additionally, the quarter over quarter variance in settlements was partially attributable to the negative impact on the second quarter 2009 settlements of the sharp economic decline that occurred in the fourth quarter of 2008 and which continued into the first quarter of 2009.
     Gross profit margins in the quarter ended June 30, 2010 decreased compared to the second quarter of 2009 due to the 2009 second quarter being favorably impacted by the recovery of approximately $4,500, or 73 basis points, of contract land deposits previously determined to be uncollectible. In addition, gross profit margins were negatively impacted by continuing pressure on selling prices in prior quarters leading to the aforementioned 5% decrease in the average settlement price quarter over quarter. We expect to continue to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.

     The number of new orders, net of cancellations (“new orders”) for the second quarter of 2010 decreased 6% compared to the second quarter of 2009, while the average sales price of new orders increased 5% quarter over quarter. The decline in new orders was driven primarily by the April 30, 2010 expiration of the federal homebuyer tax credit, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. In addition, the tax credit expiration led to a decline in our percentage of first-time homebuyers during the current quarter. We expect new orders to be negatively impacted over the next several months due to the lingering impact of the federal homebuyer tax credit. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2010 increased by 26% compared to the second quarter of 2009, but as a percentage of revenue decreased to 7% from 9% quarter over quarter. The increase in SG&A expenses was attributable primarily to an approximate $3,800 increase in management incentive costs as prior year incentive plans were limited to payouts of 50% of incentive earned. In addition, stock-based compensation costs increased approximately $3,300 in the second quarter of 2010 compared to the same period in 2009 due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan which was approved by our shareholders at the May 2010 Annual Meeting (see Note 5 in the accompanying condensed consolidated financial statements for additional discussion of stock-based compensation and the 2010 Equity Incentive Plan). Finally, SG&A expenses were also impacted by an approximate $3,800 increase in selling and marketing costs quarter over quarter due to the difficult selling conditions in the current quarter and to an increase in the average number of active communities to 373 communities in the second quarter of 2010 from 356 communities in the same period in 2009.
Consolidated Homebuilding — Six Months Ended June 30, 2010 and 2009
     Homebuilding revenues increased 31% for the six months ended June 30, 2010 compared to the same period in 2009 as a result of a 38% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price period over period. The number of units settled increased in all of our markets period over period. These increases are primarily attributable to the aforementioned impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. Average settlement prices were negatively impacted primarily by a 4% lower average price of homes in the beginning backlog entering 2010 compared to the same period in 2009.
     Gross profit margins in the first six months of 2010 increased approximately 90 basis points compared to the first six months of 2009 primarily due to the negative impact on the 2009 results of the sharp decline in overall economic conditions that occurred in the fourth quarter of 2008 and which continued into the first quarter of 2009. In addition, gross profit margins in 2010 were favorably impacted by cost control measures within our purchasing and production operations. Despite these favorable results period over period, we expect to continue to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.
     The number of new orders for the first six months of 2010 increased 7% compared to the same period in 2009, while the average sales price of new orders increased 3% period over period. The increase in new orders was driven primarily by higher new orders in the first quarter of 2010, due to the April 30, 2010 expiration of the federal homebuyer tax credit. We believe that the expiration of the tax credit generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. As a result, we experienced the aforementioned 6% decrease in new orders in the second quarter of 2010 compared to the second quarter of 2009. We expect new orders to be negatively impacted over the next several months due to the lingering impact of the federal homebuyer tax credit. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.

     SG&A expenses in the first six months of 2010 increased 14% compared to the same period of 2009, but as a percentage of revenue decreased to 9% from 10%, period over period. The increase in SG&A expenses was primarily attributable to an approximate $8,300 increase in management incentive costs as prior year incentive plans were limited to payouts of 50% of incentive earned. In addition, SG&A expenses were impacted by an approximate $4,100 increase in selling and marketing costs period over period due to the difficult selling conditions in the second quarter of 2010 and to an increase in the average number of active communities to 366 communities in the first six months of 2010 from 357 communities in the same period in 2009.
     Backlog units and dollars were 3,766 and $1,187,599, respectively, as of June 30, 2010 compared to 4,497 and $1,332,056 as of June 30, 2009. The decrease in backlog units was primarily attributable to the increased settlement activity for the six-month period ended June 30, 2010 as discussed above. Backlog dollars were negatively impacted by the decrease in backlog units.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 11% and 14% in the first six months of 2010 and 2009, respectively. During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2010. See “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this Report.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2010 and 2009 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $5,091 and $5,445 at June 30, 2010 and 2009, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mid Atlantic:
Revenues	$560,105	$379,361	$899,574	$721,116
Settlements (units)	1,672	1,057	2,607	1,985
Average settlement price	$335.0	$358.9	$345.0	$363.3
New orders (units)	1,303	1,421	2,694	2,624
Average new order price	$367.5	$353.5	$358.9	$345.8
Backlog (units)			1,950	2,415
Average backlog price			$377.4	$350.1
Gross profit margin	$110,931	$76,378	$178,072	$137,324
Gross profit margin percentage	19.8%	20.1%	19.8%	19.0%
Segment profit	$77,058	$46,978	$114,918	$78,885
New order cancellation rate	9.5%	14.4%	8.7%	14.9%
Inventory:
Sold inventory			$218,264	$271,581
Unsold lots and housing units			$30,980	$24,020
Unsold inventory impairments	$223	$728	$261	$1,097
Contract land deposits, net			$56,869	$25,319
Total lots controlled			27,016	23,813
Total lots reserved			6,552	9,846
Contract land deposit impairments	$1,327	$2,241	$1,327	$3,306
Average active communities	169	172	165	172

North East:
Revenues	$84,962	$57,143	$149,119	$110,518
Settlements (units)	282	197	502	381
Average settlement price	$301.3	$290.1	$297.0	$290.1
New orders (units)	219	246	479	481
Average new order price	$332.0	$278.4	$317.8	$281.8
Backlog (units)			302	403
Average backlog price			$336.2	$279.9
Gross profit margin	$12,381	$10,673	$23,842	$19,112
Gross profit margin percentage	14.6%	18.7%	16.0%	17.3%
Segment profit	$6,173	$5,096	$11,928	$8,323
New order cancellation rate	16.1%	13.1%	14.9%	13.5%
Inventory:
Sold inventory			$37,199	$43,252
Unsold lots and housing units			$4,235	$1,812
Unsold inventory impairments	$27	$509	$297	$550
Contract land deposits, net			$6,489	$5,596
Total lots controlled			3,548	3,238
Total lots reserved			456	1,143
Contract land deposit impairments	$3,689	$60	$3,689	$69
Average active communities	34	38	34	37

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mid East:
Revenues	$194,736	$113,982	$319,725	$206,092
Settlements (units)	922	533	1,487	946
Average settlement price	$211.0	$212.1	$214.9	$216.0
New orders (units)	749	746	1,628	1,447
Average new order price	$227.5	$215.7	$216.9	$213.2
Backlog (units)			1,101	1,232
Average backlog price			$226.4	$217.3
Gross profit margin	$35,011	$19,528	$57,289	$34,806
Gross profit margin percentage	18.0%	17.1%	17.9%	16.9%
Segment profit	$21,382	$8,049	$32,316	$12,744
New order cancellation rate	11.9%	12.2%	10.6%	13.6%
Inventory:
Sold inventory			$58,597	$69,375
Unsold lots and housing units			$12,256	$7,672
Unsold inventory impairments	$192	$152	$258	$152
Contract land deposits, net			$8,274	$5,947
Total lots controlled			10,370	11,284
Total lots reserved			1,892	3,105
Contract land deposit impairments	$94	$1,609	$180	$1,822
Average active communities	110	98	109	99

South East:
Revenues	$107,169	$62,002	$155,935	$123,091
Settlements (units)	469	261	668	509
Average settlement price	$228.5	$237.6	$233.4	$241.8
New orders (units)	288	315	698	602
Average new order price	$244.5	$230.3	$233.9	$227.2
Backlog (units)			413	447
Average backlog price			$244.1	$237.2
Gross profit margin	$17,786	$10,862	$25,473	$20,325
Gross profit margin percentage	16.6%	17.5%	16.3%	16.5%
Segment profit	$9,956	$3,952	$11,013	$6,475
New order cancellation rate	19.3%	13.7%	13.4%	13.9%
Inventory:
Sold inventory			$25,019	$28,889
Unsold lots and housing units			$6,742	$5,159
Unsold inventory impairments	$261	$140	$275	$140
Contract land deposits, net			$4,848	$1,362
Total lots controlled			6,544	5,977
Total lots reserved			1,278	3,255
Contract land deposit impairments	$1,255	$504	$1,255	$520
Average active communities	60	48	58	49

Mid Atlantic
Three Months Ended June 30, 2010 and 2009
     The Mid Atlantic segment had an approximate $30,100 increase in segment profit in the three months ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $180,700, or 48%, in revenues quarter over quarter due primarily to a 58% increase in the number of units settled, offset partially by a 7% decrease in the average settlement price. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s original settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, the number of units settled was favorably impacted by a 13% higher backlog unit balance entering the second quarter of 2010 compared to the same period in 2009. The Mid Atlantic segment’s gross profit margin percentage for the second quarter of 2010 remained relatively flat with gross profit margins in the same period in 2009, despite the 7% decrease in the average settlement price quarter over quarter, as the result of cost control measures implemented in prior periods and lower average lot costs quarter over quarter.
     Segment new orders for the second quarter of 2010 decreased 8% from the same period in 2009. The segment’s average sales price of new orders increased 4% in the quarter compared to the second quarter of 2009. The decline in new orders was driven primarily by the April 30, 2010 expiration of the federal homebuyer tax credit, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
Six Months Ended June 30, 2010 and 2009
     The Mid Atlantic segment had an approximate $36,000 increase in segment profit in the six months ended June 30, 2010 compared to the same period in 2009. Revenues increased approximately $178,500, or 25%, for the six months ended June 30, 2010 from the prior year period on a 31% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price. The increase in units settled was attributable entirely to the second quarter activity as discussed above. The decrease in the average settlement price was primarily attributable to a 3% lower average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage increased to 19.8% in 2010 from 19.0% in 2009. Gross profit margins were favorably impacted primarily by cost control measures taken in prior quarters, reducing material and land costs, as well as personnel costs. In addition, gross profit margins were favorably impacted by lower contract land deposit impairment charges in the 2010 period of $1,327, or 15 basis points, compared to $3,306, or 46 basis points, in the same period in 2009.
     Segment new orders and the average sales price of new orders for the six-month period ended June 30, 2010 increased approximately 3% and 4%, respectively, compared to new orders and the average sales price in the prior year period. The number of new orders were favorably impacted by the urgency created for certain homebuyers of the expiring federal homebuyer tax credit and by a stabilization of home values in many of the markets within the Mid Atlantic segment in 2010, favorably impacting homebuyer confidence. In addition, new orders were favorably impacted by a decrease in the cancellation rate in the first six months of 2010 to 9% from 15% during the same period of 2009. Although sales were higher year over year, we believe that the expiration of the federal homebuyer tax credit attributed to the aforementioned 8% second quarter decline in new orders and expect the lingering effects of the tax credit’s expiration to negatively impact new orders over the next several months.
     Backlog units and dollars decreased approximately 19% and 13%, respectively, period over period. The decrease in backlog units was primarily attributable to the increased settlement activity for the six-month period ended June 30, 2010. Backlog dollars were negatively impacted by the decrease in backlog units, offset partially by an 8% increase in the average price of homes in ending backlog, due primarily to the aforementioned 4% increase in the average selling price for new orders in the second quarter of 2010 compared to the same period in 2009.
North East
Three Months Ended June 30, 2010 and 2009
     The North East segment had an approximate $1,100 increase in segment profit in the three months ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $27,800, or 49%, in revenues quarter over quarter due to a 43% increase in the number of units settled and a 4% increase in the average settlement price. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. Gross profit margins decreased to 14.6% in 2010 from 18.7% in 2009. Gross profit margins were negatively impacted primarily by higher contract land deposit impairment charges in the 2010 quarter of $3,689, or 434 basis points, compared to $60, or 10 basis points, in the second quarter of 2009.
     Segment new orders decreased 11% in the second quarter of 2010 compared to the same period in the prior year, while the average new order sales price for the second quarter of 2010 increased 19% from the same period in 2009. The decline in new orders was driven primarily by the April 30, 2010 expiration of the federal homebuyer tax credit, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. The average new order selling price was favorably impacted by a product mix shift away from our attached products to our detached product which generally sell at higher price points.
Six Months Ended June 30, 2010 and 2009
     The North East segment had an approximate $3,600 increase in segment profit in the six-month period ended June 30, 2010 compared to the same period in 2009. Revenues increased approximately $38,600, or 35%, for the six-month period ended June 30, 2010 from the prior year period. Revenues increased due to a 32% increase in the number of units settled and a 2% increase in the average settlement price period over period. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, settlements were favorably impacted by a 7% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins decreased to 16.0% in the first six months of 2010 from 17.3% in the same period 2009. The decrease in gross margins was attributable primarily to higher contract land deposit impairment charges in the 2010 period of $3,689, or 247 basis points, compared to the 2009 period of $69, or 6 basis points, offset partially by the favorable impact of cost control measures implemented in prior periods.
     Segment new orders for the six-month period ended June 30, 2010, were flat compared to the same period in 2009, while the average sales price of new orders increased 13% period over period. New orders in the current year were impacted by the expiration of the federal homebuyer tax credit and will continue to be impacted by the lingering effects of the federal homebuyer tax credit over the next several months. The average sales price of new orders has been favorably impacted by a product mix shift away from our attached products to our detached product which generally sell at higher price points.
     Backlog units and dollars decreased approximately 25% and 10%, respectively, period over period. The decrease in backlog units was primarily attributable to the increased settlement activity for the six-month period ended June 30, 2010. Backlog dollars were negatively impacted by the decrease in backlog units, offset partially by a 20% increase in the average price of homes in ending backlog, due primarily to the aforementioned 19% increase in the average selling price for new orders in the second quarter of 2010 compared to the same period in 2009.

Mid East
Three Months Ended June 30, 2010 and 2009
     The Mid East segment had an approximate $13,300 increase in segment profit in the three months ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $80,800, or 71% in revenues quarter over quarter due to a 73% increase in the number of units settled. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, the number of units settled was favorably impacted by a 25% higher backlog unit balance entering the second quarter of 2010 compared to the same period in 2009. Gross profit margins increased to 18.0% in the second quarter of 2010 from 17.1% in the same period of 2009, primarily due to lower contract land deposit impairment charges in the second quarter of 2010 of $94, or 5 basis points, compared to $1,609, or 141 basis points in the second quarter of 2009.
     Segment new orders were flat in the second quarter of 2010 compared to the same period in 2009, and the average sales price increased 5% quarter over quarter. New orders in the current quarter were favorably impacted by a 12% increase in the average number of active communities quarter over quarter, and by the 36 new orders in the current quarter in Indianapolis, which began operations in the fourth quarter of 2009. These favorable variances were offset by the impact of the April 30, 2010 expiration of the federal homebuyer tax credit, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. As a result, we experienced a 15% decline in new orders within the segment from the first quarter to the second quarter of the current year.
Six Months Ended June 30, 2010 and 2009
     The Mid East segment had an approximate $19,600 increase in segment profit in the six-month period ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $113,600, or 55%, in revenues for the six months ended June 30, 2010 compared to the same period in the prior year due to a 57% increase in the number of units settled period over period. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, settlements were favorably impacted by a 31% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins increased to 17.9% in the first six months of 2010 from 16.9% in the same period of 2009. The increase in gross margins was attributable primarily to the lower contract land deposit impairment charges in the 2010 period of $180, or 6 basis points, compared to the 2009 period of $1,822, or 88 basis points, coupled with the favorable impact of cost control measures implemented in prior periods.
     Segment new orders and the average sales price of new orders for the six-month period ended June 30, 2010 increased approximately 13% and 2%, respectively, compared to new orders and the average sales price in the same period in the prior year. New orders were favorably impacted by a 9% increase in the average number of active communities period over period, and by the 120 new orders in the current year in Indianapolis, which began operations in the fourth quarter of 2009. In addition, new orders were favorably impacted by a reduction in cancellation rates in the segment to 11% in 2010 from 14% in the same period of 2009. Although sales were higher year over year, we believe that the expiration of the federal homebuyer tax credit attributed to the aforementioned 15% decline in new orders from the first quarter to the second quarter of 2010 and we expect the lingering effects of the tax credit’s expiration to negatively impact new orders over the next several months.
     Backlog units and dollars decreased approximately 11% and 7%, respectively, year over year. The decrease in backlog units was primarily attributable to the increased settlement activity for the six-month period ended June 30, 2010. Backlog dollars were negatively impacted by the decrease in backlog units.

South East
Three Months Ended June 30, 2010 and 2009
     The South East segment had an approximate $6,000 increase in segment profit in the three months ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $45,200, or 73%, in revenues quarter over quarter due to an 80% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, the number of units settled was favorably impacted by a 51% higher backlog unit balance entering the second quarter of 2010 compared to the same period in 2009. Gross profit margins decreased to 16.6% in the second quarter of 2010 from 17.5% in the same period in 2009. Gross profit margins were negatively impacted by the lower average settlement prices and by higher contract land deposit impairment charges of $1,255, or 117 basis points, in the second quarter of 2010, compared to $504, or 81 basis points in the second quarter of 2009.
     Segment new orders during the second quarter of 2010 decreased 9% from the same period in 2009, while the average new order sales price increased by 6% quarter over quarter. Segment new orders declined despite a 26% increase in the average number of active communities quarter over quarter, driven in part by the opening of new communities in the Orlando, FL and Raleigh, NC markets, in which we began operations in the third quarter of 2009. The decline in new orders was driven primarily by the April 30, 2010 expiration of the federal homebuyer tax credit, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. As a result, new orders within the segment declined 30% from the first quarter to the second quarter of the current year. The increase in the average selling price of new orders is partially attributable to the new orders in the Raleigh market which are at higher price points than the average selling prices in the other markets within the South East segment. In addition, the average selling price was favorably impacted by a community mix shift to higher priced communities as the expiring federal homebuyer tax credit has a lesser impact on the sales of the higher priced products.
Six Months Ended June 30, 2010 and 2009
     The South East segment had an approximate $4,500 increase in segment profit in the six-month period ended June 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $32,800, or 27%, in revenues for the six months ended June 30, 2010 from the prior year period due to a 31% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price period over period. The increase in units settled was primarily attributable to completing settlements prior to the federal homebuyer tax credit’s settlement deadline of June 30, 2010 to ensure homebuyers qualified for the tax credit. In addition, settlements were favorably impacted by a 8% higher beginning backlog entering 2010 compared to the same period in 2009. The decrease in the average settlement price is primarily attributable to a 6% lower average price of units in backlog entering 2010 compared to the same period in 2009. Gross profit margins remained relatively flat in the comparable periods as the negative impact of the 4% decline in the average settlement price and higher contract land deposit impairment charges of $1,255, or 80 basis points, in 2010 compared to $520, or 42 basis points in 2009 were offset by the favorable impact of cost control measures implemented in prior periods.
     Segment new orders and the average sales price of new orders for the six-month period ended June 30, 2010 increased approximately 16% and 3%, respectively, compared to new orders and the average sales price in the same period in the prior year. New orders were favorably impacted by a 20% increase in the average number of active communities period over period, and by the 64 new orders in the current year in the Orlando, FL and Raleigh, NC markets, in which we began operations in the third quarter of 2009. Although sales were higher year over year, we believe that the expiration of the federal homebuyer tax credit attributed to the aforementioned 30% decline in new orders from the first quarter to the second quarter of 2010 and we expect the lingering effects of the tax credit’s expiration to negatively impact new orders over the next several months.
     Backlog units and dollars decreased approximately 8% and 5%, respectively, year over year. The decrease in backlog units was primarily attributable to the increased settlement activity for the six-month period ended June 30, 2010. Backlog dollars were negatively impacted by the decrease in backlog units.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our outstanding senior notes and working capital line borrowings and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$110,931	$76,378	$178,072	$137,324
Homebuilding North East	12,381	10,673	23,842	19,112
Homebuilding Mid East	35,011	19,528	57,289	34,806
Homebuilding South East	17,786	10,862	25,473	20,325
Consolidation adjustments and other	(612)	807	(2,867)	(7,620)

Segment gross profit	$175,497	$118,248	$281,809	$203,947

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$77,058	$46,978	$114,918	$78,885
Homebuilding North East	6,173	5,096	11,928	8,323
Homebuilding Mid East	21,382	8,049	32,316	12,744
Homebuilding South East	9,956	3,952	11,013	6,475
Reconciling items:
Contract land deposit impairments (1)	5,510	8,908	7,518	10,461
Equity-based compensation expense (2)	(14,297)	(10,932)	(19,509)	(21,998)
Corporate capital allocation (3)	17,953	15,699	32,433	30,395
Unallocated corporate overhead (4)	(16,290)	(9,262)	(36,969)	(24,331)
Consolidation adjustments and other	929	(3,244)	2,573	(7,270)
Corporate interest expense	(1,801)	(2,372)	(3,879)	(5,042)

Reconciling items sub-total	(7,996)	(1,203)	(17,833)	(17,785)

Homebuilding consolidated profit before taxes	$106,573	$62,872	$152,342	$88,642

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense in the second quarter of 2010 compared to the same period of 2009 is attributable to the granting of non-qualified stock options (“Options”) and restricted share units (“RSUs”) in the second quarter of 2010 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). In the six-month period, the increase in equity-based compensation expense related to the second quarter grants is offset due to a significant number of outstanding options, primarily within the 2000 Broadly-based Stock Option Plan, becoming fully vested on December 31, 2009, and thus fully expensed.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding Mid Atlantic	$11,869	$10,436	$21,664	$20,010
Homebuilding North East	1,672	1,710	3,222	3,261
Homebuilding Mid East	2,661	2,179	4,737	4,242
Homebuilding South East	1,751	1,374	2,810	2,882

Total	$17,953	$15,699	$32,433	$30,395

(4)	The increase in unallocated corporate overhead in both the three and six-month periods is primarily attributable to an increase in management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity, while the current year has no similar limitation.
Mortgage Banking Segment
Three and Six Months Ended June 30, 2010 and 2009
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loan closing volume:
Total principal	$706,551	$487,618	$1,124,593	$914,912

Loan volume mix:
Adjustable rate mortgages	4%	1%	3%	1%

Fixed-rate mortgages	96%	99%	97%	99%

Operating Profit:
Segment Profit	$12,537	$7,659	$19,965	$13,209
Equity-based compensation expense	(851)	(702)	(1,317)	(1,404)

Mortgage banking income before tax	$11,686	$6,957	$18,648	$11,805

Capture rate:	90%	92%	90%	91%

Mortgage Banking Fees:
Net gain on sale of loans	$13,049	$9,776	$22,978	$17,340
Title services	4,377	3,087	7,058	5,694
Servicing fees	106	80	329	179

	$17,532	$12,943	$30,365	$23,213

     Loan closing volume for the three months ended June 30, 2010 increased 45% from the same period in 2009. The 2010 increase is primarily attributable to a 51% increase in the number of units closed. The increase in unit volume was partially offset by a 4% decrease in the average loan amount. Loan closing volume for the six months ended June 30, 2010 increased 23% from the same period in 2009. This increase is primarily attributable to a 27% increase in the number of units closed. The increase in unit volume was partially offset by a 3% decrease in the average loan amount. The unit increases for the three and six months ending June 30, 2010 primarily reflect the aforementioned increases in the number of homes that our homebuilding segment settled compared to the same periods in 2009. The decrease in the average loan amounts for both the three and six month periods ending June 30, 2010 are primarily attributable to the aforementioned decrease in the homebuilding segment’s average settlement price.
     Segment profit for the three months ended June 30, 2010, increased approximately $4,900 from the same period for 2009. The increase is primarily due to a net increase in mortgage banking fees attributable to the aforementioned increase in closing volume.
     Segment profit for the six months ended June 30, 2010 increased approximately $6,800 from the same period for 2009. The increase is primarily due to a net increase in mortgage banking fees attributable to the previously mentioned increase in closing volume. Segment profit for the six months ended June 30, 2010 was also favorably impacted by an approximate $1,100 increase in interest income. This increase in interest income was attributable to the aforementioned closing volume increase and to the change in the loan sale distribution channels (as discussed below). General and administrative expenses for the six month period ended June 30, 2010 increased approximately $1,700 compared to the same period in 2009, due primarily to a 15% increase in headcount and an increase in management incentive costs.
     During the three month period ended June 30, 2010, NVRM changed its loan sale distribution channels in order to obtain a better financial execution. While the changed distribution method results in us holding loans in inventory for a longer period, loans are still generally sold within 30 days of the loan closing date. This change, in conjunction with the aforementioned significant June closing volume, resulted in a significant increase in the mortgages held for sale balance included in the condensed consolidated balance sheet for June 30, 2010 compared to previous quarters.
     NVRM is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities and a short-term credit facility. In the six month period ended June 30, 2010, net cash used for operating activities was $66,306. Cash was provided by homebuilding operations, which was offset by an increase in our mortgage loans held for sale at June 30, 2010, due to the significant June closing activity within our mortgage banking segment and a change in our loan sales distribution channels as previously discussed in Management’s Discussion and Analysis for the mortgage banking segment. The presentation of operating cash flows was also reduced by $58,562, which is the amount of the excess tax benefit realized from the exercise of stock options during the year and credited directly to additional paid in capital.
     Net cash provided by investing activities was $39,879 for the period ended June 30, 2010, which primarily resulted from the redemption at maturity, or upon being called, $194,535 of marketable securities, offset partially by $150,000 in purchases of marketable securities, during the period. The marketable securities, which are debt securities issued by United States government agencies, are classified as held to maturity securities and have maturities from our date of purchase of 15 or fewer months.

     Net cash used by financing activities was $132,841 for the period ended June 30, 2010. During the six months ended June 30, 2010, we repurchased approximately 262,000 shares of our common stock at an aggregate purchase price of $176,084 under our ongoing common stock repurchase program, discussed below. In addition, we redeemed all of our outstanding 5% Senior Notes due 2010, totaling $133,370, upon their maturity on June 15, 2010. Stock option exercise activity during the period ended June 30, 2010, provided $51,537 in exercise proceeds, and we realized $58,562 in excess income tax benefits from stock option exercises. We also increased borrowings under the mortgage repurchase facility by $66,514 based on current borrowing needs.
     In addition to our homebuilding operating activities, we also utilize a short-term unsecured working capital revolving credit facility (the “Facility”) to provide for working capital cash requirements. The Facility provides for borrowings up to $300,000, subject to certain borrowing base limitations. Outstanding amounts under the Amended Facility bear interest at either (i) the prime rate or (ii) the London Interbank Offering Rate (“LIBOR”) plus applicable margin as defined within the Facility. Up to $150,000 of the Facility is currently available for issuance in the form of letters of credit, of which $14,320 was outstanding at June 30, 2010. There were no direct borrowings outstanding under the Facility as of June 30, 2010 and there were no borrowing base limitations reducing the amount available to us for borrowings. We are currently evaluating whether we will replace the Facility when it expires on December 6, 2010, with another working capital credit agreement.
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
     Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or at NVRM’s option, the Balance Funded Rate, as these terms are defined in the Repurchase Agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at June 30, 2010. As of June 30, 2010, there was approximately $79,000 outstanding under the Repurchase Agreement. There were no borrowing base limitations as of June 30, 2010. The average Pricing Rate on outstanding balances at June 30, 2010 was 4.08%.
      On July 30, 2010, NVRM entered into the Second Amendment to the Master Repurchase Agreement (the “Amended Repurchase Agreement”), extending the term of the Repurchase Agreement to August 2, 2011. Terms and conditions of the Amended Repurchase Agreement are consistent with those in the expiring Repurchase Agreement. The Amended Repurchase Agreement is attached as Exhibit 10.6 to this Form 10-Q.
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. See Part II, Item 2 of this Form 10-Q for disclosure of the status of current repurchase authorizations. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity.

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

     Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2010 balance sheet to be adequate (see Note 3 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2010 balance sheet to be adequate (see Note 10 to the accompanying condensed consolidated financial statements), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Equity-Based Compensation Expense
     Compensation costs related to our stock based compensation plans are recognized within our income statement. The costs recognized are based on the grant date fair value. Compensation cost for share-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future grant forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to estimate future forfeitures of equity-based compensation grants. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the six months ended June 30, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The two courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in the accompanying condensed, consolidated balance sheets.
     In June, 2010, we received a request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with our homebuilding projects completed or underway. We have informed the EPA that we will cooperate with this request. At this time, we can not predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.
     In April 2010, NVR’s wholly owned subsidiary, NVR Mortgage Finance, Inc., received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina reporting certain findings that resulted from the Commissioner’s examination of selected files relating to loans originated by us in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that we correct or otherwise address the alleged violations and in some instances requested that we undertake an examination of all of our other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. We responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the Commissioner’s interpretation of applicable law. The Commissioner has not yet responded to our letter. Accordingly, while the outcome of the matter is currently not determinable, we do not expect resolution of the matter to have a material adverse effect on our financial position.
     We are also involved in various other litigation arising in the ordinary course of business. At this time, this litigation is not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
     There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2009 in response to Part I, Item 1A of such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended June 30, 2010. On July 31, 2007 (“2007 Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The 2007 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the second quarter of 2010:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1 - 30, 2010	—	—	—	$226,280
May 1 - 31, 2010	10,000	$647.10	10,000	$219,809
June 1 - 30, 2010	251,973	$673.14	251,973	$ 50,196

Total (1)	261,973	$672.15	261,973	$ 50,196

(1)	In July 2010, we purchased an additional 76,969 shares, fully utilizing the 2007 Authorization.
     On July 29, 2010, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions.

Item 6. Exhibits
     (a) Exhibits:

10.1*	The NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 filed on May 4, 2010 and incorporated herein by reference.

10.2*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.3*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.4*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.3 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.5*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.6	Second Amendment to Master Repurchase Agreement dated July 30, 2010 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2010	NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description
10.1*	The NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 filed on May 4, 2010 and incorporated herein by reference.

10.2*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.3*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.4*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.3 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.5*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.6	Second Amendment to Master Repurchase Agreement dated July 30, 2010 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.