Form 10-Q
period 2010-09-30
NVR INC
filed 2010-11-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010 there were 5,639,662 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,053,166	$1,248,689
Marketable securities	25,000	219,535
Receivables	10,714	7,995
Inventory:
Lots and housing units, covered under sales agreements with customers	411,045	337,523
Unsold lots and housing units	72,972	73,673
Land under development	72,856	—
Manufacturing materials and other	5,441	7,522

	562,314	418,718

Assets related to consolidated variable interest entities	22,771	70,430
Contract land deposits, net	91,005	49,906
Property, plant and equipment, net	18,859	20,215
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	235,154	258,659

	2,060,563	2,335,727

Mortgage Banking:
Cash and cash equivalents	2,303	1,461
Mortgage loans held for sale, net	170,601	40,097
Property and equipment, net	741	446
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	8,264	10,692

	189,256	60,043

Total assets	$2,249,819	$2,395,770

(Continued)
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$145,268	$120,464
Accrued expenses and other liabilities	215,507	221,352
Liabilities related to consolidated variable interest entities	—	65,915
Non-recourse debt related to consolidated variable interest entities	7,944	—
Customer deposits	70,462	63,591
Other term debt	1,895	2,166
Senior notes	—	133,370

	441,076	606,858

Mortgage Banking:
Accounts payable and other liabilities	22,824	19,306
Note payable	99,241	12,344

	122,065	31,650

Total liabilities	563,141	638,508

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,559,671 shares issued as of both September 30, 2010 and December 31, 2009	206	206
Additional paid-in-capital	937,623	830,531
Deferred compensation trust – 158,894 and 265,278 shares of NVR, Inc. common stock as of September 30, 2010 and December 31, 2009, respectively	(27,582)	(40,799)
Deferred compensation liability	27,582	40,799
Retained earnings	3,970,374	3,823,067
Less treasury stock at cost – 14,928,791 and 14,609,560 shares at September 30, 2010 and December 31, 2009, respectively	(3,221,525)	(2,896,542)

Total shareholders’ equity	1,686,678	1,757,262

Total liabilities and shareholders’ equity	$2,249,819	$2,395,770

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding:
Revenues	$661,935	$792,510	$2,186,288	$1,953,327
Other income	3,298	2,222	7,777	6,511
Cost of sales	(540,783)	(636,642)	(1,783,327)	(1,593,512)
Selling, general and administrative	(65,534)	(56,662)	(195,412)	(171,020)

Operating income	58,916	101,428	215,326	195,306
Interest expense	(497)	(2,802)	(4,565)	(8,038)

Homebuilding income	58,419	98,626	210,761	187,268

Mortgage Banking:
Mortgage banking fees	14,234	21,506	44,599	44,719
Interest income	1,555	887	3,803	2,082
Other income	166	215	565	458
General and administrative	(9,203)	(7,486)	(23,007)	(19,719)
Interest expense	(281)	(308)	(841)	(921)

Mortgage banking income	6,471	14,814	25,119	26,619

Income before taxes	64,890	113,440	235,880	213,887

Income tax expense	(20,946)	(41,313)	(88,573)	(82,346)

Net income	$43,944	$72,127	$147,307	$131,541

Basic earnings per share	$7.65	$12.29	$24.64	$22.83

Diluted earnings per share	$7.31	$11.59	$23.49	$21.57

Basic average shares outstanding	5,748	5,866	5,978	5,762

Diluted average shares outstanding	6,011	6,223	6,271	6,098

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$147,307	$131,541
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,548	7,696
Excess income tax benefit from exercise of stock options	(61,659)	(58,656)
Equity-based compensation expense	40,750	34,848
Contract land deposit recoveries	(651)	(5,705)
Gain on sale of loans	(33,772)	(35,000)
Mortgage loans closed	(1,544,422)	(1,427,100)
Proceeds from sales of mortgage loans	1,446,470	1,420,515
Principal payments on mortgage loans held for sale	1,558	1,568
Net change in assets and liabilities:
Increase in inventories	(140,278)	(78,269)
(Increase) decrease in contract land deposits	(39,170)	2,665
(Increase) decrease in receivables	(1,899)	2,553
Increase in accounts payable, accrued expenses and customer deposits	89,188	88,283
Other, net	5,431	32,997

Net cash (used in) provided by operating activities	(85,599)	117,936

Cash flows from investing activities:
Purchase of marketable securities	(150,000)	(808,362)
Redemption of marketable securities at maturity	344,535	548,956
Investments in unconsolidated joint ventures	(2,000)	(22,000)
Purchase of property, plant and equipment	(4,308)	(1,546)
Proceeds from the sale of property, plant and equipment	506	753

Net cash provided by (used in) investing activities	188,733	(282,199)

Cash flows from financing activities:
Net borrowings under notes payable and credit lines	86,626	30,832
Net borrowings under non-recourse debt related to consolidated variable interest entities	7,944	—
Redemption of senior notes	(133,370)	(29,950)
Purchase of treasury stock	(377,293)	—
Excess income tax benefit from exercise of stock options	61,659	58,656
Exercise of stock options	56,993	72,753

Net cash (used in) provided by financing activities	(297,441)	132,291

Net decrease in cash and cash equivalents	(194,307)	(31,972)
Cash and cash equivalents, beginning of period	1,250,150	1,147,643

Cash and cash equivalents, end of period	$1,055,843	$1,115,671

Supplemental disclosures of cash flow information:
Interest paid during the period	$5,154	$6,017

Income taxes paid, net of refunds	$17,424	$(33,584)

Supplemental disclosures of non-cash activities:
Investment in newly formed consolidated joint venture	$(25,214)	$—
Change in net consolidated variable interest entities	$—	$(926)
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or thereafter.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and nine-month periods ended September 30, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. NVR generally does not have any specific performance obligations to purchase a certain number or any of the lots, nor does NVR guarantee

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.
     NVR is not involved in the design or creation of any of the development entities from which the Company purchases lots under fixed price purchase agreements. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. NVR has no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash flow returns to the equity holders. Further, NVR does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.
     The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
     NVR believes the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity. Unless and until a development entity completes finished building lots through the development process to be able to sell, the process of which the development entities’ equity investors bear the full risk, the entity does not earn any revenues. The operating development activities are managed solely by the development entity’s equity investors.
     The development entities with which NVR contracts to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR. The Company possesses no more than limited protective legal rights through the purchase agreement in the specific finished lots that it is purchasing, and NVR possesses no participative rights in the development entities. Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which the Company enters fixed price purchase agreements, and therefore, NVR does not consolidate any of these VIEs.
     As of September 30, 2010, NVR controlled approximately 49,600 lots with deposits in cash and letters of credit totaling approximately $171,800 and $4,900, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations, as follows:

September 30, 2010
Contract land deposits	$171,792
Loss reserve on contract land deposits	(80,787)

Contract land deposits, net	91,005

Contingent obligations in the form of letters of credit	4,882
Contingent specific performance obligations (1)	2,457

Total risk of loss	$98,344

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(1)	At September 30, 2010, the Company was committed to purchase 55 finished lots under specific performance obligations.
     Upon adoption of ASC 810, all of the assets and liabilities of consolidated VIEs at December 31, 2009 were deconsolidated, and there was no resultant gain or loss.
     Joint Ventures
     On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested. NVR is not a borrower, guarantor or obligor on any debt of the JVs. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.
     At September 30, 2010, the Company had an aggregate investment totaling approximately $39,000 in three JVs that are expected to produce approximately 1,100 finished lots. At September 30, 2010, NVR had additional funding commitments in the aggregate totaling $7,000 to two of the three JVs. The Company has determined that it is not the primary beneficiary of two of the JVs because NVR and the respective JV partner share power. NVR has concluded that it is the primary beneficiary of the remaining JV because the Company has the controlling financial interest in the JV. The condensed balance sheet at September 30, 2010 of the consolidated JV is as follows:

September 30, 2010
Cash	$374
Restricted cash	500
Land under development	21,897

Total assets	22,771

Debt	7,944
Equity	14,827

Total liabilities and equity	$22,771

     Land Under Development
     During 2010, NVR directly acquired four separate raw parcels of land zoned for their intended use for approximately $73,000 that it intends to develop into approximately 840 finished lots for use in its homebuilding operations. All of the raw parcels are located in the Washington, D.C. metropolitan area. One of the parcels, with a cost basis of approximately $51,000 at September 30, 2010, was acquired from an entity controlled by Elm Street Development, Inc., which is controlled by one of our directors, William A. Moran. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.
3. Contract Land Deposits
     During the three-month period ended September 30, 2010, the Company incurred pre-tax impairment charges on contract land deposits of approximately $300. For the nine-month period ended September 30,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
2010, the Company recognized a net pre-tax recovery of approximately $650 of contract land deposits previously determined to be uncollectible. During the three and nine-month periods ended September 30, 2009, the Company recognized a pre-tax recovery of approximately $1,000 and $5,700, respectively, of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $80,800 and $89,500 impairment valuation allowance at September 30, 2010 and December 31, 2009, respectively.
4. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding used to calculate basic EPS	5,748,000	5,866,000	5,978,000	5,762,000

Dilutive Securities:
Stock options and restricted share units	263,000	357,000	293,000	336,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	6,011,000	6,223,000	6,271,000	6,098,000

     The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited or charged to additional paid-in capital assuming exercise of the option or vesting of the restricted share unit. The assumed amount credited to additional paid-in capital equals the tax benefit from the assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Options issued under equity benefit plans to purchase 441,252 and 440,202 shares of common stock during the three and nine months ended September 30, 2010, and options issued under equity benefit plans to purchase 45,053 and 317,322 shares of common stock during the three and nine months ended September 30, 2009, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
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
     During 2010, the Company issued 150,104 RSUs and 282,143 Options from the 2010 Equity Plan, and 148,092 Options from the 2000 Broadly-Based Stock Option Plan. The RSUs vest as to 50% of the underlying shares on each of December 31, 2011 and 2012, based on continued employment or continued service as a Director, as applicable. The Options were granted at an exercise price equal to the closing price of the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The majority of the Options granted during the current year vest 50% on each of December 31, 2013 and 2014, and vesting is based solely on continued employment or continued service as a Director, as applicable. The Options expire 10 years from the date of grant.
     To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during 2010 was estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Options
Estimated option life	5.03 years
Risk free interest rate (range)	0.99% - 2.84%
Expected volatility (range)	36.03% - 41.12%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$256.82
     In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the current year was $702.94 per share.
     Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures. Total stock based compensation expense, net of forfeitures, recognized during the three months ended September 30, 2010 and 2009 was $19,924 and $11,446, respectively, and for the nine months ended September 30, 2010 and 2009 was $40,750 and $34,848, respectively.
     As of September 30, 2010, the total unrecognized compensation cost for all outstanding Options and RSUs equals approximately $185,400, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2015. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.07 years.
     The following table provides additional information relative to NVR’s stock-based compensation plans for the period ended September 30, 2010:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

		Weighted
		Average
		Exercise
	Options	Price - Options	RSUs	(1)
Stock Options
Outstanding as of January 1, 2010	999,142	$342.08	—
Granted	430,235	702.32	150,104
Exercised	(261,815)	217.68	—
Forfeited	(18,464)	514.93	(324)
Expired	(62)	759.00	—

Outstanding as of September 30, 2010	1,149,036	502.50	149,780

Exercisable as of September 30, 2010	410,585	289.60	—

(1)	RSUs granted in the current year were issued at a $0 exercise price.
6. Marketable Securities
     As of September 30, 2010 the Company held marketable securities totaling $25,000. These securities, which are debt securities issued by U.S. government agencies, are classified by the Company as held to maturity, are measured at amortized cost and mature within one year.
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
8. Income Taxes
     As of January 1, 2010, the Company had approximately $31,636 (on a net basis) of unrecognized tax benefits, which would decrease income tax expense if recognized. The Company recognizes interest related to unrecognized tax benefits in the income tax expense line. As of January 1, 2010, the Company had a total of $22,149 of accrued interest for unrecognized tax benefits on its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions the Company has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2007.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
9. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2009	$206	$830,531	$3,823,067	$(2,896,542)	$(40,799)	$40,799	$1,757,262

Net income	—	—	147,307	—	—	—	147,307
Deferred compensation activity	—	—	—	—	13,217	(13,217)	—
Purchase of common stock for treasury	—	—	—	(377,293)	—	—	(377,293)
Stock-based compensation	—	40,750	—	—	—	—	40,750
Tax benefit from stock options exercised and deferred compensation distributions	—	61,659	—	—	—	—	61,659
Proceeds from stock options exercised	—	56,993	—	—	—	—	56,993
Treasury stock issued upon option exercise	—	(52,310)	—	52,310	—	—	—

Balance, September 30, 2010	$206	$937,623	$3,970,374	$(3,221,525)	$(27,582)	$27,582	$1,686,678

     The Company repurchased approximately 581,000 shares of its common stock during the nine months ended September 30, 2010. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 261,800 options to purchase shares of the Company’s common stock were exercised during the nine month period ended September 30, 2010.
10. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with NVR’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warranty reserve, beginning of period	$70,181	$60,858	$64,417	$68,084
Provision	6,636	11,154	29,310	18,806
Payments	(9,454)	(9,376)	(26,364)	(24,254)

Warranty reserve, end of period	$67,363	$62,636	$67,363	$62,636

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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Homebuilding Mid Atlantic	$395,265	$491,669	$1,294,839	$1,212,785
Homebuilding North East	72,552	74,563	221,671	185,081
Homebuilding Mid East	138,879	156,281	458,603	362,373
Homebuilding South East	55,239	69,997	211,175	193,088
Mortgage Banking	14,234	21,506	44,599	44,719

Total consolidated revenues	$676,169	$814,016	$2,230,887	$1,998,046

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Profit:
Homebuilding Mid Atlantic	$47,192	$71,919	$162,110	$150,804
Homebuilding North East	8,512	7,156	20,440	15,479
Homebuilding Mid East	9,103	18,225	41,418	30,970
Homebuilding South East	1,042	2,870	12,056	9,344
Mortgage Banking	7,515	15,515	27,480	28,724

Total segment profit	73,364	115,685	263,504	235,321

Contract land deposit impairments (1)	545	6,841	8,063	17,302
Equity-based compensation expense (2)	(19,924)	(11,446)	(40,750)	(34,848)
Corporate capital allocation (3)	16,239	17,003	48,672	47,398
Unallocated corporate overhead (4)	(10,422)	(10,017)	(47,391)	(34,348)
Consolidation adjustments and other	5,492	(1,920)	8,065	(9,190)
Corporate interest expense	(404)	(2,706)	(4,283)	(7,748)

Reconciling items sub-total	(8,474)	(2,245)	(27,624)	(21,434)

Consolidated income before taxes	$64,890	$113,440	$235,880	$213,887

	September 30,
	2010	2009
Assets:
Homebuilding Mid Atlantic	$501,284	$471,449
Homebuilding North East	47,892	56,637
Homebuilding Mid East	109,420	108,451
Homebuilding South East	56,173	52,223
Mortgage Banking	181,909	121,633

Total segment assets	896,678	810,393

Consolidated variable interest entities (5)	22,771	57,461
Cash and cash equivalents	1,053,166	1,114,581
Land under development (6)	72,856	—
Marketable securities	25,000	259,406
Deferred taxes	188,698	193,460
Intangible assets	48,927	48,927
Contract land deposit reserve	(80,787)	(136,154)
Consolidation adjustments and other	22,510	26,706

Reconciling items sub-total	1,353,141	1,564,387

Consolidated assets	$2,249,819	$2,374,780

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(2)	The increase in equity-based compensation expense in both the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009 is attributable to the granting of non-qualified stock options (“Options”) and restricted share units (“RSUs”) from the 2010 Equity Incentive Plan in the current year (see Note 5 for additional discussion of stock-based compensation).

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding Mid Atlantic	$11,078	$11,341	$32,742	$31,351
Homebuilding North East	1,476	1,727	4,698	4,988
Homebuilding Mid East	2,350	2,448	7,087	6,690
Homebuilding South East	1,335	1,487	4,145	4,369

Total	$16,239	$17,003	$48,672	$47,398

(4)	The increase in unallocated corporate overhead in the nine-month period is primarily attributable to an increase in management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity, while the current year has no similar limitation.

(5)	The decrease in consolidated variable interest entities (“VIEs”) is attributable to the adoption of amended ASC 810, which resulted in the deconsolidation in 2010 of all VIEs consolidated in 2009. The current year balance relates to the assets of one joint venture consolidated under ASC 810. See Note 2 for additional discussion of VIEs.

(6)	Land under development is not allocated to the respective operating segment until the building lots are finished. See Note 2 for additional discussion of land under development.
12. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2010, there were contractual commitments to extend credit to borrowers

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
aggregating approximately $209,088 and open forward delivery contracts aggregating approximately $349,264.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 108 basis points of the loan amount as of September 30, 2010, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held for sale of $170,601 included in the accompanying condensed consolidated balance sheet has been increased by $1,275 from the aggregate principal balance of $169,326.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	September 30, 2010
Derivative Assets:
Rate Lock Commitments	NVRM - Other assets	$1,213

Derivative Liabilities:
Forward Sales Contracts	NVRM - Accounts payable and other liabilities	$354

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$209,088	$(934)	$31	$2,116		$1,213
Forward sales contracts	$349,264				(354)	(354)
Mortgages held for sale	$169,326	(664)	148	1,791		1,275

Total Fair Value Measurement, September 30, 2010		(1,598)	179	3,907	(354)	2,134

Less: Fair Value Measurement, December 31, 2009		(788)	(2,501)	2,187	2,445	1,343

Total Fair Value Adjustment for the nine-month period ended September 30, 2010		$(810)	$2,680	$1,720	$(2,799)	$791

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
13. Debt
     On June 15, 2010, the Company redeemed upon maturity, $133,370 in outstanding 5% Senior Notes due 2010 (“Senior Notes”) at par. The Company has no Senior Notes outstanding as of September 30, 2010.
     NVR’s wholly owned mortgage banking subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), provides for its mortgage origination activities through a revolving mortgage repurchase facility (“Repurchase Facility”). On July 30, 2010, NVRM entered into an amendment extending the term of the Repurchase Facility to August 2, 2011. The Repurchase Facility provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Facility provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Facility be increased to an amount up to $125,000.
     Advances under the Repurchase Facility carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. As of September 30, 2010, there was approximately $99,000 outstanding under the Repurchase Facility, which is included in Mortgage Banking “Note payable” in the accompanying condensed consolidated financial statement. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the September 30, 2010 balance sheet in the accompanying condensed consolidated financial statements. There were no borrowing base limitations as of September 30, 2010. The average Pricing Rate on outstanding balances at September 30, 2010 was 4.5%.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Effective October 27, 2010, NVR voluntarily terminated its $300,000 working capital facility which was set to expire on December 6, 2010. The Company currently does not intend to enter into a new credit facility; however, effective October 27, 2010, the Company entered into an uncommitted collateralized letter of credit facility to issue letters of credit in our ordinary course of business.
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
     In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has been cooperating with this request, has provided information to the EPA and intends to continue cooperating with the EPA’s inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina reporting certain findings that resulted from the Commissioner’s examination of selected files relating to loans originated by NVRM in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that NVRM correct or otherwise address the alleged violations and in some instances requested that NVRM undertake an examination of all of its other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. NVRM responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the Commissioner’s interpretation of applicable law. The Commissioner has not yet formally responded to NVRM’s letter. Accordingly, while the outcome of the matter is currently not

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
determinable, the Company does not expect resolution of the matter to have a material adverse effect on the Company’s financial position.
     The Company and its subsidiaries are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
15. Mortgage Loan Loss Allowance
     During the three-month periods ended September 30, 2010 and 2009, the Company recorded pre-tax charges for loan losses of approximately $1,960 and $670, respectively. For the nine-month periods ended September 30, 2010 and 2009, the Company recorded pre-tax charges for loan losses of approximately $2,010 and $680, respectively. Included in the Mortgage Banking segment’s Accounts Payable and Other Liabilities line item within the accompanying condensed consolidated balance sheet is a mortgage loan loss allowance equal to approximately $4,000 and $3,200 at September 30, 2010 and December 31, 2009, respectively. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For additional information, see Management’s Discussion and Analysis in Part 1, Item 2, and the disclosure of Risk Factors in Part II, Item 1A.
16. Recent Accounting Pronouncements
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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company’s disclosures conform to the requirements of ASU 2010-06. Refer to Note 12 for additional discussion of fair value measurements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation of the mortgage banking industry; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements, except as required by law. For additional information regarding risk factors, see Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Overview
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
     Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, the current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.
     As of September 30, 2010, we controlled approximately 49,600 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $171,800 and $4,900, respectively, and approximately 1,100 additional lots through joint ventures. Included in the number of controlled lots are approximately 11,000 lots for which we have recorded a contract land deposit impairment reserve of $80,800 as of September 30, 2010. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of September 30, 2010, we had approximately $73,000 in land under development, that once fully developed will result in approximately 840 lots.
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
Current Overview of the Business Environment
     During the third quarter of 2010, new housing demand declined from the higher new order results experienced in the first two quarters of 2010. Our third quarter new orders of 2,151 units were 5% lower than the third quarter of 2009, and 16% lower than our second quarter 2010 new order results. In addition, cancellation rates increased to 18% in the third quarter of 2010, compared to 14% in the third quarter of 2009 and 12% in the second quarter of 2010. The market stabilization we had experienced toward the end of 2009 and into the first quarter of 2010 was negatively impacted by the expiration of the federal homebuyer tax credit which required purchasers to enter into a sales contract prior to April 30, 2010 to qualify. After April 30, 2010, new home sales experienced sharp declines, providing evidence that rather than increasing overall demand, the tax credit may have merely accelerated existing demand. In addition, the current home sales environment continues to be adversely impacted by high inventory levels; low consumer confidence driven by high unemployment rates; and a highly restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing.
     Reflecting the challenging market conditions discussed above, consolidated revenues totaled $676,169 for the quarter ended September 30, 2010, a 17% decrease from the same period in 2009. Net income and diluted earnings per share in the third quarter of 2010 decreased approximately 39% and

37%, respectively, compared to the third quarter of 2009. Gross profit margins within our homebuilding business declined to 18.3% in the third quarter of 2010 compared to 19.7% in the third quarter of 2009.
     We expect to experience continued sales and pricing pressures over the next several quarters across all of our markets despite historically low mortgage rates and reduced housing prices, as significant economic uncertainties remain. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written.
     We believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity. As of September 30, 2010, our cash and cash equivalents and marketable securities balances totaled approximately $1,080,000. In addition, we repurchased approximately $201,200 of our common stock during the quarter.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$661,935	$792,510	$2,186,288	$1,953,327
Cost of Sales	$540,783	$636,642	$1,783,327	$1,593,512
Gross profit margin percentage	18.3%	19.7%	18.4%	18.4%
Selling, general and administrative	$65,534	$56,662	$195,412	$171,020
Settlements (units)	2,127	2,671	7,391	6,492
Average settlement price	$311.1	$296.3	$295.7	$300.4
New orders (units)	2,151	2,255	7,650	7,409
Average new order price	$306.3	$297.1	$299.9	$291.3
Backlog (units)			3,790	4,081
Average backlog price			$312.5	$296.6
New order cancellation rate	17.9%	13.8%	12.7%	14.1%
Consolidated Homebuilding — Three Months Ended September 30, 2010 and 2009
     Homebuilding revenues decreased 16% for the third quarter of 2010 from the same period in 2009 as a result of a 20% decrease in the number of units settled, offset partially by a 5% increase in the average settlement price quarter over quarter. Settlements in each of our reportable segments in the current quarter were negatively impacted by the federal homebuyer tax credit’s initial settlement deadline of June 30, 2010, which pulled forward settlements into the second quarter of 2010. The increase in the average settlement price is attributable to a product mix shift away from our attached products to our detached product which is partially attributable to first time homebuyers representing a lower percentage of our total third quarter 2010 settlements.
     Gross profit margins in the quarter ended September 30, 2010 decreased compared to the third quarter of 2009. The decline is attributable to continued downward pressure on selling prices and increased operating and personnel costs coupled with reduced settlement volume in the quarter ended September 30, 2010 as compared to the same period in the prior year. Due to significant market uncertainties we expect to continue to experience gross profit margin pressure over at least the next several quarters.

     The number of new orders, net of cancellations (“new orders”) for the third quarter of 2010 decreased 5% compared to the third quarter of 2009, while the average sales price of new orders increased 3% quarter over quarter. The decline in new orders was driven primarily by the lingering impact of the federal homebuyer tax credit April 30, 2010 sales ratification deadline, which we believe generated urgency for certain homebuyers intending to qualify for the tax credit, pulling sales forward into the first quarter of 2010. In addition, as discussed in the Overview section above, current economic uncertainties have continued to depress home sales. We expect new orders to be negatively impacted over the next several quarters until the economy begins to exhibit consistent stability and job growth.
     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2010 increased by 16% compared to the third quarter of 2009, and as a percentage of revenue increased to 10% from 7% quarter over quarter. The increase in SG&A expense was attributable primarily to an approximate $7,900 increase in stock-based compensation costs in the third quarter of 2010 compared to the same period in 2009 due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan which was approved by our shareholders at the May 2010 Annual Meeting (see Note 5 in the accompanying condensed consolidated financial statements for additional discussion of stock-based compensation and the 2010 Equity Incentive Plan). SG&A expenses were also impacted by an approximate $1,800 increase in selling and marketing costs quarter over quarter due to the difficult selling conditions in the current quarter and to an increase in the average number of active communities to 374 communities in the third quarter of 2010 from 353 communities in the same period in 2009.
Consolidated Homebuilding — Nine Months Ended September 30, 2010 and 2009
     Homebuilding revenues increased 12% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a 14% increase in the number of units settled period over period. The number of units settled increased in all of our market segments period over period. Settlement increases were primarily attributable to the impact of the federal homebuyer tax credit which resulted in strong first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, the increase in settlements was also favorably impacted by a 12% higher beginning backlog unit balance entering 2010 compared to the same period in 2009.
     Gross profit margins in the first nine months of 2010 remained unchanged from those in the first nine months of 2009. We expect to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.
     The number of new orders and the average sales price of new orders for the first nine months of 2010 each increased 3% compared to the same period in 2009. The increase in new orders was primarily attributable to higher new orders in the first quarter of 2010, driven we believe by the federal homebuyer tax credit. Since the first quarter of 2010, we have experienced a consistent decline in the number of new orders across all of our markets in both the second and third quarters of 2010 compared to the respective periods in 2009. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
     SG&A expenses in the first nine months of 2010 increased 14% compared to the same period of 2009, but as a percentage of revenue remained flat at 9% each year, respectively. The increase in SG&A expenses was primarily attributable to an approximate $6,600 increase in management incentive costs as prior year incentive plans were limited to payouts of 50% of incentive earned, while no similar restrictions are imposed on 2010 incentive compensation. SG&A expense was also higher due to an approximate $5,500 increase in stock-based compensation costs in 2010 compared to the same period in 2009 due to the aforementioned grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan. In addition, SG&A expenses were impacted by an approximate $5,900 increase in selling and marketing costs period over period due primarily to an approximate $3,000 increase in advertising costs and to an increase in the average number of active communities to 368 communities in the first nine months of 2010 from 356 communities in the same period in 2009.
     Backlog units and dollars decreased approximately 7% to 3,790 and 2% to $1,184,488, respectively, as of September 30, 2010 compared to 4,081 and $1,210,447 as of September 30, 2009. The decrease in backlog units was primarily attributable to the increased settlement activity for the nine-month period ended September 30, 2010 as discussed above. Backlog dollars were negatively impacted by the decrease in backlog units.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13% and 14% in the first nine months of 2010 and 2009, respectively. During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2010. See Risk Factors in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of this Report.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2010 and 2009 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $4,882 and $5,499 at September 30, 2010 and 2009, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2010 and 2009:

Selected Segment Financial Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Mid Atlantic	$395,265	$491,669	$1,294,839	$1,212,785
North East	72,552	74,563	221,671	185,081
Mid East	138,879	156,281	458,603	362,373
South East	55,239	69,997	211,175	193,088

Total	$661,935	$792,510	$2,186,288	$1,953,327

Gross profit margin:
Mid Atlantic	$78,784	$102,145	$256,856	$239,469
North East	13,878	12,960	37,720	32,072
Mid East	22,705	30,319	79,994	65,125
South East	8,544	10,316	34,017	30,641

Total	$123,911	$155,740	$408,587	$367,307

Segment profit:
Mid Atlantic	$47,192	$71,919	$162,110	$150,804
North East	8,512	7,156	20,440	15,479
Mid East	9,103	18,225	41,418	30,970
South East	1,042	2,870	12,056	9,344

Total	$65,849	$100,170	$236,024	$206,597

Gross profit margin percentage:
Mid Atlantic	19.9%	20.8%	19.8%	19.8%
North East	19.1%	17.4%	17.0%	17.3%
Mid East	16.4%	19.4%	17.4%	18.0%
South East	15.5%	14.7%	16.1%	15.9%

Segment Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,049	1,388	$376.8	$354.1	3,656	3,373	$354.1	$359.5
North East	222	260	326.8	286.8	724	641	306.2	288.7
Mid East	625	722	222.1	215.2	2,112	1,668	217.0	215.7
South East	231	301	238.8	232.5	899	810	234.8	238.4

Total	2,127	2,671	311.1	296.3	7,391	6,492	295.7	300.4

New orders, net of cancellations:
Mid Atlantic	1,193	1,199	$358.7	$344.3	3,887	3,823	$358.8	$345.3
North East	171	222	318.7	312.0	650	703	318.0	291.3
Mid East	559	560	219.4	224.0	2,187	2,007	217.5	216.2
South East	228	274	235.2	227.8	926	876	234.2	227.4

Total	2,151	2,255	306.3	297.1	7,650	7,409	299.9	291.3

Backlog:
Mid Atlantic					2,094	2,226	$367.1	$344.5
North East					251	365	332.5	294.5
Mid East					1,035	1,070	225.2	222.2
South East					410	420	242.2	234.4

Total					3,790	4,081	312.5	296.6

Operating Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
New order cancellation rate:
Mid Atlantic	12.5%	12.9%	9.9%	14.3%
North East	20.1%	14.9%	16.3%	14.0%
Mid East	21.0%	15.3%	13.6%	14.0%
South East	31.9%	13.6%	18.8%	13.8%

Average active communities:
Mid Atlantic	173	166	167	170
North East	32	37	34	37
Mid East	107	101	108	100
South East	62	49	59	49

Total	374	353	368	356

Homebuilding Inventory:

	Nine Months Ended
	September 30,
	2010	2009
Sold inventory:
Mid Atlantic	$269,392	$271,361
North East	33,381	38,418
Mid East	76,531	71,830
South East	32,800	32,160

Total	$412,104	$413,769

Unsold lots and housing units inventory:
Mid Atlantic	$46,503	$27,720
North East	3,734	3,291
Mid East	11,951	16,654
South East	9,071	5,615

Total	$71,259	$53,280

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Unsold inventory impairments:
Mid Atlantic	$997	$294	$1,258	$1,450
North East	113	30	409	520
Mid East	80	161	339	313
South East	326	72	601	212

Total	$1,516	$557	$2,607	$2,495

Lots Controlled and Land Deposits:

	Nine Months Ended
	September 30,
	2010	2009
Total lots controlled:
Mid Atlantic	30,011	23,773
North East	4,203	3,156
Mid East	10,552	10,662
South East	6,801	6,062

Total	51,567	43,653

Lots included in impairment reserve:
Mid Atlantic	6,519	6,806
North East	790	1,023
Mid East	2,002	3,314
South East	1,703	2,803

Total	11,014	13,946

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Contract land deposits, net
Mid Atlantic			$72,981	$82,179
North East			6,856	1,678
Mid East			10,430	5,562
South East			5,620	2,358

Total			$95,887	$91,777

Contract land deposit impairments:
Mid Atlantic	$(307)	$1,237	$1,020	$4,543
North East	87	141	3,776	210
Mid East	921	143	1,101	1,965
South East	141	1,279	1,396	1,800

Total	$842	$2,800	$7,293	$8,518

Mid Atlantic
Three Months Ended September 30, 2010 and 2009
     The Mid Atlantic segment had an approximate $24,700 decrease in segment profit in the three months ended September 30, 2010 compared to the same period in 2009. The decrease in segment profit was driven by a decrease of approximately $96,400, or 20%, in revenues quarter over quarter due primarily to a 24% decrease in the number of units settled, offset partially by a 6% increase in the average settlement price. The average settlement price increase was attributable to an 8% higher average price of homes in beginning backlog, quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage for the third quarter of 2010 declined to 19.9% from 20.8% in the same period in 2009, due to reduced settlement volume quarter over quarter.
     Segment new orders for the third quarter of 2010 were flat with those in the same period 2009. The segment’s average sales price of new orders increased 4% in the quarter compared to the third quarter of 2009. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
Nine Months Ended September 30, 2010 and 2009
     The Mid Atlantic segment had an approximate $11,300 increase in segment profit in the nine months ended September 30, 2010 compared to the same period in 2009. Revenues increased approximately $82,100, or 7%, for the nine months ended September 30, 2010 from the prior year period on an 8% increase in the number of units settled. The increase in units settled was attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. The segment’s gross profit margin percentage remained flat at 19.8% period over period.
     Segment new orders and the average sales price of new orders for the nine-month period ended September 30, 2010 increased approximately 2% and 4%, respectively, compared to new orders and the average sales price in the prior year period. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
North East
Three Months Ended September 30, 2010 and 2009
     The North East segment had an approximate $1,400 increase in segment profit in the three months ended September 30, 2010 compared to the same period in 2009, despite a decrease of approximately $2,000, or 3%, in revenues quarter over quarter. The decrease in revenues is attributable to a 15% decrease in the number of units settled, offset partially by a 14% increase in the average settlement price. The higher average settlement price resulted from a product mix shift away from our attached products to our detached product, which generally sell at higher price points. Gross profit margins increased to 19.1% in 2010 from 17.4% in 2009. Gross profit margins were favorably impacted the higher average settlement price in the current quarter.
     Segment new orders decreased 23% in the third quarter of 2010 compared to the same period in the prior year, while the average new order sales price for the third quarter of 2010 increased 2% from the same period in 2009. Third quarter 2010 new orders were negatively impacted by an increase in the cancellation rate to 20% in the third quarter of 2010 compared to 15% during the same period in 2009, as well as by a 15% decrease in the average number of active communities quarter over quarter.
Nine Months Ended September 30, 2010 and 2009
     The North East segment had an approximate $5,000 increase in segment profit in the nine-month period ended September 30, 2010 compared to the same period in 2009. Revenues increased approximately $36,600, or 20%, for the nine-month period ended September 30, 2010 from the prior year period. Revenues increased due to a 13% increase in the number of units settled and a 6% increase in the average settlement price period over period. The increase in units settled was primarily attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by a 7% higher beginning backlog entering 2010 compared to the same period in 2009. The increase in the average settlement price resulted from a product mix shift away from our attached products to our detached product, which generally sell at higher price points. Gross profit margins remained relatively flat period over period, as the higher contract land deposit impairment charges in the 2010 period of $3,776, or 170 basis points, compared to the 2009 period of $210, or 11 basis points, were offset by the increased sales volume period over period.

     Segment new orders for the nine-month period ended September 30, 2010, decreased 8% compared to the same period in 2009, while the average sales price of new orders increased 9% period over period. The year over year decrease in new orders was driven primarily by the current year’s third quarter decline as discussed above. The average sales price of new orders has been favorably impacted by a product mix shift away from our attached products to our detached product which generally sell at higher price points.
Mid East
Three Months Ended September 30, 2010 and 2009
     The Mid East segment had an approximate $9,100 decrease in segment profit in the three months ended September 30, 2010 compared to the same period in 2009. The decrease in segment profit was driven by a decrease of approximately $17,400, or 11% in revenues quarter over quarter due to a 13% decrease in the number of units settled. Gross profit margins declined to 16.4% in the third quarter of 2010 from 19.4% in the same period of 2009, due to higher operating and personnel costs coupled with reduced settlement volume in the quarter ended September 30, 2010 as compared to the same period in the prior year.
     Segment new orders were flat in the third quarter of 2010 compared to the same period in 2009. The average sales price decreased 2% quarter over quarter. New orders in the current quarter were favorably impacted by a 6% increase in the average number of active communities quarter over quarter, and by the 40 new orders in the current quarter in Indianapolis, which began operations in the fourth quarter of 2009. These favorable variances were offset by the aforementioned impact of the federal homebuyer tax credit April 30, 2010 sales ratification deadline, as well as by an increase in the cancellation rate to 21% in the third quarter of 2010 compared to 15% during the same period in 2009.
Nine Months Ended September 30, 2010 and 2009
     The Mid East segment had an approximate $10,400 increase in segment profit in the nine-month period ended September 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $96,200, or 27%, in revenues for the nine months ended September 30, 2010 compared to the same period in the prior year due to a 27% increase in the number of units settled period over period. The increase in units settled was attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by a 31% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins decreased to 17.4% in the first nine months of 2010 from 18.0% in the same period in 2009, driven primarily by the aforementioned third quarter gross profit margin decline.
     Segment new orders for the nine-month period ended September 30, 2010 increased approximately 9% compared to the same period in the prior year. New orders were favorably impacted primarily by the 160 new orders in the current year in Indianapolis, which began operations in the fourth quarter of 2009.
South East
Three Months Ended September 30, 2010 and 2009
     The South East segment had an approximate $1,800 decrease in segment profit in the three months ended September 30, 2010 compared to the same period in 2009. The decrease in segment profit was primarily driven by a decrease of approximately $14,800, or 21%, in revenues quarter over quarter due primarily to a 23% decrease in the number of units settled. Segment profit was favorably impacted by an increase in gross profit margins to 15.5% in the third quarter of 2010 from 14.7% in the same period in 2009, due largely to lower contract land deposit impairment charges of $141, or 26 basis points, in the third quarter of 2010, compared to $1,279, or 183 basis points in the third quarter of 2009.
     Segment new orders during the third quarter of 2010 decreased 17% from the same period in 2009, while the average new order sales price increased by 3% quarter over quarter. Third quarter 2010 new orders were negatively impacted by an increase in the cancellation rate to 32% in the third quarter of 2010 compared to 14% during the same period in 2009.
Nine Months Ended September 30, 2010 and 2009
     The South East segment had an approximate $2,700 increase in segment profit in the nine-month period ended September 30, 2010 compared to the same period in 2009. The increase in segment profit was driven by an increase of approximately $18,100, or 9%, in revenues for the nine months ended September 30, 2010 from the prior year period due primarily to an 11% increase in the number of units settled. The increase in units settled was primarily attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by an 8% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins remained relatively flat in the comparable periods.
     Segment new orders and the average sales price of new orders for the nine-month period ended September 30, 2010 increased approximately 6% and 3%, respectively, compared to new orders and the average sales price in the same period in the prior year. New orders were favorably impacted by a 22% increase in the average number of active communities period over period, and by the 76 new orders in the current year in the Orlando, FL and Raleigh, NC markets, in which we began operations in the third quarter of 2009. Although sales were higher year over year, we believe that the expiration of the federal homebuyer tax credit, coupled with continuing economic instability has attributed to the segment’s higher cancellation rates in the third quarter of 2010 and the declining new orders in both the second and third quarters of 2010.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$78,784	$102,145	$256,856	$239,469
Homebuilding North East	13,878	12,960	37,720	32,072
Homebuilding Mid East	22,705	30,319	79,994	65,125
Homebuilding South East	8,544	10,316	34,017	30,641
Consolidation adjustments and other	(2,759)	128	(5,626)	(7,492)

Segment gross profit	$121,152	$155,868	$402,961	$359,815

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$47,192	$71,919	$162,110	$150,804
Homebuilding North East	8,512	7,156	20,440	15,479
Homebuilding Mid East	9,103	18,225	41,418	30,970
Homebuilding South East	1,042	2,870	12,056	9,344
Reconciling items:
Contract land deposit impairments (1)	545	6,841	8,063	17,302
Equity-based compensation expense (2)	(18,880)	(10,745)	(38,389)	(32,743)
Corporate capital allocation (3)	16,239	17,003	48,672	47,398
Unallocated corporate overhead (4)	(10,422)	(10,017)	(47,391)	(34,348)
Consolidation adjustments and other	5,492	(1,920)	8,065	(9,190)
Corporate interest expense	(404)	(2,706)	(4,283)	(7,748)

Reconciling items sub-total	(7,430)	(1,544)	(25,263)	(19,329)

Homebuilding consolidated profit before taxes	$58,419	$98,626	$210,761	$187,268

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense in both the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009 is attributable to the granting of non-qualified stock options (“Options”) and restricted share units (“RSUs”) from the 2010 Equity Incentive Plan in the current year (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The decreases in the corporate capital allocation charge are due to the lower segment asset balances during the respective periods due to the decreases in operating activity period over period. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding Mid Atlantic	$11,078	$11,341	$32,742	$31,351
Homebuilding North East	1,476	1,727	4,698	4,988
Homebuilding Mid East	2,350	2,448	7,087	6,690
Homebuilding South East	1,335	1,487	4,145	4,369

Total	$16,239	$17,003	$48,672	$47,398

(4)	The increase in unallocated corporate overhead in the nine-month period is primarily attributable to an increase in management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity, while the current year has no similar limitation.

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2010 and 2009
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment’s customer base.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loan closing volume:
Total principal	$497,404	$603,317	$1,621,997	$1,518,229

Loan volume mix:
Adjustable rate mortgages	3%	1%	3%	1%

Fixed-rate mortgages	97%	99%	97%	99%

Operating Profit:
Segment Profit	$7,515	$15,515	$27,480	$28,724
Equity-based compensation expense	(1,044)	(701)	(2,361)	(2,105)

Mortgage banking income before tax	$6,471	$14,814	$25,119	$26,619

Capture rate:	91%	91%	90%	91%

Mortgage Banking Fees:
Net gain on sale of loans	$10,794	$17,660	$33,772	$35,000
Title services	3,318	3,731	10,376	9,425
Servicing fees	122	115	451	294

	$14,234	$21,506	$44,599	$44,719

     Loan closing volume for the three months ended September 30, 2010 decreased 18% from the same period in 2009. The 2010 decrease is primarily attributable to a 21% decrease in the number of units closed from the same period in 2009, partially offset by a 4% increase in the average loan amount. The decrease in the number of units closed is primarily attributable to the aforementioned decrease in the number of homes that our homebuilding segment settled in the 2010 third quarter compared to the same period in 2009. Loan closing volume for the nine months ended September 30, 2010 increased 7% from the same period in 2009. This increase is primarily attributable to an 8% increase in the number of units closed, partially offset by a 1% decrease in the average loan amount. The unit increase for the nine months ended September 30, 2010 primarily reflects the aforementioned increase in the number of homes that our homebuilding segment settled in the year to date 2010 period compared to the same period in 2009.
     Segment profit for the three months ended September 30, 2010, decreased approximately $8,000 from the same period for 2009 primarily due to an approximate $7,300 decrease in mortgage banking fees. The decrease in mortgage banking fees is primarily attributable to the aforementioned decrease in closing volume and a reduction in fees charged to customers. Mortgage banking fees were also negatively impacted by an approximate $3,400 decrease in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities and closed loans held for sale (see Note 12 to the accompanying condensed consolidated financial statements included herein for additional information regarding fair value).
     Segment profit for the nine months ended September 30, 2010 decreased approximately $1,200 from the same period in 2009, despite the 7% increase in loan closing volume. The decrease in segment profit for the nine months ended September 30, 2010 was partially the result of an approximate $3,000 increase in general and administrative expenses. The increase in general and administrative expenses was primarily the result of a 14% increase in headcount and an increase in management incentive costs compared to the same period in 2009. The increase in general and administrative expenses was also partially attributable to an approximate $1,300 increase in loan loss expense (see additional discussion below). The decrease to segment profit from the increase in general and administrative expenses for the nine months ended September 30, 2010 was partially offset by an approximate $1,800 increase in interest income. The increase in interest income was attributable to the aforementioned closing volume increase and to the change in the loan sale distribution channels (as discussed below).
     We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to September 30, 2010, we have originated approximately $16,600,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,400. It has been reported that investors have become increasingly aggressive in looking for any type of underwriting deficiency incurred on loans that have gone into default to force the seller or the originator of the loans to assume any losses incurred on the defaulted loans. We have not experienced an increase in the number of loans that we have been requested to either repurchase or provide indemnification for losses. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At September 30, 2010, we had an allowance for loan losses of approximately $4,000. Although we consider the allowance for loan losses reflected on the September 30, 2010 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.
     NVRM continues to manage its interest rate risk by entering into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers to mitigate the effect of the interest rate risk inherent in providing rate lock commitments to our borrowers. However, in April 2010, NVRM changed the method by which we deliver loans into our sale distribution channels in order to increase our financial return on loan sales. While loans are still typically sold to investors within 30 days of settlement, the change has resulted in loans remaining in inventory for a longer period of time than under our previous loan sale channels. This change has resulted in an increase in the mortgages held for sale balance included in the condensed consolidated balance sheet for September 30, 2010 compared to previous quarters ended prior to April 1, 2010.
     NVRM is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets as well as increased regulation of mortgage lending practices.
Liquidity and Capital Resources
     We fund our operations from cash flows provided by our operating activities and a mortgage repurchase facility. In the nine month period ended September 30, 2010, net cash used for operating activities was $85,599. Cash was provided by homebuilding operations and was used to fund the increase in homebuilding inventory of $140,278, as a result of an increase in sold units under construction and land under development at September 30, 2010, compared to December 31, 2009. The presentation of operating cash flows was also reduced by $61,659, which is the amount of the excess tax benefit realized from the exercise of stock options and deferred compensation plan distributions during the year and credited directly to additional paid in capital.
     Net cash provided by investing activities was $188,733 for the nine month period ended September 30, 2010, which primarily resulted from the redemption at maturity, or upon being called, of $344,535 of marketable securities, offset partially by $150,000 in purchases of marketable securities, during the period. The marketable securities, which are debt securities issued by United States government agencies, are classified as held to maturity securities and have maturities of one year from our original acquisition date.
     Net cash used by financing activities was $297,441 for the nine month period ended September 30, 2010. During the nine months ended September 30, 2010, we repurchased approximately 581,000 shares of our common stock at an aggregate purchase price of $377,293 under our ongoing common stock repurchase program, discussed below. In addition, we redeemed all of our outstanding 5% Senior Notes due 2010, totaling $133,370, upon their maturity on June 15, 2010. Stock option exercise activity during the period ended September 30, 2010, provided $56,993 in exercise proceeds, and we realized $61,659 in excess income tax benefits from stock option exercises and deferred compensation plan distributions. We also increased borrowings under the mortgage repurchase facility by $86,626 based on current borrowing needs.
     Effective October 27, 2010, we voluntarily terminated our $300,000 working capital facility, prior to the working capital facility’s expiration on December 6, 2010. We currently do not intend to enter into a new credit facility, however, effective October 27, 2010 we entered into an uncommitted collateralized letter of credit facility to issue letters of credit in our ordinary course of business. As of September 30, 2010, there were no direct borrowings outstanding under the working capital facility; however, there were $14,801 in outstanding letters of credit. All outstanding letters of credit were transferred to the uncommitted collateralized letter of credit facility prior to the termination of the working capital facility.
     Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility. On July 30, 2010, NVRM entered into the Second Amendment to the Master Repurchase Agreement, (the “Repurchase Agreement”) extending the term of the revolving mortgage repurchase facility to August 2, 2011. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000.
     Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.50%. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum tangible net worth ratio, (iii) a minimum net income requirement, and (iv) a minimum liquidity requirement, all of which we were compliant with at September 30, 2010. As of September 30, 2010, there was approximately $99,000 outstanding under the Repurchase Agreement. There were no borrowing base limitations as of September 30, 2010. The average Pricing Rate on outstanding balances at September 30, 2010 was 4.5%.

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
     We believe that internally generated cash and borrowings available under our mortgage repurchase facility and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital in both our homebuilding and mortgage banking operations.

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
     Homebuilding Inventory
     The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.
     Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct. Unsold inventory is evaluated for impairment by analyzing recent comparable sales prices within the applicable community compared to the costs incurred to date plus the expected costs to complete. Any calculated impairments are recorded immediately.
     Land Under Development and Contract Land Deposits
     Land Under Development
     On a very limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
     Land under development is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. We do not believe that any of the land under development, all of which was acquired during 2010, is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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
     Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2010 balance sheet to be adequate (see Note 3 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2010 balance sheet to be adequate (see Note 10 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Stock-Based Compensation Expense
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
     Mortgage Loan Loss Allowance
     We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the September 30, 2010 balance sheet to be adequate (see Note 15 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the nine months ended September 30, 2010. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In June, 2010, we received a request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with our homebuilding projects completed or underway. We have been cooperating with this request, have provided information to the EPA and intend to continue cooperating with the EPA’s inquiries. At this time, we can not predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

     In April 2010, NVR’s wholly owned subsidiary, NVR Mortgage Finance, Inc., received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina reporting certain findings that resulted from the Commissioner’s examination of selected files relating to loans originated by us in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that we correct or otherwise address the alleged violations and in some instances requested that we undertake an examination of all of our other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. We responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the Commissioner’s interpretation of applicable law. The Commissioner has not yet formally responded to our letter. Accordingly, while the outcome of the matter is currently not determinable, we do not expect resolution of the matter to have a material adverse effect on our financial position.
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
The homebuilding industry continues to experience a significant downturn. The continuation of this downturn could adversely affect our business and our results of operations.
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes. Our cancellation rate was approximately 13% in the first nine months of 2010, and was approximately 14%, 23% and 21% during the years ended December 31, 2009, 2008 and 2007, respectively. These ongoing market factors have also resulted in pricing pressures and in turn lower gross profit margins in most of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales (fewer gross sales and/or higher cancellation rates), profitability, stock performance, ability to service our debt obligations and future cash flows.
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
If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.
     We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loan determine that we did not underwrite the loan in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. This may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our homebuilding operations are dependent in part on the availability and cost of working capital financing, and may be adversely affected by a shortage or an increase in the cost of such financing. If we require working capital greater than that provided by our operations, we may be required to seek to obtain alternative financing. No assurance can be given that additional financing will be available on terms that are favorable or acceptable. In addition, the credit and capital markets are experiencing significant volatility that is difficult to predict. If we are required to seek financing to fund our working capital requirements, continued volatility in these markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of any homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     Our existing indebtedness contains financial and other restrictive covenants and any future indebtedness may also contain covenants. These covenants include, or could include, limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay cash dividends and make distributions, make loans and investments, enter into transactions with affiliates, effect certain asset sales, incur certain liens, merge or consolidate with any other person, or transfer all or substantially all of our properties and assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants which could result in decreased liquidity or a default on our indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
     From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Part II, Item 1, “Legal Proceedings” of this 10-Q, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.
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
     We had two repurchase authorizations outstanding during the quarter ended September 30, 2010. On July 31, 2007 (“2007 Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. We fully utilized the 2007 Authorization during July 2010. On July 29, 2010 (“2010 Authorization”), the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The 2010 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the third quarter of 2010:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1 - 31, 2010 (1)	76,969	$652.15	76,969	$300,000
August 1 - 31, 2010 (2)	242,104	$623.75	242,104	$148,986
September 1 - 30, 2010	—	—	—	$148,986

Total	319,073	$630.60	319,073

(1)	All shares were purchased under the 2007 Authorization, fully utilizing the 2007 Authorization. The aggregate $300,000 of our common stock that remains available for repurchase relates solely to the 2010 Authorization.

(2)	All shares were purchased under the 2010 Authorization.
Item 6. Exhibits
     (a) Exhibits:

10.1	Second Amendment to Master Repurchase Agreement dated July 30, 2010 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed as Exhibit 10.6 to NVR’s Form 10-Q filed August 2, 2010 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2010		NVR, Inc.
	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

10.1	Second Amendment to Master Repurchase Agreement dated July 30, 2010 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed as Exhibit 10.6 to NVR’s Form 10-Q filed August 2, 2010 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

33	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document