Form 10-K
period 2010-12-31
NVR INC
filed 2011-02-25
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act. (Check One):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2010, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $3,693,820,000.
As of February 21, 2011 there were 5,893,203 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2011 are incorporated by reference into Part III of this report.

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
     We are one of the largest homebuilders in the United States. While we operate in multiple locations in fourteen states, primarily in the eastern part of the United States, approximately 37% of our home settlements in 2010 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 47% of our 2010 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty-three metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Kentucky, Indiana and Florida. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2010, our average price of a settled unit was approximately $297,100.
     Historically, we generally have not engaged in land development (see discussion below on our recent limited land development activities). Instead, we typically acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     We believe that our lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these purchase agreements. None of the creditors of any of the development entities with which we have entered these purchase agreements have recourse to our general credit. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
     Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.
     As of December 31, 2010, we controlled approximately 50,400 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $174.3 million and $6.6 million respectively. Included in the number of controlled lots are approximately 10,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $73.5 million as of December 31, 2010. In addition, we had an aggregate investment totaling approximately $37 million in three separate joint venture limited liability corporations (“JVs”), through which we controlled approximately 1,100 lots. Further, as of December 31, 2010, we directly acquired four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $78 million that we intend to develop into approximately 890 finished lots for use in our homebuilding operations. See Note 3 to the consolidated financial statements included herein for additional information regarding JVs and land under development.
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
Current Business Environment
     During 2010 the homebuilding environment continued to be negatively impacted by economic uncertainty. The market stabilization we experienced toward the end of 2009 and into the first quarter of 2010 was negatively impacted by the April 30, 2010 expiration of the federal homebuyer tax credit. After April 30, 2010, new home sales experienced sharp declines, providing evidence that rather than increasing overall demand, the tax credit may have merely accelerated existing demand. The current home sales environment continues to be adversely impacted by high inventory levels; low consumer confidence driven by high unemployment rates; and a highly restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Homebuilding
     Products
     We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional or colonial exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 7,300 square feet. During 2010, the prices at which we settled homes ranged from approximately $97,000 to $1.7 million and averaged approximately $297,100. During 2009, our average price was approximately $296,400.

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
     Backlog
     Backlog totaled 2,916 units and approximately $1.0 billion at December 31, 2010 compared to backlog of 3,531 units and approximately $1.1 billion at December 31, 2009. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 14% and 23% in 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, approximately 6%, 7% and 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter, respectively. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Form 10-K.
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
     The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability of mortgage finance programs. See “Risk Factors” in Item 1A of this Form 10-K.
     We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.
Mortgage Banking
     We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2010, NVRM closed approximately 8,600 loans with an aggregate principal amount of approximately $2.2 billion as compared to approximately 8,000 loans with an aggregate principal amount of approximately $2.1 billion in 2009.
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
     Pipeline
     NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2010 and 2009, had an aggregate principal balance of approximately $670 million and $770 million, respectively. NVRM’s cancellation rate was approximately 29% in 2010. During 2009 and 2008, NVRM’s loan cancellation rates were approximately 35% and 49%, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K.

Employees
     At December 31, 2010, we employed 2,822 full-time persons, of whom 1,076 were officers and management personnel, 174 were technical and construction personnel, 580 were sales personnel, 490 were administrative personnel and 502 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
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
     Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates, Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.
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
The homebuilding industry continues to experience a significant downturn. The continuation of this slowdown could adversely affect our business and our results of operations.
     The homebuilding industry has continued to experience a significant downturn as a result of declining consumer confidence driven by an economic recession, high unemployment levels, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes. Our cancellation rate was approximately 14% in both 2010 and 2009 and was 23% in 2008. These ongoing market factors have also resulted in pricing pressures and in turn gross profit margin pressure in all of our markets. A continued downturn in the homebuilding industry could result in a material adverse effect on our sales (fewer gross sales and/or higher cancellation rates), profitability, stock performance, ability to service our debt obligations and future cash flows.
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

     These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 37% of our home settlements during 2010 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for 47% of our homebuilding revenues in 2010. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
     Our existing indebtedness contains financial and other restrictive covenants and any future indebtedness may also contain covenants. These covenants include, or could include, limitations on our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay cash dividends and make distributions, make loans and investments, enter into transactions with affiliates, effect certain asset sales, incur certain liens, merge or consolidate with any other person, or transfer all or substantially all of our properties and assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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
     Construction defect and home warranty claims are common and can represent a substantial risk for the homebuilding industry. The cost of insuring against construction defect and product liability related claims, as well as the claims themselves, can be high. In addition, insurance companies limit coverage offered to protect against these claims. Further restrictions on coverage availability, or significant increases in premium costs or claims, could have a material adverse effect on our financial results.
We are subject to litigation proceedings that could harm our business if an unfavorable ruling were to occur.
     From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Part I, Item 3, “Legal Proceedings” of this Form 10-K, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.
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
     In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1 million square feet of manufacturing space. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland, Thurmont and Farmington leases expire in 2014, and the Kings Mountain and Burlington County leases expire in 2022 and 2023, respectively. The Darlington lease expires in 2025. We expect to purchase a new manufacturing facility in the first quarter of 2011 in Dayton, OH. The new facility will contain approximately 100,000 square feet of manufacturing space and production from the Dayton facility is expected to begin by the end of 2011. Due to the economic downturn and the related decline in our homebuilding activity, our current plant utilization has dropped to approximately 40% of total capacity.
     We also, in connection with both our homebuilding and mortgage banking businesses, lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2018, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.
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
     In June 2010, we received a Request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by us. We have been cooperating with this request, have provided information to the EPA and intend to continue cooperating with the EPA’s inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) reporting certain findings that resulted from the NCCOB’s examination of selected files relating to loans originated by us in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that we correct or otherwise address the alleged violations and in some instances requested that we undertake an examination of all of our other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. We responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the NCCOB’s interpretation of applicable law. On November 15, 2010, the NCCOB provided a written response to our June 10, 2010 letter closing certain alleged violations while reasserting certain others. On January 12, 2011, we responded to the NCCOB’s November 15, 2010 letter providing additional factual information to address the remaining findings and refuting the NCCOB’s interpretation of applicable law. Accordingly, while the outcome of the matter is currently not determinable, we do not expect resolution of the matter to have a material adverse effect on our financial position.
     We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position or results of operations.
Item 4. [Removed and Reserved].
Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	55	President and Chief Executive Officer of NVR
Robert A. Goethe	56	President of NVRM
Dennis M. Seremet	56	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	44	Vice President and Controller of NVR
Paul C. Saville was named President and Chief Executive Officer of NVR, effective July 1, 2005. Prior to July 1, 2005, Mr. Saville had served as Senior Vice President Finance, Chief Financial Officer and Treasurer of NVR since September 30, 1993 and Executive Vice President from January 1, 2002 through June 30, 2005.
Robert A. Goethe was named President of NVRM effective January 25, 2010. From 2008 until January, 2010, Mr. Goethe served as a Senior Principal of Mortgage Connect Corp. From 2006 to 2008, Mr. Goethe served as the Senior Executive Vice President of Regions Mortgage Corporation, and from 1996 until 2006, he served as the Chief Executive Officer of Regions Financial Corporation.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our shares of common stock are listed and principally traded on the New York Stock Exchange. The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2010 and 2009:

	HIGH	LOW

Prices per Share:
2010
Fourth Quarter	$699.28	$611.50
Third Quarter	$680.05	$595.00
Second Quarter	$769.50	$627.43
First Quarter	$759.27	$655.00

2009
Fourth Quarter	$742.00	$607.00
Third Quarter	$698.28	$477.41
Second Quarter	$533.89	$416.24
First Quarter	$500.05	$310.69
     As of the close of business on February 21, 2011, there were 364 shareholders of record.
     We have never paid a cash dividend on our shares of common stock.
     We had one repurchase authorization outstanding during the quarter ended December 31, 2010. On July 29, 2010 (“July Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions. The July Authorization does not have an expiration date. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2010:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
		Average Price	Part of Publicly	that May Yet Be
	Total Number of	Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1 - 31, 2010	—	—	—	$148,986,000
November 1 - 30, 2010	52,216	$627.94	52,216	$116,198,000
December 1 - 31, 2010	11,300	$619.33	11,300	$109,200,000

Total	63,516	$626.41	63,516

Stock Performance Graph
COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY
     The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2005 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period. The Dow/Home Construction Index is comprised of NVR, Inc., Pulte Homes, Inc., DR Horton, Inc., Lennar Corp., Toll Brothers, Inc., MDC Holdings, Inc., KB Home, Ryland Group, Inc., Meritage Homes Corp., Standard Pacific Corp., Skyline Corp. and M/I Homes, Inc.
Assumes that $100 was invested in NVR stock and the indices on December 31, 2005.
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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$2,980,758	$2,683,467	$3,638,702	$5,048,187	$6,036,236
Gross profit	542,466	497,734	457,692	821,128	1,334,971

Mortgage Banking data:
Mortgage banking fees	61,134	60,381	54,337	81,155	97,888
Interest income	5,411	2,979	3,955	4,900	7,704
Interest expense	1,126	1,184	754	681	2,805

Consolidated data:
Income from continuing operations	$206,005	$192,180	$100,892	$333,955	$587,412
Income from continuing operations per diluted share (1)	$33.42	$31.26	$17.04	$54.14	$88.05

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Homebuilding inventory	$431,329	$418,718	$400,570	$688,854	$733,616
Contract land deposits, net	100,786	49,906	29,073	188,528	402,170
Total assets	2,260,061	2,395,770	2,103,236	2,194,416	2,473,808
Notes and loans payable	92,089	147,880	210,389	286,283	356,632
Shareholders’ equity	1,740,374	1,757,262	1,373,789	1,129,375	1,152,074
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, income from continuing operations per diluted share was computed based on 6,164,617; 6,148,769; 5,920,285; 6,167,795 and 6,671,571 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2010, 2009 and 2008
Overview
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
     Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.
     As of December 31, 2010, we controlled approximately 50,400 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $174,300 and $6,600, respectively. In addition, we controlled approximately 1,100 lots through joint ventures. Included in the number of controlled lots are approximately 10,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $73,500 as of December 31, 2010. See Note 3 to the consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of December 31, 2010, we had approximately $78,000 in land under development, that once fully developed will result in approximately 890 lots.
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
     Current Business Environment
     The homebuilding environment in 2010 remained challenging as it continued to be impacted by the economic downturn that began several years prior. The market stabilization we had experienced toward the end of 2009 and into the first quarter of 2010 was negatively impacted by the April 30, 2010 expiration of the federal homebuyer tax credit. After April 30, 2010, new home sales experienced sharp declines, providing evidence that rather than increasing overall demand, the tax credit may have merely accelerated existing demand. The current home sales environment continues to be adversely impacted by high inventory levels, low consumer confidence driven by high unemployment rates, and a highly restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing. Our new orders for 2010 remained flat with new orders in 2009, however, new housing demand declined in both the third and fourth quarters of 2010 from the higher new order results experienced in the first two quarters of 2010. In addition, cancellation rates increased to 18% in both the third and fourth quarters of 2010, compared to 14% and 15% in the third and fourth quarters of 2009, respectively, and 12% in the second quarter of 2010.

     Consolidated revenues totaled $3,041,892 for 2010, an increase of 11% from $2,743,848 in 2009. The increase in revenues was driven by increased home settlements primarily resulting from the expiration of the federal homebuyer tax credit in the second quarter of 2010. Net income and diluted earnings per share in 2010 each increased 7% from 2009. Gross profit margins within our homebuilding business declined slightly to 18.2% in 2010 from 18.5% in 2009.
     Although we believe we have once again begun to experience some pricing stabilization in several of our markets as we enter 2011, we believe that significant economic uncertainties remain which could result in continued sales and pricing pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written.
     Despite these ongoing economic uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity. As of December 31, 2010, our cash and cash equivalents balance totaled approximately $1,200,000. In addition, during 2010, we redeemed the remaining $133,370 of our outstanding senior notes upon their maturity and repurchased approximately $417,080 of our common stock.
Homebuilding Operations
     The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2010	2009	2008

Revenues	$2,980,758	$2,683,467	$3,638,702
Cost of sales	$2,438,292	$2,185,733	$3,181,010
Gross profit margin percentage	18.2%	18.5%	12.6%
Selling, general and administrative expenses	$257,394	$233,152	$308,739
Settlements (units)	10,030	9,042	10,741
Average settlement price	$297.1	$296.4	$338.4
New orders (units)	9,415	9,409	8,760
Average new order price	$304.0	$292.7	$311.3
Backlog (units)	2,916	3,531	3,164
Average backlog price	$328.6	$304.9	$316.9
New order cancellation rate	14%	14%	23%
Consolidated Homebuilding Revenues
     Homebuilding revenues for 2010 increased 11% from 2009, as a result of an 11%, or 988 unit, increase in the number of homes settled. The increase in the number of homes settled was primarily attributable to the impact of the federal homebuyer tax credit which resulted in strong first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, the increase in settlements was also favorably impacted by a 12% higher beginning backlog unit balance entering 2010 compared to the same period in 2009.
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
Consolidated Homebuilding New Orders
     New orders in 2010 remained flat with 2009 new orders, while the average sales price of new orders increased 4% year over year. New orders remained flat despite a strong first quarter in 2010, driven we believe by the federal homebuyer tax credit, and increased sales in the Indianapolis, IN, Orlando, FL and Raleigh, NC markets, each of which began operations in the second half of 2009. Since the first quarter of 2010, we experienced a consistent decline in the number of new orders across all of our markets in each of the second, third and fourth quarters of 2010 compared to the respective periods in 2009. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points. We expect to continue to face selling pressure over the next several quarters due to continuing economic uncertainties, including low consumer confidence and high unemployment rates, as discussed in the Overview section above.
     New orders in 2009 increased by 7% compared to 2008, while the average sales price of new orders decreased 6% year over year. The increase in new orders in 2009 was in part attributable to a 47% increase in new orders in the fourth quarter of 2009 compared to the same period in 2008, a period in which we experienced a significant drop-off in new orders due to a sharp decline in overall economic conditions. In addition, new orders in 2009 were favorably impacted by higher absorption rates, offsetting the 17% decrease in the average number of active communities year over year. We believe new orders in 2009 were also favorably impacted by the first-time homebuyer federal tax credit as well as by a decrease in the cancellation rate to 14% in 2009 from 23% in 2008. During 2009, to meet affordability issues in many of our markets, we altered our product offerings to provide smaller, lower priced products.
Consolidated Homebuilding Gross Profit
     Gross profit margins in 2010 declined slightly to 18.2% from 18.5% in 2009. Gross profit margins in 2010 were negatively impacted by a contract land deposit impairment charge of approximately $4,300, or 14 basis points, while 2009 gross profit margins were favorably impacted by the recovery of approximately $6,500, or 24 basis points, of contract land deposits previously determined to be uncollectible. We expect to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.
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
Consolidated Homebuilding Selling, General and Administrative (“SG&A”)
     SG&A expenses in 2010 increased approximately $24,200 compared to 2009, but remained flat as a percentage of revenue year over year. The increase in SG&A expenses was attributable to an approximate $13,500 increase in stock-based compensation costs in 2010 compared to the same period in 2009, due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan, offset partially by a reversal of approximately $6,600 in stock-based compensation expense previously recorded to SG&A expense as we adjusted our stock option forfeiture estimates to our actual forfeiture experience. SG&A expense was also higher due to an approximate $5,600 increase in management incentive costs as 2009 incentive plans were limited to payouts of 50% of incentive earned, while no similar restrictions are imposed on 2010 incentive compensation. In addition, SG&A expenses were impacted by an approximate $7,600 increase in selling and marketing costs year over year due primarily to an approximate $5,700 increase in advertising and model home costs attributable in part to an increase in the average number of active communities to 371 communities in 2010 from 355 communities in 2009.
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
Consolidated Homebuilding Backlog
     Backlog units and dollars decreased approximately 17% to 2,916 and 11% to $958,287, respectively, as of December 31, 2010 compared to 3,531 and $1,076,437 as of December 31, 2009. The decrease in backlog units was primarily attributable to the increased settlement activity in 2010 as discussed above. Backlog dollars were negatively impacted by the decrease in backlog units.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in both 2010 and 2009, and 23% in 2008. During 2010, 2009 and 2008, approximately 6%, 7% and 10% of a reporting quarter’s opening backlog cancelled during the fiscal quarter, respectively. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Report.
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
Consolidated Homebuilding — Other Charges
     We reassessed our goodwill and intangible asset balances for impairment in the fourth quarter of 2008, as a result of the continuing declines in new orders and backlog in 2008, and the continuing deterioration of the homebuilding environment in each of our markets spurred further in 2008 by the credit crisis in the latter part of 2008. As a result of that assessment, we determined that the goodwill and intangible assets related to our Rymarc Homes and Fox Ridge Homes operations were fully impaired and we wrote-off a total of $11,686 related to such assets in 2008. We completed the annual assessment of the intangible asset balance in 2010 and 2009 and determined that there was no impairment. See Note 1 in the accompanying consolidated financial statements included herein for further discussion of intangible assets.
Reportable Homebuilding Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at December 31, 2010, 2009 and 2008, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes approximately $6,600, $4,900 and $5,400 at December 31, 2010, 2009 and 2008, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Mid Atlantic	$1,780,521	$1,661,244	$2,161,764
North East	287,561	254,654	347,142
Mid East	632,377	505,431	659,649
South East	280,299	262,138	470,147

Total	$2,980,758	$2,683,467	$3,638,702

Gross profit margin:
Mid Atlantic	$338,586	$307,525	$294,699
North East	48,528	42,282	46,607
Mid East	109,579	85,931	104,761
South East	41,074	36,490	60,173

Total	$537,767	$472,228	$506,240

Segment profit:
Mid Atlantic	$209,496	$185,861	$103,690
North East	25,091	19,572	13,182
Mid East	56,882	38,012	39,643
South East	10,870	7,384	7,904

Total	$302,339	$250,829	$164,419

Gross profit margin percentage:
Mid Atlantic	19.0%	18.5%	13.6%
North East	16.9%	16.6%	13.4%
Mid East	17.3%	17.0%	15.9%
South East	14.7%	13.9%	12.8%

Segment Operating Activity:

	Year Ended December 31,
	2010		2009		2008
		Average		Average		Average
	Units	Price	Units	Price	Units	Price
Settlements:
Mid Atlantic	5,043	$353.0	4,722	$351.8	5,240	$412.5
North East	920	$312.5	882	$288.7	1,086	$319.7
Mid East	2,886	$219.0	2,323	$216.3	2,762	$237.4
South East	1,181	$237.2	1,115	$235.1	1,653	$284.4

Total	10,030	$297.1	9,042	$296.4	10,741	$338.4

New orders, net of cancellations:
Mid Atlantic	4,775	$365.1	4,809	$347.4	4,290	$373.4
North East	827	$317.3	904	$293.5	884	$298.5
Mid East	2,656	$221.3	2,552	$217.3	2,380	$229.5
South East	1,157	$231.9	1,144	$230.2	1,206	$261.2

Total	9,415	$304.0	9,409	$292.7	8,760	$311.3

Backlog:
Mid Atlantic	1,595	$396.2	1,863	$359.0	1,776	$371.3
North East	232	$315.9	325	$302.8	303	$288.8
Mid East	730	$234.7	960	$224.7	731	$223.9
South East	359	$227.6	383	$244.1	354	$260.5

Total	2,916	$328.6	3,531	$304.9	3,164	$316.9

Operating Data:

	Year Ended December 31,
	2010	2009	2008
New order cancellation rate:
Mid Atlantic	11.3%	14.4%	24.4%
North East	16.4%	14.5%	19.7%
Mid East	15.0%	13.9%	17.7%
South East	18.9%	14.8%	28.9%

Average active communities:
Mid Atlantic	171	168	205
North East	33	37	39
Mid East	108	100	118
South East	59	50	65

Total	371	355	427

Homebuilding Inventory:

	As of December 31,
	2010	2009	2008
Sold inventory:
Mid Atlantic	$182,128	$219,885	$215,587
North East	20,703	36,315	31,321
Mid East	43,506	60,107	41,751
South East	23,711	21,521	29,781

Total	$270,048	$337,828	$318,440

Unsold lots and housing units inventory:
Mid Atlantic	$42,682	$47,120	$30,370
North East	3,687	4,152	4,195
Mid East	11,089	16,353	14,549
South East	8,967	4,783	5,878

Total	$66,425	$72,408	$54,992

	Year Ended December 31,
	2010	2009	2008
Unsold inventory impairments:
Mid Atlantic	$1,520	$1,286	$1,163
North East	420	598	573
Mid East	434	592	69
South East	820	268	129

Total	$3,194	$2,744	$1,934

Lots Controlled and Land Deposits:

	As of December 31,
	2010	2009	2008
Total lots controlled:
Mid Atlantic	30,201	26,938	23,711
North East	4,025	3,898	3,619
Mid East	11,061	10,163	11,027
South East	7,023	5,338	6,626

Total	52,310	46,337	44,983

Lots included in impairment reserve:
Mid Atlantic	5,973	6,575	7,565
North East	594	846	1,879
Mid East	2,055	2,022	3,553
South East	1,678	1,363	3,738

Total	10,300	10,806	16,735

Contract land deposits, net
Mid Atlantic	$82,165	$38,729	$17,953
North East	8,525	3,513	1,233
Mid East	11,876	5,242	6,788
South East	4,830	3,161	1,332

Total	$107,396	$50,645	$27,306

	Year Ended December 31,
	2010	2009	2008
Contract land deposit impairments:
Mid Atlantic	$9,150	$18,425	$81,834
North East	4,898	2,489	11,190
Mid East	1,686	7,244	10,393
South East	4,618	5,236	20,081

Total	$20,352	$33,394	$123,498

Mid Atlantic
2010 versus 2009
     The Mid Atlantic segment had an approximate $23,600, or 13%, increase in segment profit in 2010 compared to 2009. Revenues increased approximately $119,300, or 7%, in 2010 from 2009 on a 7% increase in the number of units settled. The increase in units settled was attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, 2010 settlements were also favorably impacted by a 5% higher beginning backlog unit balance entering 2010 as compared to 2009. The segment’s gross profit margin percentage increased to 19.0% in 2010 from 18.5% in 2009. Segment profit and gross profit margins were favorably impacted by lower contract land deposit impairment charges in 2010 of $9,150, or 51 basis points, compared to $18,425, or 111 basis points in 2009.
     Segment new orders in 2010 declined approximately 1%, while the average sales price of new orders in 2010 increased approximately 5%, as compared to new orders and the average sales price in 2009. The increase in the average price of new orders was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.
2009 versus 2008
     The Mid Atlantic segment had an approximate $82,200, or 79%, increase in segment profit in 2009 compared to 2008. Revenues for the Mid Atlantic segment, which represents approximately 62% of total homebuilding revenues for the year, decreased approximately $500,500, or 23%, in 2009 compared to 2008. Revenues declined due to a 10%, or 518 unit, decrease in units settled and a 15% decrease in the average settlement price of homes in 2009 compared to 2008. The decrease in units settled is attributable to a 35%, or 950 unit, lower backlog balance at the beginning of 2009 compared to the same period in 2008, offset partially by a higher backlog turnover rate year over year. The decrease in the average settlement price was primarily attributable to a 17% lower average price of homes in the beginning backlog year over year, coupled with a 9% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008. The segment’s gross profit margin percentage increased to 18.5% in 2009 from 13.6% in 2008. Gross profit margins were favorably impacted by lower contract land deposit impairment charges in 2009 of $18,425, or 111 basis points, compared to $81,834, or 379 basis points, in 2008. Gross profit margins in 2009 were also favorably impacted as a result of us exiting poor performing communities in 2008 which were producing lower gross profit margins. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders in 2009 increased 12% from 2008, while the segment’s average sales price of new orders decreased 7% year over year. New orders were favorably impacted in part by a 43% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. New orders were also favorably impacted in 2009 by a decrease in the cancellation rate in 2009 to 14% from 24% during 2008. In addition, we believe that the federal tax credit for first-time homebuyers had a favorable impact on new orders in 2009, as first-time homebuyers made up a higher percentage of our total sales in the segment year over year.
North East
2010 versus 2009
     The North East segment had an approximate $5,500, or 28% increase in segment profit in 2010 compared to 2009. Revenues increased approximately $32,900, or 13%, in 2010 from 2009. Revenues increased due to a 4% increase in the number of units settled and an 8% increase in the average settlement price year over year. The increase in units settled was primarily attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. The increase in the average settlement price resulted from a product mix shift away from our attached products to our detached product, which generally sells at higher price points. Gross profit margins remained relatively flat period over period, as the higher contract land deposit impairment charges in 2010 of $4,898, or 170 basis points, compared to 2009 of $2,489, or 98 basis points, were offset by improved leveraging of fixed operating costs due to higher settlement volume year over year.
     Segment new orders in 2010 decreased 9% compared to 2009, while the average sales price of new orders increased 8% year over year. Subsequent to the April 30, 2010 expiration of the federal homebuyer tax credit, we experienced a decline in new orders in each quarter of 2010 as compared to the respective quarters of

2009. The average sales price of new orders has been favorably impacted by a product mix shift away from our attached products to our detached product, which generally sells at higher price points.
2009 versus 2008
     The North East segment had an approximate $6,400, or 49%, increase in segment profit in 2009 compared to 2008, despite a decrease in revenues of approximately $92,500, or 27%, year over year. The decline in revenues was due to a 19%, or 204 unit, decrease in the number of units settled and a 10% decrease in the average settlement price year over year. The decrease in the number of units settled and the average settlement price was primarily attributable to a 40%, or 202 unit, lower beginning backlog balance entering 2009 compared to 2008 and 15% lower average price of homes in beginning backlog year over year. Gross profit margins increased to 16.6% in 2009 from 13.4% in 2008. The increase in gross margins was attributable primarily to lower contract land deposit impairment charges in 2009 of $2,489, or 98 basis points, compared to 2008 of $11,190, or 322 basis points. In addition, 2009 gross profit margins as well as segment profit were favorably impacted by lower lumber and certain other commodity costs as well as by cost control measures taken in prior quarters, reducing material and personnel costs.
     Segment new orders in 2009 increased 2% from 2008, while the segment’s average sales price for new orders decreased 2% year over year. New orders were favorably impacted in part by a 26% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. We believe new orders were also favorably impacted in 2009 by the federal tax credit for first-time homebuyers and by a decrease in the cancellation rate to 15% in 2009 from 20% in 2008.
Mid East
2010 versus 2009
     The Mid East segment had an approximate $18,900, or 50%, increase in segment profit in 2010 compared to 2009. The increase in segment profit was driven by an increase in revenues of approximately $126,900, or 25%, in 2010 compared to 2009 primarily due to a 24% increase in the number of units settled year over year. The increase in units settled was attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by a 31% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins remained relatively flat year over year, at 17.3% in 2010 compared to 17.0% in 2009.
     Segment new orders and the average new order selling price in 2010 increased 4% and 2%, respectively compared to 2009. New orders were favorably impacted primarily by the 178 new orders in the current year in Indianapolis, IN, market which began operations in the fourth quarter of 2009. This increase was offset partially by an increase in the cancellation rate in both the third and fourth quarters of 2010 to 21% in each quarter as compared to 15% and 13% in the third and fourth quarters of 2009, respectively.
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

     Segment new orders in 2009 increased 7% from 2008, while the segment’s average sales price for new orders decreased 5% year over year. New orders were favorably impacted in part by a 51% increase in the number of new orders in the fourth quarter of 2009 compared to the same period in 2008, as a result of the significant impact of the fourth quarter 2008 credit crisis on the homebuilding market. We believe new orders in 2009 were also favorably impacted by the federal tax credit for first-time homebuyers, and a decrease in the cancellation rate to 14% in 2009 from 18% in 2008, despite a reduction in the average number of active communities year over year. New order average sale prices continued to be negatively impacted by market conditions, which required us to alter our product offerings and reduce prices in each market within this segment.
South East
2010 versus 2009
     The South East segment had an approximate $3,500 increase in segment profit in 2010 compared to 2009. The increase in segment profit was driven by an increase of approximately $18,200, or 7%, in revenues in 2010 from 2009 due primarily to a 6% increase in the number of units settled. The increase in units settled was primarily attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by an 8% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins increased to 14.7% in 2010 from 13.9% in 2009 due in part to lower contract land deposit impairment charges in 2010 of $4,618, or 165 basis points, compared to $5,236, or 200 basis points in 2009, coupled with improved leveraging of fixed operating costs due to higher settlement volume year over year.
     Segment new orders and the average sales price of new orders for 2010 remained relatively flat with 2009. New orders were favorably impacted by an 18% increase in the average number of active communities year over year, and by the increase of approximately 80 new orders in 2010 in the Orlando, FL and Raleigh, NC markets, in which we began operations in the third quarter of 2009. These favorable variances were offset by higher cancellations rates in the segment in both the third and fourth quarters of 2010 of 32% and 19% respectively, compared to 14% and 18% for the respective quarters of 2009 and lower absorption rates year over year. Market conditions continued to deteriorate in this segment throughout 2010. The challenging market conditions, coupled with the expiration of the federal homebuyer tax credit in April of 2010, attributed to the segment’s higher cancellation rates and fewer new orders in each the second, third and fourth quarters of 2010 as compared to the respective quarters in 2009. We believe we will continue to face significant new order and sales pricing pressure in many of our markets in the South East segment over the next several quarters due to continuing difficult market conditions.
2009 versus 2008
     The South East segment had an approximate $500, or 7% decrease in segment profit and an approximate $208,000, or 44%, decrease in revenues in 2009 compared to 2008. Revenues decreased primarily due to a 33%, or 538 unit, decrease in the number of units settled and a 17% decrease in the average settlement price year over year. The decrease in units settled was attributable to a 56%, or 447 unit, lower beginning backlog balance entering 2009 compared to the same period in 2008 coupled with a 25%, or 203 unit, decrease in new orders during the first six months of 2009 as compared to the first six months of 2008. The decrease in the average settlement price was primarily attributable to a 16% lower average price of units in backlog entering 2009 compared to the same period in 2008, coupled with a 16% decline in the average sales price of new orders for the first six months of 2009 as compared to the same period in 2008. Gross profit margins increased to 13.9% in 2009 from 12.8% in 2008. Gross profit margins were favorably impacted by lower contract land deposit impairment charges in 2009 of $5,236, or 200 basis points, compared to $20,081, or 427 basis points, in 2008. This favorable impact on gross profit margins year over year was partially offset by a 12% decline in average new order sales prices in 2009 from 2008, as the South East segment market conditions were more challenging than those seen in our other market segments.

     Segment new orders and the average new order sales price decreased 5% and 12%, respectively, in 2009 compared to 2008. New orders have been negatively impacted by a 23% decrease in the average number of active communities year over year. In addition, the challenging market conditions in the South East segment had continued to negatively impact both new orders and new order sales prices. We believe new orders were favorably impacted in 2009 by the federal tax credit for first-time homebuyers and by a decrease in cancellation rates to 15% in 2009 from 29% in 2008.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock option compensation expense, goodwill and intangible asset impairment charges, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, stock option compensation expense and goodwill and intangible asset impairment charges are not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our senior notes, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2010	2009	2008

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$338,586	$307,525	$294,699
Homebuilding North East	48,528	42,282	46,607
Homebuilding Mid East	109,579	85,931	104,761
Homebuilding South East	41,074	36,490	60,173
Consolidation adjustments and other (1)	4,699	25,506	(48,548)

Consolidated homebuilding gross profit	$542,466	$497,734	$457,692

	Year Ended December 31,
	2010	2009	2008

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$209,496	$185,861	$103,690
Homebuilding North East	25,090	19,572	13,182
Homebuilding Mid East	56,882	38,012	39,643
Homebuilding South East	10,870	7,384	7,904
Reconciling items:
Contract land deposit impairment reserve (2)	16,206	42,939	(41,134)
Equity-based compensation expense (3)	(50,357)	(43,495)	(38,681)
Corporate capital allocation (4)	65,971	61,753	108,509
Unallocated corporate overhead (5)	(55,992)	(44,103)	(52,696)
Consolidation adjustments and other	15,848	4,970	24,437
Impairment of goodwill and intangible assets (6)	—	—	(11,686)
Corporate interest expense	(4,546)	(9,810)	(12,417)

Reconciling items sub-total	(12,870)	12,254	(23,668)

Homebuilding consolidated profit before taxes	$289,468	$263,083	$140,751

(1)	The year over year variances in consolidation adjustments and other relates primarily to changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. During both 2010 and 2009, unallocated reserves decreased from the respective prior years primarily as a result of charging previously reserved land impairments to the operating segments and certain recoveries of deposits previously determined to be impaired.

(3)	The increase in equity-based compensation expense in 2010 compared to the prior year was primarily due to the granting of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the current year. The current year increase in stock based compensation expense was partially offset by an approximate $7,000 pre-tax reversal of stock-based compensation expense attributable to an adjustment of our option forfeiture estimates based on our actual forfeiture experience.

(4)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2010	2009	2008
Homebuilding Mid Atlantic	$44,758	$40,765	$73,042
Homebuilding North East	5,926	6,473	10,081
Homebuilding Mid East	9,657	8,863	12,902
Homebuilding South East	5,630	5,652	12,484

Total	$65,971	$61,753	$108,509

(5)	The increases in unallocated corporate overhead in 2010 from 2009 is attributable to increased personnel levels year over year and to higher management incentive costs as the 2009 incentive plan was limited to a payout of 50% of the maximum bonus opportunity. The decrease in 2009 from 2008 was primarily driven by a reduction in personnel and other overhead costs as part of our focus to size our organization to meet current activity levels.

(6)	The 2008 impairment charge relates to the write-off of goodwill and indefinite life intangible assets related to the Company’s 2005 acquisition of Rymarc Homes and the goodwill related to the 1997 acquisition of Fox Ridge Homes.

Mortgage Banking Segment
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Loan closing volume:
Total principal	$2,219,946	$2,060,376	$2,351,341

Loan volume mix:
Adjustable rate mortgages	4%	1%	5%

Fixed-rate mortgages	96%	99%	95%

Operating Profit:
Segment Profit	$35,704	$38,138	$29,227
Equity-based compensation expense	(2,779)	(2,807)	(2,523)

Mortgage banking income before tax	$32,925	$35,331	$26,704

Capture rate:	90%	91%	85%

Mortgage Banking Fees:
Net gain on sale of loans	$46,225	$46,960	$38,921
Title services	14,108	12,787	14,581
Servicing fees	801	634	835

	$61,134	$60,381	$54,337

2010 versus 2009
     Loan closing volume for the year ended December 31, 2010 increased 8% from 2009. The 2010 increase was primarily attributable to a 7% increase in the number of units closed and a 1% increase in the average loan amount year over year. The increases in the number of units closed and the average loan amount are attributable to the aforementioned increase in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2010 as compared to 2009.
     Segment profit for the year ended December 31, 2010 decreased approximately $2,400 from 2009. The decrease in segment profit was primarily attributable to an approximately $5,800 increase in general and administrative expenses. The increase in general and administrative expenses was primarily the result of a $6,000 increase in the provision for loan loss compared to 2009. The $5,800 increase in general and administrative expenses was partially offset by an approximate $2,500 increase in interest income primarily as a result of the change in our loan sale distribution channels (refer to Mortgage Banking-Other section below for additional information).
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

     Segment profit for the year ended December 31, 2009 increased approximately $8,900 from 2008. The increase was partially attributable to an approximate $6,000 increase in mortgage banking fees, which was primarily the result of a decrease in incentives. The increase was partially offset by a decrease in fees attributable to the aforementioned decrease in closed loan volume. The increase in mortgage banking fees for the year ended December 31, 2009 was also partially attributable to an approximate $440 increase in unrealized income from the fair value measurement of our locked loan commitments, forward mortgage-backed securities sales, and closed loans held for sale, which is included in mortgage banking fees. The fair value calculations are classified as Level 2 observable inputs as defined by GAAP (refer to Note 11, in the accompanying consolidated financial statements for additional information). The aforementioned fair value measurements will be impacted in the future by the change in the value of the servicing rights and the change in volume and product mix of our closed loans and locked loan commitments.
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
Mortgage Banking — Other
     We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to December 31, 2010, we have originated approximately $17,200,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,400 during that period. It has been reported that investors have become increasingly aggressive in looking for any type of underwriting deficiency incurred on loans that have gone into default to force the seller or the originator of the loans to assume any losses incurred on the defaulted loans. We have not experienced an abnormal increase in the number of loans that we have been requested to either repurchase or provide indemnification for losses. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At December 31, 2010, we had an allowance for loan losses of approximately $8,200. Although we consider the allowance for loan losses reflected on the December 31, 2010 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.
     NVRM continues to manage its interest rate risk by entering into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers to mitigate the effect of the interest rate risk inherent in providing rate lock commitments to our borrowers. However, in April 2010, NVRM changed the method by which we deliver loans into our sale distribution channels in order to increase our profitability. While loans are still typically sold to investors within 30 days of settlement, the change has resulted in loans remaining in inventory for a longer period of time than under our previous loan sale channels. This change has resulted in an increase in the mortgages held for sale balance included in the consolidated balance sheet for December 31, 2010 compared to previous years and in the related interest income.

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
Effective Tax Rate
     Our consolidated effective tax rate in 2010, 2009 and 2008 was 36.1%, 35.6% and 39.75%, respectively. The lower effective tax rates in 2010 and 2009 as compared to 2008 were due to the expiration of certain tax reserves previously established, the amendment of certain prior year federal and state income tax returns that we believe will result in tax refunds, and changes under Internal Revenue Code Section 199, domestic manufacturing deduction, that provides us the ability to obtain a larger tax benefit. In addition, the 2009 effective tax rate was favorably impacted by Mr. Schar relinquishing his Executive Officer role with us in 2009, generating a tax benefit related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that were previously considered to be a permanent non-deductible tax difference.
Recent Accounting Pronouncements Pending Adoption
     There have not been any pronouncements issued but not yet implemented that we believe will have a material impact on our financial statements. See Note 1 in the accompanying consolidated financial statements for discussion of pronouncements adopted in 2010.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding segment has generally provided for its working capital cash requirements using cash generated from operations, a short-term unsecured working capital revolving credit facility and the public debt and equity markets. Effective October 27, 2010, we voluntarily terminated our $300,000 unsecured working capital revolving credit facility which was set to expire on December 6, 2010. We currently do not intend to enter into a new credit facility; however, effective October 27, 2010, we entered into an uncommitted collateralized letter of credit facility to issue letters of credit in our ordinary course of business. See Note 10 in the accompanying consolidated financial statements for further discussion of letters of credit.
     Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 30, 2010, we renewed and amended our Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers thereto (the “Master Repurchase Agreement”) pursuant to a Second Amendment to Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as Buyer (“Agent”), and the other Buyers thereto (together with the Master Repurchase Agreement, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $100,000, subject to certain sub limits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 2, 2011.
     Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. Prior to the July 30, 2010 renewal date, the Pricing Rate was based on LIBOR plus LIBOR Margin, or at NVRM’s option, the Balance Funded Rate, which included credit for compensating balances. Under the Repurchase Agreement, we may enter into separate agreements with the Buyers party to the Repurchase Agreement, adjusting the Pricing Rate in effect. These separate agreements do not effect the maximum aggregate commitment available under the Repurchase Agreement. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The average Pricing Rate on outstanding balances at December 31, 2010 was 4.1%. The average Pricing Rate for amounts outstanding under the previous Repurchase Agreement at December 31, 2009 was 4.1%.
     At December 31, 2010, there was $90,338 outstanding under the Repurchase Agreement, which is included in the mortgage banking segment’s “Note payable” in the accompanying consolidated balance sheet. Amounts outstanding under the Repurchase Agreement are collateralized by the our mortgage loans held for sale, which are included in assets in the December 31, 2010 balance sheet in the accompanying consolidated financial statements. There were no borrowing base limitations at December 31, 2010.
     The Repurchase Agreement contains various affirmative and negative covenants with which NVRM must comply. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2010.
     On June 17, 2003, we completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Senior Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Senior Notes bore interest at 5%, payable semi-annually in arrears on June 15 and December 15. Upon their maturity on June 15, 2010, we redeemed the remaining $133,370 in outstanding Senior Notes upon maturity at par.
     On September 8, 2008, we filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. We expect to use the proceeds received from future offerings, if any, issued under the 2008 Shelf Registration for general corporate purposes. This discussion of NVR’s shelf registration capacity does not constitute an offer of any securities for sale.
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities and Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2010. For the year ended December 31, 2010, we repurchased 644,562 shares of our common stock at an aggregate purchase price of $417,079. As of December 31, 2010, we had $109,200 available under a $300,000 board approved repurchase authorization.
Cash Flows
     For the year ended December 31, 2010, cash and cash equivalents decreased by $56,400. Net cash provided by operating activities was $55,388. Cash was provided primarily by homebuilding operations and was used to fund increases to contract land deposits. The presentation of operating cash flows was reduced by $63,558, which is the amount of the excess tax benefit realized from the exercise of stock options and deferred compensation during 2010 and credited directly to additional paid in capital. Investing activities provided net cash of $212,440, primarily due to the net redemption of $219,535 in marketable securities at maturity during the year. Net cash used by financing activities was $324,228. During 2010, we repurchased 644,562 shares of our common stock at an aggregate purchase price of $417,079 under our ongoing common stock repurchase program as discussed above. In addition, we redeemed the remaining outstanding 5% Senior Notes due 2010, totaling $133,370, upon their maturity on June 15, 2010. Stock option exercise activity during 2010 provided $77,492 in exercise proceeds and we realized $63,558 in excess income tax benefits from the exercise of stock options and deferred compensation plan distributions. We also increased net borrowings under the mortgage warehouse facility by $77,579 due to a change in the distribution channel for the sale of mortgage loans closed, as discussed previously in the Mortgage Banking Segment discussion.
     In 2009, cash and cash equivalents increased by approximately $102,500. Operating activities provided cash of $241,642. Cash was provided primarily by homebuilding operations and by an approximate $32,400 decrease in mortgage loans held for sale. The presentation of operating cash flows was reduced by approximately $66,400, which is the amount of the excess tax benefit realized from the exercise of stock options and deferred compensation during the period and credited directly to additional paid in capital. Net cash used for investing activities during 2009 was $221,617 for the year ended December 31, 2009, which primarily resulted from the net purchase of marketable securities during 2009. The marketable securities, which were debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, were classified as held-to-maturity securities and matured within one year. Net cash provided by financing activities during 2009 was $82,482. Financing cash flow was favorably impacted by approximately $78,500 of proceeds from the exercise of stock options and deferred compensation and the realization of approximately $66,400 in excess income tax benefits from the exercise of stock options. Cash was used by financing activities to reduce net borrowings under the mortgage warehouse facility by approximately $32,200 and we repurchased $29,950 of our 5% Senior Notes due 2010, at par during 2009.
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
     At December 31, 2010, 2009 and 2008, the homebuilding segment had restricted cash of approximately $22,889, $4,600 and $4,500, respectively. The increase in restricted cash in 2010 is primarily attributable to holding requirements related to outstanding letters of credit issued under our letter of credit agreement as discussed further in Note 10 in the accompanying consolidated financial statements. In addition, restricted cash relates to customer deposits for certain home sales.
     We believe that our current cash holdings, cash generated from operations and borrowings available under our mortgage repurchase agreement and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off Balance Sheet Arrangements
Lot Acquisition Strategy
     We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various land developers under fixed price purchase agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
     We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained within the purchase agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these purchase agreements.
     At December 31, 2010, we controlled approximately 50,400 lots with an aggregate purchase price of approximately $4,600,000, by making or committing to make deposits of approximately $180,900 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to the $180,900 deposit. Of the $180,900 deposit total, approximately $174,300 is in cash and approximately $6,600 is in letters of credit which have been issued as of December 31, 2010. Subsequent to December 31, 2010, we will pay approximately $43,200 in additional deposits assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2010, we had recorded an impairment valuation allowance of approximately $73,500 related to the cash deposits currently outstanding. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to the consolidation of variable interest entities.
Bonds and Letters of Credit
     We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $38,300 of contingent obligations under such agreements as of December 31, 2010 (inclusive of the $6,600 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2010, there were contractual commitments to extend credit to borrowers aggregating $96,265 and open forward delivery contracts aggregating $262,839. Please refer to Note 11 in the accompanying consolidated financial statements for a description of our fair value accounting.

Contractual Obligations
     Our fixed, non-cancelable obligations as of December 31, 2010, were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt (a)	$90,338	$90,338	$—	$—	$—
Capital leases (b)	2,359	346	1,288	725	—
Operating leases (c)	74,408	19,014	24,020	14,448	16,926
Purchase obligations (d)	43,178	*	*	*	*
Executive Officer employment contracts (e)	9,323	1,863	3,730	3,730	—
Other long-term liabilities (f)	$28,963	28,377	586	—	—

Total	$248,569	$139,938	$29,624	$18,903	$16,926

(a)	See Note 6 in the accompanying consolidated financial statements for additional information regarding debt and related matters.

(b)	The present value of these obligations is included on the Consolidated Balance Sheets. See Note 6 in the accompanying consolidated financial statements for additional information regarding capital lease obligations.

(c)	See Note 10 in the accompanying consolidated financial statements for additional information regarding operating leases.

(d)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years, but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.

(e)	We have entered into employment agreements with four of our executive officers. Each of the agreements expires on January 1, 2016 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $100 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.

(f)	Amounts represent payments due under incentive compensation plans and are included on the Consolidated Balance Sheet, approximately $2,900 of which is recorded in the Mortgage Banking accounts payable and other liabilities line item.
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
     Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. We do not believe that any of the land under development, all of which was acquired during 2010, is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2010 balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2010 balance sheet to be adequate (see Note 10 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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
     We calculate the fair value of our non-publicly traded, employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future grant forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to base our estimate of future forfeitures of equity-based compensation grants. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized.
     Mortgage Loan Loss Allowance
     We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the December 31, 2010 balance sheet to be adequate (see Note 12 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.
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
     NVRM generates operating liquidity primarily through the mortgage Repurchase Agreement, which provides for loan repurchases up to $100,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. Under the Repurchase Agreement, we may enter into separate agreements with the Buyers party to the Repurchase Agreement, adjusting the Pricing Rate in effect. The average Pricing Rate on outstanding balances at December 31, 2010 was 4.1%.
     The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2010. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement are also assumed to mature in the first year.

Maturities (000’s)

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$181,697	—	—	—	—	—	$181,697	$177,244
Average interest rate	4.2%	—	—	—	—	—	4.2%

Interest rate sensitive liabilities:
Variable rate repurchase agreement	$90,338	—	—	—	—	—	$90,338	$90,338
Average interest rate (a)	4.1%	—	—	—	—	—	4.1%

Other:
Forward trades of mortgage-backed securities (b)	$4,904	—	—	—	—	—	$4,904	$4,904
Forward loan commitments (b)	557	—	—	—	—	—	557	557

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$1,163,623	—	—	—	—	—	$1,163,623	$1,163,623
Average interest rate	0.3%	—	—	—	—	—	0.3%

Interest rate sensitive liabilities:
Fixed rate obligations	$346	$644	$644	$669	$56	$—	$2,359	$2,359
Average interest rate	13.1%	13.2%	13.3%	13.9%	14.1%		13.2%

(a)	Average interest rate is net of credits received for compensating cash balances.

(b)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

Item 8.	Financial Statements and Supplementary Data.
     The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
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
     Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
     Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2011. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11.	Executive Compensation.
     Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2011.
     Equity Compensation Plan Information
     The table below sets forth information as of the end of our 2010 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan category	and rights	and rights	first column)
Equity compensation plans approved by security holders (1)	533,638	$469.99	270,247

Equity compensation plans not approved by security holders	669,514	$458.02	—

Total	1,203,152	$463.33	270,247

(1)	This category includes the restricted share units (“RSUs”) authorized by the 2010 Equity Incentive Plan, which was approved by our shareholders at the May 4, 2010 Annual Meeting. At December 31, 2010, there are 149,727 RSUs outstanding, issued at a $0 exercise price. Of the total 270,247 shares remaining available for future issuance, up to 90,273 may be issued as RSUs.
     Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; and the 2010 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 9 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2011.

Item 14.	Principal Accountant Fees and Services.
     Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2011.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
     The following documents are filed as part of this report:
1.	Financial Statements
NVR, Inc. — Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed herewith.

3.2	Bylaws, as amended, of NVR, Inc. Filed herewith.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

10.1*	Employment Agreement between NVR, Inc. and Paul C. Saville dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated December 21, 2010. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Robert A. Goethe dated December 21, 2010. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

Exhibit
Number	Description

10.4*	Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.7*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.8*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.09*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.11*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.12*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.13*	The NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 filed on May 4, 2010 and incorporated herein by reference.

10.14*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.15*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.16*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.3 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.17*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.18	Director Resignation Agreement with all Class II director nominees and current Class I directors, dated February 22, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed February 23, 2010 and incorporated herein by reference.

Exhibit
Number	Description

10.19*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.20*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.21	Repurchase Agreement dated August 5, 2008 among NVR Finance and U.S. Bank National Association, as Agent, and other lenders party thereto. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on August 8, 2008 and incorporated herein by reference.

10.22*	Summary of 2011 Named Executive Officer annual incentive compensation plan. Filed herewith.

10.23	First Amendment to Repurchase Agreement dated August 5, 2008 among NVR Finance and U.S. Bank National Association, as agent and a Buyer, and the other Buyers. Filed as Exhibit 10.1 to NVR’s Form 8-K filed August 7, 2009 and incorporated herein by reference.

10.24	Second Amendment to Master Repurchase Agreement dated July 30, 2010 among U.S. Bank National Association, as Agent and a Buyer, the other Buyers party hereto and NVR Mortgage Finance, Inc., as Seller. Filed as Exhibit 10.6 to NVR’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2010 and incorporated herein by reference.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar Dwight C. Schar	Chairman	February 25, 2011

/s/ C. E. Andrews C. E. Andrews	Director	February 25, 2011

/s/ Robert C. Butler Robert C. Butler	Director	February 25, 2011

/s/ Timothy M. Donahue Timothy M. Donahue	Director	February 25, 2011

/s/ Alfred E. Festa Alfred E. Festa	Director	February 25, 2011

/s/ Manuel H. Johnson Manuel H. Johnson	Director	February 25, 2011

/s/ William A. Moran William A. Moran	Director	February 25, 2011

/s/ David A. Preiser David A. Preiser	Director	February 25, 2011

/s/ W. Grady Rosier W. Grady Rosier	Director	February 25, 2011

/s/ John M. Toups John M. Toups	Director	February 25, 2011

/s/ Paul W. Whetsell Paul W. Whetsell	Director	February 25, 2011

/s/ Paul C. Saville Paul C. Saville	Principal Executive Officer	February 25, 2011

/s/ Dennis M. Seremet Dennis M. Seremet	Principal Financial Officer	February 25, 2011

/s/ Robert W. Henley Robert W. Henley	Principal Accounting Officer	February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
McLean, Virginia
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
NVR, Inc.:
We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
McLean, Virginia
February 25, 2011

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS

Homebuilding:
Cash and cash equivalents	$1,190,731	$1,248,689
Marketable securities	—	219,535
Receivables	6,948	7,995
Inventory:
Lots and housing units, covered under sales agreements with customers	275,272	337,523
Unsold lots and housing units	70,542	73,673
Land under development	78,058	—
Manufacturing materials and other	7,457	7,522

	431,329	418,718

Assets related to consolidated variable interest entities	22,371	70,430
Contract land deposits, net	100,786	49,906
Property, plant and equipment, net	19,523	20,215
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	184,930	200,340
Other assets	58,075	58,319

	2,056,273	2,335,727

Mortgage Banking:
Cash and cash equivalents	2,661	1,461
Mortgage loans held for sale, net	177,244	40,097
Property and equipment, net	950	446
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	15,586	10,692

	203,788	60,043

Total assets	$2,260,061	$2,395,770

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$115,578	$120,464
Accrued expenses and other liabilities	237,052	221,352
Liabilities related to consolidated variable interest entities	500	65,915
Non-recourse debt related to consolidated variable interest entities	7,592	—
Customer deposits	53,705	63,591
Other term debt	1,751	2,166
Senior notes	—	133,370

	416,178	606,858

Mortgage Banking:
Accounts payable and other liabilities	13,171	19,306
Note payable	90,338	12,344

	103,509	31,650

Total liabilities	519,687	638,508

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,557,913 and 20,559,671 shares issued as of December 31, 2010 and 2009, respectively	206	206
Additional paid-in-capital	951,234	830,531
Deferred compensation trust — 158,894 and 265,278 shares of NVR, Inc. common stock as of December 31, 2010 and 2009, respectively	(27,582)	(40,799)
Deferred compensation liability	27,582	40,799
Retained earnings	4,029,072	3,823,067
Less treasury stock at cost — 14,894,357 and 14,609,560 shares as of December 31, 2010 and 2009, respectively	(3,240,138)	(2,896,542)

Total shareholders’ equity	1,740,374	1,757,262

Total liabilities and shareholders’ equity	$2,260,061	$2,395,770

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Homebuilding:
Revenues	$2,980,758	$2,683,467	$3,638,702
Other income	9,299	8,697	16,386
Cost of sales	(2,438,292)	(2,185,733)	(3,181,010)
Selling, general and administrative	(257,394)	(233,152)	(308,739)

Operating income	294,371	273,279	165,339
Interest expense	(4,903)	(10,196)	(12,902)
Goodwill and intangible asset impairment	—	—	(11,686)

Homebuilding income	289,468	263,083	140,751

Mortgage Banking:
Mortgage banking fees	61,134	60,381	54,337
Interest income	5,411	2,979	3,955
Other income	767	629	745
General and administrative	(33,261)	(27,474)	(31,579)
Interest expense	(1,126)	(1,184)	(754)

Mortgage banking income	32,925	35,331	26,704

Income before taxes	322,393	298,414	167,455
Income tax expense	(116,388)	(106,234)	(66,563)

Net income	$206,005	$192,180	$100,892

Basic earnings per share	$34.96	$33.10	$18.76

Diluted earnings per share	$33.42	$31.26	$17.04

Basic weighted average shares outstanding	5,893	5,807	5,379

Diluted weighted average shares outstanding	6,165	6,149	5,920

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

		Additional			Deferred	Deferred
	Common	Paid-in	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2007	$206	$663,631	$3,529,995	$(3,064,457)	$(75,636)	$75,636	$1,129,375

Net income	—	—	100,892	—	—	—	100,892
Deferred compensation activity	—	—	—	—	786	(786)	—
Purchase of common stock for treasury	—	—	—	—	(128)	128	—
Stock-based compensation	—	41,204	—	—	—	—	41,204
Tax benefit from stock options exercised and deferred compensation distributions	—	50,240	—	—	—	—	50,240
Proceeds from stock options exercised	—	52,078	—	—	—	—	52,078
Treasury stock issued upon option exercise	—	(84,888)	—	84,888	—	—	—

Balance, December 31, 2008	206	722,265	3,630,887	(2,979,569)	(74,978)	74,978	1,373,789

Net income	—	—	192,180	—	—	—	192,180
Deferred compensation activity	—	—	—	—	34,179	(34,179)	—
Stock-based compensation	—	46,302	—	—	—	—	46,302
Tax benefit from stock options exercised and deferred compensation distributions	—	66,448	—	—	—	—	66,448
Proceeds from stock options exercised	—	78,543	—	—	—	—	78,543
Treasury stock issued upon option exercise	—	(83,027)	—	83,027	—	—	—

Balance, December 31, 2009	206	830,531	3,823,067	(2,896,542)	(40,799)	40,799	1,757,262

Net income	—	—	206,005	—	—	—	206,005
Deferred compensation activity	—	—	—	—	13,217	(13,217)	—
Purchase of common stock for treasury	—	—	—	(417,079)	—	—	(417,079)
Stock-based compensation	—	53,136	—	—	—	—	53,136
Tax benefit from stock options exercised and deferred compensation distributions	—	63,558	—	—	—	—	63,558
Proceeds from stock options exercised	—	77,492	—	—	—	—	77,492
Treasury stock issued upon option exercise	—	(73,483)	—	73,483	—	—	—

Balance, December 31, 2010	$206	$951,234	$4,029,072	$(3,240,138)	$(27,582)	$27,582	$1,740,374

See notes to consolidated financial statements

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$206,005	$192,180	$100,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	9,713	13,641
Excess income tax benefit from exercise of stock options	(63,558)	(66,448)	(50,240)
Equity-based compensation expense	53,136	46,302	41,204
Contract land deposit impairments (recoveries)	4,264	(6,464)	165,024
Gain on sale of loans	(46,225)	(46,960)	(38,921)
(Gain) loss on sale of fixed assets	(167)	(358)	472
Gain on extinguishment of debt	—	—	(251)
Impairment of goodwill and intangible assets	—	—	11,686
Deferred tax expense (benefit)	13,558	21,905	(12,048)
Mortgage loans closed	(2,109,505)	(1,943,074)	(2,046,575)
Proceeds from sales of mortgage loans	2,011,765	2,018,151	2,115,607
Principal payments on mortgage loans held for sale	2,554	2,072	4,321
Distribution of earnings from unconsolidated joint ventures	1,307	—	—
Net change in assets and liabilities:
(Increase) decrease in inventories	(8,783)	(18,148)	288,284
(Increase) decrease in contract land deposits	(53,866)	(14,848)	29
Decrease (increase) in receivables	1,532	3,682	(1,016)
Increase (decrease) in accounts payable, accrued expenses and customer deposits	56,752	82,578	(157,111)
Other, net	(20,644)	(38,641)	27,363

Net cash provided by operating activities	55,388	241,642	462,361

Cash flows from investing activities:
Purchase of marketable securities	(150,000)	(858,362)	—
Redemption of marketable securities at maturity	369,535	638,827	—
Investments in unconsolidated joint ventures	(2,000)	—	—
Distribution of capital from unconsolidated joint ventures	1,193	—	—
Purchase of property, plant and equipment	(6,943)	(3,044)	(6,899)
Proceeds from the sale of property, plant and equipment	655	962	1,401

Net cash provided by (used in) investing activities	212,440	(221,617)	(5,498)

Cash flows from financing activities:
Purchase of treasury stock	(417,079)	—	—
Purchase of NVR common stock for deferred compensation plan	—	—	(128)
Net borrowings (repayments) under notes payable and credit lines	77,579	(32,559)	(39,214)
Net borrowings under non-recourse debt related to consolidated variable interest entity	7,592	—	—
Redemption of senior notes	(133,370)	(29,950)	(36,405)
Excess income tax benefit from exercise of stock options	63,558	66,448	50,240
Exercise of stock options	77,492	78,543	52,078

Net cash (used in) provided by financing activities	(324,228)	82,482	26,571

Net (decrease) increase in cash and cash equivalents	(56,400)	102,507	483,434
Cash and cash equivalents, beginning of year	1,250,150	1,147,643	664,209

Cash and cash equivalents, end of year	$1,193,750	$1,250,150	$1,147,643

(Continued)
See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Supplemental disclosures of cash flow information:
Interest paid during the year	$5,805	$10,010	$12,656

Income taxes paid during the year, net of refunds	$40,669	$(28,807)	$65,128

Supplemental disclosures of non-cash activities:
Investment in newly formed consolidated joint venture	$(25,214)	$—	$—
Change in net consolidated variable interest entities	$—	$(976)	$(10,346)
See notes to consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 3 herein for additional information). All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates the estimates used to prepare the consolidated financial statements and updates those estimates as necessary. In general, the Company’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2010, $358 of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entities” in the accompanying balance sheet.
     The homebuilding segment had restricted cash of $22,889 and $4,613 at December 31, 2010 and 2009, respectively. Restricted cash in 2010 is primarily attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 10. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.
     The mortgage banking segment had restricted cash of $555 and $49 at December 31, 2010 and 2009, respectively, which included amounts collected at closing related to mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.
Marketable Securities
     As of December 31, 2010 and 2009 the Company held marketable securities totaling $0 and $219,535, respectively. These securities, which are debt securities issued by U.S. government agencies, are classified by the Company as held to maturity and are measured at amortized cost and mature within one year.
Homebuilding Inventory
     The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development, as

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
applicable (see below). Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.
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
     NVR maintains an allowance for losses on contract land deposits that reflects the Company’s judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, NVR utilizes an Accounting Standards Codification (“ASC”) 450, Contingencies, loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, NVR assesses contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either the Company or the developer along with an analysis of the expected outcome of any such default.
     NVR’s analysis is focused on whether the Company can sell houses profitably in a particular community in the current market with which the Company is faced. Because the Company does not own the finished lots on which the Company has placed a contract land deposit, if the above analysis leads to a determination that the Company can’t sell homes profitably at the current contractual lot price, the Company then determines whether it will elect to default under the contract, forfeit the deposit and terminate the contract, or whether the Company will attempt to restructure the lot purchase contract, which may require it to forfeit the deposit to obtain contract concessions from a developer. The Company also assesses whether an impairment is present due to collectibility issues resulting from a developer’s non-performance because of financial or other conditions.
     For the year ended December 31, 2010, the Company incurred pre-tax charges of approximately $4,300 related to the impairment of contract land deposits. During the year ended December 31, 2009, the Company had a net pre-tax recovery of approximately $6,500 of contract land deposits previously considered to be uncollectible. For the year ended December 31, 2008, the Company incurred pre-tax charges of approximately $165,000. These impairment charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $73,500 and $89,500 impairment valuation allowance at December 31, 2010 and 2009, respectively.
Land Under Development
     On a very limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. NVR does not believe that any of the land under development, all of which was acquired during 2010, is impaired at this time.
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
Warranty/Product Liability Accruals
     The Company establishes warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Mortgage Loans Held for Sale, Derivatives and Hedging Activities
     NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. NVR sells all of the loans it originates into the secondary market typically within 30 days from origination. All of the loans that the Company originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. The Company maintains an allowance for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that it has originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications (see Note 12 herein for further information).
     Mortgage loans held for sale are recorded at fair value at closing and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.
     In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2010, there were contractual commitments to extend credit to borrowers aggregating $96,265, and open forward delivery sale contracts aggregating $262,839. See Note 11 herein for a description of our fair value accounting calculation.
Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Weighted average number of shares outstanding used to calculate basic EPS	5,893,105	5,806,773	5,379,409
Dilutive securities:
Stock options and restricted share units	271,512	341,996	540,876

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,164,617	6,148,769	5,920,285

     The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of tax benefits that would be credited or charged to additional paid-in capital assuming exercise of the stock option or vesting of the restricted share unit. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Stock options issued under equity benefit plans to purchase 443,565; 134,405 and 316,747 shares of common stock were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
Revenues-Homebuilding Operations
     NVR builds single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis for the ultimate customer. Revenues are recognized at the time the unit is settled and title passes to the customer, adequate cash payment has been received and there is no continuing involvement. In situations where the buyer’s financing is originated by NVR Mortgage Finance, Inc. (“NVRM), a wholly-owned subsidiary of NVR, and the buyer has not made an adequate initial or continuing investment as prescribed by GAAP, the profit on such settlement is deferred until the sale of the related loan to a third-party investor has been completed.
Mortgage Banking Fees
     Mortgage banking fees include income earned by NVRM for originating mortgage loans, servicing mortgage loans held on an interim basis, title fees, gains and losses on the sale of mortgage loans and mortgage servicing and other activities incidental to mortgage banking. Mortgage banking fees are generally recognized after the loan has been sold to an unaffiliated, third party investor.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of income. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of the taxing authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation.
Financial Instruments
     Except as otherwise noted herein, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments (see Note 11 herein for further information).
Stock-Based Compensation
     The company accounts for its stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option and restricted share unit plans. The expense is based on the grant-date fair value of the stock options and restricted share units granted, and is recognized ratably over the requisite service period. The Company calculates the fair value of its non-publicly traded, employee stock options using the Black-Scholes option-pricing model. The grant date fair value of the restricted share units is the closing price of the Company’s common stock on the day immediately preceding the date of grant. The Company’s equity-based compensation programs are accounted for as equity-classified awards. See Note 9 herein for further discussion of stock-based compensation plans.
Comprehensive Income
     For the years ended December 31, 2010, 2009 and 2008, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company’s disclosures conform to the requirements of ASU 2010-06. See Note 11 herein for additional discussion of fair value measurements.

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
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810, Consolidation, through Accounting Standards Update 2009-17. This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”) and revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The amendment to ASC 810 was effective for the Company’s fiscal year beginning January 1, 2010. Upon adoption of ASC 810, all of the assets and liabilities of consolidated VIEs at December 31, 2009 were deconsolidated, and there was no resultant gain or loss. See Note 3 herein for further discussion of consolidated VIEs.
2. Segment Information, Nature of Operations, and Certain Concentrations
     NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty-three metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 47% of its 2010 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.
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
     In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s Senior Notes and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Homebuilding Mid Atlantic	$1,780,521	$1,661,244	$2,161,764
Homebuilding North East	287,561	254,654	347,142
Homebuilding Mid East	632,377	505,431	659,649
Homebuilding South East	280,299	262,138	470,147
Mortgage Banking	61,134	60,381	54,337

Total Consolidated Revenues	$3,041,892	$2,743,848	$3,693,039

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Profit:
Homebuilding Mid Atlantic	$209,496	$185,861	$103,690
Homebuilding North East	25,090	19,572	13,182
Homebuilding Mid East	56,882	38,012	39,643
Homebuilding South East	10,870	7,384	7,904
Mortgage Banking	35,704	38,138	29,227

Total Segment Profit	338,042	288,967	193,646

Contract land deposit impairment reserve (1)	16,206	42,939	(41,134)
Equity-based compensation expense (2)	(53,136)	(46,302)	(41,204)
Corporate capital allocation (3)	65,971	61,753	108,509
Unallocated corporate overhead (4)	(55,992)	(44,103)	(52,696)
Consolidation adjustments and other	15,848	4,970	24,437
Impairment of goodwill and intangible assets (5)	—	—	(11,686)
Corporate interest expense	(4,546)	(9,810)	(12,417)

Reconciling items sub-total	(15,649)	9,447	(26,191)

Consolidated Income before Taxes	$322,393	$298,414	$167,455

	As of December 31,
	2010	2009	2008
Assets:
Homebuilding Mid Atlantic	$414,090	$448,019	$403,439
Homebuilding North East	35,827	54,132	53,732
Homebuilding Mid East	78,246	94,225	82,976
Homebuilding South East	43,041	37,663	53,890
Mortgage Banking	196,441	52,696	83,432

Total Segment Assets	767,645	686,735	677,469

Consolidated variable interest entities (6)	22,371	70,430	114,930
Cash and cash equivalents	1,190,731	1,248,689	1,146,426
Land under development (7)	78,058	—	—
Marketable securities	—	219,535	—
Deferred taxes	184,930	200,340	223,393
Intangible assets	48,927	48,927	48,927
Contract land deposit reserve	(73,517)	(94,940)	(155,858)
Consolidation adjustments and other (8)	40,916	16,054	47,949

Reconciling items sub-total	1,492,416	1,709,035	1,425,767

Consolidated Assets	$2,260,061	$2,395,770	$2,103,236

	Year Ended December 31,
	2010	2009	2008
Interest Income:
Mortgage Banking	$5,411	$2,979	$3,955

Total Segment Interest Income	5,411	2,979	3,955
Other unallocated interest income	5,301	5,407	10,909

Consolidated Interest Income	$10,712	$8,386	$14,864

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Interest Expense:
Homebuilding Mid Atlantic	$45,082	$41,130	$73,441
Homebuilding North East	5,936	6,475	10,084
Homebuilding Mid East	9,669	8,873	12,976
Homebuilding South East	5,641	5,661	12,493
Mortgage Banking	1,126	1,184	754

Total Segment Interest Expense	67,454	63,323	109,748
Corporate capital allocation	(65,971)	(61,753)	(108,509)
Senior Note and other interest	4,546	9,810	12,417

Consolidated Interest Expense	$6,029	$11,380	$13,656

	Year Ended December 31,
	2010	2009	2008
Depreciation and Amortization:
Homebuilding Mid Atlantic	$3,369	$4,351	$7,005
Homebuilding North East	515	612	974
Homebuilding Mid East	1,224	1,233	1,626
Homebuilding South East	758	1,163	1,715
Mortgage Banking	362	357	395

Total Segment Depreciation and Amortization	6,228	7,716	11,715
Unallocated corporate	1,035	1,997	1,926

Consolidated Depreciation and Amortization	$7,263	$9,713	$13,641

	Year Ended December 31,
	2010	2009	2008
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$2,165	$1,511	$3,142
Homebuilding North East	440	414	508
Homebuilding Mid East	2,247	741	1,372
Homebuilding South East	583	269	1,369
Mortgage Banking	883	87	305

Total Segment Expenditures for Property and Equipment	6,318	3,022	6,696
Unallocated corporate	625	22	203

Consolidated Expenditures for Property and Equipment	$6,943	$3,044	$6,899

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. During both 2010 and 2009, unallocated reserves decreased from the respective prior years primarily as a result of charging previously reserved land impairments to the operating segments and to certain recoveries of deposits previously determined to be impaired.

(2)	The increase in equity-based compensation expense in 2010 compared to the prior year was primarily due to the granting of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the current year. The current year increase in stock based compensation expense was partially offset by an approximate $7,600 pre-tax reversal of stock-based compensation expense attributable to an adjustment of the Company’s option forfeiture estimates based on the Company’s actual forfeiture experience.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2010	2009	2008
Homebuilding Mid Atlantic	$44,758	$40,765	$73,042
Homebuilding North East	5,926	6,473	10,081
Homebuilding Mid East	9,657	8,863	12,902
Homebuilding South East	5,630	5,652	12,484

Total	$65,971	$61,753	$108,509

(4)	The increases in unallocated corporate overhead in 2010 from 2009 is attributable to increased personnel levels year over year and to higher management incentive costs as the prior year incentive plan was limited to a payout of 50% of the maximum bonus opportunity. The decrease in 2009 from 2008 was primarily driven by a reduction in personnel and other overhead costs as part of the Company’s focus to size the organization to meet current activity levels.

(5)	The 2008 impairment charge relates to the write-off of goodwill and indefinite life intangible assets related to the Company’s 2005 acquisition of Rymarc Homes and the goodwill related to the 1997 acquisition of Fox Ridge Homes.

(6)	The decrease in consolidated variable interest entities (“VIEs”) was attributable to the adoption of amended ASC 810, which resulted in the deconsolidation in 2010 of all VIEs consolidated in 2009. The current year balance relates to the assets of one joint venture consolidated under ASC 810. See Note 3 for additional discussion of VIEs.

(7)	Land under development is not allocated to the respective operating segment until the building lots are finished. See Note 3 for additional discussion of land under development.

(8)	The increase in consolidation adjustments and other was attributable to an approximate $18,000 increase in restricted cash resulting from the transition to a new letter of credit agreement which requires the Company to maintain cash reserves equal to the value of letter of credits outstanding. The decrease in 2009 from 2008 was primarily attributable to changes in the corporate consolidation entries based on production volumes year over year.
3. Consolidation of Variable Interest Entities, Joint Ventures and Land Under Development
     Effective January 1, 2010, NVR adopted Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810, Consolidation, through Accounting Standards Update 2009-17 (“ASC 810”). This statement amends FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”), revises the approach to determining the primary

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
beneficiary of a VIE to be more qualitative in nature, and requires companies to more frequently reassess whether they must consolidate a VIE.
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
     NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. NVR may, at its option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of its intent not to acquire the finished lots under contract. NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements. In other words, if NVR does not perform under a purchase agreement, NVR loses only its deposit. None of the creditors of any of the development entities with which NVR enters fixed price purchase agreements have recourse to the general credit of NVR. NVR generally does not have any specific performance obligations to purchase a certain number or any of the lots, nor does NVR guarantee completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.
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
     The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities. Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
     As of December 31, 2010, NVR controlled approximately 50,400 lots with deposits in cash and letters of credit totaling approximately $174,300 and $6,600, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations, as follows:

December 31, 2010
Contract land deposits	$174,303
Loss reserve on contract land deposits	(73,517)

Contract land deposits, net	100,786

Contingent obligations in the form of letters of credit	6,610
Contingent specific performance obligations (1)	1,944

Total risk of loss	$109,340

(1)	At December 31, 2010, the Company was committed to purchase 43 finished lots under specific performance obligations.
     At December 31, 2009, the Company evaluated all of its fixed price purchase agreements and LLC arrangements and determined that it was the primary beneficiary of twenty-one of those development entities with which the agreements and arrangements are held. As a result, at December 31, 2009, NVR had consolidated such development entities in the accompanying consolidated balance sheet. Where NVR deemed itself to be the primary beneficiary of a development entity created after December 31, 2003 and the development entity refused to provide financial statements, NVR utilized estimation techniques to perform the consolidation. The effect of the consolidation at December 31, 2009 was the inclusion on the balance sheet of $70,430 as “Consolidated assets not owned,” with a corresponding inclusion of $65,915 as “Liabilities related to consolidated assets not owned,” after elimination of intercompany items. Inclusive in these totals were assets and liabilities of approximately $40,900 for twelve development entities created after December 31, 2003 that did not provide financial statements. Upon adoption of ASC 810, all of the assets and liabilities of consolidated VIEs at December 31, 2009 were deconsolidated, and there was no resultant gain or loss.
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
     At December 31, 2010, the Company had an aggregate investment totaling approximately $37,200 in three JVs that are expected to produce approximately 1,100 finished lots. At December 31, 2010, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the three JVs. The Company has determined that it is not the primary beneficiary of two of the JVs because NVR and the respective JV partner share power, and the joint venture investments related to those two JV’s are included in other assets in the

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
accompanying consolidated balance sheet. NVR has concluded that it is the primary beneficiary of the remaining JV because the Company has the controlling financial interest in the JV. The condensed balance sheet at December 31, 2010 of the consolidated JV is as follows:

December 31, 2010

Cash	$358
Restricted cash	501
Other assets	126
Land under development	21,386

Total assets	$22,371

Debt	$7,592
Accrued expenses	59
Equity	14,720

Total liabilities and equity	$22,371

     At December 31, 2009, NVR had an aggregate investment totaling approximately $25,000 in ten separate LLCs. As of December 31, 2009, eight of these LLCs were non-performing and as a result NVR had recorded an impairment reserve equal to the Company’s total investment of approximately $3,000 in these LLCs. NVR does not expect to obtain any lots from these eight LLCs in future periods. In the two performing LLCs, the Company’s aggregate investment totaled $22,000 and the Company controlled approximately 760 lots through these LLCs. The Company’s investment in LLCs is recorded in “Other assets” in the consolidated financial statements. At December 31, 2009, NVR had additional funding commitments totaling $4,000 to one of these two performing LLCs. Also included in “Other assets” in the 2009 consolidated balance sheet is an acquisition and development loan note receivable that the Company purchased for approximately $20,000, on which the Company foreclosed on the underlying real estate.
     Distributions received from joint ventures are considered operating cash flows within the accompanying statements of cash flows to the extent of NVR’s cumulative share of joint venture income. Any distributions received in excess of that amount are considered a return of capital, and is classified as cash flows from investing activities.
     Land Under Development
     During 2010, NVR directly acquired four separate raw parcels of land zoned for their intended use with a cost basis at December 31, 2010 of approximately $78,000 that it intends to develop into approximately 890 finished lots for use in its homebuilding operations. All of the raw parcels are located in the Washington, D.C. metropolitan area. One of the parcels, with a cost basis of approximately $51,000 at December 31, 2010, was acquired from an entity controlled by Elm Street Development, Inc., which is controlled by one of our directors, William A. Moran. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots.
4. Related Party Transactions
     During the year ended December 31, 2010, NVR entered into new forward lot purchase agreements to purchase finished building lots for a total purchase price of approximately $55,000 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of our directors, Mr. Moran. The independent members of our Board approved these transactions, and the Company expects to purchase these finished lots over the next four years at the contract prices. During 2010, 2009 and 2008, NVR purchased developed lots at

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
market prices from Elm Street for approximately $54,600, $46,700 and $38,000. NVR expects to purchase the majority of the remaining lots under contract at December 31, 2010 over the next four years for an aggregate purchase price of approximately $117,000. During 2010, NVR forfeited $118 of deposit to restructure a forward lot purchase agreement to obtain reduced purchase prices for finished lots under the agreement. The Company also continues to control a parcel of raw land expected to yield at least 600 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any additional capital contributions to that joint venture in 2010. Further, during 2010, NVR also purchased a zoned, unimproved raw parcel of land from Elm Street for a total purchase price of approximately $49,000 which is included in the land under development caption in the accompanying balance sheet at a current cost basis, including development costs, of approximately $51,000. See Note 3 herein for further discussion of land under development.
5. Property, Plant and Equipment, net

	December 31,
	2010	2009
Homebuilding:
Office facilities and other	$13,554	$13,324
Model home furniture and fixtures	16,545	18,354
Manufacturing facilities	28,398	28,581
Property under capital leases	3,976	3,976

	62,473	64,235
Less: accumulated depreciation	(42,950)	(44,020)

	$19,523	$20,215

Mortgage Banking:
Office facilities and other	$4,088	$3,586
Less: accumulated depreciation	(3,138)	(3,140)

	$950	$446

     Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 6 herein.
6. Debt

	December 31,
	2010	2009
Homebuilding:
Working capital revolving credit (a)	$—	$—

Other term debt:
Capital lease obligations due in monthly installments through 2015 (b)	$1,751	$2,166

Senior notes (c)	$—	$133,370

Mortgage Banking:
Master repurchase agreement (d)	$90,338	$12,344

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
(a)	During 2010 and 2009, the Company, as borrower, had available a $300,000 unsecured working capital revolving credit facility (the “Facility”). Effective October 27, 2010, the Company voluntarily terminated the Facility which was set to expire on December 6, 2010. The Company currently does not intend to enter into a new credit facility; however, effective October 27, 2010, the Company entered into an uncommitted collateralized letter of credit facility to issue letters of credit in our ordinary course of business. See Note 10 for further discussion of letters of credit.

(b)	The capital lease obligations have fixed interest rates ranging from 13.1% to 14.1% and are collateralized by land, buildings and equipment with a net book value of approximately $681 and $866 at December 31, 2010 and 2009, respectively.

The following schedule provides future minimum lease payments under all capital leases together with the present value as of December 31, 2010:

Year ending December 31,
2011	$346
2012	644
2013	644
2014	669
2015	56
Thereafter	—

2,359
Amount representing interest	(608)

$1,751

(c)	On June 17, 2003, NVR completed an offering, at par, for $200,000 of 5% Senior Notes due 2010 (the “Senior Notes”) under a shelf registration statement filed in 1998 with the Securities and Exchange Commission (the “SEC”). The Senior Notes bore interest at 5%, payable semi-annually in arrears on June 15 and December 15. The Senior Notes matured on June 15, 2010, and upon their maturity, the Company redeemed the $133,370 in outstanding Senior Notes at par.

On September 8, 2008, the Company filed a shelf registration statement (the “2008 Shelf Registration”) with the SEC to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. This discussion of the 2008 Shelf Registration does not constitute an offer of any securities for sale.

(d)	On July 30, 2010, NVRM renewed and amended its Master Repurchase Agreement dated August 5, 2008 with U.S. Bank National Association, as Agent and representative of itself as a Buyer, and the other Buyers thereto (the “Master Repurchase Agreement”) pursuant to a Second Amendment to Master Repurchase Agreement with U.S. Bank National Association, as Agent and representative of itself as Buyer (“Agent”), and the other Buyers thereto (together with the Master Repurchase Agreement, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $100,000, subject to certain sub limits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 2, 2011.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. Prior to the July 30, 2010 renewal date, the Pricing Rate was based on LIBOR plus LIBOR Margin, or at NVRM’s option, the Balance Funded Rate, which included credit for compensating balances. Under the Repurchase Agreement, the Company may enter into separate agreements with the Buyers party to the Repurchase Agreement, adjusting the Pricing Rate in effect. These separate agreements do not effect the maximum aggregate commitment available under the Repurchase Agreement. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The average Pricing Rate on outstanding balances at December 31, 2010 was 4.1%. The average Pricing Rate for amounts outstanding under the previous Repurchase Agreement at December 31, 2009 was 4.1%.
At December 31, 2010, there was $90,338 outstanding under the Repurchase Agreement, which is included in Mortgage Banking “Note payable” in the accompanying consolidated balance sheet. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the December 31, 2010 balance sheet in the accompanying consolidated financial statements. There were no borrowing base limitations at December 31, 2010.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2010.
* * * * *
Maturities with respect to the Company’s debt as of December 31, 2010 are as follows:

Year ending December 31,
2011	$90,441
2012	456
2013	520
2014	616
2015	56
Thereafter	—

Total	$92,089

The $90,441 maturing in 2011 includes $90,338 of borrowings under the Repurchase Agreement.
7. Common Stock
     There were 5,663,556 and 5,950,111 common shares outstanding at December 31, 2010 and 2009, respectively. As of December 31, 2010, NVR had reacquired a total of approximately 21,400,000 shares of NVR common stock at an aggregate cost of approximately $3,837,000 since December 31, 1993. The Company repurchased 644,562 shares at an aggregate purchase price of approximately $417,080 during 2010. The Company did not repurchase any shares during 2009 or 2008.
     Since 1999, the Company has issued shares from the treasury for all stock option exercises. There

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
have been approximately 6,507,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 359,765; 418,775 and 426,751 such shares during 2010, 2009 and 2008, respectively.
8. Income Taxes
     The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Current:
Federal	$96,449	$69,911	$63,614
State	12,468	8,556	9,785
Deferred:
Federal	6,352	23,474	(5,702)
State	1,119	4,293	(1,134)

	$116,388	$106,234	$66,563

     In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$63,558	$66,448	$50,240

     Deferred income taxes on NVR’s consolidated balance sheets are comprised of the following:

	December 31,
	2010	2009
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$96,459	$104,907
Deferred compensation	11,642	16,897
Equity-based compensation expense	49,469	43,149
Uniform capitalization	5,495	5,477
Unrecognized tax benefit	24,514	25,671
Other	5,856	10,480

Total deferred tax assets	193,435	206,581
Less: deferred tax liabilities	948	531

Net deferred tax position	$192,487	$206,050

     Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes, stock option expense and deferred compensation, which are not currently deductible for tax return purposes.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
     Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be $118,240 for the year ended December 31, 2010, and was $56,157 for the year ended December 31, 2009.
     A reconciliation of income tax expense in the accompanying Consolidated Statements of Income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Income taxes computed at the Federal statutory rate	$112,838	$104,445	$58,609
State income taxes, net of Federal income tax benefit	7,731	7,467	6,004
Other, net	(4,181)	(5,678)	1,950

	$116,388	$106,234	$66,563

     The Company’s effective tax rate in 2010, 2009 and 2008 was 36.10%, 35.60% and 39.75%, respectively. The lower effective tax rates in 2010 and 2009 as compared to 2008 were due to the expiration of certain tax reserves previously established, the amendment of certain prior year federal and state income tax returns that the Company believes will result in tax refunds, and changes under Internal Revenue Code Section 199, domestic manufacturing deduction, that provides the Company the ability to obtain a larger tax benefit. In addition, the 2009 effective tax rate was favorably impacted by Mr. Schar relinquishing his Executive Officer role with the Company in 2009, generating a tax benefit related to compensation expense recorded for certain outstanding option grants held by Mr. Schar that were previously considered to be a permanent non-deductible tax difference.
     The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2007.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Balance at beginning of year	$48,669	$53,339
Additions for tax positions for prior years	—	72
Additions based on tax positions related to the current year	4,092	2,769
Reductions for tax positions of prior years	(8,039)	(7,511)
Settlements	—	—

Balance at end of year	$44,722	$48,669

     If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (on a net basis) is $29,070.
     The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2010, 2009 and 2008 the Company accrued interest on unrecognized tax benefits in the amounts of $573, $932 and $5,150, respectively. For the years ended December 31, 2010 and 2009, the Company had a total of $22,721 and $22,149, respectively, of accrued

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
interest on unrecognized tax benefits in its balance sheet. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
     The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $3,026 due to statute expiration in various state jurisdictions. The Company is currently under audit by the states of New York, Pennsylvania, South Carolina and Tennessee.
9. Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans
Equity-Based Compensation Plans
     NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 8 years, depending upon the plan from which the shares were granted, based solely on continued employment or continued service as a Director. RSUs are also granted for a ten-year term and generally vest in separate tranches over a period of 2 years, based solely on continued employment or continued service as a Director. At December 31, 2010, there was an aggregate of 1,053,425 options and 149,727 RSUs outstanding, and there were an additional 270,247 available shares to be granted under existing equity-based compensation plans. Of the available shares to be granted, up to 90,273 shares may be granted in the form of RSUs.
     The following is a summary description of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2010:
•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There are 2,000,000 Options authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options expire 10 years after the dates upon which they were granted, and vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 1996 Option Plan.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There are 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The Options expire 10 years after the dates upon which they were granted. The outstanding Options generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 1998 Option Plan.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The Options were granted for a 10-year period and generally vest annually in twenty-five percent (25%) increments beginning on December 31, 2006, or later as determined by the date of grant. There are no grants remaining available to issue from the 1998 Directors’ Plan.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There are 2,000,000 Options authorized under the 2000 Plan. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. Grants under the 2000 Plan are available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, are limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 2000 Plan.

•	During 2010, the Company’s shareholders approved the Board of Directors’ adoption of the 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan authorizes the Company to issue non-qualified stock options (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, to acquire up to an aggregate 700,000 shares of the Company’s common stock. Of the 700,000 aggregate shares available to issue, up to 240,000 may be granted in the form of RSUs. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and all RSUs are granted at a $0 exercise price. The Options and RSUs are granted for a 10-year period. The RSUs generally vest annually in 50% increments beginning on December 31, 2011, and the Options generally vest as to 50% of the underlying shares in annual increments beginning on December 31, 2013. At December 31, 2010, there were 270,247 shares available to be granted under the 2010 Equity Plan, of which 90,273 may be granted as RSU’s.
     During 2010, the Company issued Options to purchase 152,690 shares of its common stock under the 2000 Plan. The Company also issued 282,143 Options and 150,504 RSUs under the 2010 Plan. The exercise price of each Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant, and each RSU was granted at a $0 exercise price. Each Option and RSU was granted for a term of ten (10) years from the date of grant. The majority of the Options will vest in 50% increments on each of December 31, 2013 and 2014, and the RSUs will vest in 50% increments on each of December 31, 2011 and 2012. All Options and RSUs granted are subject to the grantee’s continued employment or continued service as a Director, as applicable.
     The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2010:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Life	Intrinsic
	Options	Price	(Years)	Value
Stock Options
Outstanding at beginning of period	999,142	$342.08
Granted	434,833	701.94
Exercised	(359,765)	218.55
Forfeited	(20,723)	524.91
Expired	(62)	759.00

Outstanding at end of period	1,053,425	$529.18	6.2	$170,486

Exercisable at end of period	567,383	$400.94	3.3	$164,586

RSUs (1)
Outstanding at beginning of period	—
Granted	150,504
Forfeited	(777)

Outstanding at end of period	149,727			$103,464

Exercisable at end of period	—			$—

(1)	RSUs granted in the current year were issued at a $0 exercise price.
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

	2010	2009	2008
Estimated option life	5.02 years	4.70 years	3.95 years
Risk free interest rate (range)	0.99% - 2.84%	1.78% - 3.65%	1.00% - 4.19%
Expected volatility (range)	34.34% - 41.12%	31.83% - 41.72%	31.57% - 38.75%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$256.35	$187.10	$156.85
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
     Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2010, 2009, and 2008, the Company recognized $53,136, $46,302 and $41,204 in equity-based compensation costs, respectively, and approximately $19,200, $18,000 and $12,600 tax benefit related to equity-based compensation costs, respectively. In 2010, the Company reversed approximately $7,600 in stock-based compensation expense previously recorded to adjust compensation expense for the actual forfeiture experience from prior forfeiture rate estimates. The reversal was made to the accounts originally charged as follows; approximately $6,600 and $400 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $600 from NVRM general and administrative expense.
     As of December 31, 2010, the total unrecognized compensation cost for all outstanding Options and RSUs equals approximately $165,232, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2016. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.1 years.
     The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2010, 2009 and 2008, options to purchase shares of the Company’s common stock of 359,765; 418,775 and 426,751 were exercised. Information with respect to the exercised options is as follows:

	2010	2009	2008
Aggregate exercise proceeds (1)	$78,626	$79,157	$70,978
Aggregate intrinsic value on exercise dates	$165,007	$135,652	$175,190

(1)	Aggregate exercise proceeds include the option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.
     The Company has elected the alternative transition method to establish the beginning balance of the additional paid-in capital pool available to absorb any future write-offs of deferred tax benefits associated with stock-based compensation.
Profit Sharing Plans
     NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2010, 2009 and 2008 was $6,567, $6,447 and $6,856, respectively. The ESOP purchased approximately 8,700 and 9,400 shares of NVR common stock in the open market for the 2010 and 2009 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2010, all shares held by the ESOP had been allocated to participants’ accounts. The 2010 plan year contribution was funded and fully allocated to participants in February 2011.

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
     The rabbi trust account held 158,894 and 265,278 shares of NVR common stock as of December 31, 2010 and 2009, respectively. During 2010, 106,384 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2010, 2009 or 2008. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2010, 2009 and 2008.
10. Commitments and Contingent Liabilities
     NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2010 are as follows:

Year ended December 31,
2011	$19,014
2012	13,715
2013	10,305
2014	8,188
2015	6,260
Thereafter	16,926

74,408
Sublease income	(1,201)

$73,207

     Total rent expense incurred under operating leases was approximately $29,741, $34,024 and $45,841 for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2010, assuming that contractual development milestones are met, the Company is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of $43,178. The Company also has seven specific performance contracts pursuant to

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
which the Company is committed to purchasing forty-three finished lots at an aggregate purchase price of approximately $1,900.
     During the ordinary course of operating the mortgage banking and homebuilding businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $38,300 of contingent obligations under such agreements (including $16,400 for letters of credit as described in Note 6(a) herein) as of December 31, 2010. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
     The following table reflects the changes in the Company’s warranty reserve for the following (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Warranty reserve, beginning of year	$64,417	$68,084	$70,284
Provision	44,633	35,688	40,468
Payments	(39,263)	(39,355)	(42,668)

Warranty reserve, end of year	$69,787	$64,417	$68,084

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
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) reporting certain findings that resulted from the NCCOB’s examination of selected files relating to loans originated by NVRM in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that NVRM correct or otherwise address the alleged violations and in some instances requested that NVRM undertake an examination of all of its other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. NVRM responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the NCCOB’s interpretation of applicable law. On November 15, 2010, the NCCOB provided a written response to NVRM’s June 10, 2010 letter closing certain alleged violations while reasserting certain other violations. On January 12, 2011, NVRM responded to the NCCOB’s November 15, 2010 letter providing additional factual information to address the remaining findings, and refuting the NCCOB’s interpretation of applicable law. Accordingly, while the outcome of the matter is currently not determinable, the Company does not expect resolution of the matter to have a material adverse effect on the Company’s financial position.
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
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2010, there were contractual commitments to extend credit to borrowers aggregating $96,265 and open forward delivery contracts aggregating $262,839.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 148 basis points of the loan amount as of December 31, 2010, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held for sale of $177,244 included in the accompanying consolidated balance sheet has been reduced by $4,453 from the aggregate principal balance of $181,697.
     The undesignated derivative instruments are included in the accompanying consolidated balance sheet as follows:

	Balance Sheet	Fair Value
	Location	December 31, 2010
Derivative Assets:
Rate Lock Commitments and Forward Sales Contracts	NVRM - Other assets	$5,461

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income as follows:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$96,265	$(459)	$(317)	$1,333	$—	$557
Forward sales contracts	$262,839	—	—	—	4,904	4,904
Mortgages held for sale	$181,697	(907)	(6,217)	2,671	—	(4,453)

Total Fair Value Measurement, December 31, 2010		(1,366)	(6,534)	4,004	4,904	1,008

Less: Fair Value Measurement, December 31, 2009		(788)	(2,501)	2,187	2,445	1,343

Total Fair Value Adjustment for the period ended December 31, 2010		$(578)	$(4,033)	$1,817	$2,459	$(335)

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
12. Mortgage Loan Loss Allowance
     During the years ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax charges for loan losses of approximately $6,200, $200 and $850, respectively. Included in the Mortgage Banking segment’s Accounts Payable and Other Liabilities line item within the accompanying consolidated balance sheet is a mortgage loan loss allowance equal to approximately $8,200 and $3,200 at December 31, 2010 and December 31, 2009, respectively.
13. Quarterly Results (unaudited)
     The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$794,470	$661,935	$946,972	$577,381
Gross profit — homebuilding operations	$139,505	$121,152	$175,497	$106,312
Mortgage banking fees	$16,535	$14,234	$17,532	$12,833
Net income	$58,698	$43,944	$71,276	$32,087
Diluted earnings per share	$9.96	$7.31	$11.13	$5.01
Contracts for sale, net of cancellations (units)	1,765	2,151	2,559	2,940
Settlements (units)	2,639	2,127	3,345	1,919
Backlog, end of period (units)	2,916	3,790	3,766	4,552
Loans closed	$597,949	$497,404	$706,551	$418,042

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