Form 10-Q
period 2011-03-31
NVR INC
filed 2011-05-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2011 there were 5,883,235 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,217,670	$1,190,731
Receivables	7,378	6,948
Inventory:
Lots and housing units, covered under sales agreements with customers	349,096	275,272
Unsold lots and housing units	60,172	70,542
Land under development	77,075	78,058
Manufacturing materials and other	5,901	7,457

	492,244	431,329

Assets related to consolidated variable interest entity	22,801	22,371
Contract land deposits, net	116,753	100,786
Property, plant and equipment, net	18,963	19,523
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	232,072	243,005

	2,149,461	2,056,273

Mortgage Banking:
Cash and cash equivalents	2,555	2,661
Mortgage loans held for sale, net	105,611	177,244
Property and equipment, net	887	950
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	9,867	15,586

	126,267	203,788

Total assets	$2,275,728	$2,260,061

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$115,977	$115,578
Accrued expenses and other liabilities	172,608	237,052
Liabilities related to consolidated variable interest entity	995	500
Non-recourse debt related to consolidated variable interest entity	7,587	7,592
Customer deposits	62,894	53,705
Other term debt	1,714	1,751

	361,775	416,178

Mortgage Banking:
Accounts payable and other liabilities	20,405	13,171
Note payable	75,347	90,338

	95,752	103,509

Total liabilities	457,527	519,687

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 and 20,557,913 shares issued as of March 31, 2011 and December 31, 2010, respectively	206	206
Additional paid-in-capital	1,014,017	951,234
Deferred compensation trust — 152,964 and 158,894 shares of NVR, Inc. common stock as of March 31, 2011 and December 31, 2010, respectively	(25,582)	(27,582)
Deferred compensation liability	25,582	27,582
Retained earnings	4,044,246	4,029,072
Less treasury stock at cost — 14,688,939 and 14,894,357 shares at March 31, 2011 and December 31, 2010, respectively	(3,240,268)	(3,240,138)

Total shareholders’ equity	1,818,201	1,740,374

Total liabilities and shareholders’ equity	$2,275,728	$2,260,061

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Homebuilding:
Revenues	$502,744	$577,381
Other income	1,458	2,369
Cost of sales	(417,920)	(471,069)
Selling, general and administrative	(67,188)	(60,741)

Operating income	19,094	47,940
Interest expense	(222)	(2,171)

Homebuilding income	18,872	45,769

Mortgage Banking:
Mortgage banking fees	11,760	12,833
Interest income	1,115	756
Other income	39	166
General and administrative	(6,677)	(6,529)
Interest expense	(274)	(264)

Mortgage banking income	5,963	6,962

Income before taxes	24,835	52,731

Income tax expense	(9,661)	(20,644)

Net income	$15,174	$32,087

Basic earnings per share	$2.61	$5.29

Diluted earnings per share	$2.52	$5.01

Basic average shares outstanding	5,823	6,066

Diluted average shares outstanding	6,020	6,399

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,174	$32,087
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,598	1,881
Excess income tax benefit from exercise of stock options	(17,811)	(31,911)
Equity-based compensation expense	15,580	5,678
Contract land deposit impairments (recoveries)	1,348	(1,922)
Gain on sales of loans	(9,130)	(9,929)
Mortgage loans closed	(335,952)	(398,316)
Proceeds from sales of mortgage loans	419,895	363,555
Principal payments on mortgage loans held for sale	1,317	169
Distribution of earnings from unconsolidated joint ventures	1,120	—
Net change in assets and liabilities:
Increase in inventories	(61,423)	(81,191)
Increase in contract land deposits	(17,315)	(10,524)
Decrease in receivables	101	249
(Decrease) increase in accounts payable, accrued expenses and customer deposits	(27,036)	23,402
Other, net	3,501	(11,391)

Net cash used in operating activities	(9,033)	(118,163)

Cash flows from investing activities:
Purchase of marketable securities	—	(100,000)
Redemption of marketable securities at maturity	—	194,535
Investments in unconsolidated joint ventures		(1,000)
Distribution of capital from unconsolidated joint ventures	4,380	—
Purchase of property, plant and equipment	(1,012)	(881)
Proceeds from the sale of property, plant and equipment	170	115

Net cash provided by investing activities	3,538	92,769

Cash flows from financing activities:
Purchase of treasury stock	(63,408)	—
Net (repayments) borrowings under notes payable and credit lines	(15,028)	43,839
Net repayments under non-recourse debt related to consolidated variable interest entity	(5)	—
Excess income tax benefit from equity based compensation	17,811	31,911
Exercise of stock options	92,670	41,786

Net cash provided by financing activities	32,040	117,536

Net increase in cash and cash equivalents	26,545	92,142
Cash and cash equivalents, beginning of the period	1,193,750	1,250,150

Cash and cash equivalents, end of period	$1,220,295	$1,342,292

Supplemental disclosures of cash flow information:
Interest paid during the period	$513	$587

Income taxes paid, net of refunds	$10,635	$8,686

Supplemental disclosures of non-cash activities:
Investment in consolidated joint venture	$—	$(23,776)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three-month periods ended March 31, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
2. Variable Interest Entities and Joint Ventures
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
     NVR is not involved in the design or creation of any of the development entities from which the Company purchases lots under fixed price purchase agreements. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. NVR has no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
flow returns to its equity holders. Further, NVR does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.
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
     As discussed above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of March 31, 2011 and December 31, 2010, is as follows:

	March 31, 2011	December 31, 2010
Contract land deposits	$191,400	$174,303
Loss reserve on contract land deposits	(74,647)	(73,517)

Contract land deposits, net	116,753	100,786

Contingent obligations in the form of letters of credit	4,461	6,610
Contingent specific performance obligations (1)	2,609	1,944

Total risk of loss	$123,823	$109,340

(1)	At March 31, 2011 and December 31, 2010, the Company was committed to purchase 29 and 43 finished lots under specific performance obligations, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
Joint Ventures
     On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount it has invested. NVR is not a borrower, guarantor or obligor on any debt of the JVs. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.
     At March 31, 2011, the Company had an aggregate investment totaling approximately $33,000 in three JVs that are expected to produce approximately 1,000 finished lots. At March 31, 2011, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the three JVs. The Company has determined that it is not the primary beneficiary of two of the JVs because NVR and the other JV partner share power. NVR has concluded that it is the primary beneficiary of the remaining JV because the Company has the controlling financial interest in the JV. The condensed balance sheets at March 31, 2011 and December 31, 2010, of the consolidated JV are as follows:

	March 31, 2011	December 31, 2010
Cash	$70	$358
Restricted cash	711	501
Other assets	126	126
Land under development	21,894	21,386

Total assets	$22,801	$22,371

Debt	$7,587	$7,592
Accrued expenses	455	59
Equity	14,759	14,720

Total liabilities and equity	$22,801	$22,371

3. Land Under Development
     On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of March 31, 2011, NVR directly owned three separate raw parcels of land with a carrying value of approximately $77,100 that it intends to develop into approximately 850 finished lots for use in its homebuilding operations. All of the raw parcels are located in the Washington, D.C. metropolitan area. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.
4. Contract Land Deposits
     As of March 31, 2011, NVR controlled approximately 51,000 lots with deposits in cash and letters of credit of $191,400 and $4,500, respectively. At December 31, 2010, NVR controlled approximately 50,400 lots with deposits in cash and letters of credit totaling approximately $174,300 and $6,600, respectively. During the three-month period ended March 31, 2011, the Company recognized a pre-tax charge of approximately $1,300 related to the impairment of contract land deposits. For the three-month period ended March 31, 2010, the Company recognized a pre-tax recovery of approximately $1,900 of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $74,600 and $73,500 impairment valuation allowance at March 31, 2011 and December 31, 2010, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
5. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted average number of shares outstanding used to calculate basic EPS	5,823,000	6,066,000

Dilutive Securities:
Stock options and restricted share units	197,000	333,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	6,020,000	6,399,000

     The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits that would be credited to additional paid-in capital assuming exercise of the option or the vesting of the restricted share unit. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense to be recognized in the income statement from 2006 and future periods.
     Stock options issued under equity benefit plans to purchase 442,095 and 27,076 shares of common stock were outstanding during the quarters ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
6. Excess Reorganization Value
     Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2011 and determined that there was no impairment of excess reorganization value.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2010	$206	$951,234	$4,029,072	$(3,240,138)	$(27,582)	$27,582	$1,740,374

Net income	—	—	15,174	—	—	—	15,174
Deferred compensation activity	—	—	—	—	2,000	(2,000)	—
Purchase of common stock for
treasury				(63,408)			(63,408)
Equity-based compensation	—	15,580	—	—	—	—	15,580
Tax benefit from stock options exercised and deferred compensation distributions	—	17,811	—	—	—	—	17,811
Proceeds from stock options exercised	—	92,670	—	—	—	—	92,670
Treasury stock issued upon option exercise	—	(63,278)	—	63,278	—	—	—

Balance, March 31, 2011	$206	$1,014,017	$4,044,246	$(3,240,268)	$(25,582)	$25,582	$1,818,201

     The Company repurchased 85,460 shares of its common stock during the three months ended March 31, 2011 at an aggregate purchase price of $63,408. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 291,000 options to purchase shares of the Company’s common stock were exercised during the three months ended March 31, 2011.
8. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Warranty reserve, beginning of period	$69,787	$64,417
Provision	3,732	8,221
Payments	(8,189)	(7,556)

Warranty reserve, end of period	$65,330	$65,082

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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Homebuilding Mid Atlantic	$312,940	$339,469
Homebuilding North East	39,193	64,157
Homebuilding Mid East	98,152	124,989
Homebuilding South East	52,459	48,766
Mortgage Banking	11,760	12,833

Total Consolidated Revenues	$514,504	$590,214

Profit:
Homebuilding Mid Atlantic	$25,876	$37,860
Homebuilding North East	1,123	5,755
Homebuilding Mid East	1,607	10,933
Homebuilding South East	2,213	1,057
Mortgage Banking	6,741	7,428

Total Segment Profit	37,560	63,033

Contract land deposit impairment reserve (1)	(1,130)	2,008
Equity-based compensation expense (2)	(15,580)	(5,678)
Corporate capital allocation (3)	15,423	14,480
Unallocated corporate overhead (4)	(16,460)	(20,679)
Consolidation adjustments and other (5)	5,125	1,645
Corporate interest expense (6)	(103)	(2,078)

Reconciling items sub-total	(12,725)	(10,302)

Consolidated income before taxes	$24,835	$52,731

	March 31,	December 31,
	2011	2010
Assets:
Homebuilding Mid Atlantic	$461,238	$414,090
Homebuilding North East	52,710	35,827
Homebuilding Mid East	94,987	78,246
Homebuilding South East	46,873	43,041
Mortgage Banking	118,920	196,441

Total Segment Assets	774,728	767,645

Consolidated variable interest entity	22,801	22,371
Cash and cash equivalents	1,217,670	1,190,731
Land under development	77,075	78,058
Deferred taxes	173,801	184,930
Intangible assets	48,927	48,927
Contract land deposit reserve	(74,647)	(73,517)
Consolidation adjustments and other	35,373	40,916

Reconciling items sub-total	1,501,000	1,492,416

Consolidated Assets	$2,275,728	$2,260,061

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

(2)	The increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
Homebuilding Mid Atlantic	$10,831	$9,795
Homebuilding North East	1,163	1,550
Homebuilding Mid East	2,204	2,076
Homebuilding South East	1,225	1,059

Total	$15,423	$14,480

(4)	The decrease in unallocated corporate overhead in the first quarter of 2011 is primarily attributable to a decrease in management incentive costs period over period.

(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.

(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.
10. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2011, there were contractual commitments to extend credit to borrowers aggregating $148,385 and open forward delivery contracts aggregating $236,727.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 123 basis points of the loan amount as of March 31, 2011, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held-for-sale of $105,611 included in the accompanying condensed consolidated balance sheet has been increased by $954 from the aggregate principal balance of $104,657.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	March 31, 2011
Derivative Assets:
Forward Sales Contracts and Rate Lock Commitments	NVRM - Other assets	$964

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$148,385	$(621)	$(455)	$1,646	$—	$570
Forward sales contracts	$236,727	—	—	—	394	394
Mortgages held for sale	$104,657	(475)	117	1,312	—	954

Total Fair Value Measurement, March 31, 2011		(1,096)	(338)	2,958	394	1,918

Less: Fair Value Measurement, December 31, 2010		(1,366)	(6,534)	4,004	4,904	1,008

Total Fair Value Adjustment for the period ended March 31, 2011		$270	$6,196	$(1,046)	$(4,510)	$910

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
11. Debt
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
     At March 31, 2011, there was approximately $75,300 outstanding under the Repurchase Facility, which is included in Mortgage Banking “Note payable” in the accompanying condensed consolidated financial statements. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale, which are included in assets in the March 31, 2011 balance sheet in the accompanying condensed consolidated financial statements. As of March 31, 2011, borrowing base limitations reduced the amount available for borrowing to approximately $99,000. The average Pricing Rate on outstanding balances at March 31, 2011 was 4.1%.
12. Commitments and Contingencies
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
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) reporting certain findings that resulted from the NCCOB’s examination of selected files relating to loans originated by NVRM in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that NVRM correct or otherwise address the alleged violations and in some instances requested that NVRM undertake an examination of all of its other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. NVRM responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and refuting the NCCOB’s interpretation of applicable law. On November 15, 2010, the NCCOB provided a written response to NVRM’s June 10, 2010 letter closing certain alleged violations while reasserting certain other violations. On January 12, 2011, NVRM responded to the NCCOB’s November 15, 2010 letter providing additional factual information to address the remaining findings, and refuting the NCCOB’s interpretation of applicable law. Accordingly, while the outcome of the matter is currently not determinable, the Company does not expect resolution of the matter to have a material adverse effect on the Company’s financial position, results of operations or cashflows.
     The Company and its subsidiaries are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position, results of operations or cashflows of the Company. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

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
Results of Operations for the Three Months Ended March 31, 2011 and 2010
Overview
Business
     Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings. To serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature markets and generally seek to grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

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
     As of March 31, 2011, we controlled approximately 51,000 lots with deposits in cash and letters of credit totaling approximately $191,400 and $4,500, respectively, and approximately 1,000 additional lots through joint venture limited liability corporations. Included in the number of controlled lots are approximately 10,400 lots for which we have recorded a contract land deposit impairment reserve of approximately $74,600 as of March 31, 2011. See Notes 2 and 4 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of March 31, 2011, we had approximately $77,000 in land under development, that once fully developed will result in approximately 850 lots. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding land under development.
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
Overview of Current Business Environment
     The home sales environment in the first quarter of 2011 was characterized by reduced demand for new homes, as nationwide new home sales in the first quarter of 2011 declined to near a 50 year low. The homebuilding market continued to be negatively impacted by a sluggish economy, high unemployment and a tight mortgage lending environment. These factors continue to weigh on homebuyer confidence and in turn, suppress housing demand. In addition to the foregoing pressures on demand, new home sales have been negatively impacted by further declines in existing home prices. As a result, we continue to face sales and pricing pressures in many of our markets. Our new orders, net of cancellations (“new orders”), for the first quarter of 2011 decreased 18% when compared to the first quarter of 2010, and our cancellation rate in the first quarter of 2011 increased to 12% from 9% in the first quarter of 2010. We believe that these quarter over quarter unfavorable variances were in part attributable to the 2010 first quarter new orders being favorably impacted by the federal homebuyer tax credit which expired in April of 2010.
     Consolidated revenues for the first quarter of 2011 totaled $514,504, a 13% decrease from the first quarter of 2010. Additionally, net income and diluted earnings per share in the current quarter decreased approximately 53% and 50%, respectively, compared to the first quarter of 2010. Gross profit margins within our homebuilding business decreased to 16.9% in the first quarter of 2011 compared to 18.4% in the first quarter of 2010.

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
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended
	March 31,
	2011	2010
Revenues	$502,744	$577,381
Cost of sales	$417,920	$471,069
Gross profit margin percentage	16.9%	18.4%
Selling, general and administrative	$67,188	$60,741
Settlements (units)	1,634	1,919
Average settlement price	$307.6	$300.8
New orders (units)	2,403	2,940
Average new order price	$295.8	$286.7
Backlog (units)	3,685	4,552
Average backlog price	$316.6	$294.8
New order cancellation rate	12%	9%
Consolidated Homebuilding — Three Months Ended March 31, 2011 and 2010
     Homebuilding revenues decreased 13% for the first quarter of 2011 from the same period in 2010 as a result of a 15% decrease in the number of units settled, offset partially by a 2% increase in the average settlement price quarter over quarter. The decrease in the number of units settled is primarily attributable to our beginning backlog units being approximately 17% lower entering the first quarter of 2011 as compared to the same period in 2010, offset partially by a higher backlog turnover rate quarter over quarter. Average settlement prices were impacted primarily by an 8% higher average price of homes in our beginning backlog entering the first quarter of 2011 compared to the same period in 2010.
     Gross profit margins in the quarter ended March 31, 2011 decreased 154 basis points compared to the first quarter of 2010 due primarily to the reduction in settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs. In addition, gross profit margins were negatively impacted by a contract land deposit charge of $1,348, or 27 basis points, in the first quarter of 2011, compared to the recovery of approximately $1,922, or 33 basis points, in the first quarter of 2010, of contract land deposits previously determined to be uncollectible. We expect to continue to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.
     As discussed in the Overview section above, the number of new orders for the first quarter of 2011 decreased 18% when compared to the first quarter of 2010. The average selling price for new orders during the first quarter of 2011 increased 3% compared to the same period in 2010. New orders were lower quarter over quarter in each of our market segments, as mortgage lending requirements remain tight and homebuyer confidence continues to be negatively impacted by current economic conditions. In addition, new orders in the current quarter were also negatively impacted by increased competition from existing homes, the prices of which continue to decline. We believe that the decrease in new orders quarter over quarter was also partially attributable to the federal homebuyer tax credit, which expired on April 30, 2010 and drove new orders in the prior year first quarter. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 12% from 9% in the prior year quarter. We expect to see continued pressure on new orders over the next several quarters until the economy begins to exhibit consistent stability and job growth.
     Selling, general and administrative (“SG&A”) expenses in the first quarter of 2011 increased approximately $6,500 compared to the first quarter of 2010 and increased as a percentage of revenue to 13.4% from 10.5% quarter over quarter. The increase in SG&A was attributable to an approximate $9,300 increase in stock-based compensation expense in the first quarter of 2011 as compared to the same period in 2010, due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan in the second quarter of 2010. This increase was partially offset by a decrease of approximately $3,000 in management incentive costs recorded quarter over quarter.
     Backlog units and dollars were 3,685 and $1,166,721, respectively, as of March 31, 2011 compared to 4,552 and $1,342,000, respectively, as of March 31, 2010. The decrease in backlog units is primarily attributable to our beginning backlog units being approximately 17% lower entering 2011 compared to the same period in 2010, coupled with the new order shortfall and settlement activity during the first quarter of 2011. Backlog dollars were negatively impacted by the decrease in backlog units.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 12% and 9% in the first quarters of 2011 and 2010, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2011.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at March 31, 2011 and 2010 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $4,500 and $6,200 at March 31, 2011 and 2010, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three months ended March 31, 2011 and 2010:

Selected Segment Financial Data:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Mid Atlantic	$312,940	$339,469
North East	39,193	64,157
Mid East	98,152	124,989
South East	52,459	48,766

Total	$502,744	$577,381

Gross profit margin:
Mid Atlantic	$57,635	$67,141
North East	6,349	11,460
Mid East	14,447	22,278
South East	8,432	7,687

Total	$86,863	$108,566

Segment profit:
Mid Atlantic	$25,876	$37,860
North East	1,123	5,755
Mid East	1,607	10,933
South East	2,213	1,057

Total	$30,819	$55,605

Gross profit margin percentage:
Mid Atlantic	18.4%	19.8%
North East	16.2%	17.9%
Mid East	14.7%	17.8%
South East	16.1%	15.8%
Segment Operating Activity:

	Three Months Ended March 31,
	2011	2010	2011	2010
	Units		Average Price
Settlements:
Mid Atlantic	836	935	$374.3	$363.0
North East	128	220	$306.2	$291.6
Mid East	431	565	$227.7	$221.1
South East	239	199	$219.1	$244.9

Total	1,634	1,919	$307.6	$300.8

	Three Months Ended March 31,
	2011	2010	2011	2010
	Units		Average Price
New orders, net of cancellations:
Mid Atlantic	1,145	1,391	$357.2	$350.8
North East	252	260	$295.0	$305.8
Mid East	691	879	$231.5	$207.8
South East	315	410	$214.8	$226.4

Total	2,403	2,940	$295.8	$286.7

Backlog:
Mid Atlantic	1,904	2,319	$382.3	$352.4
North East	356	365	$304.7	$311.8
Mid East	990	1,274	$235.6	$214.6
South East	435	594	$223.0	$231.6

Total	3,685	4,552	$316.6	$294.8

	Three Months Ended
	March 31,
	2011	2010
New order cancellation rate:
Mid Atlantic	13.1%	8.0%
North East	8.4%	13.9%
Mid East	12.3%	9.6%
South East	12.5%	8.7%

Average active communities:
Mid Atlantic	182	160
North East	33	35
Mid East	108	108
South East	56	55

Total	379	358

Segment Homebuilding Inventory:

	As of March 31,
	2011	2010
Sold inventory:
Mid Atlantic	$225,772	$286,693
North East	33,933	37,812
Mid East	55,974	71,714
South East	28,332	35,157

Total	$344,011	$431,376

	As of March 31,
	2011	2010
Unsold lots and housing units inventory:
Mid Atlantic	$37,578	$36,755
North East	3,616	4,989
Mid East	10,604	13,576
South East	6,282	5,471

Total	$58,080	$60,791

	Three Months Ended
	March 31,
	2011	2010
Unsold inventory impairments:
Mid Atlantic	$381	$38
North East	67	270
Mid East	150	66
South East	129	14

Total	$727	$388

Segment Lots Controlled and Contract Land Deposits:

	As of March 31,
	2011	2010
Total lots controlled:
Mid Atlantic	30,409	27,571
North East	4,098	3,870
Mid East	11,196	10,236
South East	7,177	6,424

Total	52,880	48,101

Lots included in impairment reserve:
Mid Atlantic	6,251	6,631
North East	593	743
Mid East	1,806	1,997
South East	1,767	1,478

Total	10,417	10,849

	As of March 31,
	2011	2010
Contract land deposits, net:
Mid Atlantic	$92,310	$49,181
North East	11,138	2,369
Mid East	12,564	5,063
South East	5,202	3,718

Total	$121,214	$60,331

	Three Months Ended March 31,
	2011	2010
Contract land deposit impairments:
Mid Atlantic	$227	$—
North East	7	—
Mid East	(17)	86
South East	—	—

Total	$217	$86

Mid Atlantic
Three Months Ended March 31, 2011 and 2010
     The Mid Atlantic segment had an approximate $12,000 decrease in segment profit from the first quarter of 2010. The decrease in segment profit was driven by the decrease of approximately $26,500, or 8%, in revenues quarter over quarter due primarily to an 11% decrease in the number of units settled, offset partially by a 3% increase in the average settlement price. The decrease in units settled was attributable to the 14% lower backlog unit balance entering the first quarter of 2011 as compared to backlog unit balance entering the first quarter of 2010. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.4% in 2011 from 19.8% in 2010, due primarily to the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.
     Segment new orders decreased by 18% and the average selling price increased by 2% during the first quarter of 2011 from the same period in 2010. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 13% from 8% in the prior year quarter.
North East
Three Months Ended March 31, 2011 and 2010
     The North East segment had an approximate $4,600 decrease in segment profit from the first quarter of 2010. The decrease in segment profit was primarily driven by a decrease of approximately $25,000, or 39%, in revenues quarter over quarter primarily due to a 42% decrease in the number of units settled. The decrease in units settled was attributable to the 29% lower backlog unit balance entering the first quarter of 2011 as compared to the backlog unit balance entering the first quarter of 2010, coupled with a lower backlog turnover rate quarter over quarter. The North East segment’s gross profit margin percentage decreased to 16.2% in 2011 from 17.9% in 2010, due primarily to the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.
     Segment new orders and the average selling price decreased approximately 3% and 4%, respectively, during the first quarter of 2011 from the same period in 2010. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, the decrease in the number of units sold was attributable to the 6% decrease in the average number of active communities quarter over quarter.
Mid East
Three Months Ended March 31, 2011 and 2010
     The Mid East segment had an approximate $9,300 decrease in segment profit from the first quarter of 2010. The decrease in segment profit was primarily driven by a decrease in revenue of approximately $26,800, or 21%, due to a 24% decrease in the number of units settled in the first quarter of 2011 as compared to the same period in 2010. The decrease in settlements was primarily attributable to a 24%, or 230 unit, lower beginning backlog entering the first quarter of 2011 compared to the same period in 2010. Gross profit margins decreased to 14.7% in the first quarter of 2011 from 17.8% in the same period of 2010, due primarily to the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.
     Segment new orders decreased 21% during the first quarter of 2011 as compared to the same period in 2010, while the average selling price for new orders increased 11% quarter over quarter. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 12% from 10% in the prior year quarter. The increase in the average selling price is attributable to a product shift to larger, higher priced homes in certain markets within the Mid East segment.
South East
Three Months Ended March 31, 2011 and 2010
     The South East segment had an approximate $1,200 increase in segment profit from the first quarter of 2010. Revenues increased approximately $3,700, or 8%, due to a 20% increase in the number of homes settled, offset partially by an 11% decrease in the average settlement price. The increase in settlements was attributable to an increased backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to the average price of homes in backlog entering 2011 being 7% lower that the average price of homes in backlog entering 2010. The South East segment’s gross profit margin percentage increased slightly quarter over quarter, due to the increased settlement volume.
     Segment new orders decreased approximately 23% during the first quarter of 2011 from the same period in 2010. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 13% from 9% in the prior year quarter.
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

	Three Months Ended March 31,
	2011	2010
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$57,635	$67,141
Homebuilding North East	6,349	11,460
Homebuilding Mid East	14,447	22,278
Homebuilding South East	8,432	7,687
Consolidation adjustments and other	(2,039)	(2,254)

Consolidated homebuilding gross profit	$84,824	$106,312

	Three Months Ended March 31,
	2011	2010
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$25,876	$37,860
Homebuilding North East	1,123	5,755
Homebuilding Mid East	1,607	10,933
Homebuilding South East	2,213	1,057
Reconciling items:
Contract land deposit impairment reserve (1)	(1,130)	2,008
Equity-based compensation expense (2)	(14,802)	(5,212)
Corporate capital allocation (3)	15,423	14,480
Unallocated corporate overhead (4)	(16,460)	(20,679)
Consolidation adjustments and other (5)	5,125	1,645
Corporate interest expense (6)	(103)	(2,078)

Reconciling items sub-total	(11,947)	(9,836)

Homebuilding consolidated profit before taxes	$18,872	$45,769

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
Homebuilding Mid Atlantic	$10,831	$9,795
Homebuilding North East	1,163	1,550
Homebuilding Mid East	2,204	2,076
Homebuilding South East	1,225	1,059

Total	$15,423	$14,480

(4)	The decrease in unallocated corporate overhead in the first quarter of 2011 is primarily attributable to a decrease in management incentive costs period over period.

(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.

(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.
Mortgage Banking Segment
Three Months Ended March 31, 2011 and 2010
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Loan closing volume:
Total principal	$353,571	$418,042

Operating Profit:
Segment Profit	$6,741	$7,428
Stock option expense	(778)	(466)

Mortgage banking income before tax	$5,963	$6,962

Capture rate:	87%	90%

Mortgage Banking Fees:
Net gain on sale of loans	$9,130	$9,929
Title services	2,458	2,681
Servicing fees	172	223

	$11,760	$12,833

     Loan closing volume for the three months ended March 31, 2011, decreased 15% over the same period for 2010. The 2011 decrease was primarily attributable to the aforementioned decrease in the number of builder settlements compared to the same period in 2010. Segment profit for the three months ended March 31, 2011, decreased by approximately $700 from the same period for 2010. The decrease was primarily due to an approximate $1,100 decrease in mortgage banking fees, which was primarily the result of the aforementioned decrease in loan closing volume.
Mortgage Banking — Other
     We sell all of the loans we originate into the secondary mortgage market. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We have always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to March 31, 2011, we have originated approximately $17,500,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,700 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At March 31, 2011 we had an allowance for loan losses of approximately $8,500. Although we consider the allowance for loan losses reflected on the March 31, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.
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
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding business segment funds its operations from cash flows provided by operating activities. Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations as well as a revolving mortgage repurchase facility (the “Repurchase Agreement”). The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expires on August 2, 2011. If we choose to do so, we expect to be able to renew the Repurchase Agreement at current market terms prior to its expiration.
     Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. Under the Repurchase Agreement, we may enter into separate agreements with the Buyers party to the Repurchase Agreement, adjusting the Pricing Rate in effect. These separate agreements do not effect the maximum aggregate commitment available under the Repurchase Agreement. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement, all of which we were compliant with at March 31, 2011. As of March 31, 2011, there was approximately $75,300 outstanding under the Repurchase Agreement and borrowing base limitations reduced the amount available to us for borrowing to approximately $99,000. The average Pricing Rate on outstanding balances at March 31, 2011 was 4.1%.
Cash Flows
     Cash used by our operating activities was $9,033. Cash was used to fund the increase in homebuilding inventory of $61,423, as a result of an increase in units under construction at March 31, 2011 compared to December 31, 2010. Cash was also used to fund the $17,315 increase in contract land deposits during the period. Cash was provided by operations and by the sale of mortgage loans.
     Net cash provided by investing activities was $3,538 for the first quarter of 2011, which primarily resulted from the distribution of capital from our unconsolidated joint ventures of $4,380, offset partially by $1,012 in purchases of property, plant and equipment.

     Net cash provided by financing activities was $32,040 for the quarter ended March 31, 2011. Stock option exercise activity provided $92,670 in exercise proceeds, and we realized $17,811 in excess income tax benefits from stock option exercises. During the three months ended March 31, 2011, we repurchased approximately 85,500 shares of our common stock at an aggregate purchase price of $63,408 under our ongoing common stock repurchase program, discussed below. We also decreased borrowings under the mortgage Repurchase Agreement by approximately $15,028 based on current borrowing needs.
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion of repurchase activity during first quarter of 2011.
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
     Homebuilding Inventory
     The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development, as applicable. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.
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
     Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if they are, impairment charges are required to be recorded in an amount by which the carrying amount of the asset exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. We do not believe that any of the land under development, all of which was acquired during 2010, is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2011 balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2011 balance sheet to be adequate (see Note 8 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
     Equity-Based Compensation Expense
     Compensation costs related to our equity-based compensation plans are recognized within our income statement. The costs recognized are based on the grant date fair value. Compensation cost for share-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).
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

     Mortgage Loan Loss Allowance
     We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the March 31, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
      There have been no material changes in our market risks during the three months ended March 31, 2011. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2010 in response to Item 1A. Part 1 of such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             (Dollars in thousands, except per share data)
     We had one repurchase authorization outstanding during the quarter ended March 31, 2011. On July 29, 2010 (“2010 Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. The 2010 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the first quarter of 2011:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1 - 31, 2011	—	—	—	$109,200
February 1 - 28, 2011	—	—	—	$109,200
March 1 - 31, 2011	85,460	$741.96	85,460	$45,792

Total	85,460	$741.96	85,460

Item 6.	Exhibits

(a) Exhibits:

	31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2011	NVR, Inc.

	By:	/s/ Dennis M. Seremet Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document