Form 10-Q
period 2011-06-30
NVR INC
filed 2011-08-08
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2011 there were 5,431,193 total shares of common stock outstanding.

NVR, Inc.
Form 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. NVR, Inc. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2011 and June 30, 2010 and the Six Months Ended June 30, 2011 and June 30, 2010	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2011 and June 30, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

Signature	39

Exhibit Index	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$927,370	$1,190,731
Receivables	7,871	6,948
Inventory:
Lots and housing units, covered under sales agreements with customers	390,498	275,272
Unsold lots and housing units	58,071	70,542
Land under development	78,468	78,058
Manufacturing materials and other	8,142	7,457

	535,179	431,329

Assets related to consolidated variable interest entity	23,022	22,371
Contract land deposits, net	129,202	100,786
Property, plant and equipment, net	23,530	19,523
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	285,292	243,005

	1,973,046	2,056,273

Mortgage Banking:
Cash and cash equivalents	2,075	2,661
Mortgage loans held for sale, net	181,525	177,244
Property and equipment, net	1,081	950
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	10,601	15,586

	202,629	203,788

Total assets	$2,175,675	$2,260,061

See notes to condensed consolidated financial statements.
(Continued)

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$148,658	$115,578
Accrued expenses and other liabilities	184,615	237,052
Liabilities related to consolidated variable interest entity	1,242	500
Non-recourse debt related to consolidated variable interest entity	6,535	7,592
Customer deposits	67,593	53,705
Other term debt	1,696	1,751

	410,339	416,178

Mortgage Banking:
Accounts payable and other liabilities	24,891	13,171
Note payable	89,649	90,338

	114,540	103,509

Total liabilities	524,879	519,687

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 and 20,557,913 shares issued as of June 30, 2011 and December 31, 2010, respectively	206	206
Additional paid-in-capital	1,037,299	951,234
Deferred compensation trust — 152,964 and 158,894 shares of NVR, Inc. common stock as of June 30, 2011 and December 31, 2010, respectively	(25,582)	(27,582)
Deferred compensation liability	25,582	27,582
Retained earnings	4,082,691	4,029,072
Less treasury stock at cost — 14,977,205 and 14,894,357 shares at June 30, 2011 and December 31, 2010, respectively	(3,469,400)	(3,240,138)

Total shareholders’ equity	1,650,796	1,740,374

Total liabilities and shareholders’ equity	$2,175,675	$2,260,061

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding:
Revenues	$682,663	$946,972	$1,185,407	$1,524,353
Other income	1,362	2,110	2,820	4,479
Cost of sales	(558,601)	(771,475)	(976,521)	(1,242,544)
Selling, general and administrative	(68,045)	(69,137)	(135,233)	(129,878)

Operating income	57,379	108,470	76,473	156,410
Interest expense	(287)	(1,897)	(509)	(4,068)

Homebuilding income	57,092	106,573	75,964	152,342

Mortgage Banking:
Mortgage banking fees	13,218	17,532	24,978	30,365
Interest income	1,085	1,492	2,200	2,248
Other income	121	233	160	399
General and administrative	(7,898)	(7,275)	(14,575)	(13,804)
Interest expense	(264)	(296)	(538)	(560)

Mortgage banking income	6,262	11,686	12,225	18,648

Income before taxes	63,354	118,259	88,189	170,990

Income tax expense	(24,909)	(46,983)	(34,570)	(67,627)

Net income	$38,445	$71,276	$53,619	$103,363

Basic earnings per share	$6.65	$11.64	$9.24	$16.96

Diluted earnings per share	$6.48	$11.13	$8.98	$16.15

Basic average shares outstanding	5,785	6,123	5,804	6,095

Diluted average shares outstanding	5,929	6,405	5,974	6,402

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$53,619	$103,363
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,236	3,728
Excess income tax benefit from exercise of stock options	(21,391)	(58,562)
Equity-based compensation expense	31,705	20,826
Contract land deposit impairments (recoveries)	4,069	(949)
Gain on sales of loans	(18,865)	(22,978)
Mortgage loans closed	(816,908)	(1,073,149)
Proceeds from sales of mortgage loans	833,579	895,491
Principal payments on mortgage loans held for sale	2,061	330
Distribution of earnings from unconsolidated joint ventures	1,657	—
Net change in assets and liabilities:
Increase in inventories	(103,558)	(1,983)
Increase in contract land deposits	(32,485)	(19,256)
Increase in receivables	(487)	(6,169)
Increase in accounts payable, accrued expenses and customer deposits	29,100	91,155
Other, net	9,445	1,847

Net cash used in operating activities	(25,223)	(66,306)

Cash flows from investing activities:
Purchase of marketable securities	—	(150,000)
Redemption of marketable securities at maturity	—	194,535
Investments in and advances to unconsolidated joint ventures	(61,600)	(2,000)
Distribution of capital from unconsolidated joint ventures	7,343	—
Purchase of property, plant and equipment	(7,478)	(2,921)
Proceeds from the sale of property, plant and equipment	307	265

Net cash (used in) provided by investing activities	(61,428)	39,879

Cash flows from financing activities:
Purchase of treasury stock	(300,885)	(176,084)
Net (repayments) borrowings under notes payable and credit lines	(744)	66,514
Redemption of senior notes	—	(133,370)
Net repayments under non-recourse debt related to consolidated variable interest entity	(1,057)	—
Excess income tax benefit from equity-based compensation	21,391	58,562
Exercise of stock options	104,592	51,537

Net cash used in financing activities	(176,703)	(132,841)

Net decrease in cash and cash equivalents	(263,354)	(159,268)
Cash and cash equivalents, beginning of the period	1,193,750	1,250,150

Cash and cash equivalents, end of period	$930,396	$1,090,882

Supplemental disclosures of cash flow information:
Interest paid during the period, net	$1,056	$4,527

Income taxes paid, net of refunds	$14,033	$9,710

Supplemental disclosures of non-cash activities:
Investment in consolidated joint venture	$—	$(23,776)

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
1. Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     For the three and six-month periods ended June 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.
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
     The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
     As discussed above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of June 30, 2011 and December 31, 2010, is as follows:

	June 30, 2011	December 31, 2010
Contract land deposits	$197,324	$174,303
Loss reserve on contract land deposits	(68,122)	(73,517)

Contract land deposits, net	129,202	100,786

Contingent obligations in the form of letters of credit	3,054	6,610
Contingent specific performance obligations (1)	3,617	1,944

Total risk of loss	$135,873	$109,340

(1)	At June 30, 2011 and December 31, 2010, the Company was committed to purchase 27 and 43 finished lots under specific performance obligations, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Joint Ventures
     On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount it has invested, in addition to any deposits place under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.
     During the second quarter of 2011, NVR invested $61,250 for a fifty percent (50%) interest in a joint venture entered into with Morgan Stanley Real Estate Investing, which holds the other fifty percent interest. NVR is not contractually committed to making any additional investments in the JV, nor will it be a borrower, guarantor or obligor on any debt of the joint venture, as applicable. The joint venture acquired nine separate parcels of land from entities controlled by a single developer that are in various stages of development and all nine parcels are zoned for their intended use. The joint venture controls approximately 5,600 lots within the nine parcels, as follows:

	Lots Under Contract With:		Not Under
Location	NVR	Others	Contract	Totals
Spotsylvania County, VA	143	16	—	159
Loudoun County, VA	1,769	50	—	1,819
Prince Georges County, MD	969	—	—	969
Jefferson County, WV	—	—	2,659	2,659

Total	2,881	66	2,659	5,606

Substantially all of the 2,881 lots under contract with the joint venture noted above were previously controlled by NVR under contracts with the prior developer, and those lots were formerly reported in NVR’s lots controlled total. In 2008, NVR recorded a valuation reserve on the deposits related to those lots.
     At June 30, 2011, the Company had investments in four JVs that are expected to produce approximately 6,600 finished lots. In addition, at June 30, 2011, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the four JVs. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $77,200 and is reported in the Other assets line item in accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at June 30, 2011 and December 31, 2010, of the consolidated JV are as follows:

	June 30, 2011	December 31, 2010
Cash	$951	$358
Restricted cash	852	501
Other assets	125	126
Land under development	21,094	21,386

Total assets	$23,022	$22,371

Debt	$6,535	$7,592
Accrued expenses	492	59
Equity	15,995	14,720

Total liabilities and equity	$23,022	$22,371

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
3. Land Under Development
     On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of June 30, 2011, NVR directly owned three separate raw parcels of land with a carrying value of approximately $78,500 that it intends to develop into approximately 850 finished lots for use in its homebuilding operations. All three of the raw parcels are located in the Washington, D.C. metropolitan area and none of them had any indicators of impairment as of June 30, 2011. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.
4. Contract Land Deposits
     As of June 30, 2011, NVR controlled approximately 49,100 lots with deposits in cash and letters of credit of $197,300 and $3,100, respectively. At December 31, 2010, NVR controlled approximately 50,400 lots with deposits in cash and letters of credit totaling approximately $174,300 and $6,600, respectively. During the three and six month periods ended June 30, 2011, the Company recognized a net pre-tax charge of approximately $2,700 and $4,100, respectively, related to the impairment of contract land deposits. During the three-month period ended June 30, 2010, the Company recognized a net pre-tax contract land deposit impairment charge of approximately $970 and for the six-month period recognized a net pre-tax recovery of approximately $950 of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $68,100 and $73,500 impairment valuation allowance at June 30, 2011 and December 31, 2010, respectively.
5. Earnings per Share
     The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding used to calculate basic EPS	5,785,000	6,123,000	5,804,000	6,095,000

Dilutive Securities:
Stock options and restricted share units	144,000	282,000	170,000	307,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	5,929,000	6,405,000	5,974,000	6,402,000

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Stock options issued under equity benefit plans to purchase 449,134 and 448,810 shares of common stock were outstanding during the three and six month periods ended June 30, 2011, and stock options issued under equity benefit plans to purchase 435,548 and 434,206 shares of common stock were outstanding during the three and six months ended June 30, 2010, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.
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
7. Shareholders’ Equity
     A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2010	$206	$951,234	$4,029,072	$(3,240,138)	$(27,582)	$27,582	$1,740,374

Net income	—	—	53,619	—	—	—	53,619
Deferred compensation activity	—	—	—	—	2,000	(2,000)	—
Purchase of common stock for treasury	—	—	—	(300,885)	—	—	(300,885)
Equity-based compensation	—	31,705	—	—	—	—	31,705
Tax benefit from stock options exercised and deferred compensation distributions	—	21,391	—	—	—	—	21,391
Proceeds from stock options exercised	—	104,592	—	—	—	—	104,592
Treasury stock issued upon option exercise	—	(71,623)	—	71,623	—	—	—

Balance, June 30, 2011	$206	$1,037,299	$4,082,691	$(3,469,400)	$(25,582)	$25,582	$1,650,796

     The Company repurchased 411,477 shares of its common stock during the six months ended June 30, 2011 at an aggregate purchase price of $300,885. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 329,000 options to purchase shares of the Company’s common stock were exercised during the six months ended June 30, 2011.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
8. Product Warranties
     The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warranty reserve, beginning of period	$65,330	$65,082	$69,787	$64,417
Provision	8,041	14,452	11,773	22,673
Payments	(10,567)	(9,353)	(18,756)	(16,909)

Warranty reserve, end of period	$62,804	$70,181	$62,804	$70,181

9. Segment Disclosures
     The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:
Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland and Delaware
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
     Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Homebuilding Mid Atlantic	$404,253	$560,105	$717,193	$899,574
Homebuilding North East	67,715	84,962	106,908	149,119
Homebuilding Mid East	143,381	194,736	241,533	319,725
Homebuilding South East	67,314	107,169	119,773	155,935
Mortgage Banking	13,218	17,532	24,978	30,365

Total Consolidated Revenues	$695,881	$964,504	$1,210,385	$1,554,718

Profit:
Homebuilding Mid Atlantic	$45,327	$77,058	$71,203	$114,918
Homebuilding North East	6,676	6,173	7,799	11,928
Homebuilding Mid East	8,722	21,382	10,329	32,316
Homebuilding South East	5,251	9,956	7,464	11,013
Mortgage Banking	7,041	12,537	13,782	19,965

Total Segment Profit	73,017	127,106	110,577	190,140

Contract land deposit impairment reserve (1)	(1,375)	5,510	(2,505)	7,518
Equity-based compensation expense (2)	(16,125)	(15,148)	(31,705)	(20,826)
Corporate capital allocation (3)	17,897	17,953	33,320	32,433
Unallocated corporate overhead (4)	(14,401)	(16,290)	(30,861)	(36,969)
Consolidation adjustments and other (5)	4,448	929	9,573	2,573
Corporate interest expense (6)	(107)	(1,801)	(210)	(3,879)

Reconciling items sub-total	(9,663)	(8,847)	(22,388)	(19,150)

Consolidated income before taxes	$63,354	$118,259	$88,189	$170,990

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)

	June 30,	December 31,
	2011	2010
Assets:
Homebuilding Mid Atlantic	$629,559	$492,148
Homebuilding North East	50,141	35,827
Homebuilding Mid East	115,495	78,246
Homebuilding South East	48,494	43,041
Mortgage Banking	195,282	196,441

Total Segment Assets	1,038,971	845,703

Consolidated variable interest entity	23,022	22,371
Cash and cash equivalents	927,370	1,190,731
Deferred taxes	172,318	184,930
Intangible assets	48,927	48,927
Contract land deposit reserve	(68,122)	(73,517)
Consolidation adjustments and other	33,189	40,916

Reconciling items sub-total	1,136,704	1,414,358

Consolidated Assets	$2,175,675	$2,260,061

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.

(2)	The year-to-date increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding Mid Atlantic	$12,105	$11,869	$22,936	$21,664
Homebuilding North East	1,566	1,672	2,729	3,222
Homebuilding Mid East	2,840	2,661	5,044	4,737
Homebuilding South East	1,386	1,751	2,611	2,810

Total	$17,897	$17,953	$33,320	$32,433

(4)	The decrease in unallocated corporate overhead in the three and six month periods of 2011 is primarily attributable to a decrease in management incentive costs period over period.

(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.

(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
10. Fair Value
     Financial Instruments
     Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments.
     Derivative Instruments and Mortgage Loans Held for Sale
     In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2011, there were contractual commitments to extend credit to borrowers aggregating $158,084 and open forward delivery contracts aggregating $316,053.
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
     The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 128 basis points of the loan amount as of June 30, 2011, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
     Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held-for-sale of $181,525 included in the accompanying condensed consolidated balance sheet has been increased by $1,692 from the aggregate principal balance of $179,833.
     The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance	Fair
	Sheet	Value
	Location	June 30, 2011
Derivative Assets:
Forward Sales Contracts and Rate Lock Commitments	NVRM - Other assets	$1,313

     The unrealized gain or loss from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain (Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Adjustment
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$158,084	$(536)	$(887)	$1,896	$—	$473
Forward sales contracts	$316,053	—	—	—	840	840
Mortgages held for sale	$179,833	(812)	246	2,258	—	1,692

Total Fair Value Measurement, June 30, 2011		(1,348)	(641)	4,154	840	3,005

Less: Fair Value Measurement, December 31, 2010		(1,366)	(6,534)	4,004	4,904	1,008

Total Fair Value Adjustment for the period ended June 30, 2011		$18	$5,893	$150	$(4,064)	$1,997

     The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.
11. Debt
     NVR’s mortgage banking wholly-owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), has a revolving mortgage repurchase facility (the “Repurchase Facility”) that provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. At June 30, 2011, there was approximately $89,600 outstanding under the Repurchase Facility, which is included in Mortgage Banking “Note payable” in the accompanying condensed consolidated financial statements. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale. As of June 30, 2011, there were no borrowing

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
base limitations reducing the amount available for borrowings under the Repurchase Agreement. The average Pricing Rate on outstanding balances at June 30, 2011 was 4.1%.
     The Repurchase Agreement expired on August 2, 2011. NVRM entered into a new repurchase agreement, effective with the current repurchase agreement’s expiration, with a reduced available purchase limit of $25,000. NVRM primarily will use internally generated cash and borrowings from NVR to fund its mortgage origination activity.
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
     In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has cooperated with this request, has provided information to the EPA and intends to continue cooperating with any future EPA inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.
     In April 2010, NVRM received a Report of Examination (“ROE”) from the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) reporting certain findings that resulted from the NCCOB’s examination of selected files relating to loans originated by NVRM in North Carolina between August 1, 2006 and August 31, 2009. The ROE alleged that certain of the loan files reflected violations of North Carolina and/or U.S. lending or consumer protection laws. The ROE requested that NVRM correct or otherwise address the alleged violations and in some instances requested that NVRM undertake an examination of all of its other loans in North Carolina to determine whether similar alleged violations may have occurred, and if so, to take corrective action. NVRM responded to the ROE by letter dated June 10, 2010, contesting the findings and allegations, providing factual information to correct certain of the findings, and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share data)
refuting the NCCOB’s interpretation of applicable law. On November 15, 2010, the NCCOB provided a written response to NVRM’s June 10, 2010 letter closing certain alleged violations while reasserting certain other violations. On January 12, 2011, NVRM responded to the NCCOB’s November 15, 2010 letter providing additional factual information to address the remaining findings, and refuting the NCCOB’s interpretation of applicable law. Accordingly, while the Company believes that it has provided the NCCOB with all necessary information to resolve the matter, the Company does not believe that it can determine the likely outcome of the matter. However, the Company does not expect resolution of the matter to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     The Company and its subsidiaries are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation of the mortgage banking industry; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements, except as required by law. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.
     Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.
Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Overview
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
     As of June 30, 2011, we controlled approximately 49,100 lots with deposits in cash and letters of credit totaling approximately $197,300 and $3,100, respectively, and approximately 6,600 additional lots through joint venture limited liability corporations with an aggregate investment of approximately $92,400. Included in the number of controlled lots are approximately 9,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $68,100 as of June 30, 2011. See Notes 2 and 4 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of June 30, 2011, we had approximately $78,500 in land under development, that once fully developed will result in approximately 850 lots. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding land under development.
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
Overview of Current Business Environment
     The homebuilding market continues to be negatively impacted by a sluggish economy, high unemployment and a tight mortgage lending environment. These factors continue to weigh on homebuyer confidence and in turn, suppress housing demand. In addition to the foregoing pressures on demand, new home sales have been negatively impacted by market uncertainty surrounding home prices. As a result, we continue to face sales and pricing pressures in many of our markets. Our new orders, net of cancellations (“new orders”), for the second quarter of 2011 decreased 4% when compared to the second quarter of 2010.
     Consolidated revenues for the second quarter of 2011 totaled $695,881, a 28% decrease from the second quarter of 2010. Additionally, net income and diluted earnings per share in the current quarter decreased approximately 46% and 42%, respectively, compared to the second quarter of 2010. Gross profit margins within our homebuilding business decreased to 18.2% in the second quarter of 2011 compared to 18.5% in the second quarter of 2010.
     We expect to continue to experience pressure on sales and selling prices over at least the next several quarters in all of our markets, as significant economic uncertainties remain. Further, our expectation of continued sales and pricing pressures has been factored into the impairment analysis of our homebuilding inventory, land under development and contract land deposits. We assess our land under development, including land under development held in joint ventures, and contract land deposits each quarter for impairment on a community-by-community basis by considering, among other items, overall market and economic conditions, and analyzing, as applicable, current sales absorption levels and recent sales’ gross profit. At this time, we do not believe that any of the land under development is impaired, and we consider the allowance for losses on contract land deposits reflected on the June 30, 2011 balance sheet to be adequate. Further, we believe that our homebuilding inventory is stated at the lower of cost or market. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.
Homebuilding Operations
     The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$682,663	$946,972	$1,185,407	$1,524,353
Cost of sales	$558,601	$771,475	$976,521	$1,242,544
Gross profit margin percentage	18.2%	18.5%	17.6%	18.5%
Selling, general and administrative	$68,045	$69,137	$135,233	$129,878
Settlements (units)	2,207	3,345	3,841	5,264
Average settlement price	$309.2	$283.0	$308.5	$289.5
New orders (units)	2,468	2,559	4,871	5,499
Average new order price	$303.5	$309.6	$299.7	$297.4
New order cancellation rate	12.5%	12.0%	12.4%	10.5%
Backlog (units)			3,946	3,766
Average backlog price			$312.5	$315.3
Consolidated Homebuilding — Three Months Ended June 30, 2011 and 2010
     Homebuilding revenues decreased 28% for the second quarter of 2011 from the same period in 2010 as a result of a 34% decrease in the number of units settled, offset partially by a 9% increase in the average settlement price quarter over quarter. Unit settlements declined in each of our market segments primarily due to an increased number of settlements in the second quarter of the prior year driven by the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Average settlement prices were impacted primarily by a 7% higher average price of homes in our beginning backlog entering the second quarter of 2011 compared to the same period in 2010.
     Gross profit margins in the quarter ended June 30, 2011 decreased 36 basis points compared to the second quarter of 2010 due primarily to a higher contract land deposit impairment charge of $2,721, or 40 basis points, in the second quarter of 2011, compared to $973, or 10 basis points, in the second quarter of 2010.
     As discussed in the Overview section above, the number of new orders for the second quarter of 2011 decreased 4% when compared to the second quarter of 2010. The average selling price for new orders during the second quarter of 2011 decreased 2% compared to the same period in 2010. New orders were lower quarter over quarter in each of our market segments, except the South East, as mortgage lending requirements remain tight and homebuyer confidence continues to be negatively impacted by continuing economic uncertainty and high unemployment rates. In addition, new orders in the current quarter were also negatively impacted by increased competition from existing homes, the prices of which continue to decline in many of our markets. We expect to see continued pressure on new orders over at least the next several quarters until the economy begins to exhibit consistent stability and job growth.
     Selling, general and administrative (“SG&A”) expenses in the second quarter of 2011 declined approximately 2% compared to the second quarter of 2010, but as a percentage of revenue increased to 10.0% from 7.3% quarter over quarter. The increase in SG&A as a percentage of revenue was attributable to the significant decline in homebuilding revenues quarter over quarter, as discussed previously.
Consolidated Homebuilding — Six Months Ended June 30, 2011 and 2010
     Homebuilding revenues decreased 22% for the six months ended June 30, 2011 compared to the same period in 2010 as a result of a 27% decrease in the number of units settled, offset partially by a 7% increase in the average settlement price period over period. The number of units settled decreased in all of our market segments period over period. These decreases are primarily attributable to the aforementioned impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. Average settlement prices were favorably impacted primarily by a 8% higher average price of homes in the beginning backlog entering 2011 compared to the same period in 2010.
     Gross profit margins in the first six months of 2011 decreased approximately 87 basis points compared to the first six months of 2010 due in part to the reduction in settlement volume year over year, and its impact on our ability to leverage certain operating costs. In addition, gross profit margins in 2011 were negatively impacted by the contract land deposit charge of $4,069, or 34 basis points, compared to the recovery of $949, or 6 basis points, in 2010, of contract land deposits previously determined to be uncollectible.
     The number of new orders for the first six months of 2011 decreased 11% compared to the same period in 2010, while the average sales price of new orders was flat period over period. New orders were lower period over period in each of our market segments. As noted in the second quarter discussion above, the decrease in new orders is attributable to continued consumer confidence issues and the tight mortgage lending requirements. In addition, sales continue to be negatively impacted by increased competition from existing homes, the prices of which continue to decline in many of our markets. New orders were also negatively impacted by an increase in the cancellation rate to 12.4% from 10.5%.
     Selling, general and administrative (“SG&A”) expenses for the first six months of 2011 increased approximately $5,400 compared to the same period in 2010 and increased as a percentage of revenue to 11.4% from 8.5% quarter over quarter. The increase in SG&A was attributable to an approximate $10,300 increase in stock-based compensation expense in 2011 as compared to the same period in 2010, due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan in the second quarter of 2010. This increase was partially offset by a decrease of approximately $4,200 in management incentive costs recorded year over year.
     Backlog units and dollars were 3,946 and $1,233,269, respectively, as of June 30, 2011 compared to 3,766 and $1,187,599, respectively, as of June 30, 2010. The increase in backlog units is primarily attributable to the aforementioned 27% decline in settlement activity year over year. Backlog dollars were favorably impacted by the increase in backlog units.
     Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 12.4% and 10.5% in the six months of 2011 and 2010, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2011.
Reportable Segments
     Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2011 and 2010 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $3,100 and $5,100 at June 30, 2011 and 2010, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and six months ended June 30, 2011 and 2010:
Selected Segment Financial Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Mid Atlantic	$404,253	$560,105	$717,193	$899,574
North East	67,715	84,962	106,908	149,119
Mid East	143,381	194,736	241,533	319,725
South East	67,314	107,169	119,773	155,935

Total	$682,663	$946,972	$1,185,407	$1,524,353

Gross profit margin:
Mid Atlantic	$78,722	$110,931	$136,357	$178,072
North East	12,867	12,381	19,216	23,842
Mid East	23,261	35,011	37,708	57,289
South East	11,990	17,786	20,422	25,473

Total	$126,840	$176,109	$213,703	$284,676

Segment profit:
Mid Atlantic	$45,327	$77,058	$71,203	$114,918
North East	6,676	6,173	7,799	11,928
Mid East	8,722	21,382	10,329	32,316
South East	5,251	9,956	7,464	11,013

Total	$65,976	$114,569	$96,795	$170,175

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross profit margin percentage:
Mid Atlantic	19.5%	19.8%	19.0%	19.8%
North East	19.0%	14.6%	18.0%	16.0%
Mid East	16.2%	18.0%	15.6%	17.9%
South East	17.8%	16.6%	17.1%	16.3%
Segment Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,076	1,672	$375.7	$335.0	1,912	2,607	$375.1	$345.0
North East	217	282	$312.1	$301.3	345	502	$309.9	$297.0
Mid East	612	922	$234.1	$211.0	1,043	1,487	$231.4	$214.9
South East	302	469	$222.5	$228.5	541	668	$221.0	$233.4

Total	2,207	3,345	$309.2	$283.0	3,841	5,264	$308.5	$289.5

New orders, net of cancellations:
Mid Atlantic	1,219	1,303	$367.8	$367.5	2,364	2,694	$362.6	$358.9
North East	208	219	$308.4	$332.0	460	479	$301.0	$317.8
Mid East	691	749	$236.0	$227.5	1,382	1,628	$233.7	$216.9
South East	350	288	$210.0	$244.5	665	698	$212.3	$233.9

Total	2,468	2,559	$303.5	$309.6	4,871	5,499	$299.7	$297.4

Backlog:
Mid Atlantic					2,047	1,950	$377.2	$377.4
North East					347	302	$302.2	$336.2
Mid East					1,069	1,101	$236.7	$226.4
South East					483	413	$213.9	$244.1

Total					3,946	3,766	$312.5	$315.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
New order cancellation rate:
Mid Atlantic	12.0%	9.5%	12.5%	8.7%
North East	12.6%	16.1%	10.3%	14.9%
Mid East	13.0%	11.9%	12.6%	10.6%
South East	13.4%	19.3%	13.0%	13.4%

Average active communities:
Mid Atlantic	186	169	184	165
North East	31	34	32	34
Mid East	112	110	110	109
South East	57	60	57	58

Total	386	373	383	366

Segment Homebuilding Inventory:

	As of June 30,
	2011	2010
Sold inventory:
Mid Atlantic	$252,457	$218,264
North East	32,230	37,199
Mid East	73,107	58,597
South East	28,750	25,019

Total (1)	$386,544	$339,079

Unsold lots and housing units inventory:
Mid Atlantic	$37,989	$30,980
North East	2,957	4,235
Mid East	8,451	12,256
South East	7,068	6,742

Total (1)	$56,465	$54,213

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unsold inventory impairments:
Mid Atlantic	$278	$223	$659	$261
North East	159	27	226	297
Mid East	190	192	340	258
South East	—	261	129	275

Total	$627	$703	$1,354	$1,091

Segment Lots Controlled and Contract Land Deposits:

	As of June 30,
	2011	2010
Total lots controlled:
Mid Atlantic	30,725	27,016
North East	4,240	3,548
Mid East	11,690	10,370
South East	7,180	6,544

Total	53,835	47,478

Lots included in impairment reserve:
Mid Atlantic	6,090	6,552
North East	517	456
Mid East	1,640	1,892
South East	1,568	1,278

Total	9,815	10,178

	As of June 30,
	2011	2010
Contract land deposits, net:
Mid Atlantic	$100,708	$56,869
North East	9,663	6,489
Mid East	15,654	8,274
South East	6,231	4,848

Total	$132,256	$76,480

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contract land deposit impairments:
Mid Atlantic	$1,199	$1,327	$1,426	$1,327
North East	—	3,689	7	3,689
Mid East	79	94	62	180
South East	68	1,255	68	1,255

Total	$1,346	$6,365	$1,563	$6,451

Mid Atlantic
Three Months Ended June 30, 2011 and 2010
     The Mid Atlantic segment had an approximate $31,700 decrease in segment profit from the second quarter of 2010. The decrease in segment profit was driven by the decrease of approximately $155,900, or 28%, in revenues quarter over quarter due primarily to a 36% decrease in the number of units settled, offset partially by a 12% increase in the average settlement price. The decrease in units settled was attributable to an increased number of settlements in the prior year second quarter as a result of the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Average settlement prices were favorably impacted primarily by a 9% higher average price of homes in our beginning backlog entering the second quarter of 2011 compared to the same period in 2010. The Mid Atlantic segment’s gross profit margin percentage decreased to 19.5% in 2011 from 19.8% in 2010, due to the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.
     Segment new orders decreased by 6% and the average selling price remained flat in the second quarter of 2011 compared to the same period in 2010. New orders were lower despite a 10% increase in the number of active communities quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 12.0% from 9.5% in the prior year quarter.
Six Months Ended June 30, 2011 and 2010
     The Mid Atlantic segment had an approximate $43,700 decrease in segment profit in the six month period ended June 30, 2011 compared to the same period in 2010. Revenues decreased approximately $182,400, or 20%, for the six months ended June 30, 2011 from the prior year period on a 27% decrease in the number of units settled, offset partially by a 9% increase in the average settlement price. The decrease in units settled was attributable primarily to the decreased settlement activity in the second quarter as discussed above. In addition, units settled were negatively impacted by the 14% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. The increase in the average settlement price was primarily attributable to a 10% higher average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage decreased to 19.0% in 2011 from 19.8% in 2010. Gross profit margins were negatively impacted by the reduced settlement volume year over year, and its impact on our ability to leverage certain operating costs.

     Segment new orders for the six-month period ended June 30, 2011 decreased approximately 12% compared to new orders in the prior year period. New orders were lower despite a 12% increase in the number of active communities year over year for the reasons previously discussed in the Consolidated Homebuilding section. New orders were also negatively impacted by an increase in the cancellation rate to 12.5% from 8.7%.
North East
Three Months Ended June 30, 2011 and 2010
     The North East segment had an approximate $500 increase in segment profit from the second quarter of 2010, despite a decrease of approximately $17,200, or 20%, in revenues quarter over quarter primarily due to a 23% decrease in the number of units settled. The decrease in units settled was attributable to an increased number of settlements in the prior year second quarter as a result of the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. The North East segment’s increase in segment profit and its increase in gross profit margin percentage to 19.0% in 2011 from 14.6% in 2010, were due primarily to contract land deposit impairment charges of $3,689, or 434 basis points, in the second quarter of 2010, while we had no contract land deposit impairment charge in the second quarter of 2011.
     Segment new orders and the average selling price decreased approximately 5% and 7%, respectively, during the second quarter of 2011 from the same period in 2010. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, the decrease in the number of units sold was attributable to the 8% decrease in the average number of active communities quarter over quarter.
Six Months Ended June 30, 2011 and 2010
     The North East segment had an approximate $4,100 decrease in segment profit in the six-month period ended June 30, 2011 compared to the same period in 2010. Revenues decreased approximately $42,200, or 28%, for the six-month period ended June 30, 2011 from the prior year period. Revenues decreased due to a 31% decrease in the number of units settled, offset partially by a 4% increase in the average settlement price period over period. The decrease in units settled was attributable primarily to the decreased settlement activity in the second quarter as discussed above. In addition, units settled were negatively impacted by the 29% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. The increase in the average settlement price was primarily attributable to a 4% higher average price of homes in the beginning backlog period over period. The North East segment’s gross profit margin percentage increased to 18.0% in 2011 from 16.0% in 2010, due primarily to lower contract land deposit impairment charges of $7 for the first six months of 2011, compared to $3,689, or 247 basis points, in the same period in 2010.
     Segment new orders and the average selling price for new orders for the six-month period ended June 30, 2011, decreased 4% and 5%, respectively, compared to the same period in 2010. New orders in the current year were impacted by current economic circumstances as discussed in the Consolidated Homebuilding section above. In addition, new orders were negatively impacted by a 7% decrease in the average number of active communities year over year.
Mid East
Three Months Ended June 30, 2011 and 2010
     The Mid East segment had an approximate $12,700 decrease in segment profit from the second quarter of 2010. The decrease in segment profit was primarily driven by a decrease in revenue of approximately $51,400, or 26%, due to a 34% decrease in the number of units settled in the second quarter of 2011 as compared to the same period in 2010, offset partially by an 11% increase in the average settlement price. The decrease in units settled was attributable to an increased number of settlements in the prior year second quarter as a result of the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit.

Average settlement prices were favorably impacted primarily by a 10% higher average price of homes in our beginning backlog entering the second quarter of 2011 compared to the same period in 2010. Gross profit margins decreased to 16.2% in the second quarter of 2011 from 18.0% in the same period of 2010, due primarily to the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.
     Segment new orders decreased 8% during the second quarter of 2011 as compared to the same period in 2010, while the average selling price for new orders increased 4% quarter over quarter. New orders were lower quarter over quarter for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 13.0% from 11.9% in the prior year quarter. The increase in the average selling price is attributable to a shift in mix to higher priced communities in certain markets.
Six Months Ended June 30, 2011 and 2010
     The Mid East segment had an approximate $22,000 decrease in segment profit in the six-month period ended June 30, 2011 compared to the same period in 2010. Revenues decreased approximately $78,200, or 24%, for the six-month period ended June 30, 2011 from the prior year period. Revenues decreased due to a 30% decrease in the number of units settled, offset partially by an 8% increase in the average settlement price period over period. The decrease in units settled was attributable primarily to the decreased settlement activity in the second quarter as discussed above. In addition, units settled were negatively impacted by the 24% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. The increase in the average settlement price was primarily attributable to a 4% higher average price of homes in the beginning backlog period over period. Gross profit margins decreased to 15.6% in the first six months of 2011 from 17.9% in the same period in 2010, due primarily to the reduced settlement volume year over year, and its impact on our ability to leverage certain operating costs.
     Segment new orders decreased 15% during the six-month period ended June 30, 2011 compared to the same period in 2010, while the average selling price for new orders increased 8% year over year. New orders were lower year over year for the reasons previously discussed in the Consolidated Homebuilding section. In addition, new orders in 2011 were negatively impacted by an increase in the cancellation rate to 12.6% from 10.6% for the same period in 2011. The increase in the average selling price is attributable to a shift in mix to higher priced communities in certain markets.
South East
Three Months Ended June 30, 2011 and 2010
     The South East segment had an approximate $4,700 decrease in segment profit from the second quarter of 2010. Revenues decreased approximately $39,900, or 37%, quarter over quarter due primarily to a 36% decrease in the number of homes settled. The decrease in units settled was attributable to an increased number of settlements in the prior year second quarter as a result of the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Gross profit margins increased to 17.8% in the second quarter of 2011 from 16.6% in the same period of 2010, due primarily to a decrease in contract land deposit impairment charges to $68, or 10 basis points in the second quarter of 2011 compared to $1,255, or 117 basis points in the second quarter of 2010.
     Segment new orders increased approximately 22% during the second quarter of 2011 from the same period in 2010, while the average selling price of new orders decreased 14% quarter over quarter. New orders and average selling prices were impacted by a product mix shift to lower priced, more affordable homes in certain of our markets in the South East segment. In addition, new orders in the current quarter were favorably impacted by a decrease in the cancellation rate to 13.4% from 19.3% in the prior year quarter.

Six Months Ended June 30, 2011 and 2010
     The South East segment had an approximate $3,500 decrease in segment profit in the six-month period ended June 30, 2011 compared to the same period in 2010. The decrease in segment profit was driven by a decrease of approximately $36,200, or 23%, in revenues for the six months ended June 30, 2011 from the prior year period due to a 19% decrease in the number of units settled coupled with a 5% decrease in the average settlement price period over period. The decrease in units settled was attributable primarily to the decreased settlement activity in the second quarter as discussed above. In addition, units settled were negatively impacted by the 6% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. The decrease in the average settlement price is primarily attributable to a 7% lower average price of units in backlog entering 2011 compared to the same period in 2010. Gross profit margins increased to 17.1% for the first six months of 2011 from 16.3% for the same period in 2010, primarily due to lower contract land deposit impairment charges of $68, or 6 basis points, in 2011 compared to $1,255, or 80 basis points in 2010.
     Segment new orders and the average sales price of new orders for the six-month period ended June 30, 2011 decreased approximately 5% and 9%, respectively, compared to the same period in the prior year. New orders were lower year over year for the reasons previously discussed in the Consolidated Homebuilding section. The decrease in the average selling price is attributable to the second quarter product mix shift discussed above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$78,722	$110,931	$136,357	$178,072
Homebuilding North East	12,867	12,381	19,216	23,842
Homebuilding Mid East	23,261	35,011	37,708	57,289
Homebuilding South East	11,990	17,786	20,422	25,473
Consolidation adjustments and other	(2,778)	(612)	(4,817)	(2,867)

Segment gross profit	$124,062	$175,497	$208,886	$281,809

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$45,327	$77,058	$71,203	$114,918
Homebuilding North East	6,676	6,173	7,799	11,928
Homebuilding Mid East	8,722	21,382	10,329	32,316
Homebuilding South East	5,251	9,956	7,464	11,013
Reconciling items:
Contract land deposit impairments (1)	(1,375)	5,510	(2,505)	7,518
Equity-based compensation expense (2)	(15,346)	(14,297)	(30,148)	(19,509)
Corporate capital allocation (3)	17,897	17,953	33,320	32,433
Unallocated corporate overhead (4)	(14,401)	(16,290)	(30,861)	(36,969)
Consolidation adjustments and other (5)	4,448	929	9,573	2,573
Corporate interest expense (6)	(107)	(1,801)	(210)	(3,879)

Reconciling items sub-total	(8,884)	(7,996)	(20,831)	(17,833)

Homebuilding consolidated profit before taxes	$57,092	$106,573	$75,964	$152,342

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)	The year-to-date increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding Mid Atlantic	$12,105	$11,869	$22,936	$21,664
Homebuilding North East	1,566	1,672	2,729	3,222
Homebuilding Mid East	2,840	2,661	5,044	4,737
Homebuilding South East	1,386	1,751	2,611	2,810

Total	$17,897	$17,953	$33,320	$32,433

(4)	The decrease in unallocated corporate overhead in the three and six month periods of 2011 is primarily attributable to a decrease in management incentive costs period over period.

(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production volumes in the respective quarters.

(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

Mortgage Banking Segment
Three and Six Months Ended June 30, 2011 and 2010
     We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loan closing volume:
Total principal	$504,116	$706,551	$857,687	$1,124,593

Loan volume mix:
Adjustable rate mortgages	10%	4%	10%	3%

Fixed-rate mortgages	90%	96%	90%	97%

Operating Profit:
Segment Profit	$7,040	$12,537	$13,782	$19,965
Stock option expense	(778)	(851)	(1,557)	(1,317)

Mortgage banking income before tax	$6,262	$11,686	$12,225	$18,648

Capture rate:	90%	90%	89%	90%

Mortgage Banking Fees:
Net gain on sale of loans	$9,735	$13,049	$18,865	$22,978
Title services	3,378	4,377	5,836	7,058
Servicing fees	105	106	277	329

	$13,218	$17,532	$24,978	$30,365

     Loan closing volume for the three months ended June 30, 2011, decreased 29% over the same period for 2010. Loan closing volume for the six months ended June 30, 2011, decreased 24% from the same period in 2010. The volume decreases for the three and six month periods ended June 30, 2011 were primarily attributable to the aforementioned decrease in the number of builder settlements compared to the same periods in 2010. The decrease in builder settlements was partially offset by an increase in the average loan amount for both the three and six month periods ended June 30, 2011.
     Segment profit for the three months ended June 30, 2011, decreased approximately $5,500 from the same period for 2010. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closing volume and an approximate $1,300 increase in the allowance for loan losses.
     Segment profit for the six months ended June 30, 2011, decreased approximately $6,200 from the same period for 2010. The decrease is primarily due to a net decrease in mortgage banking fees attributable to the aforementioned decrease in closing volume.
Mortgage Banking — Other
     We sell all of the loans we originate into the secondary mortgage market. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. Insofar as we underwrite our originated loans to those standards, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We have always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to June 30, 2011, we have originated approximately $18,021,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,750 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. At June 30, 2011 we had an allowance for loan losses of approximately $9,800. Although we consider the allowance for loan losses reflected on the June 30, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.
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
Liquidity and Capital Resources
Lines of Credit and Notes Payable
     Our homebuilding business segment funds its operations from cash flows provided by its operating activities. Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from NVR operations as well as a revolving mortgage repurchase facility (the “Repurchase Agreement”). The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $100,000, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which NVRM may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125,000. The Repurchase Agreement expired on August 2, 2011. NVRM entered into a new repurchase agreement, effective with the current repurchase agreements expiration, with a reduced available purchase limit of $25,000. NVRM primarily will use internally generated cash and borrowings from NVR to fund its mortgage origination activity.
     Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 4.5%. Under the Repurchase Agreement, we may enter into separate agreements with the Buyers party to the Repurchase Agreement, adjusting the Pricing Rate in effect. These separate agreements do not effect the maximum aggregate commitment available under the Repurchase Agreement. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum tangible net worth ratio, (iv) a minimum net income requirement, and (v) a maximum leverage ratio requirement, all of which we were compliant with at June 30, 2011. As of June 30, 2011, there was approximately $89,600 outstanding under the Repurchase Agreement. There were no borrowing base limitations as of June 30, 2011. The average Pricing Rate on outstanding balances at June 30, 2011 was 4.1%.

Cash Flows
     Cash used by our operating activities was $25,223. Cash provided by homebuilding operations was used to fund the increase in homebuilding inventory of $103,558, as a result of an increase in units under construction at June 30, 2011 compared to December 31, 2010. Cash was also used to fund the $32,485 increase in contract land deposits during the period.
     Net cash used by investing activities was $61,428 for the period ended June 30, 2011, which primarily resulted from our investment in the joint venture with Morgan Stanley Real Estate Investing of $61,250 (see Note 2 to the accompanying condensed consolidated financial statements included herein for further discussion). Additionally, cash was used to purchase $7,478 in property, plant and equipment associated largely with bringing our new production facility in Ohio on-line in June 2011. Cash was provided by capital distributions from our unconsolidated joint ventures of $7,343.
     Net cash used by financing activities was $176,703 for the period ended June 30, 2011, due primarily to the repurchase of approximately 411,500 shares of our common stock at an aggregate purchase price of $300,885 under our ongoing common stock repurchase program, discussed below. This use of cash was partially offset by stock option exercise activity which provided $104,592 in exercise proceeds, and the realization of $21,391 in excess income tax benefits from stock option exercises.
Equity Repurchases
     In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion of repurchase activity during the second quarter of 2011.
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
     At June 30, 2011, we had approximately $78,500 in land under development in three separate communities. None of the three communities classified as land under development nor any of the undeveloped land held by the three JVs had any indicators of impairment at June 30, 2011. As such, we do not believe that any of the land under development or any of the undeveloped land held by the JVs is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2011 balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2011 balance sheet to be adequate (see Note 8 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
     Mortgage Loan Loss Allowance
     We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the June 30, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in our market risks during the six months ended June 30, 2011. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     We had two repurchase authorizations outstanding during the quarter ended June 30, 2011. On July 29, 2010 (“2010 Authorization”), we publicly announced the board of directors’ approval for us to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. We fully utilized the 2010 Authorization during May 2011. On May 3, 2011 (“2011 Authorization”), the Board of Directors approved a repurchase authorization providing us the authority to repurchase up to an aggregate of $300,000 of our common stock in one or more open markets and/or privately negotiated transactions. The 2011 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the second quarter of 2011:

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1 - 30, 2011	2,700	$718.29	2,700	$43,852
May 1 - 31, 2011 (1)	167,044	$732.26	167,044	$221,531
June 1 - 30, 2011	156,273	$724.48	156,273	$108,314

Total	326,017	$728.42	326,017

(1)	59,566 shares were purchased under the 2010 Authorization, which fully utilized the 2010 Authorization. The remaining 107,478 shares were purchased under the 2011 Authorization.
     In July 2011, we purchased an additional 149,600 shares, leaving $227 available under the 2011 Authorization.
     On July 28, 2011, the Board of Directors approved a repurchase authorization providing us authorization to purchase up to an aggregate of $300,000 of our common stock in one or more open market and/or private negotiated transactions.
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

August 8, 2011	NVR, Inc.
	By:	/s/ Dennis M. Seremet
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