Form 10-Q
period 2011-09-30
NVR INC
filed 2011-10-28
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2011 there were 4,976,408 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$492,331	$1,190,731
Receivables	7,281	6,948
Inventory:
Lots and housing units, covered under sales agreements with customers	420,680	275,272
Unsold lots and housing units	62,520	70,542
Land under development	91,392	78,058
Manufacturing materials and other	6,621	7,457

	581,213	431,329

Assets related to consolidated variable interest entity	21,802	22,371
Contract land deposits, net	127,570	100,786
Property, plant and equipment, net	22,986	19,523
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	288,495	243,005

	1,583,258	2,056,273

Mortgage Banking:
Cash and cash equivalents	4,117	2,661
Mortgage loans held for sale, net	192,203	177,244
Property and equipment, net	1,066	950
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	11,625	15,586

	216,358	203,788

Total assets	$1,799,616	$2,260,061

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$146,837	$115,578
Accrued expenses and other liabilities	203,297	237,052
Liabilities related to consolidated variable interest entity	1,052	500
Non-recourse debt related to consolidated variable interest entity	5,685	7,592
Customer deposits	66,640	53,705
Other term debt	1,666	1,751

	425,177	416,178

Mortgage Banking:
Accounts payable and other liabilities	28,420	13,171
Note payable	—	90,338

	28,420	103,509

Total liabilities	453,597	519,687

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 and 20,557,913 shares issued as of September 30, 2011 and December 31, 2010, respectively	206	206
Additional paid-in-capital	1,054,234	951,234
Deferred compensation trust – 152,964 and 158,894 shares of NVR, Inc. common stock as of September 30, 2011 and December 31, 2010, respectively	(25,582)	(27,582)
Deferred compensation liability	25,582	27,582
Retained earnings	4,126,100	4,029,072
Less treasury stock at cost – 15,542,337 and 14,894,357 shares at September 30, 2011 and December 31, 2010, respectively	(3,834,521)	(3,240,138)

Total shareholders’ equity	1,346,019	1,740,374

Total liabilities and shareholders’ equity	$1,799,616	$2,260,061

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding:
Revenues	$696,980	$661,935	$1,882,387	$2,186,288
Other income	842	3,298	3,662	7,777
Cost of sales	(572,382)	(540,783)	(1,548,903)	(1,783,327)
Selling, general and administrative	(60,462)	(65,534)	(195,695)	(195,412)

Operating income	64,978	58,916	141,451	215,326
Interest expense	(293)	(497)	(802)	(4,565)

Homebuilding income	64,685	58,419	140,649	210,761

Mortgage Banking:
Mortgage banking fees	10,496	14,234	35,474	44,599
Interest income	1,589	1,555	3,789	3,803
Other income	151	166	311	565
General and administrative	(7,796)	(9,203)	(22,371)	(23,007)
Interest expense	(183)	(281)	(721)	(841)

Mortgage banking income	4,257	6,471	16,482	25,119

Income before taxes	68,942	64,890	157,131	235,880

Income tax expense	(25,533)	(20,946)	(60,103)	(88,573)

Net income	$43,409	$43,944	$97,028	$147,307

Basic earnings per share	$8.19	$7.65	$17.22	$24.64

Diluted earnings per share	$7.98	$7.31	$16.75	$23.49

Basic average shares outstanding	5,301	5,748	5,634	5,978

Diluted average shares outstanding	5,437	6,011	5,792	6,271

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$97,028	$147,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,948	5,548
Excess income tax benefit from equity-based compensation	(21,272)	(61,659)
Equity-based compensation expense	47,966	40,750
Contract land deposit impairments (recoveries)	6,796	(651)
Gain on sales of loans	(25,887)	(33,772)
Mortgage loans closed	(1,273,909)	(1,544,422)
Proceeds from sales of mortgage loans	1,290,126	1,446,470
Principal payments on mortgage loans held for sale	3,327	1,558
Distribution of earnings from unconsolidated joint ventures	1,995	—
Net change in assets and liabilities:
Increase in inventories	(148,415)	(140,278)
Increase in contract land deposits	(33,580)	(39,170)
Decrease (increase) in receivables	91	(1,899)
Increase in accounts payable, accrued expenses and customer deposits	40,998	89,188
Other, net	5,207	5,431

Net cash used in operating activities	(4,581)	(85,599)

Cash flows from investing activities:
Purchase of marketable securities	—	(150,000)
Redemption of marketable securities at maturity	—	344,535
Investments in and advances to unconsolidated joint ventures	(61,600)	(2,000)
Distribution of capital from unconsolidated joint ventures	9,505	—
Purchase of property, plant and equipment	(8,674)	(4,308)
Proceeds from the sale of property, plant and equipment	401	506

Net cash (used in) provided by investing activities	(60,368)	188,733

Cash flows from financing activities:
Purchase of treasury stock	(666,628)	(377,293)
Net (repayments) borrowings under notes payable and credit lines	(90,423)	86,626
Redemption of senior notes	—	(133,370)
Net (repayments) borrowings under non-recourse debt related to consolidated variable interest entity	(1,907)	7,944
Excess income tax benefit from equity-based compensation	21,272	61,659
Proceeds from the exercise of stock options	106,007	56,993

Net cash used in financing activities	(631,679)	(297,441)

Net decrease in cash and cash equivalents	(696,628)	(194,307)
Cash and cash equivalents, beginning of the period	1,193,750	1,250,150

Cash and cash equivalents, end of period	$497,122	$1,055,843

Supplemental disclosures of cash flow information:
Interest paid during the period, net	$1,579	$5,154

Income taxes paid, net of refunds	$22,733	$17,424

Supplemental disclosures of non-cash activities:
Investment in consolidated joint venture	$—	$(25,214)

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and nine month periods ended September 30, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

NVR is not involved in the design or creation of any of the development entities from which the Company purchases lots under fixed price purchase agreements. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. NVR has no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash flow returns to its equity holders. Further, NVR does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.

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

As discussed above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of September 30, 2011 and December 31, 2010, is as follows:

	September 30, 2011	December 31, 2010

Contract land deposits	$197,347	$174,303
Loss reserve on contract land deposits	(69,777)	(73,517)

Contract land deposits, net	127,570	100,786

Contingent obligations in the form of letters of credit	3,533	6,610
Contingent specific performance obligations (1)	4,613	1,944

Total risk of loss	$135,716	$109,340

(1)	At September 30, 2011 and December 31, 2010, the Company was committed to purchase 45 and 43 finished lots under specific performance obligations, respectively.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount it has invested, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

During the second quarter of 2011, NVR invested $61,250 for a fifty percent (50%) interest in a joint venture entered into with Morgan Stanley Real Estate Investing, which holds the other fifty percent interest. NVR is not contractually committed to making any additional investments in the joint venture, nor will it be a borrower, guarantor or obligor on any debt of the joint venture, as applicable. The joint venture acquired nine separate parcels of land from entities controlled by a single developer that are in various stages of development and all nine parcels are zoned for their intended use. At inception, the joint venture controlled approximately 5,600 lots within the nine parcels, as follows:

	Lots Under Contract With:		Not Under Contract
Location	NVR	Others		Totals
Spotsylvania County, VA	143	16	—	159
Loudoun County, VA	1,769	50	—	1,819
Prince Georges County, MD	969	—	—	969
Jefferson County, WV	—	—	2,659	2,659

Total	2,881	66	2,659	5,606

Substantially all of the 2,881 lots under contract with the joint venture noted above were previously controlled by NVR under contracts with the prior developer, and those lots were formerly reported in NVR’s lots controlled total. In 2008, NVR recorded a valuation reserve on the deposits related to those lots.

At September 30, 2011, the Company had investments in four JVs that are expected to produce approximately 6,500 finished lots. In addition, at September 30, 2011, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the four JVs. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $76,100 and is reported in the “Other assets” line item in the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at September 30, 2011 and December 31, 2010, of the consolidated JV are as follows:

	September 30, 2011	December 31, 2010

Cash	$674	$358
Restricted cash	1,085	501
Other assets	126	126
Land under development	19,917	21,386

Total assets	$21,802	$22,371

Debt	$5,685	$7,592
Accrued expenses	113	59
Equity	16,004	14,720

Total liabilities and equity	$21,802	$22,371

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

3.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of September 30, 2011, NVR directly owned three separate raw parcels of land with a carrying value of $91,392 that it intends to develop into approximately 900 finished lots for use in its homebuilding operations. All three of the raw parcels are located in the Washington, D.C. metropolitan area and none of them had any indicators of impairment as of September 30, 2011. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

4.	Contract Land Deposits

As of September 30, 2011, NVR controlled approximately 47,400 lots with deposits in cash and letters of credit of approximately $197,300 and $3,500, respectively. At December 31, 2010, NVR controlled approximately 50,400 lots with deposits in cash and letters of credit totaling approximately $174,300 and $6,600, respectively. During the three and nine month periods ended September 30, 2011, the Company recognized a net pre-tax charge of approximately $2,700 and $6,800, respectively, related to the impairment of contract land deposits. During the three month period ended September 30, 2010, the Company recognized a net pre-tax contract land deposit impairment charge of approximately $300 and for the nine month period recognized a net pre-tax recovery of approximately $650 of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $69,800 and $73,500 impairment valuation allowance at September 30, 2011 and December 31, 2010, respectively.

5.	Earnings per Share

The following weighted average shares and share equivalents are used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average number of shares outstanding used to calculate basic EPS	5,301,000	5,748,000	5,634,000	5,978,000

Dilutive Securities:
Stock options and restricted share units	136,000	263,000	158,000	293,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	5,437,000	6,011,000	5,792,000	6,271,000

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Stock options and restricted share units issued under equity benefit plans to purchase or acquire 450,934 and 450,075 shares of common stock were outstanding during the three and nine month periods ended September 30, 2011, and stock options issued under equity benefit plans to purchase 441,252 and 440,202 shares of common stock were outstanding during the three and nine month periods ended September 30, 2010, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

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

7.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2010	$206	$951,234	$4,029,072	$(3,240,138)	$(27,582)	$27,582	$1,740,374

Net income	—	—	97,028	—	—	—	97,028
Deferred compensation activity	—	—	—	—	2,000	(2,000)	—
Purchase of common stock for treasury	—	—	—	(666,628)	—	—	(666,628)
Equity-based compensation	—	47,966	—	—	—	—	47,966
Tax benefit from stock options exercised and deferred compensation distributions	—	21,272	—	—	—	—	21,272
Proceeds from stock options exercised	—	106,007	—	—	—	—	106,007
Treasury stock issued upon option exercise	—	(72,245)	—	72,245	—	—	—

Balance, September 30, 2011	$206	$1,054,234	$4,126,100	$(3,834,521)	$(25,582)	$25,582	$1,346,019

The Company repurchased 979,265 shares of its common stock during the nine months ended September 30, 2011 at an aggregate purchase price of $666,628. The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired. Approximately 331,000 options to purchase shares of the Company’s common stock were exercised during the nine months ended September 30, 2011.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

8.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Warranty reserve, beginning of period	$62,804	$70,181	$69,787	$64,417
Provision	11,474	6,636	23,247	29,310
Payments	(11,110)	(9,454)	(29,866)	(26,364)

Warranty reserve, end of period	$63,168	$67,363	$63,168	$67,363

9.	Segment Disclosures

The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

Homebuilding Mid Atlantic – Virginia, West Virginia, Maryland and Delaware

Homebuilding North East – New Jersey and eastern Pennsylvania

Homebuilding Mid East – Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois

Homebuilding South East – North Carolina, South Carolina, Florida and Tennessee

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

Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	$395,265	$395,265	$395,265	$395,265
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Homebuilding Mid Atlantic	$417,742	$395,265	$1,134,935	$1,294,839
Homebuilding North East	55,214	72,552	162,122	221,671
Homebuilding Mid East	160,585	138,879	402,118	458,603
Homebuilding South East	63,439	55,239	183,212	211,175
Mortgage Banking	10,496	14,234	35,474	44,599

Total Consolidated Revenues	$707,476	$676,169	$1,917,861	$2,230,887

	$395,265	$395,265	$395,265	$395,265
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Profit:
Homebuilding Mid Atlantic	$42,389	$47,192	$113,592	$162,110
Homebuilding North East	3,981	8,512	11,780	20,440
Homebuilding Mid East	9,716	9,103	20,045	41,418
Homebuilding South East	2,851	1,042	10,315	12,056
Mortgage Banking	5,036	7,515	18,818	27,480

Total Segment Profit	63,973	73,364	174,550	263,504

Contract land deposit impairment reserve (1)	133	545	(2,372)	8,063
Equity-based compensation expense (2)	(16,261)	(19,924)	(47,966)	(40,750)
Corporate capital allocation (3)	19,182	16,239	52,502	48,672
Unallocated corporate overhead (4)	(4,355)	(10,422)	(35,216)	(47,391)
Consolidation adjustments and other (5)	6,365	5,492	15,938	8,065
Corporate interest expense (6)	(95)	(404)	(305)	(4,283)

Reconciling items sub-total	4,969	(8,474)	(17,419)	(27,624)

Consolidated income before taxes	$68,942	$64,890	$157,131	$235,880

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	September 30, 2011	December 31, 2010
Assets:
Homebuilding Mid Atlantic	$660,327	$492,148
Homebuilding North East	56,986	35,827
Homebuilding Mid East	111,766	78,246
Homebuilding South East	57,860	43,041
Mortgage Banking	209,011	196,441

Total Segment Assets	1,095,950	845,703

Consolidated variable interest entity	21,802	22,371
Cash and cash equivalents	492,331	1,190,731
Deferred taxes	171,737	184,930
Intangible assets	48,927	48,927
Contract land deposit reserve	(69,777)	(73,517)
Consolidation adjustments and other	38,646	40,916

Reconciling items sub-total	703,666	1,414,358

Consolidated Assets	$1,799,616	$2,260,061

(1)	This item represents changes to the contract land deposit impairment reserve, which is not allocated to the reportable segments.
(2)	The year-to-date increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding Mid Atlantic	$13,117	$11,078	$36,053	$32,742
Homebuilding North East	1,423	1,476	4,152	4,698
Homebuilding Mid East	3,149	2,350	8,193	7,087
Homebuilding South East	1,493	1,335	4,104	4,145

Total	$19,182	$16,239	$52,502	$48,672

(4)	The decrease in unallocated corporate overhead in the three and nine month periods of 2011 is primarily attributable to a decrease in management incentive costs period over period.
(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

10.	Fair Value

Financial Instruments

Except as otherwise noted here, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2011, there were contractual commitments to extend credit to borrowers aggregating $196,484 and open forward delivery contracts aggregating $349,595.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 80 basis points of the loan amount as of September 30, 2011, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of mortgage loans held for sale of $192,203 included in the accompanying condensed consolidated balance sheet has been increased by $4,386 from the aggregate principal balance of $187,817.

The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value September 30, 2011
Derivative Assets:
Rate Lock Commitments	NVRM - Other assets	$2,026

Derivative Liabilities:
Forward Sales Contracts	NVRM - Accounts payable and other liabilities	$5,181

The fair value measurement as of September 30, 2011 is as follows:

	Notional or Principal Amount	Assumed Gain (Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$196,484	$(890)	$1,435	$1,481	$—	$2,026
Forward sales contracts	$349,595	—	—	—	(5,181)	(5,181)
Mortgages held for sale	$187,817	(892)	3,814	1,464	—	4,386

Total Fair Value Measurement, September 30, 2011		$(1,782)	$5,249	$2,945	$(5,181)	$1,231

For the nine month period ended September 30, 2011, NVRM recorded a fair value adjustment gain of $223. The unrealized gain from the change in the fair value measurements is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights and the volume and product mix of the Company’s closed loans and locked loan commitments.

11.	Debt

On August 2, 2011, NVR’s mortgage banking wholly-owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), entered into a revolving mortgage repurchase facility (the “Repurchase Facility”) that provides for loan purchases up to $25,000, subject to certain sublimits. At September 30, 2011, there was no outstanding debt under the Repurchase Facility. Amounts outstanding under the Repurchase Facility are collateralized by the Company’s mortgage loans held for sale. As of September 30, 2011, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

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

The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The three courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheets.

During October 2011, the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) concluded its examination of NVRM’s loan origination practices in North Carolina for the period August 1, 2006 through August 31, 2009. The conclusion of the NCOOB’s examination did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In August 2011, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it was initiating an investigation to determine the Company’s compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to the Company’s homebuilding operations. The Company has cooperated with this information request, has either provided or made available the information that the DOL has requested and expects to continue to cooperate with the DOL’s investigation. The Company believes that its payroll practices are in compliance with the FSLA. At this time, the Company cannot predict the outcome of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

13.	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The implementation of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The implementation of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation of the mortgage banking industry; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements, except as required by law. For additional information regarding risk factors, see Part II, Item 1(a) of this Report.

Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its subsidiaries.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

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

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee and Florida

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This has necessitated in certain specific strategic circumstances that we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of September 30, 2011, we controlled approximately 47,400 lots with deposits in cash and letters of credit totaling approximately $197,300 and $3,500, respectively, and approximately 3,700 additional lots through joint venture limited liability corporations with an aggregate investment of approximately $91,100. Included in the number of controlled lots are approximately 9,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $69,800 as of September 30, 2011. See Notes 2 and 4 to the condensed consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of September 30, 2011, we had approximately $91,400 in land under development, that once fully developed will result in approximately 900 lots. See Note 3 to the condensed consolidated financial statements included herein for additional information regarding land under development.

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

Overview of Current Business Environment

The homebuilding market continues to be negatively impacted by a sluggish economy, high unemployment and a tight mortgage lending environment. These factors continue to weigh on homebuyer confidence and in turn, suppress housing demand. In addition to the foregoing pressures on demand, new home sales have been negatively impacted by market uncertainty surrounding home prices. As a result, we continue to face sales and pricing pressures in many of our markets. Consolidated revenues for the third quarter of 2011 totaled $707,476, a 5% increase from the third quarter of 2010. Net income decreased approximately 1% compared to the third quarter of 2010, while diluted earnings per share increased 9% primarily due to our ongoing share repurchase program under which we repurchased approximately 980,000 shares of our outstanding stock during 2011. Gross profit margins within our homebuilding business decreased to 17.9% in the third quarter of 2011 compared to 18.3% in the third quarter of 2010.

We expect to continue to experience pressure on sales and selling prices over at least the next several quarters in all of our markets, as significant economic uncertainties remain. Further, our expectation of continued sales and pricing pressures has been factored into the impairment analysis of our homebuilding inventory, land under development and contract land deposits. We assess our land under development, including land under development held in joint ventures, and contract land deposits each quarter for impairment on a community-by-community basis by considering, among other items, overall market and economic conditions, and analyzing, as applicable, current sales absorption levels and recent sales’ gross profit. At this time, we do not believe that any of the land under development is impaired, and we consider the allowance for losses on contract land deposits reflected on the September 30, 2011 balance sheet to be adequate. Further, we believe that our homebuilding inventory is stated at the lower of cost or market. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$696,980	$661,935	$1,882,387	$2,186,288
Cost of sales	$572,382	$540,783	$1,548,903	$1,783,327
Gross profit margin percentage	17.9%	18.3%	17.7%	18.4%
Selling, general and administrative	$60,462	$65,534	$195,695	$195,412
Settlements (units)	2,255	2,127	6,096	7,391
Average settlement price	$308.9	$311.1	$308.6	$295.7
New orders (units)	2,218	2,151	7,089	7,650
Average new order price	$306.5	$306.3	$301.8	$299.9
New order cancellation rate	15.0%	17.9%	13.2%	12.7%
Backlog (units)			3,909	3,790
Average backlog price			$311.2	$312.5

Consolidated Homebuilding - Three Months Ended September 30, 2011 and 2010

Homebuilding revenues increased 5% for the third quarter of 2011 from the same period in 2010 as a result of a 6% increase in the number of units settled, offset partially by a 1% decrease in the average settlement price quarter over quarter. Unit settlements were higher in many of our markets primarily due to the significant decrease in the number of settlements in the third quarter of the prior year driven by the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Average settlement prices were impacted primarily by the 1% lower average price of homes in our beginning backlog entering the third quarter of 2011 compared to the same period in 2010.

Gross profit margins in the quarter ended September 30, 2011 decreased 42 basis points compared to the third quarter of 2010 due primarily to a higher contract land deposit impairment charge of $2,727, or 39 basis points, in the third quarter of 2011, compared to $298, or 5 basis points, in the third quarter of 2010.

New orders for the third quarter of 2011 increased 3% when compared to the third quarter of 2010. The average selling price for new orders during the third quarter of 2011 remained flat compared to the same period in 2010. The favorable new order variance quarter over quarter is primarily due to increased sales in our South East market segment, attributable to a decline in the cancellation rate in the South East segment and an increase in the number of active communities in our Raleigh, NC and Orlando, FL markets. New orders were flat or lower quarter over quarter in each of our other market segments as a result of current market conditions as discussed in the Overview section above. In addition, new orders in the current quarter were also negatively impacted by increased competition from existing homes, the prices of which continue to decline in many of our markets. We expect to see continued pressure on new orders over at least the next several quarters until the economy begins to exhibit consistent stability and job growth.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2011 declined approximately 8% compared to the third quarter of 2010, and as a percentage of revenue decreased to 8.7% from 9.9% quarter over quarter. SG&A expenses declined primarily due to an approximate $5,300 decrease in management incentive costs.

Consolidated Homebuilding - Nine Months Ended September 30, 2011 and 2010

Homebuilding revenues decreased 14% for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of an 18% decrease in the number of units settled, offset partially by a 4% increase in the average settlement price period over period. The number of units settled decreased in all of our market segments period over period. 2011 settlements were negatively impacted by a 17% lower beginning backlog unit balance entering 2011 as compared to the same period in 2010. In addition, the settlement results for the prior year nine month period ended September 30, 2010 were favorably impacted by the surge in first half 2010 settlement activity due to the federal homebuyer tax credit’s June 30, 2010 settlement deadline. Unit settlements were approximately 1,400 units higher through the first half of 2010 compared to the first half of 2011 because of that unique event. Average settlement prices were favorably impacted primarily by an 8% higher average price of homes in the beginning backlog entering 2011 compared to the same period in 2010.

Gross profit margins in the first nine months of 2011 decreased approximately 71 basis points compared to the first nine months of 2010 due in part to the reduction in settlement volume year over year, and its impact on our ability to leverage certain operating costs. In addition, gross profit margins in 2011 were negatively impacted by the contract land deposit charge of $6,796, or 36 basis points, compared to the recovery of $651, or 3 basis points, in 2010, of contract land deposits previously determined to be uncollectible.

The number of new orders for the first nine months of 2011 decreased 7% compared to the same period in 2010, while the average sales price of new orders was flat period over period. New orders were lower period over period in each of our market segments, except the South East. As noted in the third quarter discussion above, the decrease in new orders is attributable to current market conditions as discussed in the Overview section above and increased competition from existing homes.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2011 were flat compared to the same period in 2010 and increased as a percentage of revenue to 10.4% from 8.9% year over year. SG&A expenses were impacted by an approximate $7,000 increase in stock-based compensation expense in 2011 as compared to the same period in 2010, due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan in the second quarter of 2010. This increase was offset by a decrease of approximately $7,600 in personnel costs, including management incentives, recorded year over year. SG&A expenses increased as a percentage of revenue due to the aforementioned 14% decrease in revenues year over year.

Backlog units and dollars were 3,909 and $1,216,642, respectively, as of September 30, 2011 compared to 3,790 and $1,184,488, respectively, as of September 30, 2010. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.2% and 12.7% in the first nine months of 2011 and 2010, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2011.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2011 and 2010 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $3,500 and $4,900 at September 30, 2011 and 2010, respectively, of letters of credit issued as deposits in lieu of cash. The following table summarizes certain homebuilding operating activity by segment for the three and nine months ended September 30, 2011 and 2010:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Mid Atlantic	$417,742	$395,265	$1,134,935	$1,294,839
North East	55,214	72,552	162,122	221,671
Mid East	160,585	138,879	402,118	458,603
South East	63,439	55,239	183,212	211,175

Total	$696,980	$661,935	$1,882,387	$2,186,288

Gross profit margin:
Mid Atlantic	$77,643	$78,784	$214,000	$256,856
North East	10,015	13,878	29,231	37,720
Mid East	25,328	22,705	63,036	79,994
South East	10,226	8,544	30,648	34,017

Total	$123,212	$123,911	$336,915	$408,587

Segment profit:
Mid Atlantic	$42,389	$47,192	$113,592	$162,110
North East	3,981	8,512	11,780	20,440
Mid East	9,716	9,103	20,045	41,418
South East	2,851	1,042	10,315	12,056

Total	$58,937	$65,849	$155,732	$236,024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit margin percentage:
Mid Atlantic	18.6%	19.9%	18.9%	19.8%
North East	18.1%	19.1%	18.0%	17.0%
Mid East	15.8%	16.4%	15.7%	17.4%
South East	16.1%	15.5%	16.7%	16.1%

Segment Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,090	1,049	$383.2	$376.8	3,002	3,656	$378.0	$354.1
North East	191	222	$288.8	$326.8	536	724	$302.3	$306.2
Mid East	676	625	$237.2	$222.1	1,719	2,112	$233.7	$217.0
South East	298	231	$212.4	$238.8	839	899	$218.0	$234.8

Total	2,255	2,127	$308.9	$311.1	6,096	7,391	$308.6	$295.7

New orders, net of cancellations:
Mid Atlantic	1,139	1,193	$363.7	$358.7	3,503	3,887	$363.0	$358.8
North East	179	171	$303.3	$318.7	639	650	$301.7	$318.0
Mid East	544	559	$243.8	$219.4	1,926	2,187	$236.6	$217.5
South East	356	228	$220.9	$235.2	1,021	926	$215.3	$234.2

Total	2,218	2,151	$306.5	$306.3	7,089	7,650	$301.8	$299.9

Backlog:
Mid Atlantic					2,096	2,094	$366.8	$367.1
North East					335	251	$310.5	$332.5
Mid East					937	1,035	$240.4	$225.2
South East					541	410	$219.3	$242.2

Total					3,909	3,790	$311.2	$312.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
New order cancellation rate:
Mid Atlantic	13.1%	12.5%	12.7%	9.9%
North East	20.4%	20.1%	13.4%	16.3%
Mid East	17.8%	21.0%	14.2%	13.6%
South East	13.2%	31.9%	13.0%	18.8%

Average active communities:
Mid Atlantic	190	173	186	167
North East	37	32	34	34
Mid East	106	107	109	108
South East	56	62	56	59

Total	389	374	385	368

Segment Homebuilding Inventory:

	As of September 30,
	2011	2010
Sold inventory:
Mid Atlantic	$270,621	$269,392
North East	35,645	33,381
Mid East	70,281	76,531
South East	38,265	32,800

Total (1)	$414,812	$412,104

Unsold lots and housing units inventory:
Mid Atlantic	$41,570	$46,503
North East	5,387	3,734
Mid East	7,634	11,951
South East	6,046	9,071

Total (1)	$60,637	$71,259

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unsold inventory impairments:
Mid Atlantic	$206	$997	$865	$1,258
North East	—	113	226	409
Mid East	83	80	423	339
South East	69	326	198	601

Total	$358	$1,516	$1,712	$2,607

Segment Lots Controlled and Contract Land Deposits:

	As of September 30,
	2011	2010
Total lots controlled:
Mid Atlantic	29,291	30,011
North East	4,460	4,203
Mid East	11,477	10,552
South East	6,710	6,801

Total	51,938	51,567

Lots included in impairment reserve:
Mid Atlantic	4,954	6,519
North East	1,095	790
Mid East	1,958	2,002
South East	1,267	1,703

Total	9,274	11,014

	As of September 30,
	2011	2010
Contract land deposits, net:
Mid Atlantic	$97,906	$72,981
North East	9,550	6,856
Mid East	16,458	10,430
South East	7,189	5,620

Total	$131,103	$95,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contract land deposit impairments:
Mid Atlantic	$2,549	$(307)	$3,975	$1,020
North East	3	87	10	3,776
Mid East	139	921	201	1,101
South East	171	141	239	1,396

Total	$2,862	$842	$4,425	$7,293

Mid Atlantic

Three Months Ended September 30, 2011 and 2010

The Mid Atlantic segment had an approximate $4,800 decrease in segment profit from the third quarter of 2010, despite an increase of approximately $22,500, or 6%, in revenues quarter over quarter. The increase in revenues was primarily attributable to a 4% increase in the number of units settled. This quarter over quarter increase resulted from the significant decrease in the number of settlements in the third quarter of the prior year driven by the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.6% in 2011 from 19.9% in 2010. This decrease, as well as the decrease in segment profit, predominately resulted from a higher contract land deposit charge of $2,549, or 61 basis points in 2011, compared to the recovery of $307, or 8 basis points, in 2010, of contract land deposits previously determined to be uncollectible. In addition, segment profit was negatively impacted by approximately $1,300 higher SG&A costs primarily related to the 10% increase in the number of active communities quarter over quarter.

Segment new orders decreased by 5% while the average selling price increased slightly in the third quarter of 2011 compared to the same period in 2010. New orders were lower despite a 10% increase in the number of active communities quarter over quarter due to the current economic circumstances previously discussed in the Overview section.

Nine Months Ended September 30, 2011 and 2010

The Mid Atlantic segment had an approximate $48,500 decrease in segment profit in the nine month period ended September 30, 2011 compared to the same period in 2010. Revenues decreased approximately $159,900, or 12%, for the nine months ended September 30, 2011 from the prior year period on an 18% decrease in the number of units settled, offset partially by a 7% increase in the average settlement price. Units settled were negatively impacted by the 14% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. In addition, the decrease in units settled was attributable to the significant decline in settlement activity through the second quarter of 2011 as compared to the same period in 2010 due to the impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. The increase in the average settlement price was primarily attributable to a 10% higher average price of homes in the beginning backlog period over period. The segment’s gross profit margin percentage decreased to 18.9% in 2011 from 19.8% in 2010. Gross profit margins were negatively impacted by the reduced settlement volume year over year, and its impact on our ability to leverage certain operating costs. In addition, gross profit margins were negatively impacted by a higher contract land deposit charge of $3,975, or 35 basis points in 2011, compared to $1,020, or 8 basis points, in 2010.

Segment new orders for the nine-month period ended September 30, 2011 decreased approximately 10% compared to new orders in the prior year period. New orders were lower despite an 11% increase in the number of active communities year over year for the reasons previously discussed in the Overview section. New orders were also negatively impacted by an increase in the cancellation rate to 12.7% from 9.9%.

North East

Three Months Ended September 30, 2011 and 2010

The North East segment had an approximate $4,500 decrease in segment profit from the third quarter of 2010. This decrease was primarily driven by a decrease of approximately $17,300, or 24%, in revenues quarter over quarter due to a 14% decrease in the number of units settled and a 12% decrease in the average settlement price. The decrease in units settled was attributable to a lower backlog turnover rate in the current year quarter. The decrease in the average settlement price quarter over quarter is attributable to a 10% lower average price of homes in the beginning backlog entering the third quarter of 2011 as compared to the same period in 2010. The North East segment’s gross profit margin percentage decreased to 18.1% in 2011 from 19.1% in 2010. Gross profit margins were negatively impacted by the lower average settlement prices, as well as, by the reduced settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.

Segment new orders increased 5% while the average selling price decreased approximately 5% during the third quarter of 2011 from the same period in 2010. New orders in the current year quarter were favorably impacted by a 17% increase in the average number of active communities quarter over quarter.

Nine Months Ended September 30, 2011 and 2010

The North East segment had an approximate $8,700 decrease in segment profit in the nine-month period ended September 30, 2011 compared to the same period in 2010. Revenues decreased approximately $59,500, or 27%, for the nine-month period ended September 30, 2011 from the prior year period. The revenue decline was primarily due to a 26% decrease in the number of units settled, which was attributable to a 29% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. In addition, the decrease in units settled was attributable to the significant decline in settlement activity through the second quarter of 2011 as compared to the same period in 2010 due to the impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. The North East segment’s gross profit margin percentage increased to 18.0% in 2011 from 17.0% in 2010, due primarily to lower contract land deposit impairment charges of $10 for the first nine months of 2011, compared to $3,776, or 170 basis points, in the same period in 2010. The favorable impact of the contract land deposit charge variance on gross profit margins was partially offset by the negative impact of the reduced settlement volume on our ability to leverage certain operating costs.

Segment new orders and the average selling price for new orders for the nine-month period ended September 30, 2011, decreased 2% and 5%, respectively, compared to the same period in 2010. New orders and the average selling price in the current year were impacted by current economic circumstances as discussed in the Overview section above.

Mid East

Three Months Ended September 30, 2011 and 2010

The Mid East segment had an approximate $600 increase in segment profit from the third quarter of 2010. The increase in segment profit was primarily driven by an increase in revenue of approximately

$21,700, or 16%, due to an 8% increase in the number of units settled in the third quarter of 2011 as compared to the same period in 2010, coupled with a 7% increase in the average settlement price. This quarter over quarter increase resulted from the significant decrease in the number of settlements in the third quarter of the prior year driven by the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Average settlement prices were favorably impacted primarily by a 5% higher average price of homes in our beginning backlog entering the third quarter of 2011 compared to the same period in 2010. Gross profit margins decreased to 15.8% in the third quarter of 2011 compared to 16.4% in the year ago quarter due to the continued difficult market conditions.

Segment new orders decreased 3% during the third quarter of 2011 as compared to the same period in 2010, while the average selling price for new orders increased 11% quarter over quarter. New orders were lower quarter over quarter due to the current economic circumstances previously discussed in the Overview section. The increase in the average selling price quarter over quarter is attributable to a shift in mix to higher priced communities in certain markets.

Nine Months Ended September 30, 2011 and 2010

The Mid East segment had an approximate $21,400 decrease in segment profit in the nine-month period ended September 30, 2011 compared to the same period in 2010. Revenues decreased approximately $56,500, or 12%, for the nine-month period ended September 30, 2011 from the prior year period. Revenues decreased due to a 19% decrease in the number of units settled, offset partially by an 8% increase in the average settlement price period over period. Units settled were negatively impacted by the 24% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. In addition, the decrease in units settled was attributable to the significant decline in settlement activity through the second quarter of 2011 as compared to the same period in 2010 due to the impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. The increase in the average settlement price was primarily attributable to a 4% higher average price of homes in the beginning backlog period over period. Gross profit margins decreased to 15.7% in the first nine months of 2011 from 17.4% in the same period in 2010, due primarily to the reduced settlement volume year over year, and its impact on our ability to leverage certain operating costs.

Segment new orders decreased 12% during the nine-month period ended September 30, 2011 compared to the same period in 2010, while the average selling price for new orders increased 9% year over year. New orders were lower year over year due to the current economic circumstances previously discussed in the Overview section. The increase in the average selling price is attributable to a shift in mix to higher priced communities in certain markets.

South East

Three Months Ended September 30, 2011 and 2010

The South East segment had an approximate $1,800 increase in segment profit from the third quarter of 2010 due primarily to an increase in revenues of approximately $8,200, or 15%, quarter over quarter. The quarter over quarter increase in revenues was due primarily to a 29% increase in the number of homes settled, offset partially by an 11% decrease in the average settlement price. This quarter over quarter increase in the number of homes settled resulted from the significant decrease in the number of settlements in the third quarter of the prior year driven by the initial settlement deadline of June 30, 2010, to qualify for the federal homebuyer tax credit. Average settlement prices were negatively impacted primarily by a 12% lower average price of homes in our beginning backlog entering the third quarter of 2011 compared to the same period in 2010. Gross profit margins increased to 16.1% in the third quarter of 2011 from 15.5% in the same period of 2010, due primarily to the increased settlement volume which favorably impacted our ability to leverage certain operating costs.

Segment new orders increased approximately 56% during the third quarter of 2011 from the same period in 2010, while the average selling price of new orders decreased 6% quarter over quarter. As discussed previously in the Overview section, the increase in new orders is primarily attributable to a decline in the cancellation rate in the South East segment to 13.2% in the third quarter of 2011 from 31.9% in the same period of 2010, and an increase in the number of active communities in our Raleigh, NC and Orlando, FL markets. New orders and average selling prices were also impacted by a product mix shift to lower priced, more affordable homes in certain of our markets in the South East segment.

Nine Months Ended September 30, 2011 and 2010

The South East segment had an approximate $1,700 decrease in segment profit in the nine-month period ended September 30, 2011 compared to the same period in 2010. The decrease in segment profit was driven by a decrease of approximately $28,000, or 13%, in revenues for the nine months ended September 30, 2011 from the prior year period due to a 7% decrease in the number of units settled coupled with a 7% decrease in the average settlement price period over period. Units settled were negatively impacted by the 6% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. In addition, the decrease in units settled was attributable to the significant decline in settlement activity through the second quarter of 2011 as compared to the same period in 2010 due to the impact of the federal homebuyer tax credit’s June 30, 2010 settlement deadline. The decrease in the average settlement price is primarily attributable to a 7% lower average price of units in backlog entering 2011 compared to the same period in 2010. Gross profit margins increased to 16.7% for the first nine months of 2011 from 16.1% for the same period in 2010, primarily due to a lower contract land deposit impairment charges of $239, or 13 basis points, in 2011 compared to $1,396, or 66 basis points in 2010.

Segment new orders increased approximately 10% during the nine-month period ended September 30, 2011 from the same period in 2010, while the average selling price of new orders decreased 8% year over year. The increase in new orders is primarily attributable to an increase in the number of active communities in the Raleigh, NC and Orlando, FL markets. In addition, new orders were favorably impacted by a decline in the cancellation rate in the South East segment to 13.0% in 2011 from 18.8% in 2010. The decrease in the average selling price is attributable to the product mix shift discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$77,643	$78,784	$214,000	$256,856
Homebuilding North East	10,015	13,878	29,231	37,720
Homebuilding Mid East	25,328	22,705	63,036	79,994
Homebuilding South East	10,226	8,544	30,648	34,017
Consolidation adjustments and other	1,386	(2,759)	(3,431)	(5,626)

Consolidated homebuilding gross profit	$124,598	$121,152	$333,484	$402,961

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding Consolidated Profit
Before Tax:
Homebuilding Mid Atlantic	$42,389	$47,192	$113,592	$162,110
Homebuilding North East	3,981	8,512	11,780	20,440
Homebuilding Mid East	9,716	9,103	20,045	41,418
Homebuilding South East	2,851	1,042	10,315	12,056
Reconciling items:
Contract land deposit impairments (1)	133	545	(2,372)	8,063
Equity-based compensation expense (2)	(15,482)	(18,880)	(45,630)	(38,389)
Corporate capital allocation (3)	19,182	16,239	52,502	48,672
Unallocated corporate overhead (4)	(4,355)	(10,422)	(35,216)	(47,391)
Consolidation adjustments and other (5)	6,365	5,492	15,938	8,065
Corporate interest expense (6)	(95)	(404)	(305)	(4,283)

Reconciling items sub-total	5,748	(7,430)	(15,083)	(25,263)

Homebuilding consolidated profit before taxes	$64,685	$58,419	$140,649	$210,761

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	The year-to-date increase in equity-based compensation expense is due primarily to the issuance of non-qualified stock options and restricted share units from the 2010 Equity Incentive Plan in the second quarter of 2010.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Homebuilding Mid Atlantic	$13,117	$11,078	$36,053	$32,742
Homebuilding North East	1,423	1,476	4,152	4,698
Homebuilding Mid East	3,149	2,350	8,193	7,087
Homebuilding South East	1,493	1,335	4,104	4,145

Total	$19,182	$16,239	$52,502	$48,672

(4)	The decrease in unallocated corporate overhead in the three and nine month periods of 2011 is primarily attributable to a decrease in management incentive costs period over period.
(5)	The favorable variance in consolidation adjustments and other in 2011 from 2010 is primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The decrease in corporate interest expense is attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2011 and 2010

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loan closing volume:
Total principal	$489,866	$497,404	$1,347,553	$1,621,997

Loan volume mix:
Adjustable rate mortgages	8%	3%	9%	3%

Fixed-rate mortgages	92%	97%	91%	97%

Operating Profit:
Segment Profit	$5,036	$7,515	$18,818	$27,480
Stock option expense	(779)	(1,044)	(2,336)	(2,361)

Mortgage banking income before tax	$4,257	$6,471	$16,482	$25,119

Capture rate:	88%	91%	89%	90%

Mortgage Banking Fees:
Net gain on sale of loans	$7,022	$10,794	$25,887	$33,772
Title services	3,383	3,318	9,219	10,376
Servicing fees	91	122	368	451

	$10,496	$14,234	$35,474	$44,599

Loan closing volume for the three months ended September 30, 2011, decreased 2% from the same period for 2010. The aforementioned increase in builder settlements compared to the three month period ended September 30, 2010 was offset by a 3 percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which decreased to 88% compared to 91% for the three month period ended September 30, 2010. Loan closing volume was also negatively impacted by a 3% decrease in the average loan amount compared to the same period in 2010. Loan closing volume for the nine months ended September 30, 2011, decreased 17% from the same period in 2010. The volume decrease for the nine month period ended September 30, 2011 was primarily attributable to the aforementioned decrease in the number of builder settlements compared to the same period in 2010. The decrease in builder settlements was partially offset by a 4% increase in the average loan amount.

Segment profit for the three months ended September 30, 2011, decreased approximately $2,500 from the same period for 2010. The decrease is primarily due to a net decrease in mortgage banking fees. The decrease in mortgage banking fees is primarily attributable to an approximate $1,850 increase in deferred revenue period over period due to fluctuations in mortgages held for sale. The decrease in mortgage banking fees is also partially attributable to the aforementioned 2% decrease in loan closing volume and a 15% decrease in secondary marketing fees compared to the three month period ended September 30, 2010. The decrease in secondary marketing fees is primarily attributable to a decrease in fees received for servicing released premiums.

Segment profit for the nine months ended September 30, 2011, decreased approximately $8,700 from the same period for 2010. The decrease is primarily due to a net decrease in mortgage banking fees primarily attributable to the aforementioned 17% decrease in loan closing volume period over period. Mortgage banking fees was also negatively impacted by an increase in incentives provided to borrowers and a decrease in secondary marketing fees.

Mortgage Banking – Other

We sell all of the loans we originate into the secondary mortgage market. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal control over financial reporting. Insofar as we underwrite our originated loans to those standards, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We have always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to September 30, 2011, we have originated approximately $18,511,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,750 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of a default. At September 30, 2011 we had an allowance for loan losses of approximately $11,500. Although we consider the allowance for loan losses reflected on the September 30, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

Our mortgage banking segment is dependent on our homebuilding segment’s customers for business. As new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets as well as increased regulation of mortgage lending practices.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding segment funds its operations from cash flows provided by its operating activities. Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility (the “Repurchase Agreement”). The Repurchase Agreement is used to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $25,000, subject to certain sublimits. The Repurchase Agreement will expire on August 1, 2012.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement, all of which we were compliant with at September 30, 2011. As of September 30, 2011, there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations as of September 30, 2011.

Cash Flows

Cash used by our operating activities was $4,581 for the nine month period ended September 30, 2011. Cash provided by homebuilding operations was used to fund the increase in homebuilding inventory of $148,415, as a result of an increase in units under construction at September 30, 2011 compared to December 31, 2010. Cash was also used to fund the $33,580 increase in contract land deposits during the period.

Net cash used by investing activities was $60,368 for the nine month period ended September 30, 2011, primarily as a result of our investment in the joint venture with Morgan Stanley Real Estate Investing of $61,250 (see Note 2 to the accompanying condensed consolidated financial statements included herein for further discussion). Additionally, cash was used to purchase $8,674 in property, plant and equipment. Cash was provided by capital distributions from our unconsolidated joint ventures of $9,505.

Net cash used by financing activities was $631,679 for the period ended September 30, 2011, due primarily to the repurchase of approximately 979,300 shares of our common stock at an aggregate purchase price of $666,628 under our ongoing common stock repurchase program, discussed below. In addition, cash was used in the repayment of approximately $90,000 of the outstanding NVRM repurchase facility due to our decision to substantially reduce the available credit capacity under the Repurchase Agreement. Cash was provided by stock option exercise activity which provided $106,007 in exercise proceeds and the realization of $21,272 in excess income tax benefits from stock option exercises.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in the open market and in privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. We believe the repurchase program assists us in accomplishing our primary objective, increasing shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion of repurchase activity during the third quarter of 2011.

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

At September 30, 2011, we had approximately $91,400 in land under development in three separate communities. None of the three communities classified as land under development nor any of the undeveloped land held by the three JVs had any indicators of impairment at September 30, 2011. As such, we do not believe that any of the land under development or any of the undeveloped land held by the JVs is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2011 balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2011 balance sheet to be adequate (see Note 8 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the September 30, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2011. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The three courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. Because we are unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, we have not recorded any associated liabilities in the accompanying consolidated balance sheets.

During October 2011, the Office of the Commissioner of Banks of the State of North Carolina (the “NCCOB”) concluded its examination of our mortgage segment’s loan origination practices in North Carolina for the period August 1, 2006 through August 31, 2009. The conclusion of the NCOOB’s examination did not have a material impact on our financial position, results of operations or liquidity.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us. We have cooperated with this request, have provided information to the EPA and intend to continue cooperating with any future EPA inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

In August 2011, the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified us that it was initiating an investigation to determine our compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to our homebuilding operations. We have cooperated with this information request, have either provided or made available the information that the DOL has requested and expect to continue to cooperate with the DOL’s investigation. We believe that our payroll practices are in compliance with the FSLA. At this time, we cannot predict the outcome of this investigation, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

We are also involved in various other litigation arising in the ordinary course of business. At this time, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2010 in response to Item 1A. Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(Dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended September 30, 2011. On May 3, 2011 (“May 2011 Authorization”), the Board of Directors approved a repurchase authorization providing us the authority to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions. We fully utilized the May 2011 Authorization during the third quarter of 2011. On July 28, 2011 (“July 2011 Authorization”), the Board of Directors approved a repurchase authorization providing us authorization to purchase up to an aggregate of $300,000 of our common stock in one or more open market and/or private negotiated transactions. The July 2011 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2011	149,600	$722.51	149,600	$300,227
August 1 - 31, 2011 (1)	217,696	$610.58	217,696	$167,306
September 1 - 30, 2011	200,492	$622.14	200,492	$42,571

Total	567,788	$644.15	567,788

(1)	332 shares were purchased under the May 2011 Authorization, which fully utilized the May 2011 Authorization. The remaining 217,364 shares were purchased under the July 2011 Authorization.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2011		NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document