Form 10-K
period 2011-12-31
NVR INC
filed 2012-02-22
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2011, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $3,840,650,000.

As of February 17, 2012 there were 5,058,781 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2012 are incorporated by reference into Part III of this report.

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

We are one of the largest homebuilders in the United States. While we operate in multiple locations in fifteen states, primarily in the eastern part of the United States, approximately 35% of our home settlements in 2011 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for approximately 46% of our 2011 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is currently sold in twenty-five metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Ohio, New Jersey, Delaware, Kentucky, Indiana, Illinois and Florida. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area and the Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is marketed primarily to move-up and upscale buyers and is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and the Maryland Eastern Shore metropolitan areas. In 2011, our average price of a settled unit was approximately $307,500.

Historically, we generally have not engaged in land development (see discussion below on our limited land development activities). Instead, we typically acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, current economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2011, we controlled approximately 48,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $202.3 million and $3.2 million, respectively. Included in the number of controlled lots are approximately 10,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $70.3 million as of December 31, 2011. In addition, we had an aggregate investment totaling approximately $89.5 million in four separate joint venture limited liability corporations (“JVs”), expected to produce approximately 6,700 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract at December 31, 2011. Further, as of December 31, 2011, we directly owned three separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $78.0 million that we intend to develop into approximately 800 finished lots for use in our homebuilding operations. See Note 3 and Note 4 to the consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Current Business Environment

The homebuilding environment remains challenging as it continues to be impacted by the economic downturn and uncertainty that has existed in the U.S. throughout the past six years. The sluggish economy and high unemployment rates continue to weigh on consumer confidence and in turn, suppress housing demand, despite what have been historically low mortgage rates in 2011. New home sales also continue to be adversely impacted by a highly restrictive mortgage lending environment that has made it more difficult for our customers to obtain mortgage financing. We expect to continue to see market volatility, pricing pressure and reduced demand for new homes until there is economic stability and improved consumer confidence. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, colonial, or cottage exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 7,300 square feet. During 2011, the prices at which we settled homes ranged from approximately $103,000 to $2.3 million and averaged approximately $307,500. During 2010, our average price was approximately $297,100.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia and Delaware
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee

Backlog

Backlog totaled 3,676 units and approximately $1.2 billion at December 31, 2011 compared to backlog of 2,916 units and approximately $1.0 billion at December 31, 2010. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in each of 2011, 2010 and 2009. Of a reporting quarter’s opening backlog, 6% during 2011 and 2010, and 7% during 2009, of that opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Form 10-K.

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

Regulation

We and our subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products, and in some instances, have delayed our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities.

Competition and Market Factors

The housing industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater financial resources than we do. We also face competition from the home resale market. Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. Historically, we have been one of the market leaders in each of the markets where we build homes.

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

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2011, NVRM closed approximately 7,000 loans with an aggregate principal amount of approximately $1.9 billion as compared to approximately 8,600 loans with an aggregate principal amount of approximately $2.2 billion in 2010.

NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 to 60 days from the loan closing. NVRM is an approved seller/servicer for FNMA mortgage loans and an approved lender/seller of GNMA, FHLMC, VA and FHA mortgage loans.

Competition and Market Factors

NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, thrifts and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

Regulation

NVRM is an approved seller/servicer of FNMA mortgage loans and an approved lender/seller of GNMA, FHLMC, VA and FHA mortgage loans, and is subject to all of those agencies’ rules and regulations. These rules and regulations restrict certain activities of NVRM. NVRM is currently eligible and expects to remain eligible to participate in such programs. In addition, NVRM is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

Pipeline

NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2011 and 2010, had an aggregate principal balance of approximately $790 million and $670 million, respectively. NVRM’s cancellation rate was approximately 29% in 2011. During 2010 and 2009, NVRM’s loan cancellation rates were approximately 29% and 35%, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K.

Employees

At December 31, 2011, we employed 2,765 full-time persons, of whom 1,077 were officers and management personnel, 182 were technical and construction personnel, 619 were sales personnel, 477 were administrative personnel and 410 were engaged in various other service and labor activities. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Forward-Looking Statements

Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law.

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

The homebuilding industry has continued to experience a significant downturn as a result of low consumer confidence driven by an economic recession, high unemployment levels, affordability issues and uncertainty as to the stability of home prices. Additionally, the tightening credit markets have made it more difficult for customers to obtain financing to purchase homes. As a result, we have experienced reduced demand for new homes. These ongoing market factors have also resulted in pricing pressures and in turn gross profit margin pressure in all of our markets. A continued downturn in the homebuilding industry could have a material adverse effect on our sales either through fewer gross sales and/or higher cancellation rates, which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is generally accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreement to developers for the contractual right to acquire the lots. In the event of further adverse changes in economic or market conditions, we may cease further building activities in communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. Either action may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 to 60 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loan determine that we did not underwrite the loan in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. This may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Our mortgage banking business sells all of the loans it originates into the secondary market usually within 30 to 60 days from the date of closing, and has up to approximately $25 million available in a repurchase agreement to fund mortgage closings. In October 2011, Bank of America discontinued their correspondent lending program. As a result, this reduced the number of investors available in our loan sale distribution channels, increasing the loan volume of the remaining correspondent investors and in turn lengthening the time period it takes for us to sell loans and increasing our inventory of mortgages held for sale at December 31, 2011. In the event that other disruptions to the secondary markets similar to this and to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 35% of our home settlements during 2011 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for approximately 46% of our homebuilding revenues in 2011. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

Our mortgage banking operations are dependent in part on the availability, cost and other terms of mortgage financing facilities, and may be adversely affected by any shortage or increased cost of such financing. No assurance can be given that any additional or replacement financing will be available on terms that are favorable or acceptable. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market.

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

We are an approved seller/servicer of FNMA mortgage loans and an approved lender/seller of GNMA, FHLMC, VA and FHA mortgage loans, and are subject to all of those agencies’ rules and regulations. Any significant impairment of our eligibility to sell/service these loans could have a material adverse impact on our mortgage operations. In addition, we are subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices including the Real Estate Settlement and Protection Act. Adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.

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

In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1 million square feet of manufacturing space. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2014, the Thurmont and Farmington leases expire in 2019, the Kings Mountain and Burlington County leases expire in 2022 and 2023, respectively, and the Darlington lease expires in 2025. In March 2011, we purchased a manufacturing facility in Dayton, Ohio and began production in June 2011. The Dayton facility contains approximately 100,000 square feet of manufacturing space. Due to the economic downturn and the related decline in our homebuilding activity, our current plant utilization has dropped to approximately 31% of total capacity.

We also, in connection with both our homebuilding and mortgage banking businesses, lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2019, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.

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

We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The three courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. Because we are unable to determine the likelihood of an unfavorable outcome of these cases, or the amount of damages, if any, we have not recorded any associated liabilities on the accompanying consolidated balance sheets.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We have since been informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. A meeting took place in late January 2012 with representatives from both the EPA and DOJ. It is not yet known what next steps, if any, the DOJ will take in the matter. We intend to continue cooperating with any future EPA and/or DOJ inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	56	President and Chief Executive Officer of NVR
Robert A. Goethe	57	President of NVRM
Dennis M. Seremet	57	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	45	Vice President and Controller of NVR

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

Our shares of common stock are listed and principally traded on the New York Stock Exchange. The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2011 and 2010:

	HIGH	LOW
Prices per Share:

2011
Fourth Quarter	$692.19	$554.71
Third Quarter	$760.37	$555.58
Second Quarter	$788.79	$701.00
First Quarter	$804.32	$674.07

2010
Fourth Quarter	$699.28	$611.50
Third Quarter	$680.05	$595.00
Second Quarter	$769.50	$627.43
First Quarter	$759.27	$655.00

As of the close of business on February 17, 2012, there were 351 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intentions to do so in the future.

We had two repurchase authorizations outstanding during the quarter ended December 31, 2011. On July 28, 2011 (“July Authorization”) and on December 14, 2011 (“December Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2011:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
October 1 - 31, 2011	38,323	$591.65	38,323	$19,897,000
November 1 - 30, 2011	—	$—	—	$19,897,000
December 1 - 31, 2011	—	$—	—	$319,897,000

Total	38,323	$591.65	38,323

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY

The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2006 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2006.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$2,611,195	$2,980,758	$2,683,467	$3,638,702	$5,048,187
Gross profit	445,570	542,466	497,734	457,692	821,128

Mortgage Banking data :
Mortgage banking fees	47,954	61,134	60,381	54,337	81,155
Interest income	5,702	5,411	2,979	3,955	4,900
Interest expense	875	1,126	1,184	754	681

Consolidated data:
Income from continuing operations	$129,420	$206,005	$192,180	$100,892	$333,955
Income from continuing operations per diluted share (1)	$23.01	$33.42	$31.26	$17.04	$54.14

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Homebuilding inventory	$533,150	$431,329	$418,718	$400,570	$688,854
Contract land deposits, net	131,930	100,786	49,906	29,073	188,528
Total assets	1,779,485	2,260,061	2,395,770	2,103,236	2,194,416
Notes and loans payable	1,613	92,089	147,880	210,389	286,283
Shareholders’ equity	1,374,799	1,740,374	1,757,262	1,373,789	1,129,375
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, income from continuing operations per diluted share was computed based on 5,623,817; 6,164,617; 6,148,769; 5,920,285 and 6,167,795 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, economic conditions and the continued downturn of the homebuilding industry have exerted pressure on our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2011, we controlled approximately 48,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $202,300 and $3,200, respectively. Additionally, we controlled approximately 6,700 lots through joint venture limited liability corporations with an aggregate investment of approximately $89,500. Of the lots controlled by the joint ventures, approximately 2,700 were not under contract at December 31, 2011. Included in the number of controlled lots are approximately 10,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $70,300 as of December 31, 2011. See Note 3 to the consolidated financial statements included herein for additional information regarding contract land deposits. Further, as of December 31, 2011, we had approximately $78,000 in land under development, that once fully developed will result in approximately 800 lots.

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

Current Business Environment and Key Financial Results

The homebuilding environment remained challenging throughout 2011 as it continued to be impacted by the economic downturn and uncertainty that has been experienced over the past several years. The sluggish economy and high unemployment rates continue to weigh on consumer confidence and in turn, suppress housing demand. In addition, new home sales and selling prices continue to be pressured by market uncertainty surrounding home prices and by a more restrictive mortgage lending environment. As a result, our new orders, net of cancellations (“new orders”), for 2011 were down 2% from the prior year while our average new order selling price of $304.1 remained flat year over year. Gross profit margins in 2011 within our homebuilding business were negatively impacted by pricing pressure and increased construction and sales incentive costs year over year, declining to 17.1% from 18.2% in 2010.

Consolidated revenues totaled $2,659,149 for 2011, a decrease of 13% from $3,041,892 in 2010. Net income declined 37% to $129,420 in 2011 from the prior year and diluted earnings per share declined 31% to $23.01 year over year.

We believe that significant economic uncertainties remain which could result in continued sales, pricing and gross margin pressure over the next several quarters. Further, our expectation of continued sales and pricing pressures has been factored into the impairment analysis of our homebuilding inventory, land under development and contract land deposits. We assess our land under development, including land under development held in joint ventures, and contract land deposits each quarter for impairment on a community-by-community basis by considering, among other items, overall market and economic conditions, and analyzing, as applicable, current sales absorption levels and recent sales’ gross profit. At this time, we do not believe that any of the land under development is impaired, and we consider the allowance for losses on contract land deposits reflected on the December 31, 2011 balance sheet to be adequate. Further, we believe that our homebuilding inventory is stated at the lower of cost or market. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these ongoing economic uncertainties, we believe that we are well positioned to withstand this market uncertainty and take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2011	2010	2009

Revenues	$2,611,195	$2,980,758	$2,683,467
Cost of sales	$2,165,625	$2,438,292	$2,185,733
Gross profit margin percentage	17.1%	18.2%	18.5%
Selling, general and administrative expenses	$264,266	$257,394	$233,152
Settlements (units)	8,487	10,030	9,042
Average settlement price	$307.5	$297.1	$296.4
New orders (units)	9,247	9,415	9,409
Average new order price	$304.1	$304.0	$292.7
Backlog (units)	3,676	2,916	3,531
Average backlog price	$315.8	$328.6	$304.9
New order cancellation rate	14%	14%	14%

Consolidated Homebuilding Revenues

Homebuilding revenues for 2011 decreased 12% from 2010, as a result of a 15% decrease in the number of homes settled, offset partially by a 4% increase in the average settlement price year over year. The decrease in the number of homes settled was attributable to a 17% lower beginning backlog unit balance entering 2011 as compared to the same period in 2010, coupled with lower new orders in the first half of 2011 as compared to the first half of 2010. Average settlement prices in the current year were favorably impacted by an 8% higher average price of homes in the beginning backlog entering 2011 compared to the same period in 2010.

Homebuilding revenues for 2010 increased 11% from 2009, as a result of an 11%, increase in the number of homes settled. The increase in the number of homes settled was primarily attributable to the impact of the federal homebuyer tax credit which resulted in strong first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, the increase in settlements was also favorably impacted by a 12% higher beginning backlog unit balance entering 2010 compared to the same period in 2009.

Consolidated Homebuilding New Orders

New orders in 2011 decreased 2% when compared to the prior year, while the average sales price of new orders remained flat year over year. As discussed in the Overview section above, we continue to face selling pressure in most of our markets due to continuing economic uncertainty, driven by low consumer confidence and high unemployment rates. We expect to face continued sales and pricing pressure over the next several quarters until we see economic stability and improved consumer confidence levels.

New orders in 2010 remained flat with 2009 new orders, while the average sales price of new orders increased 4% year over year. New orders remained flat despite a strong first quarter in 2010, driven we believe by the federal homebuyer tax credit, and increased sales in the Indianapolis, IN, Orlando, FL and Raleigh, NC markets, each of which began operations in the second half of 2009. From the first quarter of 2010, we experienced a consistent decline in the number of new orders across all of our markets in each of the second, third and fourth quarters of 2010 compared to the respective periods in 2009. The increase in the average price of new orders year over year, was attributable to a product mix shift away from our attached products to our detached product which generally sell at higher price points.

Consolidated Homebuilding Gross Profit

Gross profit margins in 2011 declined to 17.1% from 18.2% in 2010. As discussed in the Overview section above, gross profit margins in 2011 were negatively impacted by pricing pressure and increased construction and sales incentive costs. We expect to experience gross profit margin pressure over at least the next several quarters due to significant market uncertainties as discussed in the Overview section above.

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

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)

SG&A expenses in 2011 increased approximately $6,900, or 3%, compared to 2010 and as a percentage of revenue increased to 10.1% in 2011 from 8.6% in the prior year. The increase in SG&A expenses was primarily attributable to an approximate $10,500 increase in equity-based compensation costs in 2011 compared to 2010. The increase in equity-based compensation resulted primarily from the favorable impact in 2010 of a reversal of approximately $6,600 in equity-based compensation expense related to an adjustment of our stock option forfeiture estimates to our actual forfeiture experience, while there was no forfeiture adjustment recorded in 2011. In addition, the increase in equity-based compensation expense in 2011 resulted from incurring a full year of expense in 2011 for non-qualified stock options and restricted share units granted in the second quarter of 2010 under the 2010 Equity Incentive Plan. This increase in SG&A expenses was partially offset by an approximate $4,100 decrease in personnel costs, primarily driven by a $7,800 decline in management incentives year over year. SG&A expenses increased as a percentage of revenue due to the aforementioned 12% decrease in revenues year over year.

SG&A expenses in 2010 increased approximately $24,200 compared to 2009, but remained flat as a percentage of revenue year over year. The increase in SG&A expenses was attributable to an approximate $13,500 increase in stock-based compensation costs in 2010 compared to the same period in 2009, due to the grant of non-qualified stock options and restricted share units under the 2010 Equity Incentive Plan, offset partially by a reversal of approximately $6,600 in stock-based compensation expense previously recorded to

SG&A expense as we adjusted our stock option forfeiture estimates to our actual forfeiture experience. SG&A expense was also higher due to an approximate $5,600 increase in management incentive costs as 2009 incentive plans were limited to payouts of 50% of incentive earned, while no similar restrictions were imposed on 2010 incentive compensation. In addition, SG&A expenses were impacted by an approximate $7,600 increase in selling and marketing costs year over year due primarily to an approximate $5,700 increase in advertising and model home costs attributable in part to an increase in the average number of active communities to 371 communities in 2010 from 355 communities in 2009.

Consolidated Homebuilding Backlog

Backlog units and dollars increased approximately 26% to 3,676 and 21% to $1,160,879, respectively, as of December 31, 2011 compared to 2,916 and $958,287 as of December 31, 2010. The increase in backlog units was primarily attributable to the decreased settlement activity in 2011 as discussed above. Backlog dollars were favorably impacted by the backlog unit increase, offset partially by a 4% decline in the average price of homes in backlog in 2011 compared to 2010.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in each of 2011, 2010 and 2009. Of a reporting quarter’s opening backlog, 6% during 2011 and 2010, and 7% during 2009, of that opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Report.

Backlog units and dollars decreased approximately 17% to 2,916 and 11% to $958,287, respectively, as of December 31, 2010 compared to 3,531 and $1,076,437 as of December 31, 2009. The decrease in backlog units was primarily attributable to the increased settlement activity in 2010 as discussed above. Backlog dollars were negatively impacted by the decrease in backlog units.

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at December 31, 2011, 2010 and 2009, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes approximately $3,200, $6,600 and $4,900 at December 31, 2011, 2010 and 2009, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Mid Atlantic	$1,582,826	$1,780,521	$1,661,244
North East	221,146	287,561	254,654
Mid East	549,384	632,377	505,431
South East	257,839	280,299	262,138

Total	$2,611,195	$2,980,758	$2,683,467

Gross profit margin:
Mid Atlantic	$286,266	$338,586	$307,525
North East	37,220	48,528	42,282
Mid East	85,385	109,579	85,931
South East	42,116	41,074	36,490

Total	$450,987	$537,767	$472,228

Segment profit:
Mid Atlantic	$148,373	$209,496	$185,861
North East	13,463	25,090	19,572
Mid East	27,194	56,882	38,012
South East	14,162	10,870	7,384

Total	$203,192	$302,338	$250,829

Gross profit margin percentage:
Mid Atlantic	18.1%	19.0%	18.5%
North East	16.8%	16.9%	16.6%
Mid East	15.5%	17.3%	17.0%
South East	16.3%	14.7%	13.9%

Segment Operating Activity:

	Year Ended December 31,
	2011		2010		2009
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	4,238	$373.4	5,043	$353.0	4,722	$351.8
North East	728	$303.6	920	$312.5	882	$288.7
Mid East	2,335	$235.1	2,886	$219.0	2,323	$216.3
South East	1,186	$217.1	1,181	$237.2	1,115	$235.1

Total	8,487	$307.5	10,030	$297.1	9,042	$296.4

	Year Ended December 31,
	2011		2010		2009
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	4,616	$364.2	4,775	$365.1	4,809	$347.4
North East	872	$300.1	827	$317.3	904	$293.5
Mid East	2,412	$238.7	2,656	$221.3	2,552	$217.3
South East	1,347	$218.1	1,157	$231.9	1,144	$230.2

Total	9,247	$304.1	9,415	$304.0	9,409	$292.7

Backlog:
Mid Atlantic	1,973	$370.3	1,595	$396.2	1,863	$359.0
North East	376	$303.0	232	$315.9	325	$302.8
Mid East	807	$245.6	730	$234.7	960	$224.7
South East	520	$227.0	359	$227.6	383	$244.1

Total	3,676	$315.8	2,916	$328.6	3,531	$304.9

Operating Data:

	Year Ended December 31,
	2011	2010	2009
New order cancellation rate:
Mid Atlantic	13.3%	11.3%	14.4%
North East	13.1%	16.4%	14.5%
Mid East	14.6%	15.0%	13.9%
South East	13.0%	18.9%	14.8%

Average active communities:
Mid Atlantic	188	171	168
North East	34	33	37
Mid East	106	108	100
South East	56	59	50

Total	384	371	355

Homebuilding Inventory:

	As of December 31,
	2011	2010	2009
Sold inventory:
Mid Atlantic	$233,458	$182,128	$219,885
North East	35,502	20,703	36,315
Mid East	52,141	43,506	60,107
South East	35,410	23,711	21,521

Total (1)	$356,511	$270,048	$337,828

Unsold lots and housing units inventory:
Mid Atlantic	$53,587	$42,682	$47,120
North East	4,041	3,687	4,152
Mid East	7,830	11,089	16,353
South East	14,917	8,967	4,783

Total (1)	$80,375	$66,425	$72,408

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Year Ended December 31,
	2011	2010	2009
Unsold inventory impairments:
Mid Atlantic	$1,045	$1,520	$1,286
North East	246	420	598
Mid East	554	434	592
South East	228	820	268

Total	$2,073	$3,194	$2,744

Lots Controlled and Land Deposits:

	As of December 31,
	2011	2010	2009
Total lots controlled:
Mid Atlantic	29,402	30,201	26,938
North East	4,751	4,025	3,898
Mid East	11,879	11,061	10,163
South East	6,944	7,023	5,338

Total	52,976	52,310	46,337

Lots included in impairment reserve:
Mid Atlantic	5,724	5,973	6,575
North East	658	594	846
Mid East	2,409	2,055	2,022
South East	1,765	1,678	1,363

Total	10,556	10,300	10,806

Contract land deposits, net
Mid Atlantic	$101,674	$82,165	$38,729
North East	11,502	8,525	3,513
Mid East	16,122	11,876	5,242
South East	5,860	4,830	3,161

Total	$135,158	$107,396	$50,645

	Year Ended December 31,
	2011	2010	2009
Contract land deposit impairments:
Mid Atlantic	$6,741	$9,150	$18,425
North East	818	4,898	2,489
Mid East	493	1,686	7,244
South East	311	4,618	5,236

Total	$8,363	$20,352	$33,394

Mid Atlantic

2011 versus 2010

The Mid Atlantic segment had an approximate $61,100, or 29%, decrease in segment profit in 2011 compared to 2010. Revenues decreased approximately $197,700, or 11%, in 2011 from 2010 on a 16% decrease in the number of units settled, offset partially by a 6% increase in the average settlement price year over year. The decrease in the number of homes settled was attributable to a 14% lower beginning backlog unit balance entering 2011 as compared to the same period in 2010, coupled with a 12% decline in new orders in the first half of 2011 compared to the first half of 2010. Average settlement prices in the current year were favorably impacted by a 10% higher average price of homes in the beginning backlog entering 2011 compared to the same period in 2010. The segment’s gross profit margin percentage decreased to 18.1% in 2011 from 19.0% in 2010. Segment profit and gross profit margins were negatively impacted by pricing pressure and increased construction and sales incentive costs in addition to the reduced settlement volume year over year and its impact on our ability to leverage certain operating costs.

Segment new orders in 2011 declined approximately 3% from 2010, while the average sales price of new orders in 2011 remained flat year over year. New orders were lower despite a 10% increase in the number of active communities year over year for the reasons previously discussed in the Overview section above. New orders were also negatively impacted by an increase in the cancellation rate to 13.3% in 2011 from 11.3% in 2010.

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

North East

2011 versus 2010

The North East segment had an approximate $11,600, or 46% decrease in segment profit in 2011 compared to 2010. Revenues decreased approximately $66,400, or 23%, in 2011 from 2010. The decrease in revenues was primarily due to a 21% decrease in the number of units settled, which was attributable to a 29% lower backlog unit balance entering 2011 as compared to the backlog unit balance entering 2010. In addition, settlements were negatively impacted by a slower backlog turnover rate in 2011 compared to 2010. Gross profit margins remained relatively flat period over period, as lower contract land deposit impairment charges in 2011 of $818, or 37 basis points, compared to 2010 of $4,898, or 170 basis points, were offset by pricing pressure and increased construction and sales incentive costs year over year. In addition, gross profit margins and segment profit were negatively affected by the lower settlement volume year over year which impacted our ability to leverage certain operating costs.

Segment new orders in 2011 increased 5% compared to 2010, while the average sales price of new orders decreased 5% year over year. New orders were favorably impacted by the increase in the number of active communities year over year. Average selling prices were lower year over year due to a product mix shift from our detached product to our attached product which generally sells at lower price points.

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

Mid East

2011 versus 2010

The Mid East segment had an approximate $29,700, or 52%, decrease in segment profit in 2011 compared to 2010, driven by a decrease in revenues of approximately $83,000, or 13%, year over year. The decline in revenues was primarily due to a 19% decrease in the number of units settled, offset partially by a 7% increase in the average price of homes settled year over year. Units settled in 2011 were negatively impacted by a 24% lower beginning backlog unit balance entering 2011 compared to the same period in 2010 coupled with a 15% decline in new orders in the first half of 2011 compared to the first half of 2010. The increase in the average settlement price in 2011 is attributable to a 4% higher average price of homes in the beginning backlog year over year and an 8% higher average price of new orders in the first half of 2011 compared to the same period in 2010. Gross profit margins declined to 15.5% in 2011 from 17.3% in 2010. Gross profit margins and segment profit were negatively impacted by pricing pressure and increased construction and sales incentive costs year over year and by the lower settlement volume year over year which impacted our ability to leverage certain operating costs.

Segment new orders in 2011 decreased 9% compared to 2010, while the average new order selling price increased 8% year over year. New orders were lower year over year due to the economic circumstances discussed in the Overview section above. In addition, new orders were negatively impacted by a lower number of active communities in certain of our markets year over year, most notably the Ohio and New York regions which were down 10% and 11% respectively. The increase in the average selling price is attributable to a shift in mix to higher priced communities in certain markets.

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

Segment new orders and the average new order selling price in 2010 increased 4% and 2%, respectively compared to 2009. New orders were favorably impacted primarily by the 178 new orders in 2010 in Indianapolis, IN, market which began operations in the fourth quarter of 2009. This increase was offset partially by an increase in the cancellation rate in both the third and fourth quarters of 2010 to 21% in each quarter as compared to 15% and 13% in the third and fourth quarters of 2009, respectively.

South East

2011 versus 2010

The South East segment had an approximate $3,300, or 30%, increase in segment profit in 2011 compared to 2010, despite an 8% decrease in revenues year over year. The number of units settled remained flat year over year, while the average price of homes settled in 2011 decreased 9% compared to 2010. The decrease in the average settlement price in 2011 is attributable to the 7% lower average price of units in backlog entering 2011 compared to the same period in 2010. Gross profit margins increased to 16.3% in 2011 from 14.7% in 2010 due primarily to lower contract land deposit impairment charges in 2011 of $311, or 12 basis points, compared to $4,618, or 165 basis points, in 2010. Despite this gross profit margin improvement year over year, the South East segment’s gross profit margins, similar to our other segments, have been negatively impacted by pricing pressure and increased construction and sales incentive costs year over year.

Segment new orders increased 16% in 2011 compared to 2010, while the average selling price of new orders decreased 6% year over year. The increase in new orders is primarily attributable to an increase in the number of active communities in the Raleigh, NC and Orlando, FL markets. In addition, new orders were favorably impacted by a decline in the cancellation rate in the South East segment to 13% in 2011 from 19% in 2010. The decrease in the average selling price is attributable to product mix shift to lower priced, more affordable homes in certain of our markets in the South East segment.

2010 versus 2009

The South East segment had an approximate $3,500, or 47%, increase in segment profit in 2010 compared to 2009. The increase in segment profit was driven by an increase of approximately $18,200, or 7%, in revenues in 2010 from 2009 due primarily to a 6% increase in the number of units settled. The increase in units settled was primarily attributable to the impact of the federal homebuyer tax credit which we believe resulted in higher first quarter sales and increased settlements through the second quarter of 2010 as compared to the same period in 2009. In addition, settlements were favorably impacted by an 8% higher beginning backlog entering 2010 compared to the same period in 2009. Gross profit margins increased to 14.7% in 2010 from 13.9% in 2009 due in part to lower contract land deposit impairment charges in 2010 of $4,618, or 165 basis points, compared to $5,236, or 200 basis points in 2009, coupled with improved leveraging of fixed operating costs due to higher settlement volume year over year.

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

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), stock-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, stock-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our senior notes, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2011	2010	2009

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$286,266	$338,586	$307,525
Homebuilding North East	37,220	48,528	42,282
Homebuilding Mid East	85,385	109,579	85,931
Homebuilding South East	42,116	41,074	36,490
Consolidation adjustments and other (1)	(5,417)	4,699	25,506

Consolidated homebuilding gross profit	$445,570	$542,466	$497,734

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$148,373	$209,496	$185,861
Homebuilding North East	13,463	25,090	19,572
Homebuilding Mid East	27,194	56,882	38,012
Homebuilding South East	14,162	10,870	7,384
Reconciling items:
Contract land deposit impairment reserve (2)	(2,878)	16,206	42,939
Equity-based compensation expense (3)	(61,359)	(50,357)	(43,495)
Corporate capital allocation (4)	71,226	65,971	61,753
Unallocated corporate overhead (5)	(45,355)	(55,992)	(44,103)
Consolidation adjustments and other	20,477	15,848	4,970
Corporate interest expense (6)	(715)	(4,546)	(9,810)

Reconciling items sub-total	(18,604)	(12,870)	12,254

Homebuilding consolidated profit before taxes	$184,588	$289,468	$263,083

(1)	The year over year variances in consolidation adjustments and other related primarily to changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. The 2011 and 2010 variances are attributable to year over year reductions in amounts allocated to our operating segments that had been previously reserved.
(3)	The increase in equity-based compensation expense in 2011 compared to the prior year was primarily due to recognizing a full year of expense in 2011 related to non-qualified stock options and restricted share units granted in the second quarter of 2010 under the 2010 Equity Incentive Plan. In addition, stock-based compensation expense in 2010 was reduced by an approximate $7,000 pre-tax reversal of stock-based compensation expense attributable to the adjustment of our option forfeiture estimates based on our actual forfeiture experience.

(4)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2011	2010	2009
Homebuilding Mid Atlantic	$48,697	$44,758	$40,765
Homebuilding North East	5,763	5,926	6,473
Homebuilding Mid East	11,074	9,657	8,863
Homebuilding South East	5,692	5,630	5,652

Total	$71,226	$65,971	$61,753

(5)	The decrease in unallocated corporate overhead in 2011 from 2010 was primarily attributable to reduced management incentive costs year over year. The increase in costs in 2010 from 2009 was attributable to higher personnel levels year over year and to higher management incentive costs as the 2009 incentive plan was limited to a payout of 50% of the maximum bonus opportunity while no similar restrictions were imposed on 2010 incentive compensation.
(6)	The decrease in corporate interest expense in 2011 from 2010 was attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

Mortgage Banking Segment

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Loan closing volume:
Total principal	$1,868,472	$2,219,946	$2,060,376

Loan volume mix:
Adjustable rate mortgages	9%	4%	1%

Fixed-rate mortgages	91%	96%	99%

Operating profit:
Segment profit	$26,102	$35,704	$38,138
Equity-based compensation expense	(3,114)	(2,779)	(2,807)

Mortgage banking income before tax	$22,988	$32,925	$35,331

Capture rate:	88%	90%	91%

Mortgage banking fees:
Net gain on sale of loans	$34,632	$46,225	$46,960
Title services	12,769	14,108	12,787
Servicing fees	553	801	634

	$47,954	$61,134	$60,381

2011 versus 2010

Loan closing volume for the year ended December 31, 2011 decreased 16% from 2010. The 2011 decrease was primarily attributable to an 18% decrease in the number of units closed, partially offset by a 3% increase in the average loan amount year over year. The decrease in the number of units closed and the increase in the average loan amount are primarily attributable to the aforementioned decrease in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2011 as compared to 2010. The decrease in the number of units closed was also partially attributable to a 2 percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which decreased to 88% compared to 90% in 2010.

Segment profit for the year ended December 31, 2011 decreased approximately $9,600 from 2010. The decrease in segment profit was primarily attributable to an approximate $13,200 decrease in mortgage banking fees, partially offset by an approximate $3,350 decrease in general and administrative expenses. The decrease in mortgage banking fees was primarily attributable to the aforementioned 16% decrease in closed loan volume. The decrease in general and administrative expenses is primarily attributable to an approximate $1,200 decrease in the provision for loan loss and an approximate $1,500 decrease in management incentive compensation compared to the same period in 2010.

2010 versus 2009

Loan closing volume for the year ended December 31, 2010 increased 8% from 2009. The 2010 increase was primarily attributable to a 7% increase in the number of units closed and a 1% increase in the average loan amount year over year. The increases in the number of units closed and the average loan amount are attributable to the increase in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2010 as compared to 2009.

Segment profit for the year ended December 31, 2010 decreased approximately $2,400 from 2009. The decrease in segment profit was primarily attributable to an approximate $5,800 increase in general and administrative expenses. The increase in general and administrative expenses was primarily the result of a $6,000 increase in the provision for loan loss compared to 2009. The $5,800 increase in general and administrative expenses was partially offset by an approximate $2,500 increase in interest income primarily as a result of the change in our loan sale distribution channels.

Mortgage Banking – Other

We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to December 31, 2011, we have originated approximately $19,032,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $5,800 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the investor requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At December 31, 2011, we had an allowance for loan losses of approximately $12,850. Although we consider the allowance for loan losses reflected on the December 31, 2011 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

Historically, we sold a substantial number of our loans to Bank of America through their correspondent lending program. However, in October 2011, Bank of America discontinued their correspondent lending program. As a result, this decreased the number of investors available in our loan sale distribution channels. The remaining correspondent investors are now dealing with a larger volume of loans and are performing a much more comprehensive review of loan files prior to purchase, which has resulted in loans remaining in inventory for a longer period of time before being sold. Prior to Bank of America discontinuing their correspondent lending program, loans were typically sold within 30 days. This time period has now increased to 30 to 60 days, resulting in an increase in the mortgages held for sale balance included in the consolidated balance sheet for December 31, 2011 compared to the prior year.

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

Effective Tax Rate

Our consolidated effective tax rate in 2011, 2010 and 2009 was 37.65%, 36.10% and 35.60%, respectively. The 2009 effective tax rate was favorably impacted by the expiration of certain tax reserves, the receipt of tax refunds from the amendment of certain prior year federal and state returns, and a tax benefit related to compensation expense recorded for certain outstanding option grants that were previously considered to be a permanent non-deductible tax difference.

Recent Accounting Pronouncements Pending Adoption

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends Accounting Standards Codification (“ASC”) 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The implementation of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding segment provides for its working capital cash requirements using cash generated from operations. Effective October 27, 2010, we voluntarily terminated our $300,000 unsecured working capital revolving credit facility which was set to expire on December 6, 2010. We currently do not intend to enter into a new credit facility; however, effective October 27, 2010, we entered into an uncommitted collateralized letter of credit facility to issue letters of credit in our ordinary course of business. See Note 11 in the accompanying consolidated financial statements for further discussion of letters of credit.

Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On August 2, 2011, NVRM entered into a repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (“Repurchase Agreement”). The Repurchase Agreement replaced our expiring $125,000 revolving mortgage repurchase agreement. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on August 1, 2012.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2011. At December 31, 2011 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations. The average Pricing Rate for amounts outstanding under the previous repurchase agreement at December 31, 2010 was 4.1%.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities and Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2011. For the year ended December 31, 2011, we repurchased 1,017,588 shares of our common stock at an aggregate purchase price of approximately $689,300. As of December 31, 2011, we had approximately $319,900 available under two board approved repurchase authorizations.

Cash Flows

For the year ended December 31, 2011, cash and cash equivalents decreased by $712,956. Net cash provided by operating activities was $1,463. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $99,527, as a result of an increase in the units under construction at the end of 2011 as compared to the same period in 2010. In addition, cash was used to fund the $42,385 increase in contract land deposits year over year. The presentation of operating cash flows was reduced by $22,835, which is the amount of the excess tax benefit realized from stock option exercises and deferred compensation plan distributions during 2011 and credited directly to additional paid in capital. Investing activities during 2011 used net cash of $61,866, primarily as a result of our investment in a joint venture with Morgan Stanley Real Estate Investing of $61,250 (see Note 3 to the accompanying consolidated financial statements included herein for further discussion). In addition, cash was used to purchase $11,444 in property, plant and equipment during 2011. These uses of cash from investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash used by financing activities was $652,553. During 2011, we spent approximately $689,300 to repurchase 1,017,588 shares of our common stock under our ongoing common stock repurchase program as discussed above. In addition, cash was used in the repayment of approximately $90,000 of the outstanding NVRM repurchase facility due to our decision to substantially reduce the available credit capacity under the Repurchase Agreement. These uses of cash from financing activities were offset partially by equity-based activity which provided stock option exercise proceeds of $106,999 and the realization of $22,835 in excess income tax benefits from stock option exercises and deferred compensation plan distributions.

For the year ended December 31, 2010, cash and cash equivalents decreased by $56,400. Net cash provided by operating activities was $55,388. Cash was provided primarily by homebuilding operations and was used to fund increases to contract land deposits. The presentation of operating cash flows was reduced by $63,558, which is the amount of the excess tax benefit realized from stock option exercises and deferred compensation plan distributions during 2010 and credited directly to additional paid in capital. Investing activities provided net cash of $212,440, primarily due to the net redemption of $219,535 in marketable securities at maturity during the year. Net cash used by financing activities was $324,228. During 2010, we repurchased 644,562 shares of our common stock at an aggregate purchase price of $417,079 under our ongoing common stock repurchase program. In addition, we redeemed the remaining outstanding 5% Senior Notes due 2010, totaling $133,370, upon their maturity on June 15, 2010. Stock option exercise activity during 2010 provided $77,492 in exercise proceeds and we realized $63,558 in excess income tax benefits from the exercise of stock options and deferred compensation plan distributions. We also increased net borrowings under the mortgage warehouse facility by $77,579 due to a change in the distribution channel for the sale of mortgage loans closed.

In 2009, cash and cash equivalents increased by approximately $102,500. Operating activities provided cash of $241,642. Cash was provided primarily by homebuilding operations and by an approximate $32,400 decrease in mortgage loans held for sale. The presentation of operating cash flows was reduced by approximately $66,400, which is the amount of the excess tax benefit realized from the exercise of stock options and deferred compensation plan distributions during the period and credited directly to additional paid in capital. Net cash used for investing activities during 2009 was $221,617 for the year ended December 31, 2009, which primarily resulted from the net purchase of marketable securities during 2009. The marketable securities, which were debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, were classified as held-to-maturity securities and matured within one year. Net cash provided by financing activities during 2009 was $82,482. Financing cash flow was favorably impacted by approximately $78,500 of proceeds from the exercise of stock options and the realization of approximately $66,400 in excess income tax benefits from the exercise of stock options and deferred compensation plan distributions. Cash was used by financing activities to reduce net borrowings under the mortgage warehouse facility by approximately $32,200 and we repurchased $29,950 of our 5% Senior Notes due 2010, at par during 2009.

At December 31, 2011, 2010 and 2009, the homebuilding segment had restricted cash of approximately $19,119, $22,889 and $4,600, respectively, which is included in “Other assets” on the accompanying consolidated balance sheets. The higher restricted cash balances in 2011 and 2010 as compared to 2009 were primarily attributable to holding requirements related to outstanding letters of credit issued under the letter of credit agreement we entered into in October 2010 as discussed further in Note 11 in the accompanying consolidated financial statements. In addition, restricted cash relates to customer deposits for certain home sales.

We believe that our current cash holdings, cash generated from operations and borrowings available under our mortgage repurchase agreement and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off-Balance Sheet Arrangements

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

At December 31, 2011, we controlled approximately 53,000 lots with an aggregate purchase price of approximately $4,600,000, by making or committing to make deposits of approximately $253,000 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to our $205,500 deposit paid, plus the additional $47,500 referred to below. Of the $253,000 deposit total, approximately $202,300 was in cash and approximately $3,200 was in letters of credit which had been issued as of December 31, 2011. The remaining balance of approximately $47,500 relates to deposits to be paid subsequent to December 31, 2011 assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2011, we had recorded an impairment valuation allowance of approximately $70,300 related to the cash deposits currently outstanding. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to the consolidation of variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $46,300 of contingent obligations under such agreements as of December 31, 2011 (inclusive of the $3,200 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2011, there were contractual commitments to extend credit to borrowers aggregating $126,929 and open forward delivery contracts aggregating $353,555. Please refer to Note 12 in the accompanying consolidated financial statements for a description of our fair value accounting.

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2011, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease (a)	$1,978	$609	$1,369	$—	$—
Operating leases (b)	65,944	16,983	21,732	12,878	14,351
Purchase obligations (c)	47,525	*	*	*	*
Executive Officer employment contracts (d)	7,491	1,871	3,747	1,873	—
Other long-term liabilities (e)	18,859	18,332	527	—	—

Total	$141,797	$37,795	$27,375	$14,751	$14,351

(a)	The present value of this obligation is included on the consolidated balance sheets. See Note 7 in the accompanying consolidated financial statements for additional information regarding capital lease obligations.
(b)	See Note 11 in the accompanying consolidated financial statements for additional information regarding operating leases.
(c)(*)	Amounts represent required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years, but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.
(d)	We have entered into employment agreements with our four executive officers. Each of the agreements expires on January 1, 2016 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $100 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.
(e)	Amounts represent payments due under incentive compensation plans and are included on the accompanying consolidated balance sheets, approximately $1,425 of which is recorded in the Mortgage Banking “Accounts payable and other liabilities” line item, and the remainder in the Homebuilding “Accrued expenses and other liabilities” line item.

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

Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if they are, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

At December 31, 2011, we had approximately $78,000 in land under development in three separate communities. In addition, at December 31, 2011, we had an aggregate investment totaling approximately $89,500 in four separate JVs that controlled land under development. None of the three communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at December 31, 2011. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2011 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2011 consolidated balance sheet to be adequate (see Note 11 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 to 60 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the December 31, 2011 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

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

Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities. The mortgage banking segment originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. NVRM also sells all of its mortgages held for sale on a servicing released basis.

NVRM has available a mortgage Repurchase Agreement, which provides for loan repurchases up to $25,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. At December 31, 2011 there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2011. The table does not include the debt of our consolidated joint venture as it is non-recourse to us. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement are also assumed to mature in the first year.

		Maturities (000’s)
	2012	2013	2014	2015	Thereafter	Total	Fair Value

Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$250,826	—	—	—	—	$250,826	$252,352
Average interest rate	4.0%	—	—	—	—	4.0%

Interest rate sensitive liabilities:
Variable rate repurchase agreement	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—

Other:
Forward trades of mortgage-backed securities (a)	$(2,430)	—	—	—	—	$(2,430)	$(2,430)
Forward loan commitments (a)	$833	—	—	—	—	$833	$833

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$442,693	—	—	—	—	$442,693	$442,693
Average interest rate	0.3%	—	—	—	—	0.3%

Interest rate sensitive liabilities:
Fixed rate obligations , including interest	$609	$644	$725	$—	$—	$1,978	$1,978
Average interest rate	13.2%	13.3%	13.9%			13.3%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11.	Executive Compensation.

Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Equity Compensation Plan Information

The table below sets forth information as of the end of our 2011 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	552,138	$476.97	239,646
Equity compensation plans not approved by security holders	340,047	$585.93	—

Total	892,185	$518.50	239,646

(1)	This category includes the restricted share units (“RSUs”) authorized by the 2010 Equity Incentive Plan, which was approved by our shareholders at the May 4, 2010 Annual Meeting. At December 31, 2011, there are 154,483 RSUs outstanding, issued at a $0 exercise price. Of the total 239,646 shares remaining available for future issuance, up to 85,517 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans excluding outstanding RSUs was $662.26.

Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’

Long-Term Stock Option Plan; and the 2010 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 10 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Item 14.	Principal Accountant Fees and Services.

Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc.-Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 3.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

10.1*	Employment Agreement between NVR, Inc. and Paul C. Saville dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated December 21, 2010. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Robert A. Goethe dated December 21, 2010. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.4*	Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.5*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.6*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.7*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.8*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.09*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.11*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.12*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.13*	The NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 (No. 333-166512) filed on May 4, 2010 and incorporated herein by reference.

10.14*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.15*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.16*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.3 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.17*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.18*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.19*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long- Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.20*	Summary of 2012 Named Executive Officer annual incentive compensation plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar	Chairman	February 22, 2012
Dwight C. Schar

/s/ C. E. Andrews	Director	February 22, 2012
C. E. Andrews

/s/ Robert C. Butler	Director	February 22, 2012
Robert C. Butler

/s/ Timothy M. Donahue	Director	February 22, 2012
Timothy M. Donahue

/s/ Thomas D. Eckert	Director	February 22, 2012
Thomas D. Eckert

/s/ Alfred E. Festa	Director	February 22, 2012
Alfred E. Festa

/s/ Manuel H. Johnson	Director	February 22, 2012
Manuel H. Johnson

/s/ William A. Moran	Director	February 22, 2012
William A. Moran

/s/ David A. Preiser	Director	February 22, 2012
David A. Preiser

/s/ W. Grady Rosier	Director	February 22, 2012
W. Grady Rosier

/s/ John M. Toups	Director	February 22, 2012
John M. Toups

/s/ Paul W. Whetsell	Director	February 22, 2012
Paul W. Whetsell

/s/ Paul C. Saville	Principal Executive Officer	February 22, 2012
Paul C. Saville

/s/ Dennis M. Seremet	Principal Financial Officer	February 22, 2012
Dennis M. Seremet

/s/ Robert W. Henley	Principal Accounting Officer	February 22, 2012
Robert W. Henley

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 22, 2012

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS

Homebuilding:
Cash and cash equivalents	$475,566	$1,190,731
Receivables	6,789	6,948
Inventory:
Lots and housing units, covered under sales agreements with customers	363,833	275,272
Unsold lots and housing units	82,578	70,542
Land under development	78,045	78,058
Manufacturing materials and other	8,694	7,457

	533,150	431,329

Assets related to consolidated variable interest entity	20,182	22,371
Contract land deposits, net	131,930	100,786
Property, plant and equipment, net	23,243	19,523
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	155,881	184,930
Other assets	112,997	58,075

	1,501,318	2,056,273

Mortgage Banking:
Cash and cash equivalents	4,766	2,661
Mortgage loans held for sale, net	252,352	177,244
Property and equipment, net	1,694	950
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	12,008	15,586

	278,167	203,788

Total assets	$1,779,485	$2,260,061

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$125,649	$115,578
Accrued expenses and other liabilities	183,810	237,052
Liabilities related to consolidated variable interest entity	1,013	500
Non-recourse debt related to consolidated variable interest entity	4,983	7,592
Customer deposits	61,223	53,705
Other term debt	1,613	1,751

	378,291	416,178

Mortgage Banking:
Accounts payable and other liabilities	26,395	13,171
Note payable	—	90,338

	26,395	103,509

Total liabilities	404,686	519,687

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 and 20,557,913 shares issued as of December 31, 2011 and 2010, respectively	206	206
Additional paid-in-capital	1,072,779	951,234
Deferred compensation trust – 152,964 and 158,894 shares of NVR, Inc. common stock as of December 31, 2011 and 2010, respectively	(25,581)	(27,582)
Deferred compensation liability	25,581	27,582
Retained earnings	4,158,492	4,029,072
Less treasury stock at cost – 15,578,565 and 14,894,357 shares as of December 31, 2011 and 2010, respectively	(3,856,678)	(3,240,138)

Total shareholders’ equity	1,374,799	1,740,374

Total liabilities and shareholders’ equity	$1,779,485	$2,260,061

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Homebuilding:
Revenues	$2,611,195	$2,980,758	$2,683,467
Other income	4,301	9,299	8,697
Cost of sales	(2,165,625)	(2,438,292)	(2,185,733)
Selling, general and administrative	(264,266)	(257,394)	(233,152)

Operating income	185,605	294,371	273,279
Interest expense	(1,017)	(4,903)	(10,196)

Homebuilding income	184,588	289,468	263,083

Mortgage Banking:
Mortgage banking fees	47,954	61,134	60,381
Interest income	5,702	5,411	2,979
Other income	456	767	629
General and administrative	(30,249)	(33,261)	(27,474)
Interest expense	(875)	(1,126)	(1,184)

Mortgage banking income	22,988	32,925	35,331

Income before taxes	207,576	322,393	298,414
Income tax expense	(78,156)	(116,388)	(106,234)

Net income	$129,420	$206,005	$192,180

Basic earnings per share	$23.66	$34.96	$33.10

Diluted earnings per share	$23.01	$33.42	$31.26

Basic weighted average shares outstanding	5,469	5,893	5,807

Diluted weighted average shares outstanding	5,624	6,165	6,149

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total

Balance, December 31, 2008	$206	$722,265	$3,630,887	$(2,979,569)	$(74,978)	$74,978	$1,373,789

Net income	—	—	192,180	—	—	—	192,180
Deferred compensation activity	—	—	—	—	34,179	(34,179)	—
Equity-based compensation	—	46,302	—	—	—	—	46,302
Tax benefit from stock options exercised and deferred compensation distributions	—	66,448	—	—	—	—	66,448
Proceeds from stock options exercised	—	78,543	—	—	—	—	78,543
Treasury stock issued upon option exercise	—	(83,027)	—	83,027	—	—	—

Balance, December 31, 2009	206	830,531	3,823,067	(2,896,542)	(40,799)	40,799	1,757,262

Net income	—	—	206,005	—	—	—	206,005
Deferred compensation activity	—	—	—	—	13,217	(13,217)	—
Purchase of common stock for treasury	—	—	—	(417,079)	—	—	(417,079)
Equity-based compensation	—	53,136	—	—	—	—	53,136
Tax benefit from stock options exercised and deferred compensation distributions	—	63,558	—	—	—	—	63,558
Proceeds from stock options exercised	—	77,492	—	—	—	—	77,492
Treasury stock issued option exercise	—	(73,483)	—	73,483	—	—	—

Balance, December 31, 2010	206	951,234	4,029,072	(3,240,138)	(27,582)	27,582	1,740,374

Net income	—	—	129,420	—	—	—	129,420
Deferred compensation activity	—	—	—	—	2,001	(2,001)	—
Purchase of common stock for treasury	—	—	—	(689,302)	—	—	(689,302)
Equity-based compensation	—	64,473	—	—	—	—	64,473
Tax benefit from stock options exercised and deferred compensation distributions	—	22,835	—	—	—	—	22,835
Proceeds from stock options exercised	—	106,999	—	—	—	—	106,999
Treasury stock issued upon option exercise	—	(72,762)	—	72,762	—	—	—

Balance, December 31, 2011	$206	$1,072,779	$4,158,492	$(3,856,678)	$(25,581)	$25,581	$1,374,799

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Cash flows from operating activities:
Net income	$129,420	$206,005	$192,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,672	7,263	9,713
Excess income tax benefit from equity-based compensation	(22,835)	(63,558)	(66,448)
Equity-based compensation expense	64,473	53,136	46,302
Contract land deposit impairments (recoveries)	11,241	4,264	(6,464)
Gain on sale of loans	(34,632)	(46,225)	(46,960)
Gain on sale of fixed assets	(217)	(167)	(358)
Deferred tax expense	23,732	13,558	21,905
Mortgage loans closed	(1,754,655)	(2,109,505)	(1,943,074)
Proceeds from sales of mortgage loans	1,716,966	2,011,765	2,018,151
Principal payments on mortgage loans held for sale	4,271	2,554	2,072
Distribution of earnings from unconsolidated joint ventures	2,347	1,307	—
Net change in assets and liabilities:
Increase in inventory	(99,527)	(8,783)	(18,148)
Increase in contract land deposits	(42,385)	(53,866)	(14,848)
Decrease in receivables	465	1,532	3,682
(Decrease) increase in accounts payable, accrued expenses and customer deposits	(2,977)	56,752	82,578
Other, net	(896)	(20,644)	(38,641)

Net cash provided by operating activities	1,463	55,388	241,642

Cash flows from investing activities:
Purchase of marketable securities	—	(150,000)	(858,362)
Redemption of marketable securities at maturity	—	369,535	638,827
Investments in unconsolidated joint ventures	(61,600)	(2,000)	—
Distribution of capital from unconsolidated joint ventures	10,653	1,193	—
Purchase of property, plant and equipment	(11,444)	(6,943)	(3,044)
Proceeds from the sale of property, plant and equipment	525	655	962

Net cash (used in) provided by investing activities	(61,866)	212,440	(221,617)

Cash flows from financing activities:
Purchase of treasury stock	(689,302)	(417,079)	—
Net (repayments) borrowings under note payable and credit lines	(90,476)	77,579	(32,559)
Repayments under non-recourse debt related to consolidated variable interest entity	(7,958)	(4,167)	—
Borrowings under non-recourse debt related to consolidated variable interest entity	5,349	11,759	—
Redemption of senior notes	—	(133,370)	(29,950)
Excess income tax benefit from equity-based compensation	22,835	63,558	66,448
Proceeds from the exercise of stock options	106,999	77,492	78,543

Net cash (used in) provided by financing activities	(652,553)	(324,228)	82,482

Net (decrease) increase in cash and cash equivalents	(712,956)	(56,400)	102,507
Cash and cash equivalents, beginning of year	1,193,750	1,250,150	1,147,643

Cash and cash equivalents, end of year	$480,794	$1,193,750	$1,250,150

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$2,000	$5,805	$10,010

Income taxes paid during the year, net of refunds	$49,763	$40,669	$(28,807)

Supplemental disclosures of non-cash activities:
Investment in newly formed consolidated joint venture	$—	$(25,214)	$—
Change in net consolidated variable interest entities	$—	$—	$(976)

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2011, $462 of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $19,119 and $22,889 at December 31, 2011 and 2010, respectively. Restricted cash in both 2011 and 2010 was primarily attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 11 herein. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.

The mortgage banking segment had restricted cash of $1,373 and $555 at December 31, 2011 and 2010, respectively, which included amounts collected from customers for in process loans and at closing for mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development, as applicable (see below). Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of manufacturing materials is determined on a first-in, first-out basis.

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

NVR’s analysis is focused on whether the Company can sell houses profitably in a particular community in the current market with which the Company is faced. Because the Company does not own the finished lots on which the Company has placed a contract land deposit, if the above analysis leads to a determination that the Company can’t sell homes profitably at the current contractual lot price, the Company then determines whether it will elect to default under the contract, forfeit the deposit and terminate the contract, or whether the Company will attempt to restructure the lot purchase contract, which may require it to forfeit the deposit to obtain contract concessions from a developer. The Company also assesses whether impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

For the years ended December 31, 2011 and 2010, the Company incurred pre-tax charges of approximately $11,200 and $4,300, respectively, related to the impairment of contract land deposits. For the year ended December 31, 2009, the Company had a net pre-tax recovery of approximately $6,500 of contract land deposits previously considered to be uncollectable. These impairment charges and recoveries were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $70,300 and $73,500 impairment valuation allowance at December 31, 2011 and 2010, respectively.

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

Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. NVR does not believe that any of the land under development is impaired at this time.

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

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. NVR sells all of the loans it originates into the secondary market typically within 30 to 60 days from origination. All of the loans that the Company originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. The Company maintains an allowance for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that it has originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications (see Note 13 herein for further information).

Mortgage loans held for sale are recorded at fair value at closing and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2011, there were contractual commitments to extend credit to borrowers aggregating $126,929, and open forward delivery sale contracts aggregating $353,555. See Note 12 herein for a description of our fair value accounting calculation.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average number of shares outstanding used to calculate basic EPS	5,469,159	5,893,105	5,806,773

Dilutive securities:
Stock options and restricted share units	154,658	271,512	341,996

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	5,623,817	6,164,617	6,148,769

The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of tax benefits that would be credited or charged to additional paid-in capital assuming exercise of the stock option or vesting of the restricted share unit. The assumed amount credited to additional paid-in capital equals the tax benefit from assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement.

Stock options issued under equity benefit plans to purchase 467,367; 443,565 and 134,405 shares of common stock were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of income. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of the taxing authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation.

Financial Instruments

Except as otherwise noted herein, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments (see Note 12 herein for further information).

Stock-Based Compensation

The company accounts for its stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option and restricted share unit plans. The expense is based on the grant-date fair value of the stock options and restricted share units granted, and is recognized ratably over the requisite service period. The Company calculates the fair value of its non-publicly traded, employee stock options using the Black-Scholes option-pricing model. The grant date fair value of the restricted share units is the closing price of the Company’s common stock on the day immediately preceding the date of grant. The Company’s equity-based compensation programs are accounted for as equity-classified awards. See Note 10 herein for further discussion of stock-based compensation plans.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

There have not been any pronouncements issued and implemented during 2011 that we believe will have a material impact on our financial statements.

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes, and Rymarc Homes. The Ryan Homes, Fox Ridge Homes, and Rymarc Homes products are marketed primarily to first-time homeowners and first-time move-up buyers. The Ryan Homes product is sold in twenty-five metropolitan areas located in Maryland, Virginia, West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Kentucky. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The Rymarc Homes product is sold solely in the Columbia, SC metropolitan area. The NVHomes product is sold in the Washington, D.C., Baltimore, MD, Philadelphia, PA and Maryland Eastern Shore metropolitan areas, and is marketed primarily to move-up and up-scale buyers. NVR derived approximately 46% of its 2011 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.

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

Homebuilding Mid Atlantic – Virginia, West Virginia, Maryland, and Delaware

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

Following are tables presenting segment revenues, profit, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Homebuilding Mid Atlantic	$1,582,826	$1,780,521	$1,661,244
Homebuilding North East	221,146	287,561	254,654
Homebuilding Mid East	549,384	632,377	505,431
Homebuilding South East	257,839	280,299	262,138
Mortgage Banking	47,954	61,134	60,381

Total Consolidated Revenues	$2,659,149	$3,041,892	$2,743,848

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Profit:
Homebuilding Mid Atlantic	$148,373	$209,496	$185,861
Homebuilding North East	13,463	25,090	19,572
Homebuilding Mid East	27,194	56,882	38,012
Homebuilding South East	14,162	10,870	7,384
Mortgage Banking	26,102	35,704	38,138

Total Segment Profit	229,294	338,042	288,967

Contract land deposit impairment reserve (1)	(2,878)	16,206	42,939
Equity-based compensation expense (2)	(64,473)	(53,136)	(46,302)
Corporate capital allocation (3)	71,226	65,971	61,753
Unallocated corporate overhead (4)	(45,355)	(55,992)	(44,103)
Consolidation adjustments and other	20,477	15,848	4,970
Corporate interest expense (5)	(715)	(4,546)	(9,810)

Reconciling items sub-total	(21,718)	(15,649)	9,447

Consolidated Income before Taxes	$207,576	$322,393	$298,414

	As of December 31,
	2011	2010	2009
Assets:
Homebuilding Mid Atlantic	$626,157	$492,148	$448,019
Homebuilding North East	55,948	35,827	54,132
Homebuilding Mid East	94,593	78,246	94,225
Homebuilding South East	63,263	43,041	37,663
Mortgage Banking	270,820	196,441	52,696

Total Segment Assets	1,110,781	845,703	686,735

Consolidated variable interest entities	20,182	22,371	70,430
Cash and cash equivalents	475,566	1,190,731	1,248,689
Marketable securities	—	—	219,535
Deferred taxes	155,881	184,930	200,340
Intangible assets	48,927	48,927	48,927
Contract land deposit reserve	(70,333)	(73,517)	(94,940)
Consolidation adjustments and other	38,481	40,916	16,054

Reconciling items sub-total	668,704	1,414,358	1,709,035

Consolidated Assets	$1,779,485	$2,260,061	$2,395,770

	Year Ended December 31,
	2011	2010	2009
Interest Income:
Mortgage Banking	$5,702	$5,411	$2,979

Total Segment Interest Income	5,702	5,411	2,979
Other unallocated interest income	3,202	5,301	5,407

Consolidated Interest Income	$8,904	$10,712	$8,386

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Interest Expense:
Homebuilding Mid Atlantic	$48,971	$45,082	$41,130
Homebuilding North East	5,776	5,936	6,475
Homebuilding Mid East	11,080	9,669	8,873
Homebuilding South East	5,701	5,641	5,661
Mortgage Banking	875	1,126	1,184

Total Segment Interest Expense	72,403	67,454	63,323
Corporate capital allocation	(71,226)	(65,971)	(61,753)
Senior Note and other interest	715	4,546	9,810

Consolidated Interest Expense	$1,892	$6,029	$11,380

Depreciation and Amortization:
Homebuilding Mid Atlantic	$3,353	$3,369	$4,351
Homebuilding North East	409	515	612
Homebuilding Mid East	1,398	1,224	1,233
Homebuilding South East	729	758	1,163
Mortgage Banking	295	362	357

Total Segment Depreciation and Amortization	6,184	6,228	7,716
Unallocated corporate	488	1,035	1,997

Consolidated Depreciation and Amortization	$6,672	$7,263	$9,713

Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$3,784	$2,165	$1,511
Homebuilding North East	424	440	414
Homebuilding Mid East	5,611	2,247	741
Homebuilding South East	369	583	269
Mortgage Banking	1,049	883	87

Total Segment Expenditures for Property and Equipment	11,237	6,318	3,022
Unallocated corporate	207	625	22

Consolidated Expenditures for Property and Equipment	$11,444	$6,943	$3,044

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. The 2011 and 2010 variances are attributable to year over year reductions in amounts allocated to our operating segments that had been previously reserved.
(2)	The increase in equity-based compensation expense in 2011 compared to the prior year was primarily due to recognizing a full year of expense in 2011 related to non-qualified stock options and restricted share units granted in the second quarter of 2010 under the 2010 Equity Incentive Plan. In addition, stock-based compensation expense in 2010 was reduced by an approximate $7,000 pre-tax reversal of stock-based compensation expense attributable to the adjustment of our option forfeiture estimates based on our actual forfeiture experience.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2011	2010	2009
Homebuilding Mid Atlantic	$48,697	$44,758	$40,765
Homebuilding North East	5,763	5,926	6,473
Homebuilding Mid East	11,074	9,657	8,863
Homebuilding South East	5,692	5,630	5,652

Total	$71,226	$65,971	$61,753

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(4)	The decrease in unallocated corporate overhead in 2011 from 2010 was attributable to reduced management incentive costs year over year. The increase in costs in 2010 from 2009 was attributable to increased personnel levels year over year and to higher management incentive costs as the 2009 incentive plan was limited to a payout of 50% of the maximum bonus opportunity, while no similar restrictions were imposed on 2010 incentive compensation.
(5)	The decrease in corporate interest expense in 2011 from 2010 was attributable to the redemption upon maturity of the outstanding senior notes in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

3.	Variable Interest Entities and Joint Ventures

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

As of December 31, 2011, NVR controlled approximately 48,200 lots with deposits in cash and letters of credit totaling approximately $202,300 and $3,200, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010

Contract land deposits	$202,263	$174,303
Loss reserve on contract land deposits	(70,333)	(73,517)

Contract land deposits, net	131,930	100,786

Contingent obligations in the form of letters of credit	3,228	6,610
Contingent specific performance obligations (1)	8,526	1,944

Total risk of loss	$143,684	$109,340

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(1)	At December 31, 2011 and 2010, the Company was committed to purchase 92 and 43 finished lots under specific performance obligations, respectively.

Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

During the second quarter of 2011, NVR invested $61,250 for a fifty percent (50%) interest in a joint venture entered into with Morgan Stanley Real Estate Investing, which holds the other fifty percent interest. NVR is not contractually committed to making any additional investments in the joint venture, nor will it be a borrower, guarantor or obligor on any debt of the joint venture, as applicable. The joint venture acquired nine separate parcels of land from entities controlled by a single developer that are in various stages of development and all nine parcels are zoned for their intended use. At December 31, 2011, the joint venture controlled approximately 5,500 lots within the nine parcels, of which approximately 2,800 lots were under contract with NVR and approximately 2,700 were not under contract.

At December 31, 2011, the Company had an aggregate investment totaling approximately $89,500 in four JVs, including the JV with Morgan Stanley described above, that are expected to produce approximately 6,700 finished lots. In addition, at December 31, 2011, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the four JVs. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $75,300 and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at December 31, 2011 and 2010 of the consolidated JV were as follows:

	December 31, 2011	December 31, 2010

Cash	$462	$358
Restricted cash	503	501
Other assets	125	126
Land under development	19,092	21,386

Total assets	$20,182	$22,371

Debt	$4,983	$7,592
Accrued expenses	108	59
Equity	15,091	14,720

Total liabilities and equity	$20,182	$22,371

At December 31, 2010, the Company had an aggregate investment totaling approximately $37,200 in three JVs, inclusive of the consolidated JV discussed above, and additional funding commitments in the aggregate totaling $5,000 to one of the three JVs. The three JVs were expected to produce approximately 1,100 finished lots.

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

4.	Land Under Development

As of December 31, 2011, NVR directly owned three separate raw parcels of land with a carrying value of $78,045 that it intends to develop into approximately 800 finished lots for use in its homebuilding operations. All of the raw parcels are located in the Washington, D.C. metropolitan area and none of them had any indicators of impairment as of December 31, 2011. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. As of December 31, 2010, NVR directly owned four separate raw parcels of land with a carrying value of approximately $78,000 and expected to produce approximately 890 finished lots.

5.	Related Party Transactions

During the year ended December 31, 2011, NVR entered into new forward lot purchase agreements to purchase finished building lots for a total purchase price of approximately $31,000 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of our directors, Mr. Moran. The independent members of our Board approved these transactions. During 2011, 2010 and 2009, NVR purchased developed lots at market prices from Elm Street for approximately $36,100, $54,600 and $46,700. The Company also continues to control a parcel of raw land expected to yield at least 1,000 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any additional capital contributions to that joint venture in 2011 or 2010. Further, during 2010, NVR also purchased a zoned, unimproved raw parcel of land from Elm Street for a total purchase price of approximately $49,000 which is expected to produce approximately 600 finished lots. During 2011, we paid Elm Street approximately $143 to manage the development of that property. Approximately 100 of these lots were finished and the related cost was transferred from “Land under development” to “Unsold lots and housing units” on the accompanying consolidated balance sheet. As of December 31, 2011, approximately $43,000 in costs related to the purchase and development of this property were recorded in “Land under development” on the accompanying consolidated balance sheet.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

6.	Property, Plant and Equipment, net

	December 31,
	2011	2010
Homebuilding:
Office facilities and other	$14,584	$13,554
Model home furniture and fixtures	16,950	16,545
Manufacturing facilities	33,373	28,398
Property under capital leases	3,976	3,976

	68,883	62,473
Less: accumulated depreciation	(45,640)	(42,950)

	$23,243	$19,523

Mortgage Banking:
Office facilities and other	$4,833	$4,088
Less: accumulated depreciation	(3,139)	(3,138)

	$1,694	$950

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 7 herein.

7.	Debt

	December 31,
	2011	2010
Homebuilding:
Other term debt:
Capital lease obligations due in monthly installments through 2014 (a)	$1,613	$1,751

Mortgage Banking:
Master repurchase agreement (b)	$—	$90,338

(a)	The capital lease obligation has a fixed interest rate of 13.0% and is collateralized by buildings and equipment with a net book value of approximately $495 and $681 at December 31, 2011 and 2010, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The following schedule provides future minimum lease payments under the capital lease together with the present value as of December 31, 2011:

Year ending December 31,
2012	$609
2013	644
2014	725
2015	—
2016	—
Thereafter	—

1,978
Amount representing interest	(365)

$1,613

(b)	On August 2, 2011, NVRM entered into a revolving mortgage repurchase agreement with U.S. Bank National Association (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub limits. The Repurchase Agreement expires on August 1, 2012.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. At December 31, 2011 there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations at December 31, 2011. The average Pricing Rate for amounts outstanding under the previous repurchase agreement at December 31, 2010 was 4.1%.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2011.

* * * * *

Maturities with respect to the Company’s debt as of December 31, 2011 are as follows:

Year ending December 31,
2012	$421
2013	520
2014	672
2015	—
2016	—
Thereafter	—

Total	$1,613

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

8.	Common Stock

There were 4,977,633 and 5,663,556 common shares outstanding at December 31, 2011 and 2010, respectively. As of December 31, 2011, NVR had reacquired a total of approximately 22,400,000 shares of NVR common stock at an aggregate cost of approximately $4,526,000 since December 31, 1993. The Company repurchased 1,017,588 shares at an aggregate purchase price of approximately $689,300 during 2011. The Company repurchased 644,562 shares at an aggregate purchase price of approximately $417,100 during 2010 and did not repurchase any shares during 2009.

Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 6,840,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 333,380; 359,765 and 418,775 such shares during 2011, 2010 and 2009, respectively.

9.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$45,112	$96,449	$69,911
State	8,004	12,468	8,556

Deferred:
Federal	21,492	6,352	23,474
State	3,548	1,119	4,293

	$78,156	$116,388	$106,234

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$22,835	$63,558	$66,448

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2011	2010
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$83,744	$96,459
Deferred compensation	10,939	11,642
Equity-based compensation expense	35,417	49,469
Inventory	6,622	5,495
Unrecognized tax benefit	25,594	24,514
Other	4,228	5,856

Total deferred tax assets	166,544	193,435
Less: deferred tax liabilities	2,128	948

Net deferred tax position	$164,416	$192,487

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes, stock option expense and deferred compensation, which are not currently deductible for tax return purposes.

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be $72,351 for the year ended December 31, 2011, and was $117,801 for the year ended December 31, 2010.

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income taxes computed at the Federal statutory rate	$72,652	$112,838	$104,445
State income taxes, net of Federal income tax benefit	8,071	7,731	7,467
Other, net	(2,567)	(4,181)	(5,678)

	$78,156	$116,388	$106,234

The Company’s effective tax rate in 2011, 2010 and 2009 was 37.65%, 36.10% and 35.60%, respectively. The 2009 effective tax rate was favorably impacted by the expiration of certain tax reserves, the receipt of tax refunds from the amendment of certain prior year federal and state returns, and a tax benefit related to compensation expense recorded for certain outstanding option grants that were previously considered to be a permanent non-deductible tax difference.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2008.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$44,722	$48,669
Additions for tax positions for prior years	—	—
Additions based on tax positions related to the current year	3,291	4,092
Reductions for tax positions of prior years	(2,964)	(8,039)
Settlements	—	—

Balance at end of year	$45,049	$44,722

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (on a net basis) is $29,283.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2011, 2010 and 2009 the Company accrued interest on unrecognized tax benefits in the amounts of $2,076, $573 and $932, respectively. As of December 31, 2011 and 2010, the Company had a total of $24,797 and $22,721, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $3,945 due to statute expiration in various state jurisdictions. The Company is currently under audit by the states of New Jersey, South Carolina and Tennessee.

10.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years, depending upon the plan from which the shares were granted, based solely on continued employment or continued service as a Director. RSUs generally vest in separate tranches over a period of 2 years, based solely on continued employment or continued service as a Director. At December 31, 2011, there was an aggregate of 737,702 options and 154,483 RSUs outstanding, and there were an additional 239,646 available shares to be granted under existing equity-based compensation plans. Of the available shares to be granted, up to 85,517 shares may be granted in the form of RSUs.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The following is a summary description of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2011:

•

During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There were 2,000,000 Options authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options expire 10 years after the dates upon which they were granted, and vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 1996 Option Plan.

•

During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There were 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The Options expire 10 years after the dates upon which they were granted. The outstanding Options generally vest in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 1998 Option Plan.

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

•

During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There were 2,000,000 Options authorized under the 2000 Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. Grants under the 2000 Plan were available to both employees and members of the Board. The distribution of Options to key employees and members of the board, in aggregate, were limited to 50% or less of the total options authorized under the 2000 Plan. Options granted under the 2000 Plan expire 10 years from the date of grant, and generally vest annually in 25% increments beginning on December 31, 2006, or later depending on the date of grant. There are no grants remaining available to issue from the 2000 Plan.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

•

During 2010, the Company’s shareholders approved the Board of Directors’ adoption of the 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan authorizes the Company to issue non-qualified stock options (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, to acquire up to an aggregate 700,000 shares of the Company’s common stock. Of the 700,000 aggregate shares available to issue, up to 240,000 may be granted in the form of RSUs. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and all RSUs are granted at a $0 exercise price. The Options are granted for a 10-year period. The RSUs generally vest annually in 50% increments beginning on December 31, 2011, or later as determined by the date of grant, and the Options generally vest as to 50% of the underlying shares in annual increments beginning on December 31, 2013, or later as determined by the date of grant. At December 31, 2011, there were 239,646 shares available to be granted under the 2010 Equity Plan, of which 85,517 may be granted as RSUs.

During 2011, the Company issued 39,960 Options and 11,394 RSUs under the 2010 Equity Plan. The exercise price of each Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant, and each RSU was granted at a $0 exercise price. Each Option was granted for a term of ten (10) years from the date of grant. The majority of the Options and RSUs granted under the 2010 Equity Plan will vest in 50% increments with the beginning vesting dates ranging from December 31, 2013 through December 31, 2015 for the Options and December 31, 2011 through December 31, 2015 for the RSUs. All Options and RSUs granted are subject to the grantee’s continued employment or continued service as a Director, as applicable.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Stock Options
Outstanding at beginning of period	1,053,425	$529.18
Granted	39,960	711.86
Exercised	(333,380)	324.92
Forfeited	(21,835)	669.63
Expired	(468)	769.40

Outstanding at end of period	737,702	$627.08	6.9	$43,465

Exercisable at end of period	258,900	$509.73	4.1	$45,636

RSUs (1)
Outstanding at beginning of period	149,727
Granted	11,394
Forfeited	(6,638)

Outstanding at end of period	154,483			$105,975

Vested at end of period	73,130			$50,167

(1)	RSU grants were issued at a $0 exercise price.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during 2011, 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	2011	2010	2009
Estimated option life	4.79 years	5.02 years	4.70 years
Risk free interest rate (range)	0.44% - 2.86%	0.99% - 2.84%	1.78% - 3.65%
Expected volatility (range)	31.29% - 37.43%	34.34% - 41.12%	31.83% - 41.72%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$230.38	$256.35	$187.10

In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the current year was $714.59 per share.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2011, 2010, and 2009, the Company recognized $64,473, $53,136 and $46,302 in equity-based compensation costs, respectively, and approximately $23,600, $19,200 and $18,000 tax benefit related to equity-based compensation costs, respectively.

As of December 31, 2011, the total unrecognized compensation cost for all outstanding Options and RSUs equals approximately $116,672, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2016. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.7 years.

The Company settles option exercises by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2011, 2010 and 2009, options to purchase shares of the Company’s common stock of 333,380; 359,765 and 418,775 were exercised. Information with respect to the exercised options is as follows:

	2011	2010	2009
Aggregate exercise proceeds (1)	$108,322	$78,626	$79,157
Aggregate intrinsic value on exercise dates	$142,381	$165,007	$135,652

(1)	Aggregate exercise proceeds include the option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2011, 2010 and 2009 was $6,616, $6,567 and $6,447, respectively. The ESOP purchased approximately 9,300 and 8,700 shares of NVR common stock in the open market for the 2011 and 2010 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2011, all shares held by the ESOP had been allocated to participants’ accounts. The 2011 plan year contribution was funded and fully allocated to participants in February 2012.

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

The rabbi trust account held 152,964 and 158,894 shares of NVR common stock as of December 31, 2011 and 2010, respectively. During 2011, 5,930 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2011 or 2010. Shares held by the Deferred Comp Plan are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2011, 2010 and 2009.

11.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2011 are as follows:

Year ended December 31,
2012	$16,983
2013	11,929
2014	9,803
2015	7,219
2016	5,659
Thereafter	14,351

65,944
Sublease income	(927)

$65,017

Total rent expense incurred under operating leases was approximately $33,607, $33,172 and $36,699 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2011, assuming that contractual development milestones are met, the Company is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of $47,525. The Company also has eight specific performance contracts pursuant to which the Company is committed to purchasing 92 finished lots at an aggregate purchase price of approximately $8,500.

During the ordinary course of operating the mortgage banking and homebuilding businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $46,300 of contingent obligations under such agreements (including $10,623 for letters of credit issued under an uncommitted, collateralized letter of credit facility) as of December 31, 2011. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Warranty reserve, beginning of year	$69,787	$64,417	$68,084
Provision	37,040	44,633	35,688
Payments	(42,819)	(39,263)	(39,355)

Warranty reserve, end of year	$64,008	$69,787	$64,417

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

The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. The three courts to most recently consider similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities on the accompanying consolidated balance sheets.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company has since been informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. A meeting took place in late January, 2012 with representatives from both the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. The Company intends to continue cooperating with any future EPA and/or DOJ inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2011, there were contractual commitments to extend credit to borrowers aggregating $126,929 and open forward delivery contracts aggregating $353,555.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 63 basis points of the loan amount as of December 31, 2011, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. The fair value of loans held for sale of $252,352 included on the accompanying consolidated balance sheet has been increased by $1,526 from the aggregate principal balance of $250,826.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The undesignated derivative instruments are included on the accompanying consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value December 31, 2011
Derivative Assets:
Rate Lock Commitments	NVRM - Other assets	$833

Derivative Liabilities:
Forward Sales Contracts	NVRM - Accounts payable and other liabilities	$2,430

The fair value measurement as of December 31, 2011 was as follows:

	Notional or Principal Amount	Assumed Gain (Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$126,929	$(393)	$548	$678	$—	$833
Forward sales contracts	$353,555	—	—	—	(2,430)	(2,430)
Mortgages held for sale	$250,826	(842)	720	1,648	—	1,526

Total Fair Value Measurement, December 31, 2011		$(1,235)	$1,268	$2,326	$(2,430)	$(71)

For the years ended December 31, 2011 and 2010, NVRM recorded fair value adjustment losses of $1,080 and $335, respectively, and for the year ended December 31, 2009, recorded a fair value adjustment gain of $437. Unrealized losses/gains from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

13.	Mortgage Loan Loss Allowance

During the years ended December 31, 2011, 2010 and 2009, the Company recorded pre-tax charges for loan losses related to mortgage loans sold of approximately $5,100, $6,200 and $200, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $12,850 and $8,200 at December 31, 2011 and 2010, respectively.

14.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2011 and 2010.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues-homebuilding operations	$728,808	$696,980	$682,663	$502,744
Gross profit – homebuilding operations	$112,086	$124,598	$124,062	$84,824
Mortgage banking fees	$12,480	$10,496	$13,218	$11,760
Net income	$32,392	$43,409	$38,445	$15,174
Diluted earnings per share	$6.32	$7.98	$6.48	$2.52
Contracts for sale, net of cancellations (units)	2,158	2,218	2,468	2,403
Settlements (units)	2,391	2,255	2,207	1,634
Backlog, end of period (units)	3,676	3,909	3,946	3,685
Loans closed	$520,919	$489,866	$504,116	$353,571

	Year Ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues-homebuilding operations	$794,470	$661,935	$946,972	$577,381
Gross profit – homebuilding operations	$139,505	$121,152	$175,497	$106,312
Mortgage banking fees	$16,535	$14,234	$17,532	$12,833
Net income	$58,698	$43,944	$71,276	$32,087
Diluted earnings per share	$9.96	$7.31	$11.13	$5.01
Contracts for sale, net of cancellations (units)	1,765	2,151	2,559	2,940
Settlements (units)	2,639	2,127	3,345	1,919
Backlog, end of period (units)	2,916	3,790	3,766	4,552
Loans closed	$597,949	$497,404	$706,551	$418,042