Form 10-Q
period 2012-03-31
NVR INC
filed 2012-04-27
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012 there were 5,068,090 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$567,922	$475,566
Receivables	6,028	6,789
Inventory:
Lots and housing units, covered under sales agreements with customers	468,434	363,833
Unsold lots and housing units	88,571	82,578
Land under development	70,225	78,045
Manufacturing materials and other	8,516	8,694

	635,746	533,150

Assets related to consolidated variable interest entity	17,546	20,182
Contract land deposits, net	140,328	131,930
Property, plant and equipment, net	24,256	23,243
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	275,664	268,878

	1,709,070	1,501,318

Mortgage Banking:
Cash and cash equivalents	6,461	4,766
Mortgage loans held for sale, net	113,723	252,352
Property and equipment, net	1,710	1,694
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	12,601	12,008

	141,842	278,167

Total assets	$1,850,912	$1,779,485

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$137,066	$125,649
Accrued expenses and other liabilities	186,024	185,423
Liabilities related to consolidated variable interest entity	1,128	1,013
Non-recourse debt related to consolidated variable interest entity	2,348	4,983
Customer deposits	79,374	61,223

	405,940	378,291

Mortgage Banking:
Accounts payable and other liabilities	26,731	26,395

	26,731	26,395

Total liabilities	432,671	404,686

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 shares issued as of both March 31, 2012 and December 31, 2011	206	206
Additional paid-in-capital	1,074,215	1,072,779
Deferred compensation trust – 152,223 and 152,964 shares of NVR, Inc. common stock as of March 31, 2012 and December 31, 2011, respectively	(25,331)	(25,581)
Deferred compensation liability	25,331	25,581
Retained earnings	4,178,615	4,158,492
Less treasury stock at cost – 15,490,168 and 15,578,565 shares at March 31, 2012 and December 31, 2011, respectively	(3,834,795)	(3,856,678)

Total shareholders’ equity	1,418,241	1,374,799

Total liabilities and shareholders’ equity	$1,850,912	$1,779,485

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Homebuilding:
Revenues	$586,195	$502,744
Other income	908	1,458
Cost of sales	(491,829)	(417,920)
Selling, general and administrative	(72,176)	(67,188)

Operating income	23,098	19,094
Interest expense	(116)	(222)

Homebuilding income	22,982	18,872

Mortgage Banking:
Mortgage banking fees	14,297	11,760
Interest income	1,665	1,115
Other income	76	39
General and administrative	(7,913)	(6,677)
Interest expense	(149)	(274)

Mortgage banking income	7,976	5,963

Income before taxes	30,958	24,835

Income tax expense	(10,835)	(9,661)

Net income	$20,123	$15,174

Basic earnings per share	$3.99	$2.61

Diluted earnings per share	$3.90	$2.52

Basic weighted average shares outstanding	5,044	5,823

Diluted weighted average shares outstanding	5,159	6,020

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$20,123	$15,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,805	1,598
Excess income tax benefit from equity-based compensation	(876)	(17,811)
Equity-based compensation expense	16,440	15,580
Contract land deposit (recoveries) impairments	(1,037)	1,348
Gain on sale of loans	(11,116)	(9,130)
Mortgage loans closed	(384,332)	(335,952)
Proceeds from sales of mortgage loans	530,526	419,895
Principal payments on mortgage loans held for sale	1,458	1,317
Distribution of earnings from unconsolidated joint ventures	651	1,120
Net change in assets and liabilities:
Increase in inventory	(99,635)	(61,423)
Increase in contract land deposits	(7,361)	(17,315)
Decrease in receivables	788	101
Increase (decrease) in accounts payable, accrued expenses and customer deposits	32,015	(27,036)
Other, net	(8,611)	3,501

Net cash provided by (used in) operating activities	90,838	(9,033)

Cash flows from investing activities:
Distribution of capital from unconsolidated joint ventures	2,449	4,380
Purchase of property, plant and equipment	(2,895)	(1,012)
Proceeds from the sale of property, plant and equipment	155	170

Net cash (used in) provided by investing activities	(291)	3,538

Cash flows from financing activities:
Purchase of treasury stock	—	(63,408)
Net repayments under note payable and credit lines	(426)	(15,028)
Repayments under non-recourse debt related to consolidated variable interest entity	(2,841)	(1,269)
Borrowings under non-recourse debt related to consolidated variable interest entity	206	1,264
Excess income tax benefit from equity-based compensation	876	17,811
Proceeds from the exercise of stock options	6,003	92,670

Net cash provided by financing activities	3,818	32,040

Net increase in cash and cash equivalents	94,365	26,545
Cash and cash equivalents, beginning of the period	480,794	1,193,750

Cash and cash equivalents, end of the period	$575,159	$1,220,295

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$318	$513

Income taxes paid during the period, net of refunds	$(376)	$10,635

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to 2012 presentation.

For the three-month periods ended March 31, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

As of March 31, 2012, NVR controlled approximately 48,400 lots with deposits in cash and letters of credit totaling approximately $209,400 and $3,400, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of March 31, 2012 and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011

Contract land deposits	$209,390	$202,263
Loss reserve on contract land deposits	(69,062)	(70,333)

Contract land deposits, net	140,328	131,930

Contingent obligations in the form of letters of credit	3,390	3,228
Contingent specific performance obligations (1)	8,873	8,526

Total risk of loss	$152,591	$143,684

(1)	At March 31, 2012 and December 31, 2011, the Company was committed to purchase 100 and 92 finished lots under specific performance obligations, respectively.

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

At March 31, 2012, the Company had an aggregate investment totaling approximately $87,700 in four JVs that are expected to produce approximately 6,600 finished lots, of which approximately 2,700 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV has the controlling financial interest. The aggregate investment in these three JVs was approximately $73,700 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at March 31, 2012 and December 31, 2011, of the consolidated JV are as follows:

	March 31, 2012	December 31, 2011

Cash	$776	$462
Restricted cash	513	503
Other assets	126	125
Land under development	16,131	19,092

Total assets	$17,546	$20,182

Debt	$2,348	$4,983
Accrued expenses	57	108
Equity	15,141	15,091

Total liabilities and equity	$17,546	$20,182

3.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of March 31, 2012, NVR directly owned four separate raw parcels of land with a carrying value of $70,225 that it intends to develop into approximately 850 finished lots for use in its homebuilding operations. None of the raw parcels had any indicators of impairment as of March 31, 2012. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

4.	Contract Land Deposits

As of March 31, 2012, NVR controlled approximately 48,400 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $209,400 and $3,400, respectively. At December 31, 2011, NVR controlled approximately 48,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $202,300 and $3,200, respectively. During the three-month periods ended March 31, 2012 and March 31, 2011, the Company recognized a net pre-tax recovery of approximately

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

$1,000 of contract land deposits previously determined to be uncollectible and recognized a net pre-tax contract land deposit impairment charge of approximately $1,300, respectively. The contract land deposit asset is shown net of an approximate $69,100 and $70,300 impairment valuation allowance at March 31, 2012 and December 31, 2011, respectively.

5.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Weighted average number of shares outstanding used to calculate basic EPS	5,044,000	5,823,000

Dilutive Securities:
Stock options and restricted share units	115,000	197,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	5,159,000	6,020,000

The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of tax benefits that would be credited to additional paid-in-capital assuming exercise of the stock option or vesting of the restricted share unit. The assumed amount credited to additional paid-in-capital equals the tax benefit from the assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise less the actual stock-based compensation expense recognized in the income statement.

Stock options issued under equity benefit plans to purchase 470,217 and 442,095 shares of common stock were outstanding during the quarters ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

6.	Excess Reorganization Value

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite life intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed the annual assessment of impairment during the first quarter of 2012 and determined that there was no impairment of excess reorganization value.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

7.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2011	$206	$1,072,779	$4,158,492	$(3,856,678)	$(25,581)	$25,581	$1,374,799

Net income	—	—	20,123	—	—	—	20,123
Deferred compensation activity	—	—	—	—	250	(250)	—
Equity-based compensation	—	16,440	—	—	—	—	16,440
Tax benefit from equity benefit plan activity	—	876	—	—	—	—	876
Proceeds from stock options exercised	—	6,003	—	—	—	—	6,003
Treasury stock issued upon option exercise	—	(21,883)	—	21,883	—	—	—

Balance, March 31, 2012	$206	$1,074,215	$4,178,615	$(3,834,795)	$(25,331)	$25,331	$1,418,241

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. The Company settles share issuances under equity benefit plans by issuing shares of treasury stock. Approximately 88,000 shares were issued from the treasury account during the first quarter of 2012 for option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

8.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Warranty reserve, beginning of period	$64,008	$69,787
Provision	6,415	3,732
Payments	(10,137)	(8,189)

Warranty reserve, end of period	$60,286	$65,330

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

9.	Segment Disclosures

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

Following are tables presenting revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2012	2011
Revenues:
Homebuilding Mid Atlantic	$360,811	$312,940
Homebuilding North East	52,200	39,193
Homebuilding Mid East	106,282	98,152
Homebuilding South East	66,902	52,459
Mortgage Banking	14,297	11,760

Total consolidated revenues	$600,492	$514,504

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	000,000,000	000,000,000
	Three Months Ended March 31,
	2012	2011
Profit:
Homebuilding Mid Atlantic	$29,086	$25,876
Homebuilding North East	2,461	1,123
Homebuilding Mid East	960	1,607
Homebuilding South East	3,905	2,213
Mortgage Banking	8,742	6,741

Total segment profit	45,154	37,560

Contract land deposit reserve adjustment(1)	1,309	(1,130)
Equity-based compensation expense	(16,440)	(15,580)
Corporate capital allocation (2)	18,972	15,423
Unallocated corporate overhead (3)	(18,803)	(16,460)
Consolidation adjustments and other (4)	827	5,125
Corporate interest expense	(61)	(103)

Reconciling items sub-total	(14,196)	(12,725)

Consolidated income before taxes	$30,958	$24,835

	000,000,000	000,000,000
	March 31, 2012	December 31, 2011
Assets:
Homebuilding Mid Atlantic	$697,590	$626,157
Homebuilding North East	69,745	55,948
Homebuilding Mid East	116,002	94,593
Homebuilding South East	73,439	63,263
Mortgage Banking	134,495	270,820

Total segment assets	1,091,271	1,110,781

Consolidated variable interest entity	17,546	20,182
Cash and cash equivalents	567,922	475,566
Deferred taxes	156,843	155,881
Intangible assets	48,927	48,927
Contract land deposit reserve	(69,062)	(70,333)
Consolidation adjustments and other	37,465	38,481

Reconciling items sub-total	759,641	668,704

Consolidated assets	$1,850,912	$1,779,485

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011
Homebuilding Mid Atlantic	$12,680	$10,831
Homebuilding North East	1,822	1,163
Homebuilding Mid East	2,742	2,204
Homebuilding South East	1,728	1,225

Total	$18,972	$15,423

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

(3)	The increase in unallocated corporate overhead in the first quarter of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

10.	Fair Value

Financial Instruments

Except as noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2012, there were contractual commitments to extend credit to borrowers aggregating $166,437 and open forward delivery contracts aggregating $254,003.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 51 basis points of the loan amount as of March 31, 2012, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

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

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $113,723 included in the accompanying condensed consolidated balance sheet has been decreased by $1,017 from the aggregate principal balance of $114,740.

The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value March 31, 2012
Derivative Assets:
Forward Sales Contracts	NVRM - Other assets	$917

Derivative Liabilities:
Rate Lock Commitments	NVRM - Accounts payable and other liabilities	$421

The fair value measurement as of March 31, 2012 was as follows:

	Notional or Principal Amount	Assumed Gain (Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$166,437	$(939)	$(250)	$768	$—	$(421)
Forward sales contracts	$254,003	—	—	—	917	917
Mortgages held for sale	$114,740	(724)	(900)	607	—	(1,017)

Total Fair Value Measurement, March 31, 2012		$(1,663)	$(1,150)	$1,375	$917	$(521)

For the three month period ended March 31, 2012, NVRM recorded a fair value adjustment expense of $450. The unrealized loss from the change in the fair value measurement is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

11.	Debt

NVR’s mortgage banking operations, NVR Mortgage Finance, Inc. (“NVRM”), provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

to certain sub-limits. The Repurchase Agreement expires on August 1, 2012. At March 31, 2012, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of March 31, 2012, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

12.	Commitments and Contingencies

On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, while a number of individuals have filed consents to join and assert federal claims in the New York action, none of the groups of employees that the lawsuits purport to represent have been certified as a class, and the Company has filed a motion to decertify the federal collective action claim and dismiss the individuals who filed consents from the case. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the New York action.

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

In August 2011, the Wage and Hour Division of the DOL notified the Company that it was initiating an investigation to determine the Company’s compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to the Company’s homebuilding operations. The Company has cooperated with this information request, has either provided or made available the information that the DOL has requested and expects to continue to cooperate with the DOL’s investigation. The Company believes that its payroll practices are in compliance with the FSLA. At this time, the Company cannot predict the outcome of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not impact the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. ASU 2011-08 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 did not impact the Company’s financial statements.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry have negatively impacted our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we will determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of March 31, 2012, we controlled approximately 48,400 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $209,400 and $3,400, respectively. Included in the number of controlled lots are approximately 10,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $69,100 as of March 31, 2012. In addition, we had an aggregate investment of approximately $87,700 in four joint venture limited liability corporations (“JVs”), expected to produce approximately 6,600 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract at March 31, 2012. Further, as of March 31, 2012, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $70,200 that we intend to develop into approximately 850 finished lots for use in our homebuilding operations. See Note 2 and Note 3 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

During the first quarter of 2012, the homebuilding market experienced some stabilization and improved sales activity in several of our markets. These favorable market conditions were driven by improving consumer confidence levels resulting from lower unemployment levels and by favorable housing affordability levels driven by historically low mortgage interest rates and rising costs in the rental market. In addition, some markets were favorably impacted by lower inventory levels. Despite these improvements, the housing market continues to face challenges from a tight mortgage lending environment and uncertainty as to the sustainability of the economic recovery, which to this point has been uneven.

As a result of the favorable market conditions in the first quarter, our new orders, net of cancellations (“new orders”) and the average selling price of new orders increased 31% and 6%, respectively, compared to the first quarter of 2011. We experienced new order increases in each of our reportable segments quarter over quarter and our cancellation rate in the current quarter decreased to 10% from 12% in the first quarter of 2011. Consolidated revenues for the first quarter of 2012 totaled $600,492, a 17% increase from the first quarter of 2011. Additionally, net income and diluted earnings per share in the current quarter increased approximately 33% and 55%, respectively, compared to the first quarter of 2011. As a result of the increased first quarter sales, our backlog unit balance of homes sold but not yet settled with customers at the end of the quarter was 33% higher than the same period in 2011. Our gross profit margins within our homebuilding business decreased to 16.1% in the first quarter of 2012 compared to 16.9% in the first quarter of 2011 primarily due to pricing pressure experienced in prior quarters.

Although there were signs in the first quarter that the housing market has begun to recover, we believe that continued growth in sales and prices is reliant on a sustained economic recovery and higher consumer confidence levels. Significant economic uncertainties remain which could result in sales, pricing and continued gross margin pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these uncertainties, we believe that we are well positioned to withstand this market uncertainty and take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2012	2011

Revenues	$586,195	$502,744
Cost of sales	$491,829	$417,920
Gross profit margin percentage	16.1%	16.9%
Selling, general and administrative expenses	$72,176	$67,188
Settlements (units)	1,924	1,634
Average settlement price	$304.6	$307.6
New orders (units)	3,157	2,403
Average new order price	$313.2	$295.8
Backlog (units)	4,909	3,685
Average backlog price	$318.5	$316.6
New order cancellation rate	10.3%	12.3%

Consolidated Homebuilding - Three Months Ended March 31, 2012 and 2011

Homebuilding revenues increased 17% for the first quarter of 2012 from the same period in 2011 primarily as a result of an 18% increase in the number of units settled. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 26% higher entering the first quarter of 2012 as compared to the same period in 2011, offset partially by a lower backlog turnover rate quarter over quarter.

Gross profit margins in the quarter ended March 31, 2012 decreased 77 basis points compared to the first quarter of 2011 due primarily to pricing pressures experienced in prior quarters. In addition, gross profit margins were negatively impacted by higher construction costs quarter over quarter. We expect to continue to experience gross profit margin pressure over at least the next several quarters.

The number of new orders and the average selling price of new orders for the first quarter of 2012 increased 31% and 6%, respectively, when compared to the first quarter of 2011. New orders were higher quarter over quarter in each of our market segments. The increase in new orders was driven by increased sales absorption in many of our markets. As discussed in the Overview section above, we believe this increase is attributable to a stabilization of housing prices in certain of our markets and other favorable economic factors. In addition, new orders in the current quarter were favorably impacted by a decrease in the cancellation rate to 10% from 12% in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2012 increased approximately $5,000, or 7%, compared to the first quarter of 2011 and decreased as a percentage of revenue to 12.3% from 13.4% quarter over quarter. The increase in SG&A dollars was attributable primarily to an approximate $3,100 increase in management incentive costs recorded quarter over quarter. In addition, sales and marketing costs were approximately $1,300 higher in the current quarter due in part to the competitive selling environment and the 2% increase in the number of active communities quarter over quarter.

Backlog units and dollars were 4,909 and $1,563,619, respectively, as of March 31, 2012 compared to 3,685 and $1,166,721, respectively, as of March 31, 2011. The increase in backlog units was primarily attributable to our beginning backlog units being approximately 26% higher entering 2012 compared to the same period in 2011, coupled with higher sales and a slower backlog turnover rate in the first quarter of 2012. Backlog dollars were favorably impacted by the increase in backlog units.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 10% and 12% in the first quarters of 2012 and 2011, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2012 or future years.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at March 31, 2012 and 2011 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $3,400 and $4,500 at March 31, 2012 and 2011, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by segment for the three months ended March 31, 2012 and 2011:

Selected Segment Financial Data:

	Three Months Ended March 31,
	2012	2011
Revenues:
Mid Atlantic	$360,811	$312,940
North East	52,200	39,193
Mid East	106,282	98,152
South East	66,902	52,459

Total	$586,195	$502,744

Gross profit margin:
Mid Atlantic	$63,762	$57,635
North East	8,551	6,349
Mid East	14,398	14,447
South East	11,051	8,432

Total	$97,762	$86,863

Segment profit:
Mid Atlantic	$29,086	$25,876
North East	2,461	1,123
Mid East	960	1,607
South East	3,905	2,213

Total	$36,412	$30,819

Gross profit margin percentage:
Mid Atlantic	17.7%	18.4%
North East	16.4%	16.2%
Mid East	13.6%	14.7%
South East	16.5%	16.1%

Segment Operating Activity:

	Three Months Ended March 31,
	2012	2011	2012	2011
	Units		Average Price
Settlements:
Mid Atlantic	1,006	836	$358.7	$374.3
North East	169	128	$308.9	$306.2
Mid East	448	431	$237.2	$227.7
South East	301	239	$222.0	$219.1

Total	1,924	1,634	$304.6	$307.6

New orders, net of cancellations:
Mid Atlantic	1,663	1,145	$362.2	$357.2
North East	259	252	$325.9	$295.0
Mid East	798	691	$251.4	$231.5
South East	437	315	$232.1	$214.8

Total	3,157	2,403	$313.2	$295.8

	Three Months Ended March 31,
	2012	2011	2012	2011
	Units		Average Price
Backlog:
Mid Atlantic	2,630	1,904	$369.7	$382.3
North East	466	356	$313.6	$304.7
Mid East	1,157	990	$252.9	$235.6
South East	656	435	$232.7	$223.0

Total	4,909	3,685	$318.5	$316.6

	Three Months Ended March 31,
	2012	2011
New order cancellation rate:
Mid Atlantic	8.4%	13.1%
North East	13.1%	8.4%
Mid East	10.8%	12.3%
South East	14.3%	12.5%

Average active communities:
Mid Atlantic	188	182
North East	37	33
Mid East	102	108
South East	60	56

Total	387	379

Segment Homebuilding Inventory:

	As of March 31,
	2012	2011
Sold inventory:
Mid Atlantic	$307,852	$225,772
North East	46,529	33,933
Mid East	69,041	55,974
South East	41,804	28,332

Total (1)	$465,226	$344,011

Unsold lots and housing units inventory:
Mid Atlantic	$60,020	$37,578
North East	3,683	3,616
Mid East	8,057	10,604
South East	15,094	6,282

Total (1)	$86,854	$58,080

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended
	March 31,
	2012	2011
Unsold inventory impairments:
Mid Atlantic	$74	$381
North East	6	67
Mid East	72	150
South East	—	129

Total	$152	$727

Segment Lots Controlled and Contract Land Deposits:

	$143,718	$143,718
	As of March 31,
	2012	2011

Total lots controlled:
Mid Atlantic	29,495	30,409
North East	4,695	4,098
Mid East	12,028	11,196
South East	6,862	7,177

Total	53,080	52,880

Lots included in impairment reserve:
Mid Atlantic	5,290	6,251
North East	907	593
Mid East	2,408	1,806
South East	1,716	1,767

Total	10,321	10,417

Contract land deposits, net:
Mid Atlantic	$103,615	$92,310
North East	12,705	11,138
Mid East	19,961	12,564
South East	7,437	5,202

Total	$143,718	$121,214

	$143,718	$143,718
	Three Months Ended March 31,
	2012	2011
Contract land deposit impairments:
Mid Atlantic	$277	$227
North East	(55)	7
Mid East	50	(17)
South East	—	—

Total	$272	$217

Mid Atlantic

Three Months Ended March 31, 2012 and 2011

The Mid Atlantic segment had an approximate $3,200 increase in segment profit from the first quarter of 2011. The increase in segment profit was driven by the increase of approximately $47,900, or 15%, in revenues quarter over quarter due primarily to a 20% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price. The increase in units settled was attributable to the 24% higher backlog unit balance entering the first quarter of 2012 as compared to backlog unit balance entering the first quarter of 2011. The Mid Atlantic segment’s gross profit margin percentage decreased to 17.7% in 2012 from 18.4% in 2011, primarily due to higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders increased by 45%, while the average selling price remained relatively flat in the first quarter of 2012 from the same period in 2011. New orders increased quarter over quarter due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section. In addition, new orders in the current quarter were favorably impacted by a decrease in the cancellation rate to 8% from 13% in the prior year quarter.

North East

Three Months Ended March 31, 2012 and 2011

The North East segment had an approximate $1,300 increase in segment profit from the first quarter of 2011. The increase in segment profit was primarily driven by an increase of approximately $13,000, or 33%, in revenues quarter over quarter due to a 32% increase in the number of units settled. The increase in units settled was attributable to the 62% higher backlog unit balance entering the first quarter of 2012 as compared to the backlog unit balance entering the first quarter of 2011, offset partially by a lower backlog turnover rate quarter over quarter. The North East segment’s gross profit margin percentage remained relatively flat quarter over quarter.

Segment new orders and the average selling price increased approximately 3% and 11%, respectively, during the first quarter of 2012 from the same period in 2011. New orders were favorably impacted by an 11% increase in the number of active communities quarter over quarter. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 13% from 8% in the prior year quarter. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Mid East

Three Months Ended March 31, 2012 and 2011

The Mid East segment had an approximate $650 decrease in segment profit from the first quarter of 2011 despite generating higher revenues of approximately $8,100, or 8%, quarter over quarter. Revenues increased due to a 4% increase in both the number of units settled and the average price of settlements in the first quarter of 2012 as compared to the same period in 2011. The increase in settlements was primarily attributable to an 11% higher beginning backlog unit balance entering the first quarter of 2012 compared to the same period in 2011. Average settlement prices were favorably impacted by higher average selling prices in the prior quarter attributable to a shift in mix to higher priced communities in certain markets. Gross profit margins decreased to 13.6% in the first quarter of 2012 from 14.7% in the same period of 2011. Gross profit margins and segment profit were negatively impacted by higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders and the average selling price for new orders increased 16% and 9%, respectively, during the first quarter of 2012 as compared to the same period in 2011. New orders were higher quarter over quarter due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section. In addition, new orders in the current quarter were favorably impacted by a decrease in the cancellation rate quarter over quarter. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets, coupled with the aforementioned favorable market conditions in the first quarter which allowed us to increase prices in some markets in the Mid East segment.

South East

Three Months Ended March 31, 2012 and 2011

The South East segment had an approximate $1,700 increase in segment profit from the first quarter of 2011. Revenues increased approximately $14,400, or 28%, due primarily to a 26% increase in the number of homes settled. The increase in settlements was attributable to a 45% higher beginning backlog unit balance entering the first quarter of 2012 as compared to the same period in 2011. The South East segment’s gross profit margins improved 45 basis points to 16.5% in the first quarter of 2012 as compared to the first quarter of 2011. Gross profit margins were favorably impacted by the increase in settlement volume quarter over quarter, and its impact on our ability to leverage certain operating costs.

Segment new orders and the average selling price for new orders increased approximately 39% and 8%, respectively, during the first quarter of 2012 from the same period in 2011. New orders were higher quarter over quarter due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section. In addition, new orders were favorably impacted by an 8% increase in the number of active communities quarter over quarter. The increase in the average selling price for new orders was attributable to a shift in mix to higher priced communities in certain markets.

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

	Three Months Ended March 31,
	2012	2011
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$63,762	$57,635
Homebuilding North East	8,551	6,349
Homebuilding Mid East	14,398	14,447
Homebuilding South East	11,051	8,432
Consolidation adjustments and other	(3,396)	(2,039)

Consolidated Homebuilding gross profit	$94,366	$84,824

	Three Months Ended March 31,
	2012	2011
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$29,086	$25,876
Homebuilding North East	2,461	1,123
Homebuilding Mid East	960	1,607
Homebuilding South East	3,905	2,213
Reconciling items:
Contract land deposit reserve adjustment (1)	1,309	(1,130)
Equity-based compensation expense	(15,674)	(14,802)
Corporate capital allocation (2)	18,972	15,423
Unallocated corporate overhead (3)	(18,803)	(16,460)
Consolidation adjustments and other (4)	827	5,125
Corporate interest expense	(61)	(103)

Reconciling items sub-total	(13,430)	(11,947)

Homebuilding consolidated profit before taxes	$22,982	$18,872

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011
Homebuilding Mid Atlantic	$12,680	$10,831
Homebuilding North East	1,822	1,163
Homebuilding Mid East	2,742	2,204
Homebuilding South East	1,728	1,225

Total	$18,972	$15,423

(3)	The increase in unallocated corporate overhead in the first quarter of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

Mortgage Banking Segment

Three Months Ended March 31, 2012 and 2011

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Loan closing volume:
Total principal	$420,184	$353,571

Loan volume mix:
Adjustable rate mortgages	7%	9%

Fixed rate mortgages	93%	91%

Operating profit:
Segment profit	$8,742	$6,741
Stock option expense	(766)	(778)

Mortgage banking income before tax	$7,976	$5,963

Capture rate:	89%	87%

Mortgage Banking fees:
Net gain on sale of loans	$11,116	$9,130
Title services	3,062	2,458
Servicing fees	119	172

	$14,297	$11,760

Loan closing volume for the three months ended March 31, 2012, increased 19% over the same period for 2011. The 2012 increase was primarily attributable to the aforementioned increase in the number of builder settlements compared to the same period in 2011. Segment profit for the three months ended March 31, 2012, increased by approximately $2,000 from the same period for 2011. The increase was primarily attributable to an approximate $2,500 increase in mortgage banking fees, which was primarily the result of the aforementioned increase in loan closing volume and an increase in secondary marketing fees. The increase in mortgage banking fees was partially offset by an increase in general and administrative expenses, which increased by approximately $1,200 from the same period in 2011. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of an increase in headcount.

Mortgage Banking – Other

We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to March 31, 2012, we have originated approximately $19,452,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $6,000 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At March 31, 2012 we had an allowance for loan losses of approximately $13,600. Although we consider the allowance for loan losses reflected on the March 31, 2012 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

In October 2011, Bank of America discontinued their correspondent lending program. As a result, this decreased the number of investors available in the loan sale distribution channels. The remaining investors are dealing with a larger volume of loans and are performing a more comprehensive review of loan files prior to purchase. This has resulted in loans remaining in inventory for a longer period of time before being sold than our historical averages. Prior to Bank of America discontinuing their correspondent lending program, loans were typically sold within 30 days. During the fourth quarter of 2011 and into the first quarter of 2012, this time frame had increased to 30 to 60 days. In March 2012, we’ve experienced some improvement in investor funding times, as our average days in inventory for March 2012 loan sales dropped below 30 days. The improved loan funding timeframes have resulted in our mortgages held for sale balance included in the condensed consolidated balance sheets decreasing by approximately $139,000 from December 31, 2011. We can make no assurances that our average days in inventory will remain below 30 days in future quarters.

NVRM is dependent on our homebuilding segment’s customers for business. If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets as well as increased regulation of mortgage lending practices.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities. Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”). The Repurchase Agreement is available to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $25,000, subject to certain sub-limits. The Repurchase Agreement expires on August 1, 2012.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at March 31, 2012. At March 31, 2012 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

Cash provided by our operating activities was $90,838 for the three month period ended March 31, 2012. Cash was provided primarily by homebuilding operations and by an approximate $138,600 decrease in mortgage loans held for sale. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $99,635, as a result of an increase in units under construction at March 31, 2012 compared to December 31, 2011.

Net cash used by investing activities was $291 for the three month period ended March 31, 2012, which primarily resulted from the purchases of property, plant and equipment of $2,895, offset partially by $2,449 in distributions of capital from our unconsolidated joint ventures.

Net cash provided by financing activities was $3,818 for the three month period ended March 31, 2012. Stock option exercise activity provided $6,003 in exercise proceeds, and we realized $876 in excess income tax benefits from equity benefit plan activity. Cash was used by financing activities for repayments under non-recourse debt related to our consolidated variable interest entity of $2,841.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program is intended to assist us in accomplishing our primary objective, creating increases in shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 for further discussion of repurchase activity during first quarter of 2012.

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

At March 31, 2012, we had approximately $70,200 in land under development in four separate communities. In addition, at March 31, 2012, we had an aggregate investment totaling approximately $87,700 in four separate JVs that controlled land under development. None of the four communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at March 31, 2012. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2012 condensed consolidated balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2012 condensed consolidated balance sheet to be adequate (see Note 8 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 to 60 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the March 31, 2012 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2012. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On July 18, 2007, former and current employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York. The complaints seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. The suits were filed as purported class actions. However, while a number of individuals have filed consents to join and assert federal claims in the New York action, none of the groups of employees that the lawsuits purport to represent have been certified as a class, and we have filed a motion to decertify the federal collective action claim and dismiss the individuals who filed consents from the case. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the New York action.

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

In August 2011, the Wage and Hour Division of the DOL notified us that it was initiating an investigation to determine our compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to our homebuilding operations. We have cooperated with this information request, have either provided or made available the information that the DOL has requested and expect to continue to cooperate with the DOL’s investigation. We believe that our payroll practices are in compliance with the FSLA. At this time, we cannot predict the outcome of this investigation, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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

There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2011 in response to Item 1A. Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands)

We had two repurchase authorizations outstanding during the quarter ended March 31, 2012. On July 28, 2011 (“July Authorization”) and December 14, 2011 (“December Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We had no common stock repurchases during the quarter ended March 31, 2012. We currently have $319,897 available for share purchases under the outstanding repurchase authorizations.

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

April 27, 2012	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document