Form 10-Q
period 2012-06-30
NVR INC
filed 2012-07-27
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012 there were 5,146,635 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and June 30, 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2012 and June 30, 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

	Signature	38

	Exhibit Index	39

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$587,646	$475,566
Receivables	9,612	6,789
Inventory:
Lots and housing units, covered under sales agreements with customers	530,577	363,833
Unsold lots and housing units	89,712	82,578
Land under development	70,993	78,045
Manufacturing materials and other	9,881	8,694

	701,163	533,150

Assets related to consolidated variable interest entity	16,648	20,182
Contract land deposits, net	155,860	131,930
Property, plant and equipment, net	25,114	23,243
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	275,630	268,878

	1,813,253	1,501,318

Mortgage Banking:
Cash and cash equivalents	5,006	4,766
Mortgage loans held for sale, net	150,378	252,352
Property and equipment, net	1,947	1,694
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	13,029	12,008

	177,707	278,167

Total assets	$1,990,960	$1,779,485

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$158,358	$125,649
Accrued expenses and other liabilities	190,377	185,423
Liabilities related to consolidated variable interest entity	1,743	1,013
Non-recourse debt related to consolidated variable interest entity	1,050	4,983
Customer deposits	90,255	61,223

	441,783	378,291

Mortgage Banking:
Accounts payable and other liabilities	27,353	26,395

	27,353	26,395

Total liabilities	469,136	404,686

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 shares issued as of both June 30, 2012 and December 31, 2011	206	206
Additional paid-in-capital	1,113,118	1,072,779
Deferred compensation trust – 152,223 and 152,964 shares of NVR, Inc. common stock as of June 30, 2012 and December 31, 2011, respectively	(25,331)	(25,581)
Deferred compensation liability	25,331	25,581
Retained earnings	4,225,453	4,158,492
Less treasury stock at cost – 15,418,099 and 15,578,565 shares at June 30, 2012 and December 31, 2011, respectively	(3,816,953)	(3,856,678)

Total shareholders’ equity	1,521,824	1,374,799

Total liabilities and shareholders’ equity	$1,990,960	$1,779,485

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homebuilding:
Revenues	$755,290	$682,663	$1,341,485	$1,185,407
Other income	538	1,362	1,446	2,820
Cost of sales	(624,978)	(558,601)	(1,116,807)	(976,521)
Selling, general and administrative	(73,754)	(68,045)	(145,930)	(135,233)

Operating income	57,096	57,379	80,194	76,473
Interest expense	(112)	(287)	(228)	(509)

Homebuilding income	56,984	57,092	79,966	75,964

Mortgage Banking:
Mortgage banking fees	14,493	13,218	28,790	24,978
Interest income	815	1,085	2,480	2,200
Other income	136	121	212	160
General and administrative	(8,327)	(7,898)	(16,240)	(14,575)
Interest expense	(146)	(264)	(295)	(538)

Mortgage banking income	6,971	6,262	14,947	12,225

Income before taxes	63,955	63,354	94,913	88,189

Income tax expense	(17,117)	(24,909)	(27,952)	(34,570)

Net income	$46,838	$38,445	$66,961	$53,619

Basic earnings per share	$9.17	$6.65	$13.19	$9.24

Diluted earnings per share	$8.97	$6.48	$12.90	$8.98

Basic weighted average shares outstanding	5,106	5,785	5,075	5,804

Diluted weighted average shares outstanding	5,221	5,929	5,191	5,974

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$66,961	$53,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,730	3,236
Excess income tax benefit from equity-based compensation	(4,709)	(21,391)
Equity-based compensation expense	33,173	31,705
Contract land deposit (recoveries) impairments	(1,160)	4,069
Gain on sale of loans	(21,569)	(18,865)
Mortgage loans closed	(880,315)	(816,908)
Proceeds from sales of mortgage loans	1,001,691	833,579
Principal payments on mortgage loans held for sale	1,612	2,061
Distribution of earnings from unconsolidated joint ventures	805	1,657
Net change in assets and liabilities:
Increase in inventory	(164,327)	(103,558)
Increase in contract land deposits	(22,770)	(32,485)
Increase in receivables	(3,005)	(487)
Increase in accounts payable, accrued expenses and customer deposits	70,547	29,100
Other, net	(8,273)	9,445

Net cash provided by (used in) operating activities	72,391	(25,223)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,000)	(61,600)
Distribution of capital from unconsolidated joint ventures	4,421	7,343
Purchase of property, plant and equipment	(5,999)	(7,478)
Proceeds from the sale of property, plant and equipment	263	307

Net cash used in investing activities	(2,315)	(61,428)

Cash flows from financing activities:
Purchase of treasury stock	—	(300,885)
Net repayments under note payable and credit lines	(565)	(744)
Repayments under non-recourse debt related to consolidated variable interest entity	(4,375)	(3,784)
Borrowings under non-recourse debt related to consolidated variable interest entity	442	2,727
Excess income tax benefit from equity-based compensation	4,709	21,391
Proceeds from the exercise of stock options	42,182	104,592

Net cash provided by (used in) financing activities	42,393	(176,703)

Net increase (decrease) in cash and cash equivalents	112,469	(263,354)
Cash and cash equivalents, beginning of the period	480,794	1,193,750

Cash and cash equivalents, end of the period	$593,263	$930,396

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$587	$1,056

Income taxes paid during the period, net of refunds	$15,041	$14,033

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to 2012 presentation.

For the three and six month periods ended June 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

As of June 30, 2012, NVR controlled approximately 50,300 lots with deposits in cash and letters of credit totaling approximately $224,900 and $3,700, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of June 30, 2012 and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011

Contract land deposits	$224,881	$202,263
Loss reserve on contract land deposits	(69,021)	(70,333)

Contract land deposits, net	155,860	131,930

Contingent obligations in the form of letters of credit	3,744	3,228
Contingent specific performance obligations (1)	8,783	8,526

Total risk of loss	$168,387	$143,684

(1)	At June 30, 2012 and December 31, 2011, the Company was committed to purchase 96 and 92 finished lots under specific performance obligations, respectively.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, in addition to any deposits placed under fixed price purchase agreements with the JV. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At June 30, 2012, the Company had an aggregate investment totaling approximately $87,800 in four JVs that are expected to produce approximately 6,500 finished lots, of which approximately 2,700 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $74,000 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at June 30, 2012 and December 31, 2011, of the consolidated JV are as follows:

	June 30, 2012	December 31, 2011

Cash	$611	$462
Restricted cash	504	503
Other assets	127	125
Land under development	15,406	19,092

Total assets	$16,648	$20,182

Debt	$1,050	$4,983
Accrued expenses	571	108
Equity	15,027	15,091

Total liabilities and equity	$16,648	$20,182

3.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of June 30, 2012, NVR directly owned four separate raw parcels of land with a carrying value of $70,993 that it intends to develop into approximately 830 finished lots for use in its homebuilding operations. None of the raw parcels had any indicators of impairment as of June 30, 2012. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

4.	Contract Land Deposits

As of June 30, 2012, NVR controlled approximately 50,300 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $224,900 and $3,700, respectively. At December 31, 2011, NVR controlled approximately 48,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $202,300 and $3,200, respectively. During the three and six month periods ended June 30, 2012, the Company recognized a net pre-tax recovery of approximately $100 and

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

$1,200, respectively, of contract land deposits previously determined to be uncollectible. During the three and six month periods ended June 30, 2011, the Company recognized a net pre-tax charge of approximately $2,700 and $4,100, respectively, related to the impairment of contract land deposits. The contract land deposit asset is shown net of an approximate $69,000 and $70,300 impairment valuation allowance at June 30, 2012 and December 31, 2011, respectively.

5.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of shares outstanding used to calculate basic EPS	5,106,000	5,785,000	5,075,000	5,804,000

Dilutive Securities:
Stock options and restricted share units	115,000	144,000	116,000	170,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	5,221,000	5,929,000	5,191,000	5,974,000

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

Stock options and restricted share units issued under equity benefit plans to purchase 160,672 and 479,807 shares of common stock were outstanding during the three and six month periods ended June 30, 2012, and stock options and restricted share units issued under equity benefit plans to purchase 449,134 and 448,810 shares of common stock were outstanding during the three and six month periods ended June 30, 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

7.	Income Taxes

During the three months ended June 30, 2012, the Company reduced its provision for unrecognized tax benefits by $6,989. The reduction followed settlements with and an audit by certain taxing authorities during 2012 which led the Company to update its evaluation of the administrative practices in other states and whether the positions taken in those states were effectively settled.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In-	Retained	Treasury	Comp.	Comp.
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2011	$206	$1,072,779	$4,158,492	$(3,856,678)	$(25,581)	$25,581	$1,374,799

Net income	—	—	66,961	—	—	—	66,961
Deferred compensation activity	—	—	—	—	250	(250)	—
Equity-based compensation	—	33,173	—	—	—	—	33,173
Tax benefit from equity benefit plan activity	—	4,709	—	—	—	—	4,709
Proceeds from stock options exercised	—	42,182	—	—	—	—	42,182
Treasury stock issued upon option exercise and restricted share vesting	—	(39,725)	—	39,725	—	—	—

Balance, June 30, 2012	$206	$1,113,118	$4,225,453	$(3,816,953)	$(25,331)	$25,331	$1,521,824

The Company did not repurchase any shares of its common stock during the six months ended June 30, 2012. The Company settles share issuances under equity benefit plans by issuing shares of treasury stock. Approximately 160,000 shares were issued from the treasury account during the six months ended June 30, 2012 for option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Warranty reserve, beginning of period	$60,286	$65,330	$64,008	$69,787
Provision	9,302	8,041	15,717	11,773
Payments	(10,798)	(10,567)	(20,935)	(18,756)

Warranty reserve, end of period	$58,790	$62,804	$58,790	$62,804

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

10.	Segment Disclosures

The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

Homebuilding Mid Atlantic - Virginia, West Virginia, Maryland, Delaware and Washington, D.C.

Homebuilding North East - New Jersey and eastern Pennsylvania

Homebuilding Mid East - Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are tables presenting segment revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Homebuilding Mid Atlantic	$454,504	$404,253	$815,315	$717,193
Homebuilding North East	71,201	67,715	123,401	106,908
Homebuilding Mid East	152,021	143,381	258,303	241,533
Homebuilding South East	77,564	67,314	144,466	119,773
Mortgage Banking	14,493	13,218	28,790	24,978

Total consolidated revenues	$769,783	$695,881	$1,370,275	$1,210,385

Profit:
Homebuilding Mid Atlantic	$44,579	$45,327	$73,665	$71,203
Homebuilding North East	5,632	6,676	8,093	7,799
Homebuilding Mid East	9,644	8,722	10,604	10,329
Homebuilding South East	4,379	5,251	8,284	7,464
Mortgage Banking	7,879	7,041	16,621	13,782

Total segment profit	72,113	73,017	117,267	110,577

Contract land deposit reserve adjustment (1)	41	(1,375)	1,350	(2,505)
Equity-based compensation expense	(16,733)	(16,125)	(33,173)	(31,705)
Corporate capital allocation (2)	22,555	17,897	41,527	33,320
Unallocated corporate overhead (3)	(15,209)	(14,401)	(34,012)	(30,861)
Consolidation adjustments and other (4)	1,249	4,448	2,076	9,573
Corporate interest expense	(61)	(107)	(122)	(210)

Reconciling items sub-total	(8,158)	(9,663)	(22,354)	(22,388)

Consolidated income before taxes	$63,955	$63,354	$94,913	$88,189

	June 30, 2012	December 31, 2011
Assets:
Homebuilding Mid Atlantic	$737,104	$626,157
Homebuilding North East	74,307	55,948
Homebuilding Mid East	140,268	94,593
Homebuilding South East	87,462	63,263
Mortgage Banking	170,360	270,820

Total segment assets	1,209,501	1,110,781

Consolidated variable interest entity	16,648	20,182
Cash and cash equivalents	587,646	475,566
Deferred taxes	156,839	155,881
Intangible assets	48,927	48,927
Contract land deposit reserve	(69,021)	(70,333)
Consolidation adjustments and other	40,420	38,481

Reconciling items sub-total	781,459	668,704

Consolidated assets	$1,990,960	$1,779,485

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homebuilding Mid Atlantic	$14,837	$12,105	$27,517	$22,936
Homebuilding North East	1,999	1,566	3,821	2,729
Homebuilding Mid East	3,506	2,840	6,248	5,044
Homebuilding South East	2,213	1,386	3,941	2,611

Total	$22,555	$17,897	$41,527	$33,320

(3)	The increase in unallocated corporate overhead in the three and six month periods of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

11.	Fair Value

Financial Instruments

Except as noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2012, there were contractual commitments to extend credit to borrowers aggregating $218,464 and open forward delivery contracts aggregating $328,074.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 67 basis points of the loan amount as of June 30, 2012, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $150,378 included in the accompanying condensed consolidated balance sheet has been increased by $1,050 from the aggregate principal balance of $149,328.

The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet	Fair Value
	Location	June 30, 2012
Derivative Assets:
Rate lock commitments	NVRM – Other assets	$809

Derivative Liabilities:
Forward sales contracts	NVRM – Accounts payable and other liabilities	$1,851

The fair value measurement as of June 30, 2012 was as follows:

	Notional or Principal Amount	Assumed Gain (Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)

Rate lock commitments	$218,464	$(1,258)	$622	$1,445	$—	$809
Forward sales contracts	$328,074	—	—	—	(1,851)	(1,851)
Mortgages held for sale	$149,328	(1,018)	1,169	899	—	1,050

Total Fair Value Measurement, June 30, 2012		$(2,276)	$1,791	$2,344	$(1,851)	$8

For the six month period ended June 30, 2012, NVR Mortgage Finance, Inc. (“NVRM”) recorded a fair value adjustment to income of $79. The unrealized gain from the change in the fair value measurement is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

12.	Debt

NVR’s mortgage banking operations, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At June 30, 2012, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of June 30, 2012, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement was renewed with materially consistent terms and conditions and expires on July 31, 2013.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

In August 2011, the Wage and Hour Division of the DOL notified the Company that it was initiating an investigation to determine the Company’s compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to the Company’s homebuilding operations. The Company has cooperated with this information request, has either provided or made available the information that the DOL has requested and expects to continue to cooperate with the DOL’s investigation. The Company believes that its payroll practices are in compliance with the FSLA. The DOL has investigated the Company’s headquarters, two manufacturing facilities and certain of its operating divisions. At this time, the Company cannot predict the outcome of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

14.	Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not impact the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. ASU 2011-08 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 did not impact the Company’s financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee and Florida

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

As of June 30, 2012, we controlled approximately 50,300 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $224,900 and $3,700, respectively. Included in the number of controlled lots are approximately 10,900 lots for which we have recorded a contract land deposit impairment reserve of approximately $69,000 as of June 30, 2012. In addition, we had an aggregate investment of approximately $87,800 in four joint venture limited liability corporations (“JVs”), expected to produce approximately 6,500 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract with us at June 30, 2012. Further, as of June 30, 2012, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $71,000 that we intend to develop into approximately 830 finished lots for use in our homebuilding operations. See Note 2 and Note 3 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

During the first six months of 2012, the homebuilding market experienced some stabilization and improved sales activity in several of our markets. These favorable market conditions were driven by improved housing affordability levels resulting from historically low mortgage interest rates and rising costs in the rental market. In addition, some markets were favorably impacted by lower inventory levels. Despite these improvements, the housing market continues to face challenges from a tight mortgage lending environment, consumer confidence issues and uncertainty as to the sustainability of the economic recovery, which to this point has been uneven.

Consolidated revenues for the second quarter of 2012 totaled $769,783, an 11% increase from the second quarter of 2011. Additionally, net income and diluted earnings per share in the current quarter increased approximately 22% and 38%, respectively, compared to the second quarter of 2011. Net income in the current quarter was favorably impacted by a reduction of $6,989 of income tax expense due to an adjustment to our provision for unrecognized tax benefits. The reduction followed settlements with and an audit by certain taxing authorities during 2012 which led us to update our evaluation of administrative practices in other states and whether the positions taken in those states were effectively settled. We expect our full year effective tax rate for 2012 to be consistent with our recent historical range. During the second quarter of 2012, new orders, net of cancellations (“new orders”) and the average selling price of new orders increased 6% and 9%, respectively, compared to the second quarter of 2011. Our cancellation rate in the current quarter increased to 16% from 13% in the second quarter of 2011 and 10% in the first quarter of 2012. Our gross profit margins within our homebuilding business decreased to 17.3% in the second quarter of 2012 compared to 18.2% in the second quarter of 2011 primarily due to pricing pressure experienced in prior quarters.

Although there were signs in the first six months of 2012 that the housing market has begun to recover, we believe that continued growth in sales and prices is reliant on a sustained economic recovery and higher consumer confidence levels. Significant economic uncertainties remain which could result in continued sales, pricing and gross margin pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices which have yet to be implemented. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these uncertainties, we believe that we are well positioned to withstand this market uncertainty and take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$755,290	$682,663	$1,341,485	$1,185,407
Cost of sales	$624,978	$558,601	$1,116,807	$976,521
Gross profit margin percentage	17.3%	18.2%	16.8%	17.6%
Selling, general and administrative expenses	$73,754	$68,045	$145,930	$135,233
Settlements (units)	2,475	2,207	4,399	3,841
Average settlement price	$305.1	$309.2	$304.9	$308.5
New orders (units)	2,614	2,468	5,771	4,871
Average new order price	$330.5	$303.5	$321.1	$299.7
New order cancellation rate	16.3%	12.5%	13.1%	12.4%
Backlog (units)			5,048	3,946
Average backlog price			$331.3	$312.5

Consolidated Homebuilding - Three Months Ended June 30, 2012 and 2011

Homebuilding revenues increased 11% for the second quarter of 2012 from the same period in 2011 primarily as a result of a 12% increase in the number of units settled. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 33% higher entering the second quarter of 2012 as compared to the same period in 2011, offset partially by a lower backlog turnover rate quarter over quarter.

Gross profit margins for the second quarter of 2012 decreased 92 basis points compared to the second quarter of 2011 due primarily to pricing pressures experienced in prior quarters which resulted in lower average settlement prices quarter over quarter. In addition, gross profit margins were negatively impacted by higher construction costs quarter over quarter. We expect to continue to experience gross profit margin pressure over at least the next several quarters.

The number of new orders and the average selling price of new orders for the second quarter of 2012 increased 6% and 9%, respectively, when compared to the second quarter of 2011. New orders were higher quarter over quarter in each of our market segments, except the Mid East segment which experienced a 2% decline quarter over quarter. The increase in new orders was primarily driven by an increase in the number of active communities quarter over quarter and to a lesser extent, slightly improved absorption rates. New orders in the current quarter were unfavorably impacted by an increase in the cancellation rate to 16.3% from 12.5% in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2012 increased approximately $5,700, or 8%, compared to the second quarter of 2011 but remained fairly constant as a percentage of revenue quarter over quarter. The increase in SG&A dollars was attributable primarily to an approximate $2,800 increase in personnel costs due to increased headcount quarter over quarter. In addition, sales and marketing costs were approximately $1,700 higher in the current quarter due in part to the competitive selling environment and the 4% increase in the number of active communities quarter over quarter.

Consolidated Homebuilding - Six Months Ended June 30, 2012 and 2011

Homebuilding revenues increased 13% for the first six months ended June 30, 2012 compared to the same period in 2011 as a result of a 15% increase in the number of units settled. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 26% higher entering 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate year over year.

Gross profit margins in the first six months of 2012 decreased 87 basis points compared to the first six months of 2011. Gross profit margins have been negatively impacted by pricing pressures experienced in prior quarters which resulted in a 4% decrease in the average sales price of homes in backlog entering 2012 compared to the same period in 2011. In addition, gross profit margins were negatively impacted by higher construction costs year over year. We expect to continue to experience gross profit margin pressure over at least the next several quarters.

The number of new orders and the average selling price of new orders for the first six months of 2012 increased 18% and 7%, respectively, when compared to the first six months of 2011. New orders were higher year over year in each of our market segments. The increase in new orders was driven by increased sales absorption in many of our markets. As discussed in the Overview section above, we believe this increase is attributable to lower housing inventory, improved affordability and a stabilization of housing prices in certain of our markets.

Selling, general and administrative (“SG&A”) expenses in the first six months of 2012 increased approximately $10,700, or 8%, compared to the first six months of 2011 but decreased as a percentage of revenue to 10.9% from 11.4% year over year. The increase in SG&A dollars was attributable primarily to an approximate $5,700 increase in personnel costs due to increased headcount year over year and to an increase of approximately $3,900 in management incentive costs in the current year. In addition, sales and marketing costs were approximately $3,000 higher in the current year due in part to the competitive selling environment and the 3% increase in the number of active communities year over year.

Backlog units and dollars were 5,048 and $1,672,622, respectively, as of June 30, 2012 compared to 3,946 and $1,233,269, respectively, as of June 30, 2011. The increase in backlog units was primarily attributable to our beginning backlog units being approximately 26% higher entering 2012 compared to the same period in 2011, coupled with higher sales and a slower backlog turnover rate in 2012. Backlog dollars were favorably impacted by the increase in backlog units and the higher average new order selling price year over year.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.1% and 12.4% in the first six months of 2012 and 2011, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2012 or future years.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2012 and 2011 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $3,700 and $3,100 at June 30, 2012 and 2011, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by segment for the three and six months ended June 30, 2012 and 2011:

Selected Segment Financial Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Mid Atlantic	$454,504	$404,253	$815,315	$717,193
North East	71,201	67,715	123,401	106,908
Mid East	152,021	143,381	258,303	241,533
South East	77,564	67,314	144,466	119,773

Total	$755,290	$682,663	$1,341,485	$1,185,407

Gross profit margin:
Mid Atlantic	$83,246	$78,722	$147,008	$136,357
North East	12,308	12,867	20,859	19,216
Mid East	25,589	23,261	39,987	37,708
South East	13,043	11,990	24,094	20,422

Total	$134,186	$126,840	$231,948	$213,703

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment profit:
Mid Atlantic	$44,579	$45,327	$73,665	$71,203
North East	5,632	6,676	8,093	7,799
Mid East	9,644	8,722	10,604	10,329
South East	4,379	5,251	8,284	7,464

Total	$64,234	$65,976	$100,646	$96,795

Gross profit margin percentage:
Mid Atlantic	18.3%	19.5%	18.0%	19.0%
North East	17.3%	19.0%	16.9%	18.0%
Mid East	16.8%	16.2%	15.5%	15.6%
South East	16.8%	17.8%	16.7%	17.1%

Segment Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,275	1,076	$356.4	$375.7	2,281	1,912	$357.4	$375.1
North East	247	217	$288.3	$312.1	416	345	$296.6	$309.9
Mid East	609	612	$249.6	$234.1	1,057	1,043	$244.3	$231.4
South East	344	302	$225.1	$222.5	645	541	$223.7	$221.0

Total	2,475	2,207	$305.1	$309.2	4,399	3,841	$304.9	$308.5

New orders, net of cancellations:
Mid Atlantic	1,321	1,219	$388.2	$367.8	2,984	2,364	$373.7	$362.6
North East	236	208	$329.6	$308.4	495	460	$327.7	$301.0
Mid East	677	691	$267.0	$236.0	1,475	1,382	$258.6	$233.7
South East	380	350	$243.6	$210.0	817	665	$237.5	$212.3

Total	2,614	2,468	$330.5	$303.5	5,771	4,871	$321.1	$299.7

Backlog:
Mid Atlantic					2,676	2,047	$385.1	$377.2
North East					455	347	$335.7	$302.2
Mid East					1,225	1,069	$262.4	$236.7
South East					692	483	$242.5	$213.9

Total					5,048	3,946	$331.3	$312.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
New order cancellation rate:
Mid Atlantic	15.1%	12.0%	11.5%	12.5%
North East	19.2%	12.6%	16.1%	10.3%
Mid East	16.2%	13.0%	13.4%	12.6%
South East	18.8%	13.4%	16.5%	13.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average active communities:
Mid Atlantic	197	186	193	184
North East	39	31	38	32
Mid East	107	112	104	110
South East	60	57	60	57

Total	403	386	395	383

Segment Homebuilding Inventory:

	As of June 30,
	2012	2011
Sold inventory:
Mid Atlantic	$340,456	$252,457
North East	48,016	32,230
Mid East	89,409	73,107
South East	50,416	28,750

Total (1)	$528,297	$386,544

Unsold lots and housing units inventory:
Mid Atlantic	$58,047	$37,989
North East	4,767	2,957
Mid East	7,596	8,451
South East	14,771	7,068

Total (1)	$85,181	$56,465

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Unsold inventory impairments:
Mid Atlantic	$—	$278	$74	$659
North East	—	159	6	226
Mid East	—	190	72	340
South East	67	—	67	129

Total	$67	$627	$219	$1,354

Segment Lots Controlled and Contract Land Deposits:

	As of June 30,
	2012	2011

Total lots controlled:
Mid Atlantic	30,283	30,725
North East	4,511	4,240
Mid East	13,004	11,690
South East	7,107	7,180

Total	54,905	53,835

Lots included in impairment reserve:
Mid Atlantic	5,221	6,090
North East	975	517
Mid East	2,433	1,640
South East	2,310	1,568

Total	10,939	9,815

Contract land deposits, net:
Mid Atlantic	$112,279	$100,708
North East	13,117	9,663
Mid East	22,983	15,654
South East	11,225	6,231

Total	$159,604	$132,256

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contract land deposit impairment (recoveries):
Mid Atlantic	$(50)	$1,199	$227	$1,426
North East	(17)	—	(72)	7
Mid East	(15)	79	35	62
South East	—	68	—	68

Total	$(82)	$1,346	$190	$1,563

Mid Atlantic

Three Months Ended June 30, 2012 and 2011

The Mid Atlantic segment profit declined approximately $700 from the second quarter of 2011. Segment revenues increased approximately $50,300, or 12%, quarter over quarter due primarily to a 19% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price. The increase in units settled was attributable to a 38% higher backlog unit balance entering the second quarter of 2012 compared to backlog unit balance entering the second quarter of 2011. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.3% in 2012 from 19.5% in 2011. Gross profit margins and segment profit were negatively impacted by higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders and the average selling price increased 8% and 6%, respectively, in the second quarter of 2012 compared to the second quarter of 2011. New orders increased quarter over quarter due to a 6% increase in the number of active communities and higher sales absorption levels. New orders in the current quarter were unfavorably impacted by an increase in the cancellation rate to 15.1% from 12.0% in the prior year quarter. The increase in the average selling price was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets.

Six Months Ended June 30, 2012 and 2011

The Mid Atlantic segment had an approximate $2,500 increase in segment profit in the first six months of 2012 compared to the same period in 2011. The increase in segment profit was driven by the increase of approximately $98,100, or 14%, in revenues year over year due primarily to a 19% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price. The increase in units settled was attributable to the 24% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.0% in 2012 from 19.0% in 2011, primarily due to higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders and the average selling price increased 26% and 3%, respectively, in the first six months of 2012 from the same period in 2011. New orders increased due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section.

North East

Three Months Ended June 30, 2012 and 2011

The North East segment had an approximate $1,000 decrease in segment profit from the second quarter of 2011. Segment revenues increased approximately $3,500, or 5%, quarter over quarter due to a 14% increase in the number of units settled, offset partially by an 8% decrease in the average settlement price. The increase in units settled was attributable to a 31% higher backlog unit balance entering the second quarter of 2012 compared to the backlog unit balance entering the second quarter of 2011, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price quarter over quarter was lower due to the community mix. The North East segment’s gross profit margin percentage decreased to 17.3% in the 2012 quarter from 19.0% for the prior year quarter. Segment profit and gross profit margins were negatively impacted by higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders and the average selling price increased approximately 14% and 7%, respectively, during the second quarter of 2012 from the same period in 2011. New orders were favorably impacted by a 25% increase in the number of active communities quarter over quarter. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 19.2% from 12.6% in the prior year quarter. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Six Months Ended June 30, 2012 and 2011

The North East segment had an approximate $300 increase in segment profit in the first six months of 2012 compared to the same period of 2011. The increase in segment profit was primarily driven by an increase of approximately $16,500, or 15%, in revenues year over year due to a 21% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price. The increase in units settled was attributable to the 62% higher backlog unit balance entering 2012 as compared to the backlog unit balance entering 2011, offset partially by a lower backlog turnover rate quarter over quarter. The North East segment’s gross profit margin percentage decreased to 16.9% from 18.0% year over year. Segment profit and gross profit margins were negatively impacted by higher construction costs and pricing pressures experienced in prior quarters.

Segment new orders and the average selling price increased approximately 8% and 9%, respectively, during the first six months of 2012 from the same period in 2011. New orders were favorably impacted by an 18% increase in the number of active communities year over year. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 16.1% from 10.3% in the prior year. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Mid East

Three Months Ended June 30, 2012 and 2011

The Mid East segment had an approximate $900 increase in segment profit from the second quarter of 2011. The increase in segment profit was primarily driven by higher revenues of approximately $8,600, or 6%, quarter over quarter. Revenues increased primarily due to a 7% increase in the average price of settlements in the second quarter of 2012 compared to the same period in 2011. Average settlement prices were favorably impacted by a 7% higher average selling price in beginning backlog entering the second quarter of 2012 compared to the same period in 2011. This increase is attributable to a shift in mix to higher priced communities in certain markets. Gross profit margins increased to 16.8% in the second quarter of 2012 from 16.2% in the same period of 2011. Gross profit margins and segment profit were favorably impacted by the increase in the average settlement price in the current quarter.

Segment new orders in the current quarter decreased 2% compared to the second quarter of 2011, while the average selling price for new orders increased 13% quarter over quarter. New orders were negatively impacted by a 4% decrease in the number of active communities quarter over quarter. In addition, new orders in the current quarter were negatively impacted by an increase in the cancellation rate to 16.2% from 13.0%, quarter over quarter. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets.

Six Months Ended June 30, 2012 and 2011

The Mid East segment had an approximate $300 increase in segment profit for the first six months of 2012 compared to the prior year period due primarily to an increase in revenues of approximately $16,800, or 7%, year over year. Revenues increased primarily due to a 6% increase in the average price of settlements in the current year compared to the same period in 2011. Average settlement prices were favorably impacted by higher average selling prices in the prior quarters attributable to a shift in mix to higher priced communities in certain markets. Gross profit margins remained flat year over year as higher settlement prices were offset by higher construction costs.

Segment new orders and the average selling price for new orders increased 7% and 11%, respectively, during the first six months of 2012 compared to the same period in 2011. New orders were higher year over year due to higher sales absorption levels. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets.

South East

Three Months Ended June 30, 2012 and 2011

The South East segment had an approximate $900 decrease in segment profit from the second quarter of 2011. Segment revenues in the current year quarter increased approximately $10,300, or 15%, compared to the prior year quarter, primarily due to a 14% increase in the number of homes settled. The increase in settlements was attributable to a 51% higher beginning backlog unit balance entering the second quarter of 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate quarter over quarter. The South East segment’s gross profit margins decreased to 16.8% in the second quarter of 2012 compared to 17.8% in the second quarter of 2011. Gross profit margins were unfavorably impacted by higher construction costs in the current year quarter.

Segment new orders and the average selling price for new orders increased approximately 9% and 16%, respectively, during the second quarter of 2012 from the same period in 2011. New orders increased quarter over quarter due to a 5% increase in the number of active communities and higher sales absorption levels. New orders were negatively impacted by an increase in the cancellation rate in the current year quarter to 18.8% from 13.4% in the prior year quarter. The increase in the average selling price for new orders was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets.

Six Months Ended June 30, 2012 and 2011

The South East segment had an approximate $800 increase in segment profit for the first six months of 2012 compared to the same period in 2011, primarily due to an increase in revenues of approximately $24,700, or 21%, year over year. Segment revenues were higher primarily due to a 19% increase in the number of homes settled. The increase in settlements was attributable to a 45% higher beginning backlog unit balance entering 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate period over period. The South East segment’s gross profit margins decreased to 16.7% in 2012 from 17.1% in 2011. Gross profit margins were unfavorably impacted by higher construction costs.

Segment new orders and the average selling price for new orders increased approximately 23% and 12%, respectively, in the first six months of 2012 from the same period in 2011. New orders increased quarter over quarter due to a 5% increase in the number of active communities and higher sales absorption levels. The increase in the average selling price for new orders was attributable to a shift in mix to higher priced markets and higher priced communities in certain markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$83,246	$78,722	$147,008	$136,357
Homebuilding North East	12,308	12,867	20,859	19,216
Homebuilding Mid East	25,589	23,261	39,987	37,708
Homebuilding South East	13,043	11,990	24,094	20,422
Consolidation adjustments and other	(3,874)	(2,778)	(7,270)	(4,817)

Consolidated Homebuilding gross profit	$130,312	$124,062	$224,678	$208,886

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$44,579	$45,327	$73,665	$71,203
Homebuilding North East	5,632	6,676	8,093	7,799
Homebuilding Mid East	9,644	8,722	10,604	10,329
Homebuilding South East	4,379	5,251	8,284	7,464
Reconciling items:
Contract land deposit reserve adjustment (1)	41	(1,375)	1,350	(2,505)
Equity-based compensation expense	(15,825)	(15,346)	(31,499)	(30,148)
Corporate capital allocation (2)	22,555	17,897	41,527	33,320
Unallocated corporate overhead (3)	(15,209)	(14,401)	(34,012)	(30,861)
Consolidation adjustments and other (4)	1,249	4,448	2,076	9,573
Corporate interest expense	(61)	(107)	(122)	(210)

Reconciling items sub-total	(7,250)	(8,884)	(20,680)	(20,831)

Homebuilding consolidated profit before taxes	$56,984	$57,092	$79,966	$75,964

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homebuilding Mid Atlantic	$14,837	$12,105	$27,517	$22,936
Homebuilding North East	1,999	1,566	3,821	2,729
Homebuilding Mid East	3,506	2,840	6,248	5,044
Homebuilding South East	2,213	1,386	3,941	2,611

Total	$22,555	$17,897	$41,527	$33,320

(3)	The increase in unallocated corporate overhead in the three and six month periods of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2012 and 2011

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loan closing volume:
Total principal	$548,871	$504,116	$969,055	$857,687

Loan volume mix:
Adjustable rate mortgages	5%	10%	6%	10%

Fixed rate mortgages	95%	90%	94%	90%

Operating profit:
Segment profit	$7,879	$7,041	$16,621	$13,782
Stock option expense	(908)	(779)	(1,674)	(1,557)

Mortgage banking income before tax	$6,971	$6,262	$14,947	$12,225

Capture rate:	88%	90%	88%	89%

Mortgage Banking fees:
Net gain on sale of loans	$10,453	$9,735	$21,569	$18,865
Title services	3,960	3,378	7,022	5,836
Servicing fees	80	105	199	277

	$14,493	$13,218	$28,790	$24,978

Loan closing volume for the three months ended June 30, 2012, increased 9% over the same period for 2011. Loan closing volume for the six months ended June 30, 2012, increased 13% from the same period in 2011. The 2012 increases were primarily attributable to the aforementioned increase in the number of builder settlements compared to the same periods in 2011. Segment profit for the three and six month periods ended June 30, 2012, increased by approximately $800 and $2,800, respectively, from the same periods in 2011. For each the three and six month periods, the increase in segment profits was driven primarily by increased mortgage banking fees of approximately $1,300 and $3,800, respectively. Mortgage banking fees were higher for both periods primarily due to the aforementioned increases in loan closing volume and an increase in secondary marketing fees. The increase in mortgage banking fees was partially offset by an increase in general and administrative expenses, which increased by approximately $300 and $1,500, respectively, for the three month and six month periods ended June 30, 2012 from the same period in 2011. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of an increase in headcount.

Mortgage Banking - Other

We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. For the period January 1, 2005 to June 30, 2012, we have originated approximately $20,000,000 of mortgage loans and have cumulative actual charges incurred related to mortgage indemnifications and repurchases of approximately $6,000 during that period. Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the servicer requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. At June 30, 2012 we had an allowance for loan losses of approximately $13,850. Although we consider the allowance for loan losses reflected on the June 30, 2012 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

In October 2011, Bank of America discontinued their correspondent lending program. As a result, this decreased the number of investors available in the loan sale distribution channels. The remaining investors are dealing with a larger volume of loans and are performing a more comprehensive review of loan files prior to purchase. This resulted in loans remaining in inventory for a longer period of time before being sold than our historical averages. Prior to Bank of America discontinuing its correspondent lending program, loans were typically sold within 30 days. During the fourth quarter of 2011 and into the first quarter of 2012, this period had increased to 30 to 60 days. During the first six months of 2012, we’ve experienced improvement in investor funding times. As a result, our average days in inventory for loan sales during the three month period ended June 30, 2012 was less than 30 days. The improved loan funding timeframes have resulted in our mortgages held for sale balance included in the condensed consolidated balance sheets decreasing by approximately $102,000 from December 31, 2011. We can make no assurances that our average days in inventory will remain below 30 days in future periods.

NVRM is dependent on our homebuilding segment’s customers for business. If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods as a result of continued tightening and volatility of the credit markets, changes in investor funding times as well as increased regulation of mortgage lending practices.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities. Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”). The Repurchase Agreement is available to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $25,000, subject to certain sub-limits. The Repurchase Agreement has been renewed with materially consistent terms and conditions and expires on July 31, 2013.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at June 30, 2012. At June 30, 2012, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

Cash provided by our operating activities was $72,391 for the six month period ended June 30, 2012. Cash was provided primarily by homebuilding operations and by an approximate $102,000 decrease in mortgage loans held for sale. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $164,327, as a result of an increase in units under construction at June 30, 2012 compared to December 31, 2011.

Net cash used by investing activities was $2,315 for the six month period ended June 30, 2012, which primarily resulted from the purchases of property, plant and equipment of $5,999, offset partially by $4,421 in distributions of capital from our unconsolidated JVs.

Net cash provided by financing activities was $42,393 for the six month period ended June 30, 2012. Stock option exercise activity provided $42,182 in exercise proceeds, and we realized $4,709 in excess income tax benefits from equity benefit plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program is intended to assist us in accomplishing our primary objective, creating increases in shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 of this form 10-Q for further discussion of repurchase activity during the second quarter of 2012.

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

Land under development, including the land under development held by our unconsolidated JVs and the related JV investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if they are, impairment charges are required to be recorded in an amount by which the carrying amount of the asset exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams.

At June 30, 2012, we had approximately $71,000 in land under development in four separate communities. In addition, at June 30, 2012, we had an aggregate investment totaling approximately $87,800 in four separate JVs that controlled land under development. None of the four communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at June 30, 2012. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2012 condensed consolidated balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2012 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 to 60 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and anticipated losses on mortgages held for investment, real estate owned, and specific expected loan repurchases or indemnifications. Although we consider the allowance for loan losses reflected on the June 30, 2012 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2012. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, the Wage and Hour Division of the DOL notified us that it was initiating an investigation to determine our compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to our homebuilding operations. We have cooperated with this information request, have either provided or made available the information that the DOL has requested and expect to continue to cooperate with the DOL’s investigation. We believe that our payroll practices are in compliance with the FSLA. The DOL has investigated our headquarters, two manufacturing facilities and certain of our operating divisions. At this time, we cannot predict the outcome of this investigation, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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
(Dollars in thousands)

We had two repurchase authorizations outstanding during the quarter ended June 30, 2012. On July 28, 2011 (“July Authorization”) and December 14, 2011 (“December Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We had no common stock repurchases during the quarter ended June 30, 2012. We currently have $319,897 available for share purchases under the outstanding repurchase authorizations.

Item 6.	Exhibits

(a) Exhibits:

10.1	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated January 2, 2011. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.2	Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2012	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated January 2, 2011. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.2	Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document