Form 10-Q
period 2012-09-30
NVR INC
filed 2012-11-01
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012 there were 4,889,104 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,071,999	$475,566
Receivables	9,973	6,789
Inventory:
Lots and housing units, covered under sales agreements with customers	551,059	363,833
Unsold lots and housing units	69,452	82,578
Land under development	71,102	78,045
Manufacturing materials and other	8,563	8,694

	700,176	533,150
Assets related to consolidated variable interest entity	16,210	20,182
Contract land deposits, net	173,404	131,930
Property, plant and equipment, net	27,140	23,243
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets, net	285,417	268,878

	2,325,899	1,501,318

Mortgage Banking:
Cash and cash equivalents	5,544	4,766
Mortgage loans held for sale, net	128,452	252,352
Property and equipment, net	2,173	1,694
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	11,311	12,008

	154,827	278,167

Total assets	$2,480,726	$1,779,485

See notes to condensed consolidated financial statements.	(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$156,614	$125,649
Accrued expenses and other liabilities	226,750	185,423
Liabilities related to consolidated variable interest entity	1,356	1,013
Non-recourse debt related to consolidated variable interest entity	865	4,983
Customer deposits	94,940	61,223
Senior notes	598,967	—

	1,079,492	378,291

Mortgage Banking:
Accounts payable and other liabilities	21,926	26,395

	21,926	26,395

Total liabilities	1,101,418	404,686

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 shares issued as of both September 30, 2012 and December 31, 2011	206	206
Additional paid-in-capital	1,134,306	1,072,779
Deferred compensation trust – 152,223 and 152,964 shares of NVR, Inc. common stock as of September 30, 2012 and December 31, 2011, respectively	(25,331)	(25,581)
Deferred compensation liability	25,331	25,581
Retained earnings	4,278,453	4,158,492
Less treasury stock at cost – 15,681,381 and 15,578,565 shares at September 30, 2012 and December 31, 2011, respectively	(4,033,657)	(3,856,678)

Total shareholders’ equity	1,379,308	1,374,799

Total liabilities and shareholders’ equity	$2,480,726	$1,779,485

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Homebuilding:
Revenues	$854,396	$696,980	$2,195,881	$1,882,387
Other income	599	842	2,045	3,662
Cost of sales	(702,436)	(572,382)	(1,819,243)	(1,548,903)
Selling, general and administrative	(76,553)	(60,462)	(222,483)	(195,695)

Operating income	76,006	64,978	156,200	141,451
Interest expense	(1,351)	(293)	(1,579)	(802)

Homebuilding income	74,655	64,685	154,621	140,649

Mortgage Banking:
Mortgage banking fees	16,241	10,496	45,031	35,474
Interest income	1,025	1,589	3,505	3,789
Other income	161	151	373	311
General and administrative	(7,789)	(7,796)	(24,029)	(22,371)
Interest expense	(160)	(183)	(455)	(721)

Mortgage banking income	9,478	4,257	24,425	16,482

Income before taxes	84,133	68,942	179,046	157,131
Income tax expense	(31,133)	(25,533)	(59,085)	(60,103)

Net income	$53,000	$43,409	$119,961	$97,028

Basic earnings per share	$10.60	$8.19	$23.76	$17.22

Diluted earnings per share	$10.33	$7.98	$23.22	$16.75

Basic weighted average shares outstanding	4,999	5,301	5,049	5,634

Diluted weighted average shares outstanding	5,132	5,437	5,167	5,792

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$119,961	$97,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,822	4,948
Excess income tax benefit from equity-based compensation	(5,687)	(21,272)
Equity-based compensation expense	50,136	47,966
Contract land deposit (recoveries) impairments	(243)	6,796
Gain on sale of loans	(33,351)	(25,887)
Mortgage loans closed	(1,423,299)	(1,273,909)
Proceeds from sales of mortgage loans	1,579,863	1,290,126
Principal payments on mortgage loans held for sale	1,894	3,327
Distribution of earnings from unconsolidated joint ventures	3,080	1,995
Net change in assets and liabilities:
Increase in inventory	(162,507)	(148,415)
Increase in contract land deposits	(41,231)	(33,580)
(Increase) decrease in receivables	(3,265)	91
Increase in accounts payable, accrued expenses and customer deposits	98,598	40,998
Other, net	(11,321)	5,207

Net cash provided by (used in) operating activities	178,450	(4,581)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,000)	(61,600)
Distribution of capital from unconsolidated joint ventures	5,746	9,505
Purchase of property, plant and equipment	(10,367)	(8,674)
Proceeds from the sale of property, plant and equipment	353	401

Net cash used in investing activities	(5,268)	(60,368)

Cash flows from financing activities:
Purchase of treasury stock	(220,128)	(666,628)
Net repayments under note payable and credit lines	(660)	(90,423)
Repayments under non-recourse debt related to consolidated variable interest entity	(5,646)	(6,145)
Borrowings under non-recourse debt related to consolidated variable interest entity	1,528	4,238
Excess income tax benefit from equity-based compensation	5,687	21,272
Proceeds from issuance of 3.95% senior notes due 2022	598,962	—
Debt issuance costs for 3.95% senior notes due 2022	(4,024)	—
Proceeds from the exercise of stock options	48,853	106,007

Net cash provided by (used in) financing activities	424,572	(631,679)

Net increase (decrease) in cash and cash equivalents	597,754	(696,628)
Cash and cash equivalents, beginning of the period	480,794	1,193,750

Cash and cash equivalents, end of the period	$1,078,548	$497,122

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$705	$1,579

Income taxes paid during the period, net of refunds	$36,054	$22,733

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to 2012 presentation.

For the three and nine month periods ended September 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

As of September 30, 2012, NVR controlled approximately 50,000 lots with deposits in cash and letters of credit totaling approximately $243,200 and $2,800, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of September 30, 2012 and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
Contract land deposits	$243,189	$202,263
Loss reserve on contract land deposits	(69,785)	(70,333)

Contract land deposits, net	173,404	131,930

Contingent obligations in the form of letters of credit	2,815	3,228
Contingent specific performance obligations (1)	7,199	8,526

Total risk of loss	$183,418	$143,684

(1)	At September 30, 2012 and December 31, 2011, the Company was committed to purchase 74 and 92 finished lots under specific performance obligations, respectively.

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

At September 30, 2012, the Company had an aggregate investment totaling approximately $86,700 in four JVs that are expected to produce approximately 7,500 finished lots, of which approximately 2,800 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $72,700 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at September 30, 2012 and December 31, 2011, of the consolidated JV are as follows:

	September 30, 2012	December 31, 2011
Cash	$1,005	$462
Restricted cash	504	503
Other assets	128	125
Land under development	14,573	19,092

Total assets	$16,210	$20,182

Debt	$865	$4,983
Accrued expenses	149	108
Equity	15,196	15,091

Total liabilities and equity	$16,210	$20,182

3.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of September 30, 2012, NVR directly owned three separate raw parcels of land with a carrying value of $71,102 that it intends to develop into approximately 770 finished lots for use in its homebuilding operations. The Company capitalizes interest costs to land under development during the active development of finished lots. Capitalized interest is charged to cost of sales as finished lots are sold. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. Interest cost incurred for the three months ended September 30, 2012 was approximately $1,500, of which approximately $170 was capitalized. None of the raw parcels had any indicators of impairment as of September 30, 2012. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4.	Contract Land Deposits

As of September 30, 2012, NVR controlled approximately 50,000 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $243,200 and $2,800, respectively. At December 31, 2011, NVR controlled approximately 48,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $202,300 and $3,200, respectively. During the three and nine month periods ended September 30, 2012, the Company recognized a net pre-tax charge of approximately $900 related to the impairment of contract land deposits and a net pre-tax recovery of approximately $200 of contract land deposits previously determined to be uncollectible, respectively. During the three and nine month periods ended September 30, 2011, the Company recognized a net pre-tax charge of approximately $2,700 and $6,800, respectively, related to the impairment of contract land deposits. The contract land deposit asset is shown net of an approximate $69,800 and $70,300 impairment valuation allowance at September 30, 2012 and December 31, 2011, respectively.

5.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding used to calculate basic EPS	4,999,000	5,301,000	5,049,000	5,634,000

Dilutive Securities:
Stock options and restricted share units	133,000	136,000	118,000	158,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	5,132,000	5,437,000	5,167,000	5,792,000

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

Stock options and restricted share units issued under equity benefit plans to purchase 153,306 and 171,508 shares of common stock were outstanding during the three and nine month periods ended September 30, 2012, and stock options and restricted share units issued under equity benefit plans to purchase 450,934 and 450,075 shares of common stock were outstanding during the three and nine month periods ended September 30, 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

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

During the three and nine month periods ended September 30, 2012, the Company reduced its provision for unrecognized tax benefits by $106 and $7,095, respectively. The reduction followed settlements with and an audit by certain taxing authorities during 2012 which led the Company to update its evaluation of the administrative practices in other states and whether the positions taken in those states were effectively settled.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Treasury Stock	Deferred Comp. Trust	Deferred Comp. Liability	Total
Balance, December 31, 2011	$206	$1,072,779	$4,158,492	$(3,856,678)	$(25,581)	$25,581	$1,374,799

Net income	—	—	119,961	—	—	—	119,961
Deferred compensation activity	—	—	—	—	250	(250)	—
Purchase of common stock for treasury	—	—	—	(220,128)	—	—	(220,128)
Equity-based compensation	—	50,136	—	—	—	—	50,136
Tax benefit from equity benefit plan activity	—	5,687	—	—	—	—	5,687
Proceeds from stock options exercised	—	48,853	—	—	—	—	48,853
Treasury stock issued upon option exercise and restricted share vesting	—	(43,149)	—	43,149	—	—	—

Balance, September 30, 2012	$206	$1,134,306	$4,278,453	$(4,033,657)	$(25,331)	$25,331	$1,379,308

The Company repurchased 276,995 shares of its common stock during the nine months ended September 30, 2012 at an aggregate purchase price of $220,128. The Company settles share issuances under equity benefit plans by issuing shares of treasury stock. Approximately 174,000 shares were issued from the treasury account during the nine months ended September 30, 2012 for option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s General Counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Warranty reserve, beginning of period	$58,790	$62,804	$64,008	$69,787
Provision	11,870	11,474	27,587	23,247
Payments	(9,559)	(11,110)	(30,494)	(29,866)

Warranty reserve, end of period	$61,101	$63,168	$61,101	$63,168

10.	Segment Disclosures

The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

Homebuilding Mid Atlantic – Virginia, West Virginia, Maryland, Delaware and Washington, D.C.

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

Following are tables presenting segment revenues, segment profit and segment assets for each reportable segment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Homebuilding Mid Atlantic	$509,487	$417,742	$1,324,802	$1,134,935
Homebuilding North East	80,525	55,214	203,926	162,122
Homebuilding Mid East	174,645	160,585	432,948	402,118
Homebuilding South East	89,739	63,439	234,205	183,212
Mortgage Banking	16,241	10,496	45,031	35,474

Total consolidated revenues	$870,637	$707,476	$2,240,912	$1,917,861

Profit:
Homebuilding Mid Atlantic	$56,763	$42,389	$130,428	$113,592
Homebuilding North East	8,383	3,981	16,476	11,780
Homebuilding Mid East	13,652	9,716	24,256	20,045
Homebuilding South East	5,555	2,851	13,839	10,315
Mortgage Banking	10,646	5,036	27,267	18,818

Total segment profit	94,999	63,973	212,266	174,550

Contract land deposit reserve adjustment (1)	(764)	133	586	(2,372)
Equity-based compensation expense	(16,963)	(16,261)	(50,136)	(47,966)
Corporate capital allocation (2)	24,712	19,182	66,239	52,502
Unallocated corporate overhead (3)	(19,027)	(4,355)	(53,039)	(35,216)
Consolidation adjustments and other (4)	2,486	6,365	4,562	15,938
Corporate interest expense	(1,310)	(95)	(1,432)	(305)

Reconciling items sub-total	(10,866)	4,969	(33,220)	(17,419)

Consolidated income before taxes	$84,133	$68,942	$179,046	$157,131

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	September 30, 2012	December 31, 2011
Assets:
Homebuilding Mid Atlantic	$749,379	$626,157
Homebuilding North East	67,242	55,948
Homebuilding Mid East	147,367	94,593
Homebuilding South East	89,217	63,263
Mortgage Banking	147,480	270,820

Total segment assets	1,200,685	1,110,781

Consolidated variable interest entity	16,210	20,182
Cash and cash equivalents	1,071,999	475,566
Deferred taxes	163,815	155,881
Intangible assets	48,927	48,927
Contract land deposit reserve	(69,785)	(70,333)
Consolidation adjustments and other	48,875	38,481

Reconciling items sub-total	1,280,041	668,704

Consolidated assets	$2,480,726	$1,779,485

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Homebuilding Mid Atlantic	$15,592	$13,117	$43,109	$36,053
Homebuilding North East	2,203	1,423	6,024	4,152
Homebuilding Mid East	4,371	3,149	10,619	8,193
Homebuilding South East	2,546	1,493	6,487	4,104

Total	$24,712	$19,182	$66,239	$52,502

(3)	The increase in unallocated corporate overhead in the three and nine month periods of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

11.	Fair Value

Financial Instruments

The estimated fair value of NVR’s 3.95% Senior Notes due 2022 as of September 30, 2012 was $608,040. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $598,967 at September 30, 2012. Except as noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its other financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2012, there were contractual commitments to extend credit to borrowers aggregating $218,933 and open forward delivery contracts aggregating $306,062.

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

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 19 basis points of the loan amount as of September 30, 2012, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $128,452 included in the accompanying condensed consolidated balance sheet has been increased by $1,276 from the aggregate principal balance of $127,176.

The undesignated derivative instruments are included in the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value September 30, 2012
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$1,928

Derivative Liabilities:
Forward sales contracts	NVRM - Accounts payable and other liabilities	$4,731

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The fair value measurement as of September 30, 2012 was as follows:

	Notional or Principal Amount	Assumed Gain (Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$218,933	$(1,353)	$2,883	$398	$—	$1,928
Forward sales contracts	$306,062	—	—	—	(4,731)	(4,731)
Mortgages held for sale	$127,176	(823)	1,871	228	—	1,276

Total Fair Value Measurement, September 30, 2012		$(2,176)	$4,754	$626	$(4,731)	$(1,527)

For the nine month period ended September 30, 2012, NVR Mortgage Finance, Inc. (“NVRM”) recorded a fair value adjustment expense of $1,456. The unrealized loss from the change in the fair value measurement is included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

12.	Mortgage Loan Loss Allowance

During the three months ended September 30, 2012, the Company entered into a settlement agreement with one of our correspondent lenders to pay $7,250 to settle all pending and future repayment and settlement requests for all loans sold to that correspondent lender. The settlement payment reduced the mortgage loan loss allowance. During the three month period ended September 30, 2012, the Company recognized a $440 pre-tax reversal of the mortgage loan loss allowance. During the three month period ended September 30, 2011, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $1,700. For the nine month periods ended September 30, 2012 and 2011, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $800 and $3,700 respectively. The Mortgage Banking Segment’s “Accounts payable and other liabilities” line item on the accompanying condensed consolidated balance sheets includes a mortgage loan loss allowance of approximately $6,100 and $12,850 as of September 30, 2012 and December 31, 2011, respectively.

13.	Debt

On September 10, 2012, the Company issued $600,000 of 3.95% Senior Notes due 2022 (the “Notes”). The Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The offering of the Notes resulted in aggregate net proceeds of approximately $593,800, after deducting underwriting discounts and other offering expenses. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. The Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

NVR’s mortgage banking operations, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

September 30, 2012, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of September 30, 2012, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

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

The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. Courts that have considered similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. Because the Company is unable to determine the likelihood of an unfavorable outcome of this case, or the amount of damages, if any, the Company has not recorded any associated liabilities on the accompanying consolidated balance sheets.

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company has since been informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. The Company intends to continue cooperating with any future EPA and/or DOJ inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

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

As of September 30, 2012, we controlled approximately 50,000 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $243,200 and $2,800, respectively. Included in the number of controlled lots are approximately 11,500 lots for which we have recorded a contract land deposit impairment reserve of approximately $69,800 as of September 30, 2012. In addition, we had an aggregate investment of approximately $86,700 in four joint venture limited liability corporations (“JVs”), expected to produce approximately 7,500 lots. Of the lots controlled by the JVs, approximately 2,800 were not under contract with us at September 30, 2012. Further, as of September 30, 2012, we directly owned three separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $71,100 that we intend to develop into approximately 770 finished lots for use in our homebuilding operations. See Note 2 and Note 3 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

During the third quarter of 2012, the homebuilding market continued to experience the stabilization and improving sales trends observed in the first half of 2012. These favorable market conditions are driven by improved housing affordability levels resulting from historically low mortgage interest rates and rising costs in the rental market. In addition, some markets were favorably impacted by lower inventory levels. Despite these improvements, the housing market continues to face challenges from a tight mortgage lending environment, consumer confidence issues and uncertainty as to the long-term sustainability of the economic recovery, which to this point has been uneven.

Our consolidated revenues for the third quarter of 2012 totaled $870,637, a 23% increase from the third quarter of 2011. Additionally, net income and diluted earnings per share in the current quarter increased approximately 22% and 29%, respectively, compared to the third quarter of 2011. During the third quarter of 2012, new orders, net of cancellations (“new orders”) and the average selling price of new orders increased 15% and 9%, respectively, compared to the third quarter of 2011. Our cancellation rate in the current quarter increased to 16.6% from 15.0% in the third quarter of 2011 and 16.3% in the second quarter of 2012. Our gross profit margins within our homebuilding business were relatively flat at 17.8% in the third quarter of 2012 compared to 17.9% in the third quarter of 2011. During the current quarter, we issued $600,000 of 3.95% senior notes due 2022. The proceeds from the issuance of the senior notes are intended to be used for general corporate purposes, which may include repurchases of our common shares.

Although there were signs in the first nine months of 2012 that the housing market has begun to recover, we believe that continued growth in sales and prices is reliant on a sustained overall economic recovery and higher consumer confidence levels. Significant economic uncertainties remain which could result in sales, pricing and gross margin pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices which have yet to be implemented. Because these provisions are to be implemented through future rulemaking, the ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on how the implementing rules are written. Despite these uncertainties, we believe that we are well positioned to withstand this market uncertainty and take advantage of opportunities that may arise due to the strength of our balance sheet and liquidity.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$854,396	$696,980	$2,195,881	$1,882,387
Cost of sales	$702,436	$572,382	$1,819,243	$1,548,903
Gross profit margin percentage	17.8%	17.9%	17.2%	17.7%
Selling, general and administrative expenses	$76,553	$60,462	$222,483	$195,695
Settlements (units)	2,656	2,255	7,055	6,096
Average settlement price	$321.7	$308.9	$311.2	$308.6
New orders (units)	2,558	2,218	8,329	7,089
Average new order price	$334.7	$306.5	$325.2	$301.8
New order cancellation rate	16.6%	15.0%	14.2%	13.2%
Backlog (units)			4,950	3,909
Average backlog price			$338.3	$311.2

Consolidated Homebuilding - Three Months Ended September 30, 2012 and 2011

Homebuilding revenues increased 23% for the third quarter of 2012 from the same period in 2011 primarily as a result of an 18% increase in the number of units settled and a 4% increase in the average settlement price. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 28% higher entering the third quarter of 2012 as compared to the same period in 2011, offset partially by a lower backlog turnover rate quarter over quarter. Average settlement prices were favorably impacted by a 6% higher average price of homes in beginning backlog period over period.

Gross profit margins for the third quarter of 2012 were relatively flat as compared to the third quarter of 2011, as higher average settlement prices were negatively impacted by higher construction, lumber and certain other commodity costs quarter over quarter.

The number of new orders and the average selling price of new orders for the third quarter of 2012 increased 15% and 9%, respectively, when compared to the third quarter of 2011. New orders and average selling prices were higher quarter over quarter in each of our market segments. The increase in new orders was driven by the favorable market conditions quarter over quarter as discussed in the Overview section above, which contributed to improved sales absorption levels. In addition, new orders were favorably impacted by a 6% increase in the number of active communities quarter over quarter. New orders in the current quarter were negatively impacted by an increase in the cancellation rate to 16.6% from 15.0% in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2012 increased approximately $16,100 compared to the third quarter of 2011. SG&A dollars increased primarily due to an increase of approximately $11,200 in management incentive costs, resulting from improved financial results, and to a lesser extent to the increase in the number of active communities quarter over quarter.

Consolidated Homebuilding - Nine Months Ended September 30, 2012 and 2011

Homebuilding revenues increased 17% for the first nine months ended September 30, 2012 compared to the same period in 2011 as a result of a 16% increase in the number of units settled. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 26% higher entering 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate year over year.

Gross profit margins in the first nine months of 2012 decreased 57 basis points compared to the first nine months of 2011. Gross profit margins were negatively impacted by higher construction costs year over year, while the average settlement price of homes remained relatively flat period over period. We expect to continue to experience gross profit margin pressure over at least the next several quarters, due to these cost pressures.

The number of new orders and the average selling price of new orders for the first nine months of 2012 increased 17% and 8%, respectively, when compared to the first nine months of 2011. New orders and average new order selling prices were higher year over year in each of our market segments. The increase in new orders was driven by a 4% increase in the number of active communities year over year and by improved sales absorption in many of our markets. As discussed in the Overview section above, we believe this increase as well as the increase in the average new order selling prices is attributable to lower housing inventory, improved affordability and a stabilization of housing prices in certain of our markets.

Selling, general and administrative (“SG&A”) expenses in the first nine months of 2012 increased approximately $26,800 compared to the first nine months of 2011 but decreased by 27 basis points as a percentage of revenue year over year. The increase in SG&A dollars was attributable to an increase of approximately $15,000 in management incentive costs driven by improved financial results. In addition, personnel costs and sales and marketing costs, which were approximately $4,200 higher in the current year, increased primarily as a result of the 4% increase in the number of active communities year over year.

Backlog units and dollars were 4,950 and $1,674,502, respectively, as of September 30, 2012 compared to 3,909 and $1,216,642, respectively, as of September 30, 2011. The increase in backlog units was primarily attributable to higher new orders and a slower backlog turnover rate in 2012, coupled with our beginning backlog units being approximately 26% higher entering 2012 compared to the same period in 2011. Backlog dollars were favorably impacted by the increase in backlog units and the higher average new order selling price year over year.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14.2% and 13.2% in the first nine months of 2012 and 2011, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2012 or future years.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2012 and 2011 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $2,800 and $3,500 at September 30, 2012 and 2011, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by segment for the three and nine months ended September 30, 2012 and 2011:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Mid Atlantic	$509,487	$417,742	$1,324,802	$1,134,935
North East	80,525	55,214	203,926	162,122
Mid East	174,645	160,585	432,948	402,118
South East	89,739	63,439	234,205	183,212

Total	$854,396	$696,980	$2,195,881	$1,882,387

Gross profit margin:
Mid Atlantic	$95,774	$77,643	$242,782	$214,000
North East	15,211	10,015	36,070	29,231
Mid East	30,172	25,328	70,159	63,036
South East	14,814	10,226	38,908	30,648

Total	$155,971	$123,212	$387,919	$336,915

Segment profit:
Mid Atlantic	$56,763	$42,389	$130,428	$113,592
North East	8,383	3,981	16,476	11,780
Mid East	13,652	9,716	24,256	20,045
South East	5,555	2,851	13,839	10,315

Total	$84,353	$58,937	$184,999	$155,732

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit margin percentage:
Mid Atlantic	18.8%	18.6%	18.3%	18.9%
North East	18.9%	18.1%	17.7%	18.0%
Mid East	17.3%	15.8%	16.2%	15.7%
South East	16.5%	16.1%	16.6%	16.7%

Segment Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,339	1,090	$380.5	$383.2	3,620	3,002	$365.9	$378.0
North East	249	191	$323.4	$288.8	665	536	$306.7	$302.3
Mid East	682	676	$256.0	$237.2	1,739	1,719	$248.9	$233.7
South East	386	298	$232.5	$212.4	1,031	839	$227.0	$218.0

Total	2,656	2,255	$321.7	$308.9	7,055	6,096	$311.2	$308.6

New orders, net of cancellations:
Mid Atlantic	1,355	1,139	$391.5	$363.7	4,339	3,503	$379.3	$363.0
North East	217	179	$326.2	$303.3	712	639	$327.2	$301.7
Mid East	576	544	$267.3	$243.8	2,051	1,926	$261.0	$236.6
South East	410	356	$246.2	$220.9	1,227	1,021	$240.4	$215.3

Total	2,558	2,218	$334.7	$306.5	8,329	7,089	$325.2	$301.8

Backlog:
Mid Atlantic					2,692	2,096	$390.7	$366.8
North East					423	335	$338.1	$310.5
Mid East					1,119	937	$268.8	$240.4
South East					716	541	$250.0	$219.3

Total					4,950	3,909	$338.3	$311.2

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
New order cancellation rate:
Mid Atlantic	16.5%	13.1%	13.1%	12.7%
North East	19.9%	20.4%	17.3%	13.4%
Mid East	17.0%	17.8%	14.4%	14.2%
South East	14.2%	13.2%	15.7%	13.0%

Average active communities:
Mid Atlantic	204	190	196	186
North East	40	37	39	34
Mid East	103	106	104	109
South East	65	56	62	56

Total	412	389	401	385

Segment Homebuilding Inventory:

	As of September 30,
	2012	2011
Sold inventory:
Mid Atlantic	$353,926	$270,621
North East	44,655	35,645
Mid East	94,213	70,281
South East	54,144	38,265

Total (1)	$546,938	$414,812

Unsold lots and housing units inventory:
Mid Atlantic	$43,524	$41,570
North East	2,724	5,387
Mid East	8,914	7,634
South East	10,318	6,046

Total (1)	$65,480	$60,637

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unsold inventory impairments:
Mid Atlantic	$111	$206	$185	$865
North East	13	—	19	226
Mid East	—	83	72	423
South East	34	69	101	198

Total	$158	$358	$377	$1,712

Segment Lots Controlled and Contract Land Deposits:

	As of September 30,
	2012	2011
Total lots controlled:
Mid Atlantic	30,801	29,291
North East	4,411	4,460
Mid East	13,191	11,477
South East	7,130	6,710

Total	55,533	51,938

Lots included in impairment reserve:
Mid Atlantic	5,675	4,954
North East	1,207	1,095
Mid East	2,373	1,958
South East	2,292	1,267

Total	11,547	9,274

	As of September 30,
	2012	2011
Contract land deposits, net:
Mid Atlantic	$127,322	$97,906
North East	11,164	9,550
Mid East	25,085	16,458
South East	12,648	7,189

Total	$176,219	$131,103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contract land deposit impairment (recoveries):
Mid Atlantic	$(84)	$2,549	$143	$3,975
North East	—	3	(72)	10
Mid East	201	139	236	201
South East	36	171	36	239

Total	$153	$2,862	$343	$4,425

Mid Atlantic

Three Months Ended September 30, 2012 and 2011

The Mid Atlantic segment profit increased approximately $14,400, or 34%, from the third quarter of 2011. Segment revenues increased approximately $91,700, or 22%, quarter over quarter due primarily to a 23% increase in the number of units settled. The increase in units settled was attributable to a 31% higher backlog unit balance entering the third quarter of 2012 compared to the backlog unit balance entering the third quarter of 2011. The Mid Atlantic segment’s gross profit margin percentage was relatively flat quarter over quarter. Gross profit margins were favorably impacted by increased settlement volume which allowed us to better leverage certain operating costs, and by the decrease in contract land deposit impairment charges quarter over quarter. These favorable variances were offset by higher construction, lumber and certain other commodity costs quarter over quarter.

Segment new orders and the average selling price of new orders increased 19% and 8%, respectively, in the third quarter of 2012 compared to the third quarter of 2011. New orders increased quarter over quarter due to a 7% increase in the number of active communities and higher sales absorption levels. New orders in the current quarter were negatively impacted by an increase in the cancellation rate to 16.5% from 13.1% in the prior year quarter. The increase in the average selling price was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets.

Nine Months Ended September 30, 2012 and 2011

The Mid Atlantic segment had an approximate $16,800, or 15%, increase in segment profit in the first nine months of 2012 compared to the same period in 2011. The increase in segment profit was driven by the increase of approximately $189,900, or 17%, in revenues year over year due primarily to a 21% increase in the number of units settled, partially offset by a 3% decrease in the average settlement price. The increase in units settled was attributable to higher new orders year over year, coupled with a 24% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.3% in 2012 from 18.9% in 2011, primarily due to a lower average settlement price, coupled with higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price increased 24% and 5%, respectively, in the first nine months of 2012 from the same period in 2011. New orders increased due to a 6% increase in the number of active communities and to higher sales absorption levels driven by improved market conditions as discussed in the Overview section.

North East

Three Months Ended September 30, 2012 and 2011

The North East segment had an approximate $4,400, or 111%, increase in segment profit from the third quarter of 2011. Segment revenues increased approximately $25,300, or 46%, quarter over quarter due to a 30% increase in the number of units settled, coupled with a 12% increase in the average settlement price. The increase in units settled was attributable to a 31% higher backlog unit balance entering the third quarter of 2012 compared to the backlog unit balance entering the third quarter of 2011. The average settlement price quarter over quarter increased due to an 11% higher average price of homes in beginning backlog quarter over quarter. The North East segment’s gross profit margin percentage improved to 18.9% in the 2012 quarter from 18.1% for the prior year quarter. Segment profit and gross profit margins were favorably impacted by the previously mentioned higher average settlement price quarter over quarter. In addition, gross profit margins were favorably impacted by the higher settlement volumes, allowing us to better leverage certain operating costs in the current quarter. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs quarter over quarter.

Segment new orders and the average selling price increased approximately 21% and 8%, respectively, during the third quarter of 2012 from the same period in 2011. New orders were favorably impacted by a 9% increase in the number of active communities quarter over quarter and by higher sales absorption. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Nine Months Ended September 30, 2012 and 2011

The North East segment had an approximate $4,700, or 40%, increase in segment profit in the first nine months of 2012 compared to the same period of 2011. The increase in segment profit was primarily driven by an increase of approximately $41,800, or 26%, in revenues year over year due to a 24% increase in the number of units settled. The increase in units settled was attributable to higher new orders, coupled with the 62% higher backlog unit balance entering 2012 as compared to the backlog unit balance entering 2011, partially offset by a slower backlog turnover rate in the current year. The North East segment’s gross profit margin percentage decreased approximately 30 basis points from the prior year period. Segment profit and gross profit margins were negatively impacted by a relatively flat average settlement price and higher construction, lumber and certain other commodity costs year over year, partially offset by improved leveraging of certain operating costs due to the higher settlement volume.

Segment new orders and the average selling price increased approximately 11% and 9%, respectively, during the first nine months of 2012 from the same period in 2011. New orders were favorably impacted by a 15% increase in the number of active communities year over year. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 17.3% from 13.4% in the prior year. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Mid East

Three Months Ended September 30, 2012 and 2011

The Mid East segment had an approximate $3,900, or 41%, increase in segment profit from the third quarter of 2011. The increase in segment profit was primarily driven by higher revenues of approximately

$14,100, or 9%, quarter over quarter. Revenues increased primarily due to an 8% increase in the average price of homes settled in the third quarter of 2012 compared to the same period in 2011. Average settlement prices were favorably impacted by an 11% higher average selling price of homes in beginning backlog entering the third quarter of 2012 compared to the same period in 2011. This increase is attributable to a shift in mix to higher priced communities in certain markets. Gross profit margins improved to 17.3% in the third quarter of 2012 from 15.8% in the same period of 2011. Gross profit margins and segment profit were favorably impacted by the increase in the average settlement price in the current quarter. In addition, gross profit margins were favorably impacted by the higher settlement volumes, allowing us to better leverage certain operating costs in the current quarter. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs quarter over quarter.

Segment new orders and the average selling price in the current quarter increased 6% and 10%, respectively, compared to the third quarter of 2011. New orders were favorably impacted by higher sales absorption levels quarter over quarter, driven in part by the favorable market conditions discussed in the Overview section. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets.

Nine Months Ended September 30, 2012 and 2011

The Mid East segment had an approximate $4,200, or 21%, increase in segment profit for the first nine months of 2012 compared to the prior year period due primarily to an increase in revenues of approximately $30,800, or 8%, year over year. Revenues increased primarily due to a 7% increase in the average price of settlements in the current year compared to the same period in 2011. Average settlement prices were favorably impacted by higher average selling prices in the prior quarters attributable to a shift in mix to higher priced communities in certain markets. Gross profit margins increased approximately 50 basis points year over year primarily as a result of the increase in the average settlement price, as well as from the increase in the number of settlements, allowing us to better leverage certain operating costs in the current year. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price for new orders increased 7% and 10%, respectively, during the first nine months of 2012 compared to the same period in 2011. New orders increased year over year due to higher sales absorption levels. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets.

South East

Three Months Ended September 30, 2012 and 2011

The South East segment had an approximate $2,700, or 95%, increase in segment profit from the third quarter of 2011. Segment revenues in the current year quarter increased approximately $26,300, or 41%, compared to the prior year quarter, primarily due to a 30% increase in the number of homes settled and a 9% increase in the average price of homes settled. The increase in settlements was attributable to a 43% higher beginning backlog unit balance entering the third quarter of 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was attributable to a 13% higher average selling price of homes in beginning backlog entering the third quarter of 2012 compared to the same period in 2011. The South East segment’s gross profit margins increased approximately 40 basis points quarter over quarter primarily as a result of the increase in average settlement prices period over period, as well as from the increase in the number of settlements, allowing us to better leverage certain operating costs in the current quarter. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs quarter over quarter.

Segment new orders and the average selling price for new orders increased approximately 15% and 12%, respectively, during the third quarter of 2012 compared to the same period in 2011. New orders were favorably impacted by a 16% increase in the number of active communities. The increase in the average selling price for new orders was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets.

Nine Months Ended September 30, 2012 and 2011

The South East segment had an approximate $3,500, or 34%, increase in segment profit for the first nine months of 2012 compared to the same period in 2011, primarily due to an increase in revenues of approximately $51,000, or 28%, year over year. Segment revenues were higher primarily due to a 23% increase in the number of homes settled. The increase in settlements was attributable to a 45% higher beginning backlog unit balance entering 2012 compared to the same period in 2011, offset partially by a lower backlog turnover rate period over period. The South East segment’s gross profit margins for the first nine months of 2012 remained relatively flat with gross profit margins for the same period in 2011 as higher average settlement prices and improved operating leverage attributable to higher settlement volume were offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price for new orders increased approximately 20% and 12%, respectively, in the first nine months of 2012 from the same period in 2011. New orders were favorably impacted in the current year by a 10% increase in the number of active communities and by higher sales absorption levels. The increase in the average selling price for new orders was attributable to a shift in mix to higher priced markets and higher priced communities in certain markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$95,774	$77,643	$242,782	$214,000
Homebuilding North East	15,211	10,015	36,070	29,231
Homebuilding Mid East	30,172	25,328	70,159	63,036
Homebuilding South East	14,814	10,226	38,908	30,648
Consolidation adjustments and other	(4,011)	1,386	(11,281)	(3,431)

Consolidated Homebuilding gross profit	$151,960	$124,598	$376,638	$333,484

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$56,763	$42,389	$130,428	$113,592
Homebuilding North East	8,383	3,981	16,476	11,780
Homebuilding Mid East	13,652	9,716	24,256	20,045
Homebuilding South East	5,555	2,851	13,839	10,315
Reconciling items:
Contract land deposit reserve adjustment (1)	(764)	133	586	(2,372)
Equity-based compensation expense	(15,795)	(15,482)	(47,294)	(45,630)
Corporate capital allocation (2)	24,712	19,182	66,239	52,502
Unallocated corporate overhead (3)	(19,027)	(4,355)	(53,039)	(35,216)
Consolidation adjustments and other (4)	2,486	6,365	4,562	15,938
Corporate interest expense	(1,310)	(95)	(1,432)	(305)

Reconciling items sub-total	(9,698)	5,748	(30,378)	(15,083)

Homebuilding consolidated profit before taxes	$74,655	$64,685	$154,621	$140,649

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Homebuilding Mid Atlantic	$15,592	$13,117	$43,109	$36,053
Homebuilding North East	2,203	1,423	6,024	4,152
Homebuilding Mid East	4,371	3,149	10,619	8,193
Homebuilding South East	2,546	1,493	6,487	4,104

Total	$24,712	$19,182	$66,239	$52,502

(3)	The increase in unallocated corporate overhead in the three and nine month periods of 2012 was primarily attributable to higher management incentive costs period over period.
(4)	The decrease in consolidation adjustments and other in 2012 from 2011 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2012 and 2011

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loan closing volume:
Total principal	$594,867	$489,866	$1,563,921	$1,347,553

Loan volume mix:
Adjustable rate mortgages	4%	8%	5%	9%

Fixed rate mortgages	96%	92%	95%	91%

Operating profit:
Segment profit	$10,646	$5,036	$27,267	$18,818
Stock option expense	(1,168)	(779)	(2,842)	(2,336)

Mortgage banking income before tax	$9,478	$4,257	$24,425	$16,482

Capture rate:	86%	88%	87%	89%

Mortgage Banking fees:
Net gain on sale of loans	$11,782	$7,022	$33,351	$25,887
Title services	4,369	3,383	11,391	9,219
Servicing fees	90	91	289	368

	$16,241	$10,496	$45,031	$35,474

Loan closing volume for the three months ended September 30, 2012, increased 21% over the same period for 2011. Loan closing volume for the nine months ended September 30, 2012, increased 16% from the same period in 2011. The 2012 increases were primarily attributable to the aforementioned increase in the number of builder settlements compared to the same periods in 2011. Segment profit for the three and nine month periods ended September 30, 2012, increased by approximately $5,600 and $8,400, respectively, from the same periods in 2011. For each of the three and nine month periods, the increase in segment profits was driven primarily by increased mortgage banking fees of approximately $5,700 and $9,600, respectively. Mortgage banking fees were higher for both periods primarily due to the aforementioned increases in loan closing volume and an increase in secondary marketing gains on sales of loans. The increase in mortgage banking fees for the nine month period ended September 30, 2012 was partially offset by an increase in general and administrative expenses, which increased by approximately $1,200 from the same period in 2011. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of an increase in headcount.

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

NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. During the quarter ended September 30, 2012, NVRM entered into a settlement agreement with one of its correspondent lenders to pay $7,250 to settle all pending and future repayment and settlement requests for all loans delivered to that correspondent lender. This lender represented approximately 59% of NVRM’s loan closing volume from January 1, 2005 through December 31, 2011. The settlement payment reduced the loan loss allowance, which is included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying condensed consolidated balance sheets. At September 30, 2012, we had an allowance for loan losses of approximately $6,100. Although we consider the allowance for loan losses reflected on the September 30, 2012 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

In October 2011, Bank of America discontinued their correspondent lending program. As a result, this decreased the number of investors available in the loan sale distribution channels. The remaining investors are dealing with a larger volume of loans and are performing a more comprehensive review of loan files prior to purchase. This resulted in loans originated by us remaining in inventory for a longer period of time before being sold compared to our historical averages. Prior to Bank of America discontinuing its correspondent lending program, loans were typically sold within 30 days. During the fourth quarter of 2011 and into the first quarter of 2012, this period had increased to 30 to 60 days. During the first nine months of 2012, we have experienced improvement in investor funding times. As a result, our average days in inventory for loan sales during the three month period ended September 30, 2012 was less than 30 days. The improved loan funding timeframes have resulted in our mortgages held for sale balance included in the condensed consolidated balance sheets decreasing by approximately $124,000 from December 31, 2011. We can make no assurances that our average days in inventory will remain below 30 days in future periods.

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

Liquidity and Capital Resources

Lines of Credit, Notes Payable and Senior Notes

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale, an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we completed an offering for $600,000 of 3.95% Senior Notes due 2022 (the “Notes”) under the Shelf. The Notes were issued at a discount and resulted in aggregate net proceeds of approximately $593,800, after deducting offering expenses. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. The Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The Notes do not contain any financial covenants. The proceeds from the Notes issuance are intended to be used for general corporate purposes, which may include repurchases of our common shares.

Our mortgage banking segment provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”). The Repurchase Agreement is available to fund NVRM’s mortgage origination activities, and provides for loan purchases up to $25,000, subject to certain sub-limits. The Repurchase Agreement will expire on July 31, 2013.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at September 30, 2012. At September 30, 2012, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

We believe that internally generated cash and borrowings available under credit facilities and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital in both our homebuilding and mortgage banking operations.

Cash Flows

Cash provided by our operating activities was $178,450 for the nine month period ended September 30, 2012. Cash was provided primarily by homebuilding operations and by an approximate $124,000 decrease in mortgage loans held for sale. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $162,507, as a result of an increase in units under construction at September 30, 2012 compared to December 31, 2011.

Net cash used by investing activities was $5,268 for the nine month period ended September 30, 2012, which primarily resulted from the purchases of property, plant and equipment of $10,367, offset partially by $5,746 in distributions of capital from our unconsolidated JVs.

Net cash provided by financing activities was $424,572 for the nine month period ended September 30, 2012, due primarily to the net proceeds received from the issuance of the Notes. Cash was used to repurchase approximately 277,000 shares of our common stock at an aggregate purchase price of $220,128 under our ongoing common stock repurchase program, discussed below. Stock option exercise activity provided $48,853 in exercise proceeds, and we realized $5,687 in excess income tax benefits from equity benefit plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program is intended to assist us in accomplishing our primary objective, creating increases in shareholder value. We expect to continue to repurchase shares of our common stock from time to time subject to market conditions and available excess liquidity. See Part II, Item 2 of this form 10-Q for further discussion of repurchase activity during the third quarter of 2012.

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

At September 30, 2012, we had approximately $71,100 in land under development in three separate communities. In addition, at September 30, 2012, we had an aggregate investment totaling approximately $86,700 in four separate JVs that controlled land under development. None of the three communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at September 30, 2012. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2012 condensed consolidated balance sheet to be adequate (see Note 4 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2012 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 to 60 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the September 30, 2012 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks primarily related to fluctuations in interest rates on our investments, debt obligations and mortgage loans held-for-sale. During the three months ended September 30, 2012, we issued $600,000 of 3.95% Senior Notes due 2022 (the “Notes”). The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flow. We generally have no obligation to prepay the Notes prior to maturity, thus interest rate risk should not have a significant impact on our fixed-rate debt. There have been no other material changes in our market risks during the nine months ended September 30, 2012. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. Courts that have considered similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. Because we are unable to determine the likelihood of an unfavorable outcome of these cases, or the amount of damages, if any, we have not recorded any associated liabilities on the accompanying consolidated balance sheets.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We have since been informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. It is not yet known what next steps, if any, the DOJ will take in the matter. We intend to continue cooperating with any future EPA and/or DOJ inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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
(Dollars in thousands, except per share amounts)

We had two repurchase authorizations outstanding during the quarter ended September 30, 2012. On July 28, 2011 (“July Authorization”) and December 14, 2011 (“December Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000, per authorization, of our common stock in one or more open market and/or privately negotiated transactions. We fully utilized the July Authorization during the third quarter of 2012. The December Authorization does not have an expiration date. We repurchased the following shares of our common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012 (1)	44,000	$745.08	44,000	$287,114
August 1 - 31, 2012	223,481	$803.64	223,481	$107,515
September 1 - 30, 2012	9,514	$814.07	9,514	$99,770

Total	276,995	$794.70	276,995

(1)	26,869 shares were purchased under the July Authorization, which fully utilized the July Authorization. The remaining 17,131 shares were purchased under the December Authorization.

Item 6.	Exhibits

(a) Exhibits:

4.1	Fifth Supplement Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association. Filed as Exhibit 4.1 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

4.2	Form of Global Note filed as Exhibit 4.2 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2012	NVR, Inc.

	By:	/s/ Dennis M. Seremet
Dennis M. Seremet
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

4.1	Fifth Supplement Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association. Filed as Exhibit 4.1 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

4.2	Form of Global Note filed as Exhibit 4.2 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document