Form 10-K
period 2012-12-31
NVR INC
filed 2013-02-19
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(703) 956-4000

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2012, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $4,130,615,000.

As of February 14, 2013 there were 4,996,234 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2013 are incorporated by reference into Part III of this report.

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

We are one of the largest homebuilders in the United States. While we operate in multiple locations in fifteen states and Washington, D.C., primarily in the eastern part of the United States, approximately 38% of our home settlements in 2012 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for approximately 47% of our 2012 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and, as of January 1, 2013, Heartland Homes, which we acquired on December 31, 2012. See Item 7 herein for additional discussion of the Heartland Homes acquisition. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois, Kentucky and Tennessee. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. The NVHomes product is sold in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. The Heartland Homes product is sold in the Pittsburgh, PA metropolitan area. In 2012, our average price of a settled unit was approximately $317,100.

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry has negatively impacted our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2012, we controlled approximately 53,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $256.6 million and $3.3 million, respectively. Included in the number of controlled lots are approximately 10,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $65.0 million as of December 31, 2012. In addition, we had an aggregate investment totaling approximately $82.9 million in four separate joint venture limited liability corporations (“JVs”), expected to produce approximately 7,400 lots. Of the lots controlled by the JVs, approximately 2,800 were not under contract with us at December 31, 2012. Further, as of December 31, 2012, we directly owned three separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $68.3 million that we intend to develop into approximately 700 finished lots for use in our homebuilding operations. See Note 3 and Note 4 to the consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Current Business Environment

During the current year, the homebuilding market continued to experience a stabilization in prices and improving sales trends. These favorable market conditions are driven by improved housing affordability levels resulting from historically low mortgage interest rates and rising costs in the rental market. Despite these improvements, the homebuilding environment continues to face challenges from a tight mortgage lending environment, consumer confidence issues due to sustained high levels of unemployment and uncertainties as to the sustainability of the economic recovery. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,400 to 7,300 square feet. During 2012, the prices at which we settled homes ranged from approximately $100,000 to $2.1 million and averaged approximately $317,100. During 2011, our average price was approximately $307,500.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and eastern Pennsylvania
Mid East:	Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee

Backlog

Backlog totaled 4,979 units and approximately $1.7 billion at December 31, 2012 compared to backlog of 3,676 units and approximately $1.2 billion at December 31, 2011. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in 2012 and 14% in both 2011 and 2010. During each of 2012, 2011 and 2010, approximately 6% of a quarter’s opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Form 10-K.

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

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2012, NVRM closed approximately 8,000 loans with an aggregate principal amount of approximately $2.2 billion as compared to approximately 7,000 loans with an aggregate principal amount of approximately $1.9 billion in 2011.

NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for FNMA mortgage loans and an approved seller/issuer of GNMA, FHLMC, VA and FHA mortgage loans.

Competition and Market Factors

NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, thrifts and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

Regulation

NVRM is an approved seller/servicer of FNMA mortgage loans and an approved seller/issuer of GNMA, FHLMC, VA and FHA mortgage loans, and is subject to all of those agencies’ rules and regulations. These rules and regulations restrict certain activities of NVRM. NVRM is currently eligible and expects to remain eligible to participate in such programs. In addition, NVRM is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices.

Pipeline

NVRM’s mortgage loans in process that have not closed (“Pipeline”) at December 31, 2012 and 2011, had an aggregate principal balance of approximately $1.1 billion and $790 million, respectively. NVRM’s cancellation rate was approximately 36% in 2012. During both 2011 and 2010, NVRM’s loan cancellation rates were approximately 29%. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K.

Employees

At December 31, 2012, we employed 3,291 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

The homebuilding industry experienced a significant downturn over the past several years, which could continue to adversely affect our business and our results of operations.

Over the past several years, the homebuilding industry experienced a significant downturn as a result of low consumer confidence driven by an economic recession, high unemployment levels, affordability issues and uncertainty as to the stability of home prices. As a result, we experienced reduced demand for new homes. During 2012, we began to see signs of strengthening within the homebuilding industry with increasing sales and stabilization of selling prices in many markets. However, the housing market continues to face challenges from a tight mortgage lending environment and consumer confidence issues due to sustained high levels of unemployment. The downturn experienced in the homebuilding industry could have a material adverse effect on our sales either through fewer gross sales and/or higher cancellation rates, which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loan determine that we did not underwrite the loan in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. This may result in losses which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Our mortgage banking business sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $25 million available in a repurchase agreement to fund mortgage closings. In the event that disruptions to the secondary markets similar to those which occurred during 2007 and 2008 continue to tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, approximately 38% of our home settlements during 2012 occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, which accounted for approximately 47% of our homebuilding revenues in 2012. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

If we require working capital greater than that provided by our operations, we may be required to obtain alternative financing. No assurance can be given that additional financing will be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, continued volatility in these markets similar to that experienced in the past several years may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of any homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The Consumer Financial Protection Bureau issued rules governing multiple issues in January 2013, including “Ability to Repay” underwriting provisions, appraisal standards, servicing and escrow rules, and loan officer compensation requirements. Additional rulemaking is expected within the next couple of months. The ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on the banking industry’s implementation of these new standards.

We are an approved seller/servicer of FNMA mortgage loans and an approved seller/issuer of GNMA, FHLMC, VA and FHA mortgage loans, and are subject to all of those agencies’ rules and regulations. Any significant impairment of our eligibility to sell/service these loans could have a material adverse impact on our mortgage operations. In addition, we are subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices including the Real Estate Settlement and Protection Act. Adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.

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

The homebuilding business has from time to time experienced building material and labor shortages, including shortages in insulation, drywall, certain carpentry work and concrete, as well as fluctuating lumber prices and supply. In addition, strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. Significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

In connection with the operation of the homebuilding segment, we lease manufacturing facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and combined total approximately 1 million square feet of manufacturing space. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2014, the Thurmont and Farmington leases expire in 2019, the Kings Mountain and Burlington County leases expire in 2022 and 2023, respectively, and the Darlington lease expires in 2025. We own a manufacturing facility in Dayton, Ohio which contains approximately 100,000 square feet of manufacturing space. Our current plant utilization has remained flat with the prior year at 31% of total capacity.

We also, in connection with both our homebuilding and mortgage banking businesses, lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2020, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.

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

In August 2011, the Wage and Hour Division of the DOL notified us that it was initiating an investigation to determine our compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to our homebuilding operations. We have cooperated with this information request and have either provided or made available the information that the DOL has requested. The DOL has investigated our headquarters, two manufacturing facilities and certain of our operating divisions. The DOL has communicated that it has not found any violations at any of these operations. The DOL appears to have completed its investigation, although, in accordance with DOL practice, we have not been formally notified of such. Thus, we cannot predict whether the DOL will investigate our other operations. Further, it is important to understand that under the law, the DOL can investigate our other operations or even operations that it has previously audited, either on its own initiative or in response to an employee complaint. We believe that our payroll practices are in compliance with the FSLA.

We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	57	President and Chief Executive Officer of NVR
Dennis M. Seremet	58	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	46	President of NVRM
Eugene J. Bredow	43	Vice President and Controller of NVR
Daniel D. Malzahn	43	Vice President, Chief Financial Officer and Treasurer of NVR

Paul C. Saville was named President and Chief Executive Officer of NVR, effective July 1, 2005. Prior to July 1, 2005, Mr. Saville had served as Senior Vice President Finance, Chief Financial Officer and Treasurer of NVR since September 30, 1993 and Executive Vice President from January 1, 2002 through June 30, 2005.

Dennis M. Seremet was named Vice President, Chief Financial Officer and Treasurer of NVR, effective July 1, 2005 and Senior Vice President effective December 14, 2007. Prior to July 1, 2005, Mr. Seremet had been Vice President and Controller of NVR since April 1, 1995. Mr. Seremet is retiring from NVR effective February 19, 2013 and will be succeeded by Daniel D. Malzahn.

Robert W. Henley was named President of NVRM effective October 1, 2012. Mr. Henley had been serving as interim acting President of NVRM since June 1, 2012. Prior to June 1, 2012, Mr. Henley served as Vice President and Controller of NVR since July 1, 2005. From May 2000 to June 30, 2005, Mr. Henley was Assistant Controller.

Eugene J. Bredow was named Vice President and Controller of NVR effective June 1, 2012. Prior to June 1, 2012, Mr. Bredow was the Vice President of Internal Audit and Corporate Governance since January 2008 and Director of Internal Audit and Corporate Governance from August 2004 to January 2008.

Daniel D. Malzahn has been named Vice President, Chief Financial Officer and Treasurer of NVR effective February 20, 2013 to succeed Mr. Seremet. Prior to February 20, 2013, Mr. Malzahn was Vice President of Planning and Investor Relations since February 1, 2004. From January 2000 to January 31, 2004, Mr. Malzahn was Manager of Business Planning.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the New York Stock Exchange. The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2012 and 2011:

	HIGH	LOW
Prices per Share:

2012
Fourth Quarter	$966.93	$830.00
Third Quarter	$879.99	$721.56
Second Quarter	$855.00	$711.75
First Quarter	$759.13	$667.98

2011
Fourth Quarter	$692.19	$554.71
Third Quarter	$760.37	$555.58
Second Quarter	$788.79	$701.00
First Quarter	$804.32	$674.07

As of the close of business on February 14, 2013, there were 341 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.

We had two repurchase authorizations outstanding during the quarter ended December 31, 2012. On December 14, 2011 (“2011 Authorization”) and December 18, 2012 (“2012 Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	—	$—	—	$99,770,000
November 1 – 30, 2012	8,500	$841.53	8,500	$92,617,000
December 1 – 31, 2012	—	$—	—	$392,617,000

Total	8,500	$841.53	8,500

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY

The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2007 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2007.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$3,121,244	$2,611,195	$2,980,758	$2,683,467	$3,638,702
Gross profit	545,605	445,570	542,466	497,734	457,692

Mortgage Banking data:
Mortgage banking fees	63,406	47,954	61,134	60,381	54,337
Interest income	4,504	5,702	5,411	2,979	3,955
Interest expense	546	875	1,126	1,184	754

Consolidated data:
Income from continuing operations	$180,588	$129,420	$206,005	$192,180	$100,892
Income from continuing operations per diluted share (1)	$35.12	$23.01	$33.42	$31.26	$17.04

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Homebuilding inventory	$678,131	$533,150	$431,329	$418,718	$400,570
Contract land deposits, net	191,538	131,930	100,786	49,906	29,073
Total assets	2,604,842	1,779,485	2,260,061	2,395,770	2,103,236
Notes and loans payable	599,745	1,613	92,089	147,880	210,389
Shareholders’ equity	1,480,477	1,374,799	1,740,374	1,757,262	1,373,789
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, income from continuing operations per diluted share was computed based on 5,141,529; 5,623,817; 6,164,617; 6,148,769 and 5,920,285 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry has negatively impacted our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity, potentially constraining our supply of finished lots. This pressure has necessitated that in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2012, we controlled approximately 53,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $256,600 and $3,300, respectively. Additionally, we controlled approximately 7,400 lots through joint venture limited liability corporations with an aggregate investment of approximately $82,900. Of the lots controlled by the joint ventures, approximately 2,800 were not under contract at December 31, 2012. Included in the number of controlled lots are approximately 10,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $65,000 as of December 31, 2012. Further, as of December 31, 2012, we had approximately $68,300 in land under development, that once fully developed will result in approximately 700 lots for use in our homebuilding operations. See Note 3 and Note 4 to the consolidated financial statements included herein for additional information regarding contract land deposits and land under development, respectively.

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

Current Business Environment and Key Financial Results

Throughout 2012, the homebuilding market continued to experience a stabilization in prices and improving sales trends for new homes, after several years of declining home prices and sales. These favorable market conditions are driven by improved affordability levels resulting from historically low mortgage interest rates and rising costs in the rental market. In addition, certain markets have been favorably impacted by lower inventory levels. Despite these improvements, the housing market continues to face challenges from a tight mortgage lending environment, consumer confidence issues due to sustained high levels of unemployment and uncertainty as to the long-term sustainability of the economic recovery, which to this point has been uneven.

As a result of the favorable market conditions in 2012, our new orders, net of cancellations (“new orders”), for 2012 increased 18% from the prior year while our average new order selling price of $328.8 was 8% higher than the prior year. Consolidated revenues totaled $3,184,650 for 2012, an increase of 20% from $2,659,149 in 2011. Net income for 2012 increased 40% from the prior year to $180,588. Diluted earnings per share in 2012 was $35.12, an increase of 53% from the prior year.

On December 31, 2012, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Heartland Homes, Inc., the second largest homebuilder in the Pittsburgh, PA market. The acquisition added approximately 200 units and $81,600 to our backlog balance at the end of 2012. The acquisition did not impact our sales or settlements for 2012. Heartland Homes settled approximately 400 homes during 2012.

Although there were signs in 2012 that the housing market has begun to recover, we believe that continued growth in sales and prices will be reliant on a sustained overall economic recovery and higher consumer confidence levels. Significant economic uncertainties remain which could result in sales, pricing and gross profit margin pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The Consumer Financial Protection Bureau issued rules governing multiple issues in January 2013, including “Ability to Repay” underwriting provisions, appraisal standards, servicing and escrow rules, and loan officer compensation requirements. Additional rulemaking is expected within the next couple of months. The ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on the banking industry’s implementation of these new standards. Despite these ongoing economic uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2012	2011	2010
Revenues	$3,121,244	$2,611,195	$2,980,758
Cost of sales	$2,575,639	$2,165,625	$2,438,292
Gross profit margin percentage	17.5%	17.1%	18.2%
Selling, general and administrative expenses	$301,184	$264,266	$257,394
Settlements (units)	9,843	8,487	10,030
Average settlement price	$317.1	$307.5	$297.1
New orders (units)	10,954	9,247	9,415
Average new order price	$328.8	$304.1	$304.0
Backlog (units)	4,979	3,676	2,916
Average backlog price	$346.2	$315.8	$328.6
New order cancellation rate	14.5%	13.6%	13.8%

Consolidated Homebuilding Revenues

Homebuilding revenues for 2012 increased 20% from 2011, as a result of a 16% increase in the number of homes settled and a 3% increase in the average settlement price year over year. The increase in the number of homes settled was attributable to an 18% increase in new orders during the first half of 2012 compared to the same period in 2011, coupled with a 26% higher beginning backlog unit balance entering 2012 as compared to 2011. These increases were offset partially by a lower backlog turnover rate in 2012 compared to 2011. Average settlement prices in the current year were favorably impacted primarily by a 7% higher average sales price of new orders during the first six months of 2012 as compared to the same period in 2011, offset partially by a 4% lower average price of homes in backlog entering 2012 compared to the average price of homes in backlog entering 2011.

Homebuilding revenues for 2011 decreased 12% from 2010, as a result of a 15% decrease in the number of homes settled, offset partially by a 4% increase in the average settlement price year over year. The decrease in the number of homes settled was attributable to a 17% lower beginning backlog unit balance entering 2011 as compared to the same period in 2010, coupled with lower new orders in the first half of 2011 as compared to the first half of 2010. Average settlement prices in 2011 were favorably impacted by an 8% higher average price of homes in the beginning backlog entering 2011 compared to the same period in 2010.

Consolidated Homebuilding New Orders

New orders and the average sales price of new orders in 2012 increased 18% and 8%, respectively, when compared to 2011. New orders and the average new order selling prices were higher year over year in each of our market segments. The increase in new orders was driven by a 5% increase in the number of active communities year over year and by improved absorption rates in many of our markets. As discussed in the Overview section above, we believe this increase as well as the increase in the average new order selling prices is attributable to lower housing inventory, improved affordability and a stabilization of housing prices in certain of our markets.

New orders in 2011 decreased 2% when compared to 2010, while the average sales price of new orders remained flat year over year. During 2011, we continued to face selling pressure in most of our markets due to continuing economic uncertainty, driven by low consumer confidence and high unemployment rates.

Consolidated Homebuilding Gross Profit

Gross profit margins in 2012 increased to 17.5% from 17.1% in 2011. Margins were favorably impacted in 2012 by a $2,000 recovery of contract land deposits previously determined to be uncollectible compared to an $11,200 contract land deposit impairment charge in 2011. In addition, the aforementioned increased settlement volume and higher average settlement prices in 2012 allowed us to better leverage certain operating costs. However, this favorable impact was offset by higher construction, lumber and certain other commodity costs year over year.

Gross profit margins in 2011 declined to 17.1% from 18.2% in 2010. Gross profit margins in 2011 were negatively impacted by pricing pressure and increased construction and sales incentive costs, driven by challenging market conditions in 2011.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)

SG&A expenses in 2012 increased approximately $36,900, or 14%, compared to 2011, but as a percentage of revenue decreased to 9.7% in 2012 from 10.1% in the prior year. The increase in SG&A expense was attributable to an increase of approximately $19,700 in management incentive costs driven by our improved financial results. In addition, personnel costs and sales and marketing costs, were approximately $9,400 and $6,400 higher, respectively, in the current year due primarily to the 5% increase in the number of active communities year over year. SG&A expenses decreased as a percentage of revenue due to the aforementioned 20% increase in revenues year over year.

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

Consolidated Homebuilding Backlog

Backlog units and dollars increased approximately 35% to 4,979 and 49% to $1,723,914, respectively, as of December 31, 2012, compared to 3,676 and $1,160,879 as of December 31, 2011. The increase in backlog units was primarily attributable to new orders being approximately 800 units higher for the six month period ended December 31, 2012 compared to the same period in 2011, coupled with a slower backlog turnover rate in 2012. In addition, as mentioned in the Overview section above, the December 31, 2012 acquisition of Heartland Homes added approximately 200 units and $81,600 to our current year-end backlog. The increase in backlog dollars is attributable to the increase in units and to a 9% higher average selling price for new orders for the six month period ended December 31, 2012.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 14.5%, 13.6% and 13.8% in each of 2012, 2011 and 2010, respectively. During each of 2012, 2011 and 2010, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A of this Report.

Backlog units and dollars increased approximately 26% to 3,676 and 21% to $1,160,879, respectively, as of December 31, 2011 compared to 2,916 and $958,287 as of December 31, 2010. The increase in backlog units was primarily attributable to the decreased settlement activity in 2011. Backlog dollars were favorably impacted by the backlog unit increase, offset partially by a 4% decline in the average price of homes in backlog in 2011 compared to 2010.

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at December 31, 2012, 2011 and 2010, respectively, has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes approximately $3,300, $3,200 and $6,600 at December 31, 2012, 2011 and 2010, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Mid Atlantic	$1,877,905	$1,582,826	$1,780,521
North East	278,715	221,146	287,561
Mid East	630,367	549,384	632,377
South East	334,257	257,839	280,299

Total	$3,121,244	$2,611,195	$2,980,758

Gross profit margin:
Mid Atlantic	$345,009	$286,266	$338,586
North East	48,329	37,220	48,528
Mid East	103,128	85,385	109,579
South East	55,788	42,116	41,074

Total	$552,254	$450,987	$537,767

Segment profit:
Mid Atlantic	$189,089	$148,373	$209,496
North East	21,529	13,463	25,090
Mid East	39,847	27,194	56,882
South East	20,674	14,162	10,870

Total	$271,139	$203,192	$302,338

Gross profit margin percentage:
Mid Atlantic	18.4%	18.1%	19.0%
North East	17.3%	16.8%	16.9%
Mid East	16.4%	15.5%	17.3%
South East	16.7%	16.3%	14.7%

Segment Operating Activity:

	Year Ended December 31,
	2012		2011		2010
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	5,047	$372.1	4,238	$373.4	5,043	$353.0
North East	889	$313.5	728	$303.6	920	$312.5
Mid East	2,472	$255.0	2,335	$235.1	2,886	$219.0
South East	1,435	$232.8	1,186	$217.1	1,181	$237.2

Total	9,843	$317.1	8,487	$307.5	10,030	$297.1

	Year Ended December 31,
	2012		2011		2010
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	5,757	$382.9	4,616	$364.2	4,775	$365.1
North East	946	$325.3	872	$300.1	827	$317.3
Mid East	2,625	$264.2	2,412	$238.7	2,656	$221.3
South East	1,626	$243.7	1,347	$218.1	1,157	$231.9

Total	10,954	$328.8	9,247	$304.1	9,415	$304.0

Backlog:
Mid Atlantic	2,683	$394.2	1,973	$370.3	1,595	$396.2
North East	433	$330.2	376	$303.0	232	$315.9
Mid East	1,152	$297.8	807	$245.6	730	$234.7
South East	711	$253.4	520	$227.0	359	$227.6

Total	4,979	$346.2	3,676	$315.8	2,916	$328.6

Operating Data:

	Year Ended December 31,
	2012	2011	2010
New order cancellation rate:
Mid Atlantic	13.4%	13.3%	11.3%
North East	16.8%	13.1%	16.4%
Mid East	15.0%	14.6%	15.0%
South East	16.0%	13.0%	18.9%
Average active communities:
Mid Atlantic	198	188	171
North East	38	34	33
Mid East	105	106	108
South East	63	56	59

Total	404	384	371

Homebuilding Inventory:

	As of December 31,
	2012	2011	2010
Sold inventory:
Mid Atlantic	$319,958	$233,458	$182,128
North East	41,447	35,502	20,703
Mid East	97,115	52,141	43,506
South East	49,305	35,410	23,711

Total (1)	$507,825	$356,511	$270,048

Unsold lots and housing units inventory:
Mid Atlantic	$46,007	$53,587	$42,682
North East	3,645	4,041	3,687
Mid East	20,105	7,830	11,089
South East	8,985	14,917	8,967

Total (1)	$78,742	$80,375	$66,425

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Year Ended December 31,
	2012	2011	2010
Unsold inventory impairments:
Mid Atlantic	$349	$1,045	$1,520
North East	19	246	420
Mid East	72	554	434
South East	102	228	820

Total	$542	$2,073	$3,194

Lots Controlled and Land Deposits:

	As of December 31,
	2012	2011	2010
Total lots controlled:
Mid Atlantic	30,969	29,402	30,201
North East	4,772	4,751	4,025
Mid East	15,409	11,879	11,061
South East	7,348	6,944	7,023

Total	58,498	52,976	52,310

Lots included in impairment reserve:
Mid Atlantic	5,335	5,724	5,973
North East	549	658	594
Mid East	2,515	2,409	2,055
South East	1,771	1,765	1,678

Total	10,170	10,556	10,300

Contract land deposits, net
Mid Atlantic	$137,192	$101,674	$82,165
North East	13,553	11,502	8,525
Mid East	29,094	16,122	11,876
South East	15,037	5,860	4,830

Total	$194,876	$135,158	$107,396

	Year Ended December 31,
	2012	2011	2010
Contract land deposit impairments:
Mid Atlantic	$464	$6,741	$9,150
North East	1,588	818	4,898
Mid East	1,075	493	1,686
South East	203	311	4,618

Total	$3,330	$8,363	$20,352

Mid Atlantic

2012 versus 2011

The Mid Atlantic segment had an approximate $40,700, or 27%, increase in segment profit in 2012 compared to 2011. The increase in segment profit was driven by the increase of approximately $295,100, or 19%, in revenues year over year due primarily to a 19% increase in the number of units settled. The increase in units settled was attributable to a 26% increase in new orders during the first half of 2012 compared to the same period in 2011, coupled with a 24% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. The Mid Atlantic segment’s gross profit margin percentage increased to 18.4% in 2012 from 18.1% in 2011, primarily due to a 40 basis point decrease in contract land deposit impairment charges year over year. The favorable impact of the increased settlement volume in 2012, which allowed us to better leverage certain operating costs, was offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price increased 25% and 5%, respectively, in 2012 compared to 2011. New orders and average selling prices were higher in each of our markets within the Mid Atlantic segment. New orders increased due to a 6% increase in the number of active communities and higher sales absorption driven by improved market conditions as discussed in the Overview section.

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

Segment new orders in 2011 declined approximately 3% from 2010, while the average sales price of new orders in 2011 remained flat year over year. New orders were lower despite a 10% increase in the number of active communities year over year due to a homebuilding environment that remained challenging throughout 2011, impacted by a sluggish economic recovery and high unemployment rates which weighed on consumer confidence and in turn, suppressed housing demand. New orders were also negatively impacted by an increase in the cancellation rate to 13.3% in 2011 from 11.3% in 2010.

North East

2012 versus 2011

The North East segment had an approximate $8,100, or 60%, increase in segment profit in 2012 compared to 2011. The increase in segment profit was primarily driven by an increase of approximately $57,600, or 26%, in revenues year over year due to a 22% increase in the number of units settled and a 3% increase in the average settlement price. The increase in units settled was attributable to a 62% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011, coupled with an 8% increase in new orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. The increase in the average settlement price in 2012 is primarily attributable to a 9% increase in the average new order price for the first six months of 2012 compared to the same period in 2011 due to a product mix shift from our attached products to our detached products which generally sell at higher price points. This increase was partially offset by a 4% lower average price of homes in backlog entering 2012 compared to the average price of homes in backlog entering 2011. The North East segment’s gross profit margin percentage increased approximately 50 basis points in 2012 compared to 2011. Segment profit and gross profit margins were favorably impacted by the previously mentioned higher average settlement price year over year. In addition, gross profit margins were favorably impacted by the higher settlement volumes, allowing us to better leverage certain operating costs in the current year. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price each increased approximately 8% in 2012 compared to 2011. New orders were favorably impacted by the improved market conditions discussed in the Overview section above and by a 12% increase in the number of active communities year over year. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 16.8% in 2012 from 13.1% in the prior year. The increase in the average selling price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

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

Mid East

2012 versus 2011

The Mid East segment had an approximate $12,700, or 47%, increase in segment profit in 2012 compared to 2011 due primarily to an increase in revenues of approximately $81,000, or 15%, year over year. Revenues increased due to a 6% increase in the number of units settled and a 9% increase in the average price of settlements in the current year compared to 2011. The increase in units settled was attributable to an 11% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011, coupled with a 7% increase in new orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. Average settlement prices were favorably impacted by an 11% increase in the average new order price for the first six months of 2012 compared to the same period in 2011 due to a shift in mix to higher priced communities in certain markets. Gross profit margins increased approximately 80 basis points year over year primarily as a result of the increase in the average settlement price, as well as from the increase in the number of settlements, allowing us to better leverage certain operating costs in the current year. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price for new orders increased 9% and 11%, respectively, in 2012 compared to 2011. New orders were favorably impacted by the improved market conditions discussed in the Overview section above which contributed in part to higher sales absorption levels. The increase in the average selling price was attributable to a shift in mix to higher priced communities in certain markets.

The increases to the Mid East segment’s backlog, sold and unsold inventory, lots controlled and contract land deposit balances were all in part driven by the aforementioned December 31, 2012 acquisition of Heartland Homes. The acquisition did not impact sales or settlement results in 2012.

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

Segment new orders in 2011 decreased 9% compared to 2010, while the average new order selling price increased 8% year over year. New orders were lower year over year due to a homebuilding environment that remained challenging throughout 2011, impacted by a sluggish economic recovery and high unemployment rates which weighed on consumer confidence and in turn, suppressed housing demand. In addition, new orders were negatively impacted by a lower number of active communities in certain of our markets year over year, most notably the Ohio and New York regions which were down 10% and 11% respectively. The increase in the average selling price is attributable to a shift in mix to higher priced communities in certain markets.

South East

2012 versus 2011

The South East segment had an approximate $6,500, or 46%, increase in segment profit in 2012 compared to 2011, primarily due to an increase in revenues of approximately $76,400, or 30%, year over year. Segment revenues were higher primarily due to a 21% increase in the number of homes settled and a 7% increase in the average settlement price year over year. The increase in settlements was attributable to a 45% higher beginning backlog unit balance entering 2012 compared to the same period in 2011, coupled with a 23% increase in new orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. Average settlement prices were favorably impacted by a 12% increase in the average new order price for the first six months of 2012 compared to the same period in 2011 attributable to a shift in mix to higher priced markets and higher priced communities in certain markets. The South East segment’s gross profit margins in 2012 increased approximately 40 basis points from 2011 primarily due to the higher average settlement prices and improved operating leverage attributable to higher settlement volume year over year. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment new orders and the average selling price for new orders increased approximately 21% and 12%, respectively, in 2012 compared to 2011. New orders were favorably impacted in the current year by a 12% increase in the number of active communities and by the improved market conditions discussed in the Overview section above which contributed in part to higher sales absorption levels. The increase in the average selling price for new orders was attributable to a shift in mix to higher priced markets and higher priced communities in certain markets.

2011 versus 2010

The South East segment had an approximate $3,300, or 30%, increase in segment profit in 2011 compared to 2010, despite an 8% decrease in revenues year over year. The number of units settled remained flat year over year, while the average price of homes settled in 2011 decreased 9% compared to 2010. The decrease in the average settlement price in 2011 is attributable to the 7% lower average price of units in backlog entering 2011 compared to the same period in 2010. Gross profit margins increased to 16.3% in 2011 from 14.7% in 2010 due primarily to lower contract land deposit impairment charges in 2011 of $311, or 12 basis points, compared to $4,618, or 165 basis points, in 2010. Despite this gross profit margin improvement year over year, the South East segment’s gross profit margins, similar to our other segments, were negatively impacted by pricing pressure and increased construction and sales incentive costs year over year.

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

	Year Ended December 31,
	2012	2011	2010
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$345,009	$286,266	$338,586
Homebuilding North East	48,329	37,220	48,528
Homebuilding Mid East	103,128	85,385	109,579
Homebuilding South East	55,788	42,116	41,074
Consolidation adjustments and other	(6,649)	(5,417)	4,699

Consolidated homebuilding gross profit	$545,605	$445,570	$542,466

	Year Ended December 31,
	2012	2011	2010
Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$189,089	$148,373	$209,496
Homebuilding North East	21,529	13,463	25,090
Homebuilding Mid East	39,847	27,194	56,882
Homebuilding South East	20,674	14,162	10,870
Reconciling items:
Contract land deposit impairment reserve (1)	5,333	(2,878)	16,206
Equity-based compensation expense (2)	(60,859)	(61,359)	(50,357)
Corporate capital allocation (3)	91,507	71,226	65,971
Unallocated corporate overhead (4)	(70,258)	(45,355)	(55,992)
Consolidation adjustments and other	10,858	20,477	15,848
Corporate interest expense (5)	(6,796)	(715)	(4,546)

Reconciling items sub-total	(30,215)	(18,604)	(12,870)

Homebuilding consolidated profit before taxes	$240,924	$184,588	$289,468

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	The increase in equity-based compensation expense in 2011 compared to 2010 was due to recognizing a full year of expense in 2011 related to non-qualified stock options and restricted share units granted in the second quarter of 2010 under the 2010 Equity Incentive Plan. In addition, equity based compensation in 2010 was reduced by an approximate $7,000 pre-tax reversal attributable to an adjustment of our option forfeiture estimates based on our actual forfeiture experience.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the years presented:

	Year Ended December 31,
	2012	2011	2010
Homebuilding Mid Atlantic	$59,144	$48,697	$44,758
Homebuilding North East	8,187	5,763	5,926
Homebuilding Mid East	15,039	11,074	9,657
Homebuilding South East	9,137	5,692	5,630

Total	$91,507	$71,226	$65,971

(4)	The increase in unallocated corporate overhead in 2012 from 2011 was attributable to increased management incentive costs year over year. The decrease in unallocated corporate overhead in 2011 from 2010 was attributable to decreased management incentive costs year over year.
(5)	The increase in corporate interest expense in 2012 from 2011 was attributable to the issuance of our 3.95% Senior Notes due 2022 in the third quarter of 2012. The decrease in corporate interest expense in 2011 from 2010 was attributable to the redemption upon maturity of the outstanding 5% Senior Notes due 2010 in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

Mortgage Banking Segment

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Loan closing volume:
Total principal	$2,206,092	$1,868,472	$2,219,946

Loan volume mix:
Adjustable rate mortgages	5%	9%	4%

Fixed-rate mortgages	95%	91%	96%

Operating profit:
Segment profit	$38,135	$26,102	$35,704
Equity-based compensation expense	(3,982)	(3,114)	(2,779)

Mortgage banking income before tax	$34,153	$22,988	$32,925

Capture rate:	87%	88%	90%

Mortgage banking fees:
Net gain on sale of loans	$47,019	$34,632	$46,225
Title services	15,977	12,769	14,108
Servicing fees	410	553	801

	$63,406	$47,954	$61,134

2012 versus 2011

Loan closing volume for the year ended December 31, 2012 increased 18% from 2011. The 2012 increase was primarily attributable to a 14% increase in the number of units closed and a 3% increase in the average loan amount year over year. The increase in the number of units closed and the increase in the average loan amount are primarily attributable to the aforementioned increase in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2012 compared to 2011.

Segment profit for the year ended December 31, 2012 increased approximately $12,000 from 2011. The increase in segment profit was primarily attributable to an approximate $15,500 increase in mortgage banking fees, partially offset by an approximate $2,700 increase in general and administrative expenses. The increase in mortgage banking fees was partially attributable to the aforementioned 18% increase in closed loan volume and an increase in secondary marketing fees. The increase in general and administrative expenses is primarily attributable to an increase in compensation costs as a result of a 33% increase in headcount compared to 2011 due to increased loan volume and the increased regulatory requirements. The increase in compensation costs was partially offset by an approximate $3,700 decrease in the provision for loan loss compared to 2011.

2011 versus 2010

Loan closing volume for the year ended December 31, 2011 decreased 16% from 2010. The 2011 decrease was primarily attributable to an 18% decrease in the number of units closed, partially offset by a 3% increase in the average loan amount year over year. The decrease in the number of units closed and the increase in the average loan amount are primarily attributable to the decrease in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2011 compared to 2010. The decrease in the number of units closed was also partially attributable to a 2 percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which decreased to 88% compared to 90% in 2010.

Segment profit for the year ended December 31, 2011 decreased approximately $9,600 from 2010. The decrease in segment profit was primarily attributable to an approximate $13,200 decrease in mortgage banking fees, partially offset by an approximate $3,350 decrease in general and administrative expenses. The decrease in mortgage banking fees was primarily attributable to the 16% decrease in closed loan volume in 2011 compared to 2012. The decrease in general and administrative expenses is primarily attributable to an approximate $1,200 decrease in the provision for loan loss and an approximate $1,500 decrease in management incentive compensation compared to 2010.

Mortgage Banking—Other

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

NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. During the third quarter of 2012, NVRM entered into a settlement agreement with one of its correspondent lenders to pay $7,250 to settle all pending and future repayment and settlement requests for all loans delivered to that correspondent lender. This lender represented 59% of NVRM’s loan closing volume from January 1, 2005 through December 31, 2011. The settlement payment reduced the loan loss allowance, which is included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets. At December 31, 2012, we had an allowance for loan losses of approximately $6,550. Although we consider the allowance for loan losses reflected on the December 31, 2012 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

In October 2011, Bank of America discontinued their correspondent lending program. As a result, this decreased the number of investors available in the loan sale distribution channels. The remaining correspondent investors are now dealing with a larger volume of loans and as a result of changes in the regulatory environment are performing a much more comprehensive review of loan files prior to purchase. This resulted in loans originated by us remaining in inventory for a longer period of time before being sold compared to our historical averages. Prior to Bank of America discontinuing their correspondent lending program, loans were typically sold within 30 days. This time period increased to 30 to 60 days during the fourth quarter of 2011 and into the first quarter of 2012. During 2012, we have experienced improvement in investor funding times consistent with our historical averages, resulting in our mortgages held for sale balance included in the consolidated balance sheet decreasing by approximately $63,400 from December 31, 2011. We can make no assurances that our average days in inventory will remain below 30 days in future periods.

NVRM is dependent on our homebuilding segment’s customers for business. If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets, changes in investor funding times, as well as increased regulation of mortgage lending practices.

Seasonality

Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate

Our consolidated effective tax rate in 2012, 2011 and 2010 was 34.35%, 37.65% and 36.10%, respectively. During 2012, we reduced our provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with and an audit by certain taxing authorities during 2012 which led us to update our evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled. See Note 9 in the accompanying consolidated financial statements herein for further discussion of income taxes.

Recent Accounting Pronouncements Pending Adoption

There have not been any pronouncements issued but not yet implemented that we believe will have a material impact on our financial statements.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the “Notes”) under the Shelf. The Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Notes resulted in aggregate net proceeds of approximately $593,900, after deducting offering expenses. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. The Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Notes does not contain any financial covenants, however, it does contain, among other items, and subject to certain exceptions, covenants that restrict the Company’s ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. The proceeds from the Notes issuance are intended to be used for general corporate purposes, which may include repurchases of our common shares.

Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On August 1, 2012, NVRM entered into a repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (“Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 31, 2013.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2012. At December 31, 2012, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2012. For the year ended December 31, 2012, we repurchased 285,495 shares of our common stock at an aggregate purchase price of approximately $227,300. As of December 31, 2012, we had approximately $392,600 available under two board approved repurchase authorizations.

Cash Flows

For the year ended December 31, 2012, cash and cash equivalents increased by $672,713. Net cash provided by operating activities was $264,384. Cash was provided by homebuilding operations and by an approximate $63,400 decrease in mortgage loans held for sale. In addition, cash was provided by an increase of $110,396 in accounts payable, accrued expenses and customer deposits in 2012 compared to 2011. Payables were higher due primarily to an increase in our inventory levels. The increase in accrued expenses and customer deposits were attributable to increased management incentive accruals associated with our improved financial results and an increase in customer deposits associated with increased sales volume. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $97,750, as a result of an increase in the units under construction at the end of 2012 compared to the same period in 2011. In addition, cash was used to fund the $53,942 increase in contract land deposits year over year. Investing activities during 2012 used net cash of $22,611, primarily as a result of the acquisition of substantially all of the assets of Heartland Homes on December 31, 2012 (see Note 14 to the accompanying consolidated financial statements included herein for additional discussion of the acquisition). In addition, cash was used for the purchase of property, plant and equipment totaling $12,365 during 2012. These uses of cash from investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash provided by financing activities was $430,940, due primarily to the receipt of $593,866 in net proceeds from the issuance of the Notes and $73,211 in proceeds from stock option exercises. During 2012, we spent $227,281 to repurchase 285,495 shares of our common stock under our ongoing common stock repurchase program as discussed above. In addition, cash was used in the repayment of $21,910 of loans assumed in the acquisition of Heartland Homes.

For the year ended December 31, 2011, cash and cash equivalents decreased by $712,956. Net cash provided by operating activities was $1,463. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $99,527, as a result of an increase in the units under construction at the end of 2011 compared to the same period in 2010. In addition, cash was used to fund the $42,385 increase in contract land deposits year over year. The presentation of operating cash flows was reduced by $22,835, which is the amount of the excess tax benefit realized from stock option exercises and deferred compensation plan distributions during 2011 and credited directly to additional paid in capital. Investing activities during 2011 used net cash of $61,866, primarily as a result of our investment in a joint venture with Morgan Stanley Real Estate Investing of $61,250. In addition, cash was used to purchase $11,444 in property, plant and equipment during 2011. These uses of cash from investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash used by financing activities was $652,553. During 2011, we spent approximately $689,300 to repurchase 1,017,588 shares of our common stock under our ongoing common stock repurchase program as discussed above. In addition, cash was used in the repayment of approximately $90,000 of the outstanding NVRM repurchase facility due to our decision to substantially reduce the available credit capacity under the Repurchase Agreement. These uses of cash from financing activities were offset partially by equity-based activity which provided stock option exercise proceeds of $106,999 and the realization of $22,835 in excess income tax benefits from stock option exercises and deferred compensation plan distributions.

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

At December 31, 2012, 2011 and 2010, the homebuilding segment had restricted cash of approximately $19,661, $19,119 and $22,889, respectively, which is included in “Other assets” on the accompanying consolidated balance sheets. The restricted cash balances relate to holding requirements for outstanding letters of credit issued under our letter of credit agreement. In addition, restricted cash relates to customer deposits for certain home sales.

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

At December 31, 2012, we controlled approximately 58,500 lots through lot purchase agreements, joint ventures and land under development, with an aggregate purchase price of approximately $5,100,000. These lots are controlled by making or committing to make deposits of approximately $308,900 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to our $259,900 deposit paid, plus the additional $49,000 referred to below. Of the $308,900 deposit total, approximately $256,600 was in cash and approximately $3,300 was in letters of credit which had been issued as of December 31, 2012. The remaining balance of approximately $49,000 relates to deposits to be paid subsequent to December 31, 2012 assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2012, we had recorded an impairment valuation allowance of approximately $65,000 related to certain cash deposits currently outstanding. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to the consolidation of variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $47,100 of contingent obligations under such agreements as of December 31, 2012 (inclusive of the $3,300 of lot acquisition deposits in the form of letters of credit discussed above). We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2012, there were contractual commitments to extend credit to borrowers aggregating $138,865 and open forward delivery contracts aggregating $305,322. Please refer to Note 12 in the accompanying consolidated financial statements for a description of our fair value accounting.

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2012, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$600,000	$—	$—	$—	$600,000
Interest on debt (a)	237,329	24,095	47,400	47,400	118,434
Capital lease (b)	820	703	117	—	—
Operating leases (c)	72,354	19,720	24,861	15,787	11,986
Purchase obligations (d)	48,982	*	*	*	*
Executive Officer employment contracts (e)	5,535	1,845	3,690	—	—
Other long-term liabilities (f)	42,337	41,875	462	—	—
Uncertain tax positions (g)	26,159	*	*	*	*

Total	$1,033,516	$88,238	$76,530	$63,187	$730,420

(a)	See Note 7 in the accompanying consolidated financial statements for additional information regarding the 3.95% Senior Notes due 2022.
(b)	The present value of this obligation is included on the consolidated balance sheets. See Note 7 in the accompanying consolidated financial statements for additional information regarding capital lease obligations.
(c)	See Note 11 in the accompanying consolidated financial statements for additional information regarding operating leases.

(d)	Amount represents required payments of forfeitable deposits with land developers under existing, fixed price purchase agreements, assuming that contractual development milestones are met by the developers. We expect to make all payments of these deposits within the next three years, but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.
(e)	We have entered into employment agreements with our four executive officers. Each of the agreements expires on January 1, 2016 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of NVR’s Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $100 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.
(f)	Amounts represent payments due under incentive compensation plans and are included on the accompanying consolidated balance sheets, approximately $2,538 of which is recorded in the Mortgage Banking “Accounts payable and other liabilities” line item, and the remainder in the Homebuilding “Accrued expenses and other liabilities” line item.
(g)	Due to the nature of the uncertain tax positions, we are unable to make a reasonable estimate as to the period of settlement with the respective taxing authorities.

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

At December 31, 2012, we had approximately $68,300 in land under development in three separate communities. In addition, at December 31, 2012, we had an aggregate investment totaling approximately $82,900 in four separate JVs that controlled land under development. None of the three communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at December 31, 2012. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2012 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Excess Reorganization Value

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value, the portion of our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2012 consolidated balance sheet to be adequate (see Note 11 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the December 31, 2012 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Impact of Inflation, Changing Prices and Economic Conditions

See Risk Factors included in Item 1A herein. See also the discussion above under Overview of Current Business Environment.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments and debt obligations. Interest rate risk results from the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. We have no market rate sensitive instruments held for speculative or trading purposes.

Our homebuilding segment is exposed to interest rate risk as it relates to its debt obligations. In September 2012, we issued $600,000 of 3.95% Senior Notes due 2022 (the “Notes”). The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. We generally have no obligation to prepay the Notes prior to maturity, and thus interest rate fluctuations should not have a significant impact on our fixed-rate debt.

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

NVRM has available a mortgage Repurchase Agreement, which provides for loan repurchases up to $25,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. At December 31, 2012 there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2012. The table does not include the debt of our consolidated joint venture as it is non-recourse to us. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement would also be assumed to mature in the first year.

Maturities (000’s)

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$190,826	—	—	—	—	—	$190,826	$188,929
Average interest rate	3.3%	—	—	—	—	—	3.3%
Interest rate sensitive liabilities:
Variable rate repurchase agreement	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—
Other:
Forward trades of mortgage-backed securities (a)	$490	—	—	—	—	—	$490	$490
Forward loan commitments (a)	$(1,094)	—	—	—	—	—	$(1,094)	$(1,094)
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$1,082,848	—	—	—	—	—	$1,082,848	$1,082,848
Average interest rate	0.2%	—	—	—	—	—	0.2%
Interest rate sensitive liabilities:
Fixed rate obligations (b)	$642	$115	$—	$—	$—	$600,000	$600,757	$618,757
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.
(b)	The $600,000 maturing thereafter relates to the 3.95% Senior Notes due 2022.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

Daniel D. Malzahn has been named as the Vice President, Chief Financial Officer and Treasurer of NVR, Inc. effective February 20, 2013, replacing Dennis M. Seremet upon Mr. Seremet’s retirement from NVR on February 19, 2013. Mr. Seremet’s intention to retire was disclosed on a Form 8-K, filed with the Securities and Exchange Commission on May 10, 2012 which is incorporated herein by reference.

Mr. Malzahn, age 43, started his career at KPMG LLP after graduating from James Madison University in 1992. He joined NVR in 1994 and served as an Internal Auditor until 1995, a Financial Analyst from 1995 until 2000, the Manager of Business Planning from 2000 until 2004 and NVR’s Vice President of Planning and Investor Relations from February 1, 2004 until February 2013.

On February 19, 2013, the Company entered into an employment agreement with Mr. Malzahn for a term ending on January 1, 2016. Pursuant to the agreement, Mr. Malzahn is entitled to a minimum base salary of $350,000. A copy of Mr. Malzahn’s employment agreement is attached as Exhibit 10.8 to this Form 10-K, and is incorporated herein by reference. Mr. Malzahn will participate in the 2013 Named Executive Officer Annual Incentive Compensation Plan as described in Exhibit 10.24, attached to this Form 10-K and incorporated herein by reference. His maximum potential payout under the 2013 Named Executive Officer Annual Incentive Compensation Plan is equal to 100% of his base salary. Mr. Malzahn will also receive a grant of 14,000 non-qualified fixed-priced stock options from the NVR, Inc. 2010 Equity Incentive Plan, which was filed as Exhibit 10.1 to NVR’s Form S-8 (No. 333-166512) filed on May 4, 2010 and is incorporated herein by reference. The equity grant to Mr. Malzahn will be issued pursuant to the Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

NVR’s employment agreements with Mssrs. Bredow and Henley were amended on February 19, 2013 to increase the payments due them upon retirement, termination without cause or voluntary termination within one year after a change in control from 50% of annual base salary to 100% of annual base salary. The amendments to the employment agreements for Mssrs. Bredow and Henley are attached to this Form 10-K as Exhibits 10.7 and 10.5, respectively, and are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2013. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11.	Executive Compensation.

Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2013.

Equity Compensation Plan Information

The table below sets forth information as of the end of our 2012 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	488,484	$591.92	172,107
Equity compensation plans not approved by security holders	233,213	$622.77	—

Total	721,697	$601.89	172,107

(1)	This category includes the restricted share units (“RSUs”) authorized by the 2010 Equity Incentive Plan, which was approved by our shareholders at the May 4, 2010 Annual Meeting. At December 31, 2012, there are 82,619 RSUs outstanding, issued at a $0 exercise price. Of the total 172,107 shares remaining available for future issuance, up to 83,967 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans excluding outstanding RSUs was $712.41.

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

Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2013.

Item 14.	Principal Accountant Fees and Services.

Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc.—Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. (“NVR”). Filed as Exhibit 3.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fifth Supplement Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association. Filed as Exhibit 4.1 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

4.4	Form of Global Note filed as Exhibit 4.2 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

10.1*	Employment Agreement between NVR, Inc. and Paul C. Saville dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Dennis M. Seremet dated December 21, 2010. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.3*	Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.4*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.5*	Amendment No. 2 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed herewith.

10.6*	Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.7*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed herewith.

10.8*	Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated February 19, 2013. Filed herewith.

10.9*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.10*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.11*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.12*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.13*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.14*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.15*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.16*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.17*	The NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 (No. 333-166512) filed on May 4, 2010 and incorporated herein by reference.

10.18*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.19*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.20*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.3 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.21*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.22*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.23*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.24*	Summary of 2013 Named Executive Officer annual incentive compensation plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar Dwight C. Schar	Chairman	February 19, 2013

/s/ C. E. Andrews C. E. Andrews	Director	February 19, 2013

/s/ Robert C. Butler Robert C. Butler	Director	February 19, 2013

/s/ Timothy M. Donahue Timothy M. Donahue	Director	February 19, 2013

/s/ Thomas D. Eckert Thomas D. Eckert	Director	February 19, 2013

/s/ Alfred E. Festa Alfred E. Festa	Director	February 19, 2013

/s/ Manuel H. Johnson Manuel H. Johnson	Director	February 19, 2013

/s/ Melquiades R. Martinez Melquiades R. Martinez	Director	February 19, 2013

/s/ William A. Moran William A. Moran	Director	February 19, 2013

/s/ David A. Preiser David A. Preiser	Director	February 19, 2013

/s/ W. Grady Rosier W. Grady Rosier	Director	February 19, 2013

/s/ John M. Toups John M. Toups	Director	February 19, 2013

/s/ Paul W. Whetsell Paul W. Whetsell	Director	February 19, 2013

/s/ Paul C. Saville Paul C. Saville	Principal Executive Officer	February 19, 2013

/s/ Dennis M. Seremet Dennis M. Seremet	Principal Financial Officer	February 19, 2013

/s/ Eugene J. Bredow Eugene J. Bredow	Principal Accounting Officer	February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 19, 2013

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Homebuilding:
Cash and cash equivalents	$1,139,103	$475,566
Receivables	9,421	6,789
Inventory:
Lots and housing units, covered under sales agreements with customers	515,498	363,833
Unsold lots and housing units	81,932	82,578
Land under development	68,336	78,045
Manufacturing materials and other	12,365	8,694

	678,131	533,150
Assets related to consolidated variable interest entity	15,626	20,182
Contract land deposits, net	191,538	131,930
Property, plant and equipment, net	27,016	23,243
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill	441	—
Finite-lived intangible assets	8,778	—
Deferred tax assets, net	145,618	155,881
Other assets	125,018	112,997

	2,382,270	1,501,318

Mortgage Banking:
Cash and cash equivalents	13,498	4,766
Mortgage loans held for sale, net	188,929	252,352
Property and equipment, net	2,465	1,694
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	10,333	12,008

	222,572	278,167

Total assets	$2,604,842	$1,779,485

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$163,446	$125,649
Accrued expenses and other liabilities	234,804	185,423
Liabilities related to consolidated variable interest entity	2,180	1,013
Non-recourse debt related to consolidated variable interest entity	4,574	4,983
Customer deposits	99,687	61,223
Senior notes	598,988	—

	1,103,679	378,291

Mortgage Banking:
Accounts payable and other liabilities	20,686	26,395

	20,686	26,395

Total liabilities	1,124,365	404,686

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 shares issued as of both December 31, 2012 and 2011	206	206
Additional paid-in-capital	1,169,699	1,072,779
Deferred compensation trust—152,223 and 152,964 shares of NVR, Inc. common stock as of December 31, 2012 and 2011, respectively	(25,331)	(25,581)
Deferred compensation liability	25,331	25,581
Retained earnings	4,339,080	4,158,492
Less treasury stock at cost—15,642,068 and 15,578,565 shares as of December 31, 2012 and 2011, respectively	(4,028,508)	(3,856,678)

Total shareholders’ equity	1,480,477	1,374,799

Total liabilities and shareholders’ equity	$2,604,842	$1,779,485

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Homebuilding:
Revenues	$3,121,244	$2,611,195	$2,980,758
Other income	3,486	4,301	9,299
Cost of sales	(2,575,639)	(2,165,625)	(2,438,292)
Selling, general and administrative	(301,184)	(264,266)	(257,394)

Operating income	247,907	185,605	294,371
Interest expense	(6,983)	(1,017)	(4,903)

Homebuilding income	240,924	184,588	289,468

Mortgage Banking:
Mortgage banking fees	63,406	47,954	61,134
Interest income	4,504	5,702	5,411
Other income	564	456	767
General and administrative	(33,775)	(30,249)	(33,261)
Interest expense	(546)	(875)	(1,126)

Mortgage banking income	34,153	22,988	32,925

Income before taxes	275,077	207,576	322,393
Income tax expense	(94,489)	(78,156)	(116,388)

Net income	$180,588	$129,420	$206,005

Basic earnings per share	$36.04	$23.66	$34.96

Diluted earnings per share	$35.12	$23.01	$33.42

Basic weighted average shares outstanding	5,011	5,469	5,893

Diluted weighted average shares outstanding	5,142	5,624	6,165

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2009	$206	$830,531	$3,823,067	$(2,896,542)	$(40,799)	$40,799	$1,757,262
Net income	—	—	206,005	—	—	—	206,005
Deferred compensation activity	—	—	—	—	13,217	(13,217)	—
Purchase of common stock for treasury	—	—	—	(417,079)	—	—	(417,079)
Equity-based compensation	—	53,136	—	—	—	—	53,136
Tax benefit from equity benefit plan activity	—	63,558	—	—	—	—	63,558
Proceeds from stock options exercised	—	77,492	—	—	—	—	77,492
Treasury stock issued upon option exercise and restricted share vesting	—	(73,483)	—	73,483	—	—	—

Balance, December 31, 2010	206	951,234	4,029,072	(3,240,138)	(27,582)	27,582	1,740,374
Net income	—	—	129,420	—	—	—	129,420
Deferred compensation activity	—	—	—	—	2,001	(2,001)	—
Purchase of common stock for treasury	—	—	—	(689,302)	—	—	(689,302)
Equity-based compensation	—	64,473	—	—	—	—	64,473
Tax benefit from equity benefit plan activity	—	22,835	—	—	—	—	22,835
Proceeds from stock options exercised	—	106,999	—	—	—	—	106,999
Treasury stock issued upon option exercise and restricted share vesting	—	(72,762)	—	72,762	—	—	—

Balance, December 31, 2011	206	1,072,779	4,158,492	(3,856,678)	(25,581)	25,581	1,374,799
Net income	—	—	180,588	—	—	—	180,588
Deferred compensation activity	—	—	—	—	250	(250)	—
Purchase of common stock for treasury	—	—	—	(227,281)	—	—	(227,281)
Equity-based compensation	—	64,841	—	—	—	—	64,841
Tax benefit from equity benefit plan activity	—	14,319	—	—	—	—	14,319
Proceeds from stock options exercised	—	73,211	—	—	—	—	73,211
Treasury stock issued upon option exercise and restricted share vesting	—	(55,451)	—	55,451	—	—	—

Balance, December 31, 2012	$206	$1,169,699	$4,339,080	$(4,028,508)	$(25,331)	$25,331	$1,480,477

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$180,588	$129,420	$206,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,100	6,672	7,263
Excess income tax benefit from equity-based compensation	(14,319)	(22,835)	(63,558)
Equity-based compensation expense	64,841	64,473	53,136
Contract land deposit (recoveries) impairments	(2,003)	11,241	4,264
Gain on sale of loans	(47,019)	(34,632)	(46,225)
Gain on sale of fixed assets	(31)	(217)	(167)
Deferred tax expense	11,843	23,732	13,558
Mortgage loans closed	(2,016,084)	(1,754,655)	(2,109,505)
Proceeds from sales of mortgage loans	2,122,749	1,716,966	2,011,765
Principal payments on mortgage loans held for sale	2,690	4,271	2,554
Distribution of earnings from unconsolidated joint ventures	4,232	2,347	1,307
Net change in assets and liabilities:
Increase in inventory	(97,750)	(99,527)	(8,783)
Increase in contract land deposits	(53,942)	(42,385)	(53,866)
(Increase) decrease in receivables	(2,522)	465	1,532
Increase (decrease) in accounts payable, accrued expenses and customer deposits	110,396	(2,977)	56,752
Other, net	(7,385)	(896)	(20,644)

Net cash provided by operating activities	264,384	1,463	55,388

Cash flows from investing activities:
Purchase of marketable securities	—	—	(150,000)
Redemption of marketable securities at maturity	—	—	369,535
Investments in and advances to unconsolidated joint ventures	(1,000)	(61,600)	(2,000)
Distribution of capital from unconsolidated joint ventures	4,692	10,653	1,193
Purchase of property, plant and equipment	(12,365)	(11,444)	(6,943)
Proceeds from the sale of property, plant and equipment	319	525	655
Acquisition, net of cash acquired	(14,257)	—	—

Net cash (used in) provided by investing activities	(22,611)	(61,866)	212,440

Cash flows from financing activities:
Purchase of treasury stock	(227,281)	(689,302)	(417,079)
Net (repayments) borrowings under note payable and credit lines	(856)	(90,476)	77,579
Repayments on loans assumed in acquisition	(21,910)	—	—
Repayments under non-recourse debt related to consolidated variable interest entity	(6,566)	(7,958)	(4,167)
Borrowings under non-recourse debt related to consolidated variable interest entity	6,157	5,349	11,759
Excess income tax benefit from equity-based compensation	14,319	22,835	63,558
Proceeds from issuance of Senior Notes due 2022	598,962	—	—
Debt issuance costs for Senior Notes due 2022	(5,096)	—	—
Redemption of Senior Notes due 2010	—	—	(133,370)
Proceeds from the exercise of stock options	73,211	106,999	77,492

Net cash provided by (used in) financing activities	430,940	(652,553)	(324,228)

Net increase (decrease) in cash and cash equivalents	672,713	(712,956)	(56,400)
Cash and cash equivalents, beginning of the year	480,794	1,193,750	1,250,150

Cash and cash equivalents, end of the year	$1,153,507	$480,794	$1,193,750

(Continued)

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$1,041	$2,000	$5,805

Income taxes paid during the year, net of refunds	$59,604	$49,763	$40,669

Supplemental disclosures of non-cash activities:
Increase in assets in connection with acquisition	$55,759	$—	$—
Increase in liabilities in connection with acquisition	$41,502	$—	$—
Investment in newly formed consolidated joint venture	$—	$—	$(25,214)

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates the estimates used to prepare the consolidated financial statements and updates those estimates as necessary. In general, the Company’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to 2012 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2012, $906 of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $19,661 and $19,119 at December 31, 2012 and 2011, respectively. Restricted cash in both 2012 and 2011 was attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 11 herein. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.

The mortgage banking segment had restricted cash of $2,089 and $1,373 at December 31, 2012 and 2011, respectively, which included amounts collected from customers for in process loans and at closing for mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.

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

For the year ended December 31, 2012, the Company recognized a pre-tax recovery of approximately $2,000 of contract land deposits previously determined to be uncollectible. For the years ended December 31, 2011 and 2010, the Company incurred pre-tax charges of approximately $11,200 and $4,300, respectively, related to the impairment of contract land deposits. These impairment charges and recoveries were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $65,000 and $70,300 impairment valuation allowance at December 31, 2012 and 2011, respectively.

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

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed its annual assessment of impairment and management determined that there was no impairment of excess reorganization value.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc. The acquisition resulted in the Company recording finite-lived intangible assets and goodwill in the amounts of $8,778 and $441, respectively, based on the preliminary purchase price allocation. The finite-lived intangible assets will be amortized on a straight-line basis over a weighted average life of 6 years. See Note 14 herein for additional information regarding the acquisition.

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

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. NVR sells all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from origination. All of the loans that the Company originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. The Company maintains an allowance for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that it has originated and sold. The allowance is calculated based on an analysis of historical experience and exposure (see Note 13 herein for further information).

Mortgage loans held for sale are recorded at fair value at closing and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2012, there were contractual commitments to extend credit to borrowers aggregating $138,865, and open forward delivery sale contracts aggregating $305,322. See Note 12 herein for a description of our fair value accounting calculation.

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average number of shares outstanding used to calculate basic EPS	5,011,058	5,469,159	5,893,105
Dilutive securities:
Stock options and restricted share units	130,471	154,658	271,512

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	5,141,529	5,623,817	6,164,617

The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of tax benefits that would be credited or charged to additional paid-in-capital assuming exercise of the stock option or vesting of the restricted share unit. The assumed amount credited to additional paid-in-capital equals the tax benefit from assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement.

Stock options and restricted share units issued under equity benefit plans to purchase 194,416; 467,367 and 443,565 shares of common stock were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Revenues—Homebuilding Operations

NVR builds single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis for the ultimate customer. Revenues are recognized at the time the unit is settled and title passes to the customer, adequate cash payment has been received and there is no continuing involvement. In situations where the buyer’s financing is originated by NVR Mortgage Finance, Inc. (“NVRM”), a wholly-owned subsidiary of NVR, and the buyer has not made an adequate initial or continuing investment as prescribed by GAAP, the profit on such settlement is deferred until the sale of the related loan to a third-party investor has been completed.

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

ASC 740-10, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of income. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of the taxing authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, by expiration of the applicable statute of limitation, or by determination in accordance with certain states’ administrative practices that the uncertain tax position has been effectively settled (see Note 9 herein for further information).

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

Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

There have not been any pronouncements issued and implemented during 2012 that had a material impact on our consolidated financial statements.

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and, as of January 1, 2013, Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois, Kentucky and Tennessee. The Fox Ridge Homes product is sold solely in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. The NVHomes product is sold in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. The Heartland Homes product is sold in the Pittsburgh, PA metropolitan area. NVR derived approximately 47% of its 2012 homebuilding revenues in the Washington, D.C. and Baltimore, MD metropolitan areas.

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

Homebuilding Mid Atlantic—Virginia, West Virginia, Maryland, Delaware and Washington, D.C.

Homebuilding North East—New Jersey and eastern Pennsylvania

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Homebuilding Mid East—Kentucky, New York, Ohio, western Pennsylvania, Indiana and Illinois

Homebuilding South East—North Carolina, South Carolina, Florida and Tennessee

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. In addition, certain assets including goodwill and intangible assets, and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are not included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a capital allocation charge.

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

Following are tables presenting segment revenues, profit, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Homebuilding Mid Atlantic	$1,877,905	$1,582,826	$1,780,521
Homebuilding North East	278,715	221,146	287,561
Homebuilding Mid East	630,367	549,384	632,377
Homebuilding South East	334,257	257,839	280,299
Mortgage Banking	63,406	47,954	61,134

Total consolidated revenues	$3,184,650	$2,659,149	$3,041,892

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Profit:
Homebuilding Mid Atlantic	$189,089	$148,373	$209,496
Homebuilding North East	21,529	13,463	25,090
Homebuilding Mid East	39,847	27,194	56,882
Homebuilding South East	20,674	14,162	10,870
Mortgage Banking	38,135	26,102	35,704

Total segment profit	309,274	229,294	338,042

Contract land deposit reserve adjustment (1)	5,333	(2,878)	16,206
Equity-based compensation expense (2)	(64,841)	(64,473)	(53,136)
Corporate capital allocation (3)	91,507	71,226	65,971
Unallocated corporate overhead (4)	(70,258)	(45,355)	(55,992)
Consolidation adjustments and other	10,858	20,477	15,848
Corporate interest expense (5)	(6,796)	(715)	(4,546)

Reconciling items sub-total	(34,197)	(21,718)	(15,649)

Consolidated income before taxes	$275,077	$207,576	$322,393

	As of December 31,
	2012	2011	2010
Assets:
Homebuilding Mid Atlantic	$726,335	$626,157	$492,148
Homebuilding North East	64,568	55,948	35,827
Homebuilding Mid East	166,859	94,593	78,246
Homebuilding South East	85,521	63,263	43,041
Mortgage Banking	215,225	270,820	196,441

Total segment assets	1,258,508	1,110,781	845,703

Consolidated variable interest entity	15,626	20,182	22,371
Cash and cash equivalents	1,139,103	475,566	1,190,731
Deferred taxes	145,618	155,881	184,930
Intangible assets and goodwill	58,146	48,927	48,927
Contract land deposit reserve	(65,039)	(70,333)	(73,517)
Consolidation adjustments and other	52,880	38,481	40,916

Reconciling items sub-total	1,346,334	668,704	1,414,358

Consolidated assets	$2,604,842	$1,779,485	$2,260,061

	Year Ended December 31,
	2012	2011	2010
Interest Income:
Mortgage Banking	$4,504	$5,702	$5,411

Total segment interest income	4,504	5,702	5,411
Other unallocated interest income	1,388	3,202	5,301

Consolidated interest income	$5,892	$8,904	$10,712

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Interest Expense:
Homebuilding Mid Atlantic	$59,310	$48,971	$45,082
Homebuilding North East	8,196	5,776	5,936
Homebuilding Mid East	15,043	11,080	9,669
Homebuilding South East	9,145	5,701	5,641
Mortgage Banking	546	875	1,126

Total segment interest expense	92,240	72,403	67,454
Corporate capital allocation	(91,507)	(71,226)	(65,971)
Senior notes and other interest	6,796	715	4,546

Consolidated interest expense	$7,529	$1,892	$6,029

Depreciation and Amortization:
Homebuilding Mid Atlantic	$3,886	$3,353	$3,369
Homebuilding North East	631	409	515
Homebuilding Mid East	1,473	1,398	1,224
Homebuilding South East	808	729	758
Mortgage Banking	397	295	362

Total segment depreciation and amortization	7,195	6,184	6,228
Unallocated corporate	905	488	1,035

Consolidated depreciation and amortization	$8,100	$6,672	$7,263

Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$3,595	$3,784	$2,165
Homebuilding North East	1,703	424	440
Homebuilding Mid East	1,886	5,611	2,247
Homebuilding South East	1,260	369	583
Mortgage Banking	1,169	1,049	883

Total segment expenditures for property and equipment	9,613	11,237	6,318
Unallocated corporate	2,752	207	625

Consolidated expenditures for property and equipment	$12,365	$11,444	$6,943

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	The increase in equity-based compensation expense in 2011 compared to 2010 was due to recognizing a full year of expense in 2011 related to non-qualified stock options and restricted share units granted in the second quarter of 2010 under the 2010 Equity Incentive Plan. In addition, equity based compensation in 2010 was reduced as a result of an adjustment to option forfeiture estimates based on our actual forfeiture experience (see Note 10 herein for further discussion).
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Homebuilding Mid Atlantic	$59,144	$48,697	$44,758
Homebuilding North East	8,187	5,763	5,926
Homebuilding Mid East	15,039	11,074	9,657
Homebuilding South East	9,137	5,692	5,630

Total	$91,507	$71,226	$65,971

(4)	The increase in unallocated corporate overhead in 2012 from 2011 was attributable to increased management incentive costs year over year. The decrease in unallocated corporate overhead in 2011 from 2010 was attributable to decreased management incentive costs year over year.
(5)	The increase in corporate interest expense in 2012 from 2011 was attributable to the issuance of 3.95% Senior Notes due 2022 in the third quarter of 2012. The decrease in corporate interest expense in 2011 from 2010 was attributable to the redemption upon maturity of the outstanding 5% Senior Notes due 2010 in the second quarter of 2010 and the termination of the working capital credit facility in the fourth quarter of 2010.

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

As of December 31, 2012, NVR controlled approximately 53,200 lots with deposits in cash and letters of credit totaling approximately $256,600 and $3,300, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
Contract land deposits	$256,577	$202,263
Loss reserve on contract land deposits	(65,039)	(70,333)

Contract land deposits, net	191,538	131,930
Contingent obligations in the form of letters of credit	3,338	3,228
Contingent specific performance obligations (1)	7,047	8,526

Total risk of loss	$201,923	$143,684

(1)	At December 31, 2012 and 2011, the Company was committed to purchase 71 and 92 finished lots under specific performance obligations, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). The Company’s JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At December 31, 2012, the Company had an aggregate investment totaling approximately $82,900 in four JVs that are expected to produce approximately 7,400 finished lots, of which approximately 2,800 were not under contract with NVR. In addition, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the four JVs at December 31, 2012. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $74,000 and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at December 31, 2012 and 2011 of the consolidated JV were as follows:

	December 31, 2012	December 31, 2011
Cash	$906	$462
Restricted cash	505	503
Other assets	833	125
Land under development	13,382	19,092

Total assets	$15,626	$20,182

Debt	$4,574	$4,983
Accrued expenses	935	108
Equity	10,117	15,091

Total liabilities and equity	$15,626	$20,182

At December 31, 2011, the Company had an aggregate investment totaling approximately $89,500 in four JVs that were expected to produce approximately 6,700 finished lots. In addition, at December 31, 2011, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the four JVs.

Distributions received from joint ventures are considered operating cash flows within the accompanying statements of cash flows to the extent of NVR’s cumulative share of joint venture income. Any distributions received in excess of that amount are considered a return of capital, and are classified as cash flows from investing activities.

4.	Land Under Development

As of December 31, 2012, NVR directly owned three separate raw parcels of land with a carrying value of $68,336 that it intends to develop into approximately 700 finished lots for use in its homebuilding operations. The Company capitalizes interest costs to land under development during the

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

active development of finished lots. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. Interest cost incurred for the year ended December 31, 2012 was approximately $7,900 of which approximately $890 was capitalized. None of the raw parcels had any indicators of impairment as of December 31, 2012. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. As of December 31, 2011, NVR directly owned three separate raw parcels of land with a carrying value of approximately $78,000 and expected to produce approximately 800 finished lots.

5.	Related Party Transactions

During the year ended December 31, 2012, NVR entered into new forward lot purchase agreements to purchase finished building lots for a total purchase price of approximately $49,000 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of our directors, Mr. Moran. The independent members of our Board approved these transactions. During 2012, 2011 and 2010, NVR purchased developed lots at market prices from Elm Street for approximately $54,600, $36,100 and $54,600, respectively. The Company also continues to control a parcel of raw land expected to yield at least 1,500 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any additional capital contributions to that joint venture in 2012 or 2011. Further, during 2010, NVR also purchased a zoned, unimproved raw parcel of land from Elm Street for a total purchase price of approximately $49,000 which is expected to produce approximately 600 finished lots. During 2012, 2011 and 2010, the Company paid Elm Street approximately $143, $143 and $36, respectively, to manage the development of that property. As of December 31, 2012, approximately $48,000 in costs related to the purchase and development of this property were recorded in “Land under development” on the accompanying consolidated balance sheet.

6.	Property, Plant and Equipment, net

	December 31,
	2012	2011
Homebuilding:
Office facilities and other	$18,040	$14,584
Model home furniture and fixtures	18,330	16,950
Manufacturing facilities	35,983	33,373
Property under capital leases	3,976	3,976

	76,329	68,883
Less: accumulated depreciation	(49,313)	(45,640)

	$27,016	$23,243

Mortgage Banking:
Office facilities and other	$5,856	$4,833
Less: accumulated depreciation	(3,391)	(3,139)

	$2,465	$1,694

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 7 herein.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

7.	Debt

	December 31,
	2012	2011
Homebuilding:
Other term debt:
Capital lease obligations due in monthly installments through 2014 (a)	$757	$1,613

Senior notes (b)	$598,988	$—

Mortgage Banking:
Master repurchase agreement (c)	$—	$—

(a)	The capital lease obligation has a fixed interest rate of 13.0% and is collateralized by buildings and equipment with a net book value of approximately $309 and $495 at December 31, 2012 and 2011, respectively.

The following schedule provides future minimum lease payments under the capital lease together with the present value as of December 31, 2012:

Year Ending December 31,
2013	$703
2014	117
2015	—
2016	—
2017	—
Thereafter	—

820
Amount representing interest	(63)

$757

(b)	On September 10, 2012, NVR completed an offering for $600,000 of 3.95% Senior Notes due 2022 (the “Notes”) under a shelf registration statement filed on September 5, 2012 with the Securities and Exchange Commission (the “SEC”). The Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. The Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Notes has, among other items, and subject to certain exceptions, covenants that restrict the Company’s ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(c)	On August 1, 2012, NVRM entered into a revolving mortgage repurchase agreement with U.S. Bank National Association (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub limits. The Repurchase Agreement expires on July 31, 2013.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. At both December 31, 2012 and 2011, there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations at December 31, 2012.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2012.

* * * * *

Maturities with respect to the Company’s debt as of December 31, 2012 are as follows:

Year Ending December 31,
2013	$642
2014	115
2015	—
2016	—
2017	—
Thereafter	600,000

Total	$600,757

8.	Common Stock

There were 4,914,130 and 4,977,633 common shares outstanding at December 31, 2012 and 2011, respectively. As of December 31, 2012, NVR had reacquired a total of approximately 22,700,000 shares of NVR common stock at an aggregate cost of approximately $4,754,000 since December 31, 1993. The Company repurchased 285,495 shares at an aggregate purchase price of approximately $227,300 during 2012. The Company repurchased 1,017,588 shares at an aggregate purchase price of approximately $689,300 during 2011 and repurchased 644,562 shares at an aggregate purchase price of approximately $417,100 during 2010.

Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 7,062,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 221,992; 333,380 and 359,765 such shares during 2012, 2011 and 2010, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

9.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$76,599	$45,112	$96,449
State	3,066	8,004	12,468
Deferred:
Federal	13,086	21,492	6,352
State	1,738	3,548	1,119

	$94,489	$78,156	$116,388

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$14,319	$22,835	$63,558

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2012	2011
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$77,475	$83,744
Deferred compensation	10,923	10,939
Equity-based compensation expense	26,151	35,417
Inventory	10,914	6,622
Unrecognized tax benefit	22,295	25,594
Other	5,606	4,228

Total deferred tax assets	153,364	166,544
Less: deferred tax liabilities	1,702	2,128

Net deferred tax position	$151,662	$164,416

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes, stock option expense and deferred compensation, which are not currently deductible for tax return purposes.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be $188,362 for the year ended December 31, 2012, and was $79,056 for the year ended December 31, 2011.

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Income taxes computed at the federal statutory rate	$96,277	$72,652	$112,838
State income taxes, net of federal income tax benefit	3,226	7,974	7,731
Other, net	(5,014)	(2,470)	(4,181)

	$94,489	$78,156	$116,388

The Company’s effective tax rate in 2012, 2011 and 2010 was 34.35%, 37.65% and 36.10%, respectively. During 2012, the Company reduced its provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with and an audit by certain taxing authorities during 2012 which led the Company to update its evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of year	$45,049	$44,722
Additions based on tax positions related to the current year	4,185	3,291
Reductions for tax positions of prior years	(8,928)	(2,964)
Settlements	(62)	—

Balance at end of year	$40,244	$45,049

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $26,159.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2012, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $4,116. For the years ended 2011 and 2010, the Company accrued interest on unrecognized tax benefits in the amounts of $2,076 and $573, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

As of December 31, 2012 and 2011, the Company had a total of $20,658 and $24,797, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $4,236 due to statute expiration and effectively settled positions in various state jurisdictions. The Company is currently under audit by the states of Michigan and Pennsylvania.

10.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years, depending upon the plan from which the shares were granted, based solely on continued employment or continued service as a Director. RSUs generally vest in separate tranches over a period of 2 years, based solely on continued employment or continued service as a Director. At December 31, 2012, there was an aggregate of 639,078 options and 82,619 RSUs outstanding, and there were an additional 172,107 available shares to be granted under existing equity-based compensation plans. Of the available shares to be granted, up to 83,967 shares may be granted in the form of RSUs.

The following is a summary description of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2012:

•

During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There were 2,000,000 Options authorized under the Management Long Term Stock Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options expire 10 years after the dates upon which they were granted, and are fully vested as of December 31, 2012. There are no grants remaining available to issue from the 1996 Option Plan.

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

•

During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options were granted for a 10-year period and are fully vested as of December 31, 2012. There are no grants remaining available to issue from the 1998 Directors’ Plan.

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

•

During 2010, the Company’s shareholders approved the Board of Directors’ adoption of the 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Board members, to acquire up to an aggregate 700,000 shares of the Company’s common stock. Of the 700,000 aggregate shares available to issue, up to 240,000 may be granted in the form of RSUs. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and all RSUs are granted at a $0 exercise price. The Options are granted for a 10-year period. The RSUs generally vest annually in 50% increments beginning on December 31, 2011, or later as determined by the date of grant, and the Options generally vest as to 50% of the underlying shares in annual increments beginning on December 31, 2013, or later as determined by the date of grant. At December 31, 2012, there were 172,107 shares available to be granted under the 2010 Equity Plan, of which 83,967 may be granted as RSUs.

During 2012, the Company issued 84,073 Options and 4,585 RSUs under the 2010 Equity Plan. The exercise price of each Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant, and each RSU was granted at a $0 exercise price. Each Option was granted for a term of ten (10) years from the date of grant. The majority of the RSUs

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

granted during 2012 under the 2010 Equity Plan will vest in 50% increments with the beginning vesting dates ranging from December 31, 2013 through December 31, 2016. The majority of the Options granted in 2012 will vest in 25% increments beginning on December 31, 2014. All Options and RSUs granted are subject to the grantee’s continued employment or continued service as a Director, as applicable.

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Stock Options
Outstanding at beginning of period	737,702	$627.08
Granted	84,073	808.53
Exercised	(148,578)	492.75
Forfeited	(34,119)	673.58
Expired	—	—

Outstanding at end of period	639,078	$679.70	7.1	$153,570

Exercisable at end of period	124,763	$531.45	4.3	$48,477

RSUs (1)
Outstanding at beginning of period	154,483
Granted	4,585
Exercised	(73,414)
Forfeited	(3,035)

Outstanding at end of period	82,619			$76,009

Vested at end of period	73,101			$67,253

(1)	RSU grants were issued at a $0 exercise price.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during 2012, 2011 and 2010 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	2012	2011	2010
Estimated option life	4.95 years	4.79 years	5.02 years
Risk free interest rate (range)	0.35% - 1.84%	0.44% - 2.86%	0.99% - 2.84%
Expected volatility (range)	17.71% - 34.43%	31.29% - 37.43%	34.34% - 41.12%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$ 221.45	$ 230.38	$ 256.35

In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the current year was $738.71 per share.

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2012, 2011, and 2010, the Company recognized $64,841, $64,473 and $53,136 in equity-based compensation costs, respectively, and approximately $23,900, $23,600 and $19,200 tax benefit related to equity-based compensation costs, respectively. In 2012, the Company reversed approximately $2,500 in stock-based compensation expense previously recorded to adjust for the actual forfeiture experience from prior forfeiture rate estimates. The reversal was made to the accounts originally charged as follows; approximately $1,950 and $450 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $100 from NVRM general and administrative expense. In 2010, the Company reversed approximately $7,600 in stock-based compensation expense previously recorded to adjust for the actual forfeiture experience. The reversal was made as follows; approximately $6,600 and $400 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $600 from NVRM general and administrative expense.

As of December 31, 2012, the total unrecognized compensation cost for all outstanding Options and RSUs equals approximately $68,973, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2018. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.9 years.

The Company settles option exercises and vesting of RSUs by issuing shares of treasury stock to option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2012, 2011 and 2010, 221,992; 333,380 and 359,765 shares, respectively, were issued from the treasury account for option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised options is as follows:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	2012	2011	2010
Aggregate exercise proceeds (1)	$73,211	$108,322	$78,626
Aggregate intrinsic value on exercise dates	$101,334	$142,381	$165,007

(1)	Aggregate exercise proceeds include the option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2012, 2011 and 2010 was $9,575, $6,616 and $6,567, respectively. The ESOP purchased approximately 9,200 and 9,300 shares of NVR common stock in the open market for the 2012 and 2011 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2012, all shares held by the ESOP had been allocated to participants’ accounts. The 2012 plan year contribution was funded and fully allocated to participants in February 2013.

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

The rabbi trust account held 152,223 and 152,964 shares of NVR common stock as of December 31, 2012 and 2011, respectively. During 2012, 741 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2012 or 2011. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2012, 2011 and 2010.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

11.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, manufacturing facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2012 are as follows:

Year Ending December 31,
2013	$19,720
2014	14,228
2015	10,633
2016	8,490
2017	7,297
Thereafter	11,986

72,354
Sublease income	(631)

$71,723

Total rent expense incurred under operating leases was approximately $33,399, $33,607 and $33,172 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2012, assuming that contractual development milestones are met, the Company is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of $48,982. The Company also has eight specific performance contracts pursuant to which the Company is committed to purchase 71 finished lots at an aggregate purchase price of approximately $7,000.

During the ordinary course of operating the mortgage banking and homebuilding businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $47,100 of contingent obligations under such agreements (including $9,634 for letters of credit issued under an uncommitted, collateralized letter of credit facility) as of December 31, 2012. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Warranty reserve, beginning of year	$64,008	$69,787	$64,417
Provision	41,138	37,040	44,633
Payments	(42,404)	(42,819)	(39,263)

Warranty reserve, end of year	$62,742	$64,008	$69,787

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

In August 2011, the Wage and Hour Division of the DOL notified the Company that it was initiating an investigation to determine the Company’s compliance with the Fair Standards Labor Act (“FSLA”). In the notice, the DOL requested certain information, including payroll data for a two year period and multiple community-specific items related to the Company’s homebuilding operations. The Company has cooperated with this information request and has either provided or made available the information that the DOL has requested. The DOL has investigated the Company’s headquarters, two manufacturing facilities and certain of its operating divisions. The DOL has communicated that it has not found any violations at any of these operations. The DOL appears to have completed its investigation, although, in accordance with DOL practice, NVR has not been formally notified of such. Thus, the

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Company cannot predict whether the DOL will investigate other NVR operations. Further, it is important to understand that under the law, the DOL can investigate other NVR operations or even operations that it has previously audited, either on its own initiative or in response to an employee complaint. The Company believes that its payroll practices are in compliance with the FSLA.

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

Financial Instruments

The estimated fair value of NVR’s 3.95% Senior Notes due 2022 as of December 31, 2012 was $618,000. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $598,988 at December 31, 2012. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2012, there were contractual commitments to extend credit to borrowers aggregating $138,865 and open forward delivery contracts aggregating $305,322.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 38 basis points of the loan amount as of December 31, 2012, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 7% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $188,929 included on the accompanying consolidated balance sheet has been decreased by $1,897 from the aggregate principal balance of $190,826.

The undesignated derivative instruments are included on the accompanying consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value December 31, 2012
Derivative Assets:
Forward sales contracts	NVRM—Other assets	$490

Derivative Liabilities:
Rate lock commitments	NVRM—Accounts payable and other liabilities	$1,094

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The fair value measurement as of December 31, 2012 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$138,865	$(1,384)	$(153)	$443	$—	$(1,094)
Forward sales contracts	$305,322	—	—	—	490	490
Mortgages held for sale	$190,826	(1,997)	(679)	779	—	(1,897)

Total Fair Value Measurement, December 31, 2012		$(3,381)	$(832)	$1,222	$490	$(2,501)

For the years ended December 31, 2012, 2011 and 2010, NVRM recorded fair value adjustment expense of $2,431, $1,080 and $335, respectively. Unrealized losses/gains from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

13.	Mortgage Loan Loss Allowance

During the third quarter of 2012, the Company entered into a settlement agreement with one of our correspondent lenders to pay $7,250 to settle all pending and future repayment and settlement requests for all loans sold to that correspondent lender. The settlement payment reduced the mortgage loan loss allowance. During the years ended December 31, 2012, 2011 and 2010, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $1,300, $5,100 and $6,200, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $6,550 and $12,850 at December 31, 2012 and 2011, respectively.

14.	Acquisition

On December 31, 2012, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Heartland Homes, Inc. (“Heartland”), which operates predominantly in the Pittsburgh, PA market, for $17,000 in cash, of which $2,000 was deferred and is to be paid one half on each December 31, 2013 and 2014, subject to offsets. The Company acquired tangible assets of approximately $47,000, consisting primarily of inventory and assumed liabilities of approximately $39,500 of which approximately $21,900 consisted of construction loans which were repaid at closing. The acquisition did not impact the Company’s sales or settlements in 2012. The preliminary purchase price allocation resulted in identifiable finite-lived intangible assets of $8,778 and goodwill of $441 which is equal to the excess of the purchase price over the fair value of the net assets acquired.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

15.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues-homebuilding operations	$925,363	$854,396	$755,290	$586,195
Gross profit—homebuilding operations	$168,967	$151,960	$130,312	$94,366
Mortgage banking fees	$18,375	$16,241	$14,493	$14,297
Net income	$60,627	$53,000	$46,838	$20,123
Diluted earnings per share	$11.98	$10.33	$8.97	$3.90
Contracts for sale, net of cancellations (units)	2,625	2,558	2,614	3,157
Settlements (units)	2,788	2,656	2,475	1,924
Backlog, end of period (units)	4,979	4,950	5,048	4,909
Loans closed	$642,171	$594,867	$548,871	$420,184

	Year Ended December 31, 2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues-homebuilding operations	$728,808	$696,980	$682,663	$502,744
Gross profit—homebuilding operations	$112,086	$124,598	$124,062	$84,824
Mortgage banking fees	$12,480	$10,496	$13,218	$11,760
Net income	$32,392	$43,409	$38,445	$15,174
Diluted earnings per share	$6.32	$7.98	$6.48	$2.52
Contracts for sale, net of cancellations (units)	2,158	2,218	2,468	2,403
Settlements (units)	2,391	2,255	2,207	1,634
Backlog, end of period (units)	3,676	3,909	3,946	3,685
Loans closed	$520,919	$489,866	$504,116	$353,571