Form 10-Q
period 2013-03-31
NVR INC
filed 2013-04-29
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013 there were 4,981,738 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$1,082,792	$1,139,103
Receivables	14,536	9,421
Inventory:
Lots and housing units, covered under sales agreements with customers	653,799	515,498
Unsold lots and housing units	79,639	81,932
Land under development	96,233	68,336
Manufacturing materials and other	12,179	12,365

	841,850	678,131

Assets related to consolidated variable interest entity	11,436	15,626
Contract land deposits, net	193,216	191,538
Property, plant and equipment, net	27,736	27,016
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	8,819	9,219
Other assets, net	288,525	270,636

	2,510,490	2,382,270

Mortgage Banking:
Cash and cash equivalents	4,396	13,498
Mortgage loans held for sale, net	128,050	188,929
Property and equipment, net	2,833	2,465
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	11,939	10,333

	154,565	222,572

Total assets	$2,665,055	$2,604,842

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$170,129	$163,446
Accrued expenses and other liabilities	193,004	234,804
Liabilities related to consolidated variable interest entity	2,175	2,180
Non-recourse debt related to consolidated variable interest entity	2,539	4,574
Customer deposits	124,862	99,687
Senior notes	599,010	598,988

	1,091,719	1,103,679

Mortgage Banking:
Accounts payable and other liabilities	21,244	20,686

	21,244	20,686

Total liabilities	1,112,963	1,124,365

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,556,198 shares issued as of both March 31, 2013 and December 31, 2012	206	206
Additional paid-in-capital	1,184,961	1,169,699
Deferred compensation trust – 109,623 and 152,223 shares of NVR, Inc. common stock as of March 31, 2013 and December 31, 2012, respectively	(17,864)	(25,331)
Deferred compensation liability	17,864	25,331
Retained earnings	4,374,121	4,339,080
Less treasury stock at cost – 15,559,314 and 15,642,068 shares at March 31, 2013 and December 31, 2012, respectively	(4,007,196)	(4,028,508)

Total shareholders’ equity	1,552,092	1,480,477

Total liabilities and shareholders’ equity	$2,665,055	$2,604,842

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Homebuilding:
Revenues	$750,868	$586,195
Other income	1,026	908
Cost of sales	(624,085)	(491,829)
Selling, general and administrative	(78,413)	(72,176)

Operating income	49,396	23,098
Interest expense	(5,452)	(116)

Homebuilding income	43,944	22,982

Mortgage Banking:
Mortgage banking fees	19,388	14,297
Interest income	955	1,665
Other income	113	76
General and administrative	(9,181)	(7,913)
Interest expense	(114)	(149)

Mortgage banking income	11,161	7,976

Income before taxes	55,105	30,958
Income tax expense	(20,064)	(10,835)

Net income	$35,041	$20,123

Basic earnings per share	$7.04	$3.99

Diluted earnings per share	$6.84	$3.90

Basic weighted average shares outstanding	4,979	5,044

Diluted weighted average shares outstanding	5,122	5,159

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35,041	$20,123
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,772	1,805
Excess income tax benefit from equity-based compensation	(23,099)	(876)
Equity-based compensation expense	8,063	16,440
Contract land deposit recoveries	(1,012)	(1,037)
Gain on sale of loans	(15,573)	(11,116)
Mortgage loans closed	(434,748)	(384,332)
Proceeds from sales of mortgage loans	509,577	530,526
Principal payments on mortgage loans held for sale	339	1,458
Distribution of earnings from unconsolidated joint ventures	—	651
Net change in assets and liabilities:
Increase in inventory	(159,852)	(99,635)
Increase in contract land deposits	(666)	(7,361)
(Increase) decrease in receivables	(5,215)	788
Increase in accounts payable, accrued expenses and customer deposits	13,161	32,015
Other, net	(6,881)	(8,611)

Net cash (used in) provided by operating activities	(78,093)	90,838

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(11,000)	—
Distribution of capital from unconsolidated joint ventures	333	2,449
Purchase of property, plant and equipment	(3,455)	(2,895)
Proceeds from the sale of property, plant and equipment	116	155

Net cash used in investing activities	(14,006)	(291)

Cash flows from financing activities:
Net repayments under note payable and credit lines	(153)	(426)
Repayments under non-recourse debt related to consolidated variable interest entity	(2,035)	(2,841)
Borrowings under non-recourse debt related to consolidated variable interest entity	—	206
Excess income tax benefit from equity-based compensation	23,099	876
Proceeds from the exercise of stock options	5,412	6,003

Net cash provided by financing activities	26,323	3,818

Net (decrease) increase in cash and cash equivalents	(65,776)	94,365
Cash and cash equivalents, beginning of the period	1,153,507	480,794

Cash and cash equivalents, end of the period	$1,087,731	$575,159

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,392	$318

Income taxes paid during the period, net of refunds	$3,242	$(376)

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 2 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three-month periods ended March 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIEs”). Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

As of March 31, 2013, NVR controlled approximately 53,700 lots with deposits in cash and letters of credit totaling approximately $257,200 and $2,900, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013	December 31, 2012
Contract land deposits	$257,247	$256,577
Loss reserve on contract land deposits	(64,031)	(65,039)

Contract land deposits, net	193,216	191,538

Contingent obligations in the form of letters of credit	2,894	3,338
Contingent specific performance obligations (1)	4,496	7,047

Total risk of loss	$200,606	$201,923

(1)	At March 31, 2013 and December 31, 2012, the Company was committed to purchase 50 and 71 finished lots under specific performance obligations, respectively.

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

During the first quarter of 2013, NVR invested an additional $11,000 in the Company’s existing joint venture with Morgan Stanley Real Estate Investing. At March 31, 2013, the Company had an aggregate investment totaling approximately $92,500 in four JVs that are expected to produce approximately 7,700 finished lots, of which approximately 2,700 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $85,800 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at March 31, 2013 and December 31, 2012, of the consolidated JV were as follows:

	March 31, 2013	December 31, 2012
Cash	$543	$906
Restricted cash	505	505
Other assets	873	833
Land under development	9,515	13,382

Total assets	$11,436	$15,626

Debt	$2,539	$4,574
Accrued expenses	791	935
Equity	8,106	10,117

Total liabilities and equity	$11,436	$15,626

3.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the first quarter of 2013, NVR directly acquired a raw parcel of land zoned for its intended use for approximately $28,500 that it intends to develop into approximately 400 finished lots for use in its homebuilding operations. As of March 31, 2013, NVR directly owned four separate raw parcels of land with a carrying value of $96,233 that it intends to develop into approximately 1,000 finished lots for use in its homebuilding operations. None of the raw parcels had any indicators of impairment as of March 31, 2013. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

4.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. Interest cost incurred for the three months ended March 31, 2013 was approximately $6,100 of which approximately $680 was capitalized. Interest capitalized as of March 31, 2013 totaled approximately $1,580. During the three months ended March 31, 2013, there was no capitalized interest charged to cost of sales. There was no interest capitalized as of or during the three months ended March 31, 2012.

5.	Contract Land Deposits

As of March 31, 2013, NVR controlled approximately 53,700 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $257,200 and $2,900, respectively. At December 31, 2012, NVR controlled approximately 53,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $256,600 and $3,300, respectively. During each of the three-month periods ended March 31, 2013 and March 31, 2012, the Company recognized a net pre-tax recovery of approximately $1,000 of contract land deposits previously determined to be uncollectible. The contract land deposit asset is shown net of an approximate $64,000 and $65,000 impairment valuation allowance at March 31, 2013 and December 31, 2012, respectively.

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted average number of shares outstanding used to calculate basic EPS	4,979,000	5,044,000

Dilutive Securities:
Stock options and restricted share units	143,000	115,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	5,122,000	5,159,000

Stock options issued under equity benefit plans to purchase 123,938 and 470,217 shares of common stock were outstanding during the quarters ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

7.	Excess Reorganization Value, Goodwill and Other Intangibles

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

On December 31, 2012, NVR acquired substantially all of the assets of Heartland Homes, Inc. The acquisition resulted in NVR recording finite-lived intangible assets and goodwill in the amounts of $8,778 and $441, respectively. The finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 6 years. Amortization expense related to the finite-lived intangible assets was $400 for the three months ended March 31, 2013.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2013 and determined that there was no impairment of either.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2012	$206	$1,169,699	$4,339,080	$(4,028,508)	$(25,331)	$25,331	$1,480,477

Net income	—	—	35,041	—	—	—	35,041
Deferred compensation activity	—	—	—	—	7,467	(7,467)	—
Equity-based compensation	—	8,063	—	—	—	—	8,063
Tax benefit from equity benefit plan activity	—	23,099	—	—	—	—	23,099
Proceeds from stock options exercised	—	5,412	—	—	—	—	5,412
Treasury stock issued upon option exercise and restricted share vesting	—	(21,312)	—	21,312	—	—	—

Balance, March 31, 2013	$206	$1,184,961	$4,374,121	$(4,007,196)	$(17,864)	$17,864	$1,552,092

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2013. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock to option holders. Approximately 83,000 shares were issued from the treasury account during the first quarter of 2013 for option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Warranty reserve, beginning of period	$62,742	$64,008
Provision	8,291	6,415
Payments	(7,976)	(10,137)

Warranty reserve, end of period	$63,057	$60,286

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

10.	Segment Disclosures

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

Homebuilding Mid East – New York, Ohio, western Pennsylvania, Indiana, Illinois and Kentucky

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

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s 3.95% Senior Notes due 2022 and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2013	2012
Revenues:
Homebuilding Mid Atlantic	$431,868	$360,811
Homebuilding North East	62,611	52,200
Homebuilding Mid East	170,756	106,282
Homebuilding South East	85,633	66,902
Mortgage Banking	19,388	14,297

Total consolidated revenues	$770,256	$600,492

Profit:
Homebuilding Mid Atlantic	$36,539	$29,086
Homebuilding North East	3,686	2,461
Homebuilding Mid East	1,823	960
Homebuilding South East	3,647	3,905
Mortgage Banking	11,802	8,742

Total segment profit	57,497	45,154

Contract land deposit reserve adjustment (1)	1,007	1,309
Equity-based compensation expense (2)	(8,063)	(16,440)
Corporate capital allocation (3)	25,618	18,972
Unallocated corporate overhead (4)	(25,198)	(18,803)
Consolidation adjustments and other (5)	9,659	827
Corporate interest expense (6)	(5,415)	(61)

Reconciling items sub-total	(2,392)	(14,196)

Consolidated income before taxes	$55,105	$30,958

	March 31,	December 31,
	2013	2012
Assets:
Homebuilding Mid Atlantic	$857,935	$726,335
Homebuilding North East	76,842	64,568
Homebuilding Mid East	188,454	166,859
Homebuilding South East	95,454	85,521
Mortgage Banking	147,218	215,225

Total segment assets	1,365,903	1,258,508

Consolidated variable interest entity	11,436	15,626
Cash and cash equivalents	1,082,792	1,139,103
Deferred taxes	146,737	145,618
Intangible assets and goodwill	57,746	58,146
Contract land deposit reserve	(64,031)	(65,039)
Consolidation adjustments and other	64,472	52,880

Reconciling items sub-total	1,299,152	1,346,334

Consolidated assets	$2,665,055	$2,604,842

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

(2)	Equity-based compensation expense is lower in the first quarter of 2013 due to restricted share units issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Homebuilding Mid Atlantic	$16,107	$12,680
Homebuilding North East	1,994	1,822
Homebuilding Mid East	5,015	2,742
Homebuilding South East	2,502	1,728

Total	$25,618	$18,972

(4)	The change in unallocated corporate overhead in the first quarter of 2013 was primarily attributable to higher employee costs related to increased headcount period over period.
(5)	The increase in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of 3.95% Senior Notes due 2022 in the third quarter of 2012.

11.	Fair Value

Financial Instruments

The estimated fair value of NVR’s 3.95% Senior Notes due 2022 as of March 31, 2013 was $612,600. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,010 at March 31, 2013. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2013, there were contractual commitments to extend credit to borrowers aggregating $199,297 and open forward delivery contracts aggregating $297,332.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. The fair value of the Company’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (level 2);

ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (level 2); and

iii)	the value of the servicing rights associated with the loan (level 2).

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 71 basis points of the loan amount as of March 31, 2013, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $128,050 included on the accompanying condensed consolidated balance sheet has been decreased by $72 from the aggregate principal balance of $128,122.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet	Fair Value
	Location	March 31, 2013
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$737

Derivative Liabilities:
Forward sales contracts	NVRM - Accounts payable and other liabilities	$57

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The fair value measurement as of March 31, 2013 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$199,297	$(642)	$91	$1,288	$—	$737
Forward sales contracts	$297,332	—	—	—	(57)	(57)
Mortgages held for sale	$128,122	(607)	(367)	902	—	(72)

Total Fair Value Measurement, March 31, 2013		$(1,249)	$(276)	$2,190	$(57)	$608

For the three-month period ended March 31, 2013, NVR Mortgage Finance, Inc. (“NVRM”) recorded a fair value adjustment to income of $3,109. For the three-month period ended March 31, 2012, NVRM recorded a fair value adjustment to expense of $450. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

12.	Debt

As of March 31, 2013, the Company had 3.95% Senior Notes due 2022 (the “Notes”) outstanding with a principal balance of $600,000. The Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. The Repurchase Agreement expires on July 31, 2013. At March 31, 2013, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of March 31, 2013, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

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

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors, see Part II, Item 1A of this Form 10-Q and Part I, Item 1A of NVR’s Form 10-K for the fiscal year ended December 31, 2012.

Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and eastern Pennsylvania
Mid East:	New York, Ohio, western Pennsylvania, Indiana, Illinois and Kentucky
South East:	North Carolina, South Carolina, Florida and Tennessee

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

As of March 31, 2013, we controlled approximately 53,700 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $257,200 and $2,900, respectively. Included in the number of controlled lots are approximately 9,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $64,000 as of March 31, 2013. During the first quarter of 2013, we invested an additional $11,000 in our existing joint venture with Morgan Stanley Real Estate Investing. As of March 31, 2013, we had an aggregate investment of approximately $92,500 in our four joint venture limited liability corporations (“JVs”), expected to produce approximately 7,700 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract with us at March 31, 2013. Further, in the first quarter of 2013, we directly acquired a raw parcel of land zoned for its intended use for approximately $28,500 that we intend to develop into approximately 400 finished lots. As of March 31, 2013, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $96,200 that once fully developed will result in approximately 1,000 lots for use in our homebuilding operations. See Note 2 and Note 3 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

The improving sales trends and pricing stabilization that we experienced in 2012 has continued into the first quarter of 2013. These favorable market conditions continue to be driven by improved affordability levels resulting from historically low mortgage interest rates and rising costs in the apartment and housing rental markets. In addition, most markets have been favorably impacted by lower inventory levels. Despite these improvements, the housing market continues to face challenges from tight mortgage underwriting standards, consumer confidence issues due to sustained high levels of unemployment and uncertainty as to the long-term sustainability of the economic recovery.

As a result of the favorable market conditions in the first quarter of 2013, our new orders, net of cancellations (“new orders”) and the average selling price for new orders increased 11% and 10%, respectively, compared to the first quarter of 2012. We experienced new order increases in each of our reportable segments quarter over quarter. Consolidated revenues for the first quarter of 2013 totaled $770,256, a 28% increase from the first quarter of 2012. Our net income and diluted earnings per share in the current quarter were $35,041 and $6.84, respectively, increases of 74% and 75%, respectively, compared to the first quarter of 2012. As a result of the increased first quarter sales, our backlog of homes sold but not yet settled with customers at the end of the quarter was 27% higher on a unit basis and 39% higher on a dollar basis than the same period in 2012. Our gross profit margins within our homebuilding business increased to 16.9% in the first quarter of 2013 compared to 16.1% in the first quarter of 2012.

We believe that the continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery and higher consumer confidence levels. Significant economic uncertainties remain which could result in sales, pricing and gross profit margin pressure over the next several quarters. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The Consumer Financial Protection Bureau issued rules in January 2013, including “Ability to Repay” underwriting provisions, appraisal standards, servicing and escrow rules, and loan officer compensation requirements. Additional rulemaking is expected within the next several months. The ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on the final interpretation and the banking industry’s implementation of these new standards. Despite these ongoing economic uncertainties, we believe that we are well positioned to take advantage of opportunities that may arise due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2013	2012
Revenues	$750,868	$586,195
Cost of sales	$624,085	$491,829
Gross profit margin percentage	16.9%	16.1%
Selling, general and administrative expenses	$78,413	$72,176
Settlements (units)	2,272	1,924
Average settlement price	$330.4	$304.6
New orders (units)	3,510	3,157
Average new order price	$343.0	$313.2
Backlog (units)	6,217	4,909
Average backlog price	$350.6	$318.5
New order cancellation rate	13.2%	10.3%

Consolidated Homebuilding - Three Months Ended March 31, 2013 and 2012

Homebuilding revenues increased 28% for the first quarter of 2013 from the same period in 2012 primarily as a result of an 18% increase in the number of units settled coupled with an 8% increase in the average settlement price quarter over quarter. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 35% higher entering the first quarter of 2013 as compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price was higher in the current quarter due primarily to the average price in beginning backlog being approximately 10% higher entering the first quarter of 2013. In addition, both settlements and average settlement prices were favorably impacted by our December 31, 2012 acquisition of Heartland Homes.

Gross profit margins in the quarter ended March 31, 2013 increased 78 basis points compared to the first quarter of 2012 due primarily to the aforementioned increased settlement volume and higher average settlement prices which allowed us to better leverage certain operating costs. The favorable gross profit margin impact of higher settlement volume and average settlement prices was partially offset by higher construction and material costs quarter over quarter. We expect to continue to experience gross profit margin pressure over at least the next several quarters due to higher material, labor and land costs.

The number of new orders and the average selling price of new orders for the first quarter of 2013 increased 11% and 10%, respectively, when compared to the first quarter of 2012. New orders were higher quarter over quarter in each of our market segments, despite an increase in our cancellation rate to 13% in the current year quarter compared to 10% in the prior year. The increase in new orders was driven by a 12% increase in the number of active communities in the first quarter of 2013 compared to the prior year quarter. In addition, new orders were favorably impacted by the Heartland Homes acquisition on December 31, 2012. Our Heartland Homes division had approximately 150 new orders, from approximately 20 communities in the current year quarter. As discussed in the Overview section above, favorable economic factors have allowed us to increase our number of active communities and our pricing in many of our markets.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2013 increased approximately $6,200, or 9%, compared to the first quarter of 2012 but decreased as a percentage of revenue to 10.4% from 12.3% quarter over quarter. The increase in SG&A dollars was attributable primarily to an approximate $9,400 increase in personnel costs in the first quarter of 2013 due to an increase in headcount quarter over quarter. In addition, sales and marketing costs were approximately $2,800 higher in the current quarter due to the 12% increase in the number of active communities quarter over quarter. These cost increases were partially offset by an $8,000 reduction in stock-based compensation in the first quarter of 2013 compared to the first quarter of 2012 due to the restricted share units issued in 2010 becoming fully vested as of December 31, 2012. The decrease in SG&A costs as a percentage of revenue was driven by increased revenue in the current quarter, allowing us to better leverage our overhead costs.

Backlog units and dollars were 6,217 and $2,179,566, respectively, as of March 31, 2013 compared to 4,909 and $1,563,619, respectively, as of March 31, 2012. The increase in backlog units was primarily attributable to our beginning backlog units being approximately 35% higher entering 2013 compared to the same period in 2012. Backlog dollars were favorably impacted by the increase in backlog units, coupled with higher average new order prices in the first quarter of 2013 compared to the first quarter of 2012.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13% and 10% in the first quarters of 2013 and 2012, respectively. During the most recent four quarters, approximately 7% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2013 or future years.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at March 31, 2013 and 2012 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $2,900 and $3,400 at March 31, 2013 and 2012, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2013 and 2012:

Selected Segment Financial Data:

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Mid Atlantic	$431,868	$360,811
North East	62,611	52,200
Mid East	170,756	106,282
South East	85,633	66,902

Total	$750,868	$586,195

Gross profit margin:
Mid Atlantic	$77,280	$63,762
North East	10,380	8,551
Mid East	21,054	14,398
South East	13,013	11,051

Total	$121,727	$97,762

Segment profit:
Mid Atlantic	$36,539	$29,086
North East	3,686	2,461
Mid East	1,823	960
South East	3,647	3,905

Total	$45,695	$36,412

Gross profit margin percentage:
Mid Atlantic	17.9%	17.7%
North East	16.6%	16.4%
Mid East	12.3%	13.6%
South East	15.2%	16.5%

Operating Activity:

	Three Months Ended March 31,
	2013	2012	2013	2012
	Units		Average Price
Settlements:
Mid Atlantic	1,138	1,006	$379.4	$358.7
North East	191	169	$327.8	$308.9
Mid East	593	448	$287.9	$237.2
South East	350	301	$244.7	$222.0

Total	2,272	1,924	$330.4	$304.6

	Three Months Ended March 31,
	2013	2012	2013	2012
	Units		Average Price
New orders, net of cancellations:
Mid Atlantic	1,716	1,663	$399.2	$362.2
North East	293	259	$322.2	$325.9
Mid East	949	798	$301.3	$251.4
South East	552	437	$251.4	$232.1

Total	3,510	3,157	$343.0	$313.2

Backlog:
Mid Atlantic	3,261	2,630	$402.0	$369.7
North East	535	466	$326.8	$313.6
Mid East	1,508	1,157	$305.5	$252.9
South East	913	656	$255.5	$232.7

Total	6,217	4,909	$350.6	$318.5

	Three Months Ended
	March 31,
	2013	2012
New order cancellation rate:
Mid Atlantic	14.2%	8.4%
North East	11.7%	13.1%
Mid East	11.5%	10.8%
South East	13.6%	14.3%

Average active communities:
Mid Atlantic	205	188
North East	37	37
Mid East	129	102
South East	64	60

Total	435	387

Homebuilding Inventory:

	As of March 31,
	2013	2012
Sold inventory:
Mid Atlantic	$419,847	$307,852
North East	52,080	46,529
Mid East	118,027	69,041
South East	56,589	41,804

Total (1)	$646,543	$465,226

Unsold lots and housing units inventory:
Mid Atlantic	$40,356	$60,020
North East	3,403	3,683
Mid East	14,785	8,057
South East	9,970	15,094

Total (1)	$68,514	$86,854

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Three Months Ended
	March 31,
	2013	2012
Unsold inventory impairments:
Mid Atlantic	$—	$74
North East	16	6
Mid East	—	72
South East	—	—

Total	$16	$152

Lots Controlled and Land Deposits:

	As of March 31,
	2013	2012
Total lots controlled:
Mid Atlantic	32,255	29,495
North East	4,833	4,695
Mid East	15,439	12,028
South East	7,189	6,862

Total	59,716	53,080

Lots included in impairment reserve:
Mid Atlantic	4,769	5,290
North East	887	907
Mid East	2,436	2,408
South East	1,465	1,716

Total	9,557	10,321

Contract land deposits, net:
Mid Atlantic	$133,491	$103,615
North East	13,369	12,705
Mid East	32,627	19,961
South East	16,623	7,437

Total	$196,110	$143,718

	Three Months Ended March 31,
	2013	2012
Contract land deposit impairments:
Mid Atlantic	$(55)	$277
North East	—	(55)
Mid East	50	50
South East	—	—

Total	$(5)	$272

Mid Atlantic

Three Months Ended March 31, 2013 and 2012

The Mid Atlantic segment had an approximate $7,500 increase in segment profit from the first quarter of 2012. The increase in segment profit was driven by an increase of approximately $71,100, or 20%, in revenues quarter over quarter due primarily to a 13% increase in the number of units settled and a 6% increase in the average settlement price. The increase in units settled was attributable to the 36% higher backlog unit balance entering the first quarter of 2013 compared to backlog unit balance entering the first quarter of 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price was favorably impacted by the 6% higher average price of homes in backlog entering 2013 compared to the same period in 2012. The Mid Atlantic segment’s gross profit margin percentage increased slightly to 17.9% in 2013 from 17.7% in 2012, as the higher average settlement prices were offset by higher construction costs quarter over quarter.

Segment new orders increased by 3%, and the average selling price increased 10% in the first quarter of 2013 from the same period in 2012. New orders increased quarter over quarter due to a 9% increase in the number of active communities in the current year quarter, partially offset by lower sales absorption levels and an increase in the cancellation rate to 14.2% in the first quarter of 2013 from 8.4% in the prior year quarter. The cancellation rate in the first quarter of 2013, although higher than the comparable 2012 first quarter, is in line with the cancellation rate experienced in each of the last three quarters of 2012 in the Mid Atlantic segment.

North East

Three Months Ended March 31, 2013 and 2012

The North East segment had an approximate $1,200 increase in segment profit from the first quarter of 2012. The increase in segment profit was primarily driven by an increase of approximately $10,400, or 20%, in revenues quarter over quarter due to a 13% increase in the number of units settled and a 6% increase in the average settlement price. The increase in units settled was attributable to the 15% higher backlog unit balance entering the first quarter of 2013 compared to the backlog unit balance entering the first quarter of 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price was favorably impacted by the 9% higher average price of homes in backlog entering 2013 compared to the same period in 2012. The North East segment’s gross profit margin percentage increased slightly to 16.6% in 2013 from 16.4% in 2012, as the higher average settlement prices were offset by higher construction costs quarter over quarter.

Segment new orders increased approximately 13% during the first quarter of 2013 from the same period in 2012, while the average selling price was down 1% quarter over quarter. New orders increased due to higher absorption levels attributable to the favorable market conditions discussed in the Overview section above. Average selling prices were impacted by a shift to lower priced communities.

Mid East

Three Months Ended March 31, 2013 and 2012

The Mid East segment had an approximate $900 increase in segment profit from the first quarter of 2012. The increase in segment profit was driven by an increase of approximately $64,500, or 61%, in revenues quarter over quarter due primarily to a 32% increase in the number of units settled and a 21% increase in the average settlement price. The increase in settlements was primarily attributable to a 43% higher backlog unit balance entering the first quarter of 2013 compared to the same period in 2012. The higher backlog balance entering 2013 was in part attributable to our December 31, 2012 acquisition of Heartland Homes which added approximately 200 units and $81,600 to backlog at December 31, 2012. Our Heartland

Homes division settled approximately 90 homes in the first quarter of 2013. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering the first quarter of 2013 compared to the same period in 2012 due to a shift in mix to higher priced communities as well as to the higher average price of homes in the backlog acquired in the Heartland Homes acquisition. Average gross profit margins decreased to 12.3% in the first quarter of 2013 from 13.6% in the same period of 2012, as the higher average settlement prices recognized in the current year quarter were offset by higher construction and land costs. In addition, gross profit margins were negatively impacted by lower average gross profit margins associated with the Heartland Homes backlog acquired in the December 2012 acquisition, a portion of which was settled in the current quarter.

Segment new orders and the average selling price for new orders increased 19% and 20%, respectively, during the first quarter of 2013 compared to the same period in 2012. New orders were higher quarter over quarter due to approximately 150 new orders from our Heartland Homes division. The increase in the average new order price was attributable to a shift in mix to higher priced communities in certain markets, including higher average selling prices associated with the Heartland Homes product, coupled with the aforementioned favorable market conditions in the current year quarter which allowed us to increase prices in certain markets.

South East

Three Months Ended March 31, 2013 and 2012

The South East segment had an approximate $300 decrease in segment profit from the first quarter of 2012. Revenues increased approximately $18,700, or 28%, due primarily to a 16% increase in the number of homes settled and a 10% increase in the average settlement price. The increase in settlements was attributable to a 37% higher backlog unit balance entering the first quarter of 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price was favorably impacted by a 12% higher average price of homes in backlog entering 2013 compared to the same period in 2012. The South East segment’s gross profit margins declined to 15.2% in the first quarter of 2013 from 16.5% in the first quarter of 2012 as the higher average settlement prices recognized in the current year quarter were offset by higher construction and land costs.

Segment new orders and the average selling price for new orders increased approximately 26% and 8%, respectively, during the first quarter of 2013 from the same period in 2012. New orders were higher quarter over quarter due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section. In addition, new orders were favorably impacted by a 7% increase in the number of active communities quarter over quarter. The increase in the average selling price for new orders was attributable to a shift in mix to higher priced communities in certain markets and the aforementioned favorable market conditions in the current year quarter which allowed us to increase prices in certain markets.

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

	Three Months Ended March 31,
	2013	2012
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$77,280	$63,762
Homebuilding North East	10,380	8,551
Homebuilding Mid East	21,054	14,398
Homebuilding South East	13,013	11,051
Consolidation adjustments and other	5,056	(3,396)

Consolidated homebuilding gross profit	$126,783	$94,366

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$36,539	$29,086
Homebuilding North East	3,686	2,461
Homebuilding Mid East	1,823	960
Homebuilding South East	3,647	3,905
Reconciling items:
Contract land deposit reserve adjustment (1)	1,007	1,309
Equity-based compensation expense (2)	(7,422)	(15,674)
Corporate capital allocation (3)	25,618	18,972
Unallocated corporate overhead (4)	(25,198)	(18,803)
Consolidation adjustments and other (5)	9,659	827
Corporate interest expense (6)	(5,415)	(61)

Reconciling items sub-total	(1,751)	(13,430)

Homebuilding consolidated profit before taxes	$43,944	$22,982

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	Equity-based compensation expense was lower in the first quarter of 2013 due to restricted share units issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Homebuilding Mid Atlantic	$16,107	$12,680
Homebuilding North East	1,994	1,822
Homebuilding Mid East	5,015	2,742
Homebuilding South East	2,502	1,728

Total	$25,618	$18,972

(4)	The change in unallocated corporate overhead in the first quarter of 2013 was attributable to higher employee costs related to increased headcount period over period.
(5)	The increase in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of our 3.95% Senior Notes due 2022 in the third quarter of 2012.

Mortgage Banking Segment

Three Months Ended March 31, 2013 and 2012

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Loan closing volume:
Total principal	$473,766	$420,184

Loan volume mix:
Adjustable rate mortgages	3%	7%

Fixed rate mortgages	97%	93%

Operating profit:
Segment profit	$11,802	$8,742
Stock option expense	(641)	(766)

Mortgage banking income before tax	$11,161	$7,976

Capture rate:	84%	89%

Mortgage Banking fees:
Net gain on sale of loans	$15,573	$11,116
Title services	3,743	3,062
Servicing fees	72	119

	$19,388	$14,297

Loan closing volume for the three months ended March 31, 2013, increased 13% over the same period for 2012. The first quarter 2013 increase was primarily attributable to the aforementioned increase in the number of builder settlements compared to the same period in 2012, partially offset by a 5 percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). Segment profit for the three months ended March 31, 2013, increased by approximately $3,000 from the same period for 2012. The increase was primarily attributable to an approximate $5,100 increase in mortgage banking fees, which was primarily the result of the aforementioned increase in loan closing volume, an increase in secondary marketing fees and an approximate $3,100 fair value adjustment to income during the three months ended March 31, 2013. The increase in mortgage banking fees was partially offset by an approximate $1,400 increase in general and administrative expenses. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of an increase in headcount.

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

NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At March 31, 2013 we had an allowance for loan losses of approximately $6,900. Although we consider the allowance for loan losses reflected on the March 31, 2013 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

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

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the “Notes”) under the Shelf. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013. The Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Notes does not contain any financial covenants, however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On August 1, 2012, NVRM entered into a repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (“Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 31, 2013.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at March 31, 2013. At March 31, 2013 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the three months ended March 31, 2013, cash and cash equivalents decreased by $65,776. Cash used by our operating activities was $78,093. Cash was used to fund the increase in homebuilding inventory of $159,852, as a result of an increase in units under construction at March 31, 2013 compared to December 31, 2012 and the acquisition of additional land under development. Cash was provided by net proceeds of $74,829 from mortgage loan activity.

Net cash used by investing activities was $14,006 for the three months ended March 31, 2013, which primarily resulted from an additional $11,000 investment in our existing joint venture with Morgan Stanley Real Estate Investing. In addition, cash was used to purchase property, plant and equipment of $3,455.

Net cash provided by financing activities was $26,323 for the three months ended March 31, 2013. We realized $23,099 in excess income tax benefits from equity-based compensation plan activity and received $5,412 in stock option exercise proceeds. Cash was used by financing activities for repayments under non-recourse debt related to our consolidated variable interest entity of $2,035.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2013.

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

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. The cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development. Upon settlement, the cost of the unit is expensed on a specific identification basis. The cost of manufacturing materials is determined on a first-in, first-out basis.

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

At March 31, 2013, we had approximately $96,200 in land under development in four separate communities. In addition, at March 31, 2013, we had an aggregate investment totaling approximately $92,500 in four separate JVs that controlled land under development. None of the four communities classified as land under development nor any of the undeveloped land held by the four JVs had any indicators of impairment at March 31, 2013. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2013 condensed consolidated balance sheet to be adequate (see Note 5 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2013 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the March 31, 2013 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2013. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2012 in response to Item 1A. Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands)

We had two repurchase authorizations outstanding during the quarter ended March 31, 2013. On December 14, 2011 (“2011 Authorization”) and December 18, 2012 (“2012 Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We did not repurchase any of our common stock during the quarter ended March 31, 2013. We currently have $392,617 available for share purchases under the outstanding repurchase authorizations.

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

April 29, 2013	NVR, Inc.

	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document