Form 10-Q
period 2013-06-30
NVR INC
filed 2013-07-30
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 24, 2013 there were 4,633,746 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2013 and June 30, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

	Signature	42

	Exhibit Index	43

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$773,289	$1,139,103
Receivables	14,822	9,421
Inventory:
Lots and housing units, covered under sales agreements with customers	766,178	515,498
Unsold lots and housing units	72,704	81,932
Land under development	87,570	68,336
Manufacturing materials and other	13,828	12,365

	940,280	678,131

Assets related to consolidated variable interest entity	10,209	15,626
Contract land deposits, net	207,729	191,538
Property, plant and equipment, net	29,108	27,016
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	8,294	9,219
Other assets, net	290,970	270,636

	2,316,281	2,382,270

Mortgage Banking:
Cash and cash equivalents	3,976	13,498
Mortgage loans held for sale, net	176,285	188,929
Property and equipment, net	3,593	2,465
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	23,685	10,333

	214,886	222,572

Total assets	$2,531,167	$2,604,842

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$196,628	$163,446
Accrued expenses and other liabilities	247,965	234,804
Liabilities related to consolidated variable interest entity	2,300	2,180
Non-recourse debt related to consolidated variable interest entity	1,604	4,574
Customer deposits	137,765	99,687
Senior notes	599,031	598,988

	1,185,293	1,103,679

Mortgage Banking:
Accounts payable and other liabilities	25,595	20,686

	25,595	20,686

Total liabilities	1,210,888	1,124,365

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 and 20,556,198 shares issued as of June 30, 2013 and December 31, 2012, respectively	206	206
Additional paid-in-capital	1,196,385	1,169,699
Deferred compensation trust – 109,256 and 152,223 shares of NVR, Inc. common stock as of June 30, 2013 and December 31, 2012, respectively	(17,741)	(25,331)
Deferred compensation liability	17,741	25,331
Retained earnings	4,424,811	4,339,080
Less treasury stock at cost – 15,855,338 and 15,642,068 shares at June 30, 2013 and December 31, 2012, respectively	(4,301,123)	(4,028,508)

Total shareholders’ equity	1,320,279	1,480,477

Total liabilities and shareholders’ equity	$2,531,167	$2,604,842

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Homebuilding:
Revenues	$992,210	$755,290	$1,743,078	$1,341,485
Other income	1,098	538	2,124	1,446
Cost of sales	(834,288)	(624,978)	(1,458,373)	(1,116,807)
Selling, general and administrative	(82,120)	(73,754)	(160,533)	(145,930)

Operating income	76,900	57,096	126,296	80,194
Interest expense	(5,237)	(112)	(10,689)	(228)

Homebuilding income	71,663	56,984	115,607	79,966

Mortgage Banking:
Mortgage banking fees	17,682	14,493	37,070	28,790
Interest income	1,047	815	2,002	2,480
Other income	178	136	291	212
General and administrative	(10,252)	(8,327)	(19,433)	(16,240)
Interest expense	(137)	(146)	(251)	(295)

Mortgage banking income	8,518	6,971	19,679	14,947

Income before taxes	80,181	63,955	135,286	94,913

Income tax expense	(29,491)	(17,117)	(49,555)	(27,952)

Net income	$50,690	$46,838	$85,731	$66,961

Basic earnings per share	$10.37	$9.17	$17.38	$13.19

Diluted earnings per share	$10.11	$8.97	$16.92	$12.90

Basic weighted average shares outstanding	4,889	5,106	4,934	5,075

Diluted weighted average shares outstanding	5,013	5,221	5,067	5,191

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$85,731	$66,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,848	3,730
Excess income tax benefit from equity-based compensation	(23,727)	(4,709)
Equity-based compensation expense	18,652	33,173
Contract land deposit recoveries	(3,987)	(1,160)
Gain on sale of loans	(28,159)	(21,569)
Mortgage loans closed	(1,032,029)	(880,315)
Proceeds from sales of mortgage loans	1,062,075	1,001,691
Principal payments on mortgage loans held for sale	943	1,612
Distribution of earnings from unconsolidated joint ventures	1,334	805
Net change in assets and liabilities:
Increase in inventory	(256,541)	(164,327)
Increase in contract land deposits	(12,204)	(22,770)
Increase in receivables	(5,595)	(3,005)
Increase in accounts payable, accrued expenses and customer deposits	106,719	70,547
Other, net	(9,574)	(8,273)

Net cash (used in) provided by operating activities	(90,514)	72,391

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(11,000)	(1,000)
Distribution of capital from unconsolidated joint ventures	2,124	4,421
Purchase of property, plant and equipment	(8,088)	(5,999)
Proceeds from the sale of property, plant and equipment	257	263

Net cash used in investing activities	(16,707)	(2,315)

Cash flows from financing activities:
Purchases of treasury stock	(294,979)	—
Net repayments under note payable and credit lines	(311)	(565)
Repayments under non-recourse debt related to consolidated variable interest entity	(2,970)	(4,375)
Borrowings under non-recourse debt related to consolidated variable interest entity	—	442
Excess income tax benefit from equity-based compensation	23,727	4,709
Proceeds from the exercise of stock options	6,671	42,182

Net cash (used in) provided by financing activities	(267,862)	42,393

Net (decrease) increase in cash and cash equivalents	(375,083)	112,469
Cash and cash equivalents, beginning of the period	1,153,507	480,794

Cash and cash equivalents, end of the period	$778,424	$593,263

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,607	$587

Income taxes paid during the period, net of refunds	$12,946	$15,041

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and six month periods ended June 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIEs”). Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations, as discussed in Note 3 below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

As of June 30, 2013, NVR controlled approximately 55,500 lots with deposits in cash and letters of credit totaling approximately $268,900 and $750, respectively. At December 31, 2012, NVR controlled approximately 53,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $256,600 and $3,300, respectively. The contract land deposit asset is shown net of an approximate $61,200 and $65,000 impairment valuation allowance at June 30, 2013 and December 31, 2012, respectively. During the three and six month periods ended June 30, 2013, the Company recognized a net pre-tax recovery of approximately $3,000 and $4,000, respectively, of contract land deposits previously determined to be uncollectible. During the three and six month periods ended June 30, 2012, the Company recognized a net pre-tax recovery of approximately $100 and $1,200, respectively, of contract land deposits previously determined to be uncollectible. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of June 30, 2013 and December 31, 2012, was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	June 30, 2013	December 31, 2012
Contract land deposits	$268,915	$256,577
Loss reserve on contract land deposits	(61,186)	(65,039)

Contract land deposits, net	207,729	191,538

Contingent obligations in the form of letters of credit	754	3,338
Contingent specific performance obligations (1)	3,125	7,047

Total risk of loss	$211,608	$201,923

(1)	At June 30, 2013 and December 31, 2012, the Company was committed to purchase 36 and 71 finished lots under specific performance obligations, respectively.

3.	Joint Ventures

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

At June 30, 2013, the Company had an aggregate investment totaling approximately $90,800 in three JVs that are expected to produce approximately 7,500 finished lots, of which approximately 2,700 were not under contract with NVR. During the first quarter of 2013, NVR invested an additional $11,000 in the Company’s existing joint venture with Morgan Stanley Real Estate Investing. The Company has determined that it is not the primary beneficiary of two of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these two JVs was approximately $84,500 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at June 30, 2013 and December 31, 2012, of the consolidated JV were as follows:

	June 30, 2013	December 31, 2012
Cash	$1,159	$906
Restricted cash	421	505
Other assets	855	833
Land under development	7,774	13,382

Total assets	$10,209	$15,626

Debt	$1,604	$4,574
Accrued expenses	778	935
Equity	7,827	10,117

Total liabilities and equity	$10,209	$15,626

4.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the first quarter of 2013, NVR

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

directly acquired a raw parcel of land zoned for its intended use for approximately $28,500 that it intends to develop into approximately 400 finished lots for use in its homebuilding operations. As of June 30, 2013, NVR directly owned four separate raw parcels of land with a carrying value of $87,570 that it intends to develop into approximately 950 finished lots for use in its homebuilding operations. None of the raw parcels had any indicators of impairment as of June 30, 2013. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and six months ended June 30, 2013 was as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest capitalized, beginning of period	$1,577	$893
Interest incurred	6,264	12,514
Interest charged to interest expense	(5,374)	(10,940)
Interest charged to cost of sales	(13)	(13)

Interest capitalized, end of period	$2,454	$2,454

There was no interest capitalized as of or during the six months ended June 30, 2012.

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding used to calculate basic EPS	4,889,000	5,106,000	4,934,000	5,075,000

Dilutive Securities:
Stock options and restricted share units	124,000	115,000	133,000	116,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	5,013,000	5,221,000	5,067,000	5,191,000

Stock options issued under equity benefit plans to purchase 136,962 shares of common stock were outstanding during both the three and six month periods ended June 30, 2013, and stock options and restricted share units issued under equity benefit plans to purchase 160,672 and 479,807 shares of common stock were outstanding during the three and six month periods ended June 30, 2012, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

7.	Equity-Based Compensation Expense

During the six months ended June 30, 2013, the Company issued 35,491 restricted share units (“RSUs”) and 103,074 non-qualified stock options (“Options”) from the 2010 Equity Incentive Plan (“2010 Equity Plan”). Substantially all of the RSUs, which were issued in May 2013, will vest 100% on December 31, 2015, based on continued employment or continued service as a Director, as applicable. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. Substantially all of the Options granted vest annually in 25% increments beginning on December 31, 2015, based solely on continued employment or continued service as a Director, as applicable. The Options expire 10 years from the date of grant.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during the six months ended June 30, 2013 was estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Estimated average option life (years)	5.29
Risk free interest rate (range)	0.42% - 1.42%
Expected volatility (range)	17.98% - 32.72%
Expected dividend rate	0.00%
Grant-date fair value per share of options granted	$278.41

In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the non-vested equity shares is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of non-vested equity shares are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted during the six months ended June 30, 2013 was $997.66 per share.

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees or directors. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures. Total stock based compensation expense, net of forfeitures, recognized during the three months ended June 30, 2013 and 2012 was $10,589 and $16,733, respectively, and for the six months ended June 30, 2013 and 2012 was $18,652 and $33,173, respectively.

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

On December 31, 2012, NVR acquired substantially all of the assets of Heartland Homes, Inc. The acquisition resulted in NVR recording finite-lived intangible assets and goodwill in the amounts of $8,778 and $441, respectively. The finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 5 years. Accumulated amortization related to the finite-lived intangible assets was $925 as of June 30, 2013.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2013 and determined that there was no impairment of either asset.

9.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2012	$206	$1,169,699	$4,339,080	$(4,028,508)	$(25,331)	$25,331	$1,480,477

Net income	—	—	85,731	—	—	—	85,731
Deferred compensation activity	—	—	—	—	7,590	(7,590)	—
Purchase of common stock for treasury	—	—	—	(294,979)	—	—	(294,979)
Equity-based compensation	—	18,652	—	—	—	—	18,652
Tax benefit from equity benefit plan activity	—	23,727	—	—	—	—	23,727
Proceeds from stock options exercised	—	6,671	—	—	—	—	6,671
Treasury stock issued upon option exercise and restricted share vesting	—	(22,364)	—	22,364	—	—	—

Balance, June 30, 2013	$206	$1,196,385	$4,424,811	$(4,301,123)	$(17,741)	$17,741	$1,320,279

The Company repurchased 300,086 shares of its common stock during the six months ended June 30, 2013 at an aggregate purchase price of $294,979. The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock to Option or RSU holders. Approximately 87,000 shares were issued from the treasury account during the six months ended June 30, 2013 for Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

10.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Warranty reserve, beginning of period	$63,057	$60,286	$62,742	$64,008
Provision	25,612	9,302	33,903	15,717
Payments	(11,328)	(10,798)	(19,304)	(20,935)

Warranty reserve, end of period	$77,341	$58,790	$77,341	$58,790

The warranty reserve provision for the three and six months ended June 30, 2013 includes a charge of approximately $15,600 to establish an accrual related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one specific community.

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

Homebuilding Mid East – New York, Ohio, western Pennsylvania, Indiana and Illinois

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Homebuilding Mid Atlantic	$594,902	$454,504	$1,026,770	$815,315
Homebuilding North East	82,260	71,201	144,871	123,401
Homebuilding Mid East	213,463	152,021	384,219	258,303
Homebuilding South East	101,585	77,564	187,218	144,466
Mortgage Banking	17,682	14,493	37,070	28,790

Total consolidated revenues	$1,009,892	$769,783	$1,780,148	$1,370,275

Profit:
Homebuilding Mid Atlantic	$48,727	$44,579	$85,266	$73,665
Homebuilding North East	6,397	5,632	10,083	8,093
Homebuilding Mid East	9,412	9,644	11,235	10,604
Homebuilding South East	5,101	4,379	8,748	8,284
Mortgage Banking	9,316	7,879	21,118	16,621

Total segment profit	78,953	72,113	136,450	117,267

Contract land deposit reserve adjustment (1)	2,845	41	3,852	1,350
Equity-based compensation expense (2)	(10,589)	(16,733)	(18,652)	(33,173)
Corporate capital allocation (3)	29,673	22,555	55,291	41,527
Unallocated corporate overhead (4)	(20,972)	(15,209)	(46,170)	(34,012)
Consolidation adjustments and other (5)	5,479	1,249	15,138	2,076
Corporate interest expense (6)	(5,208)	(61)	(10,623)	(122)

Reconciling items sub-total	1,228	(8,158)	(1,164)	(22,354)

Consolidated income before taxes	$80,181	$63,955	$135,286	$94,913

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	June 30, 2013	December 31, 2012
Assets:
Homebuilding Mid Atlantic	$906,532	$726,335
Homebuilding North East	86,039	64,568
Homebuilding Mid East	219,485	166,859
Homebuilding South East	116,916	85,521
Mortgage Banking	207,539	215,225

Total segment assets	1,536,511	1,258,508

Consolidated variable interest entity	10,209	15,626
Cash and cash equivalents	773,289	1,139,103
Deferred taxes	150,930	145,618
Intangible assets and goodwill	57,221	58,146
Contract land deposit reserve	(61,186)	(65,039)
Consolidation adjustments and other	64,193	52,880

Reconciling items sub-total	994,656	1,346,334

Consolidated assets	$2,531,167	$2,604,842

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	Equity-based compensation expense is lower for the three and six months ended June 30, 2013 due to restricted share units issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012. This reduction was partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Homebuilding Mid Atlantic	$18,609	$14,837	$34,716	$27,517
Homebuilding North East	2,353	1,999	4,347	3,821
Homebuilding Mid East	5,716	3,506	10,731	6,248
Homebuilding South East	2,995	2,213	5,497	3,941

Total	$29,673	$22,555	$55,291	$41,527

(4)	The change in unallocated corporate overhead in the three and six month periods of 2013 was primarily attributable to higher employee costs related to increased headcount period over period.
(5)	The increase in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective periods.
(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of 3.95% Senior Notes due 2022 in the third quarter of 2012.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

12.	Fair Value

Financial Instruments

The estimated fair value of NVR’s 3.95% Senior Notes due 2022 as of June 30, 2013 was $583,500. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,031 at June 30, 2013. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, the Company’s mortgage banking segment, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2013, there were contractual commitments to extend credit to borrowers aggregating $317,781 and open forward delivery contracts aggregating $467,921.

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

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 80 basis points of the loan amount as of June 30, 2013, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

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

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $176,285 included on the accompanying condensed consolidated balance sheet has been reduced by $9,230 from the aggregate principal balance of $185,515.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value June 30, 2013
Derivative Assets:
Forward sales contracts	NVRM - Other assets	$12,810

Derivative Liabilities:
Rate lock commitments	NVRM - Accounts payable and other liabilities	$3,600

The fair value measurement as of June 30, 2013 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$317,781	$(1,135)	$(4,759)	$2,294	$—	$(3,600)
Forward sales contracts	$467,921	—	—	—	12,810	12,810
Mortgages held for sale	$185,515	(1,412)	(9,308)	1,490	—	(9,230)

Total Fair Value Measurement, June 30, 2013		$(2,547)	$(14,067)	$3,784	$12,810	$(20)

For the six-month periods ended June 30, 2013 and 2012, NVRM recorded a fair value adjustment to income of $2,481 and $79, respectively. Unrealized gains from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

13.	Debt

As of June 30, 2013, the Company had 3.95% Senior Notes due 2022 (the “Notes”) outstanding with a principal balance of $600,000. The Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At June 30, 2013, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of June 30, 2013, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement was renewed with materially consistent terms and conditions and expires on July 30, 2014.

14.	Commitments and Contingencies

On July 18, 2007, former and current employees filed lawsuits against the Company in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that the Company incorrectly classified its sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York captioned Tracy v. NVR, Inc. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the Tracy action.

The complaints described above seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. While the suits were filed as purported class actions, none of them have been certified as such. On April 29, 2013, the Western District of New York ruled that the claims asserted in the Tracy case were not appropriate for class action treatment and dismissed a number of individuals who had filed consents to join that action from the case. It is now scheduled for a trial on the remaining individual plaintiff’s claims to commence in October 2013.

On May 29, 2013, attorneys representing the individuals dismissed from the Tracy action filed another lawsuit on behalf of those individuals in the New York Supreme Court for Monroe County captioned Anderson v. NVR, Inc. The Company removed the Anderson action to the Western District of New York on June 18, 2013. Plaintiffs subsequently filed a motion to stay the Anderson action pending final disposition of the Tracy action, which the Company intends to oppose.

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

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

Company meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. The Company intends to continue cooperating with any future EPA and/or DOJ inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

As of June 30, 2013, we controlled approximately 55,500 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $268,900 and $750, respectively. Included in the number of controlled lots are approximately 9,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $61,200 as of June 30, 2013. In addition, we had an aggregate investment of approximately $90,800 in three joint venture limited liability corporations (“JVs”), expected to produce approximately 7,500 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract with us at June 30, 2013. Further, as of June 30, 2013, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $87,600 that we intend to develop into approximately 950 finished lots for use in our homebuilding operations. See Notes 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

Improved sales and pricing trends experienced over the last several quarters have continued into the second quarter of 2013. These favorable market conditions continue to be driven by strong affordability levels and low housing inventory levels. Despite these improvements, the housing market continues to face challenges from tight mortgage underwriting standards and a recent increase in mortgage interest rates. While we have benefited from improved market conditions, we continue to face gross margin pressure due to increasing land and construction costs.

As a result of the favorable market conditions in the second quarter of 2013, our new orders, net of cancellations (“new orders”) and the average selling price for new orders increased 25% and 9%, respectively, compared to the second quarter of 2012. We experienced new order increases in each of our reportable segments quarter over quarter. Consolidated revenues for the second quarter of 2013 totaled $1,009,892, a 31% increase from the second quarter of 2012. Our net income and diluted earnings per share in the current quarter were $50,690 and $10.11, respectively, increases of 8% and 13%, respectively, compared to the second quarter of 2012. Net income in the second quarter of 2012 was favorably impacted by a reduction of $6,989 of income tax expense due to an adjustment to our provision for unrecognized tax benefits. As a result of the increased second quarter sales, our backlog of homes sold but not yet settled with customers at the end of the quarter was 31% higher on a unit basis and 42% higher on a dollar basis than the same period in 2012. Our gross profit margin within our homebuilding business decreased to 15.9% in the second quarter of 2013 compared to 17.3% in the second quarter of 2012 due primarily to a charge of approximately $15,600, or 157 basis points of revenue, to establish an accrual related to remediation of primarily water infiltration issues in a single community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one community. Build-out of that community has been completed. Excluding this charge, gross profit margin for the second quarter of 2013 was 17.5%.

We believe that the continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The Consumer Financial Protection Bureau issued rules in January 2013, including “Ability to Repay” underwriting provisions, appraisal standards, servicing and escrow rules, and loan officer compensation requirements. Additional rulemaking is expected within the next several months. The ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on the final interpretation and the banking industry’s implementation of these new standards. Despite these ongoing economic uncertainties, because of the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$992,210	$755,290	$1,743,078	$1,341,485
Cost of sales	$834,288	$624,978	$1,458,373	$1,116,807
Gross profit margin percentage	15.9%	17.3%	16.3%	16.8%
Selling, general and administrative expenses	$82,120	$73,754	$160,533	$145,930
Settlements (units)	2,878	2,475	5,150	4,399
Average settlement price	$344.7	$305.1	$338.4	$304.9
New orders (units)	3,278	2,614	6,788	5,771
Average new order price	$361.1	$330.5	$351.8	$321.1
Backlog (units)			6,617	5,048
Average backlog price			$358.6	$331.3
New order cancellation rate	13.8%	16.3%	13.5%	13.1%

Consolidated Homebuilding - Three Months Ended June 30, 2013 and 2012

Homebuilding revenues increased 31% for the second quarter of 2013 from the same period in 2012 primarily as a result of a 16% increase in the number of units settled and a 13% increase in the average settlement price. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 27% higher entering the second quarter of 2013 as compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. Average settlement prices were favorably impacted by a 10% higher average price of homes in beginning backlog period over period. In addition, both settlements and average settlement prices were favorably impacted by our December 31, 2012 acquisition of Heartland Homes.

Gross profit margin for the second quarter of 2013 decreased 134 basis points compared to the second quarter of 2012, primarily due to the aforementioned $15,600 charge, or 157 basis points of revenue, to establish an accrual related to remediation of primarily water infiltration issues at one of our completed communities. Excluding this charge, gross profit margin increased 24 basis points to 17.5% in the current year second quarter. Gross profit margin was favorably impacted by higher settlement volume in the current year quarter allowing us to better leverage our operating costs, partially offset by higher construction costs, including lumber and certain other commodity costs, quarter over quarter.

The number of new orders and the average selling price of new orders for the second quarter of 2013 increased 25% and 9%, respectively, when compared to the second quarter of 2012. New orders and average selling prices were higher quarter over quarter in each of our market segments. The increase in new orders was driven by a 12% increase in the number of active communities in the second quarter of 2013 compared to the prior year quarter, higher absorption rates and a decrease in the cancellation rate quarter over quarter. The Heartland Homes acquisition added approximately 90 new orders in the current year quarter.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2013 increased approximately $8,400, or 11%, compared to the second quarter of 2012 but decreased as a percentage of revenue to 8.3% from 9.8% quarter over quarter. The increase in SG&A dollars was attributable primarily to an approximate $9,900 increase in personnel costs in the second quarter of 2013 due to an increase in headcount quarter over quarter. In addition, sales and marketing costs were approximately $2,900 higher in the current quarter due to the increase in the number of active communities quarter over quarter. These cost increases were partially offset by a $5,900 reduction in equity-based compensation in the second quarter of 2013 compared to the second quarter of 2012. Equity-based compensation was favorably impacted as a result of the restricted share units (“RSUs”) issued in 2010 becoming fully vested as of December 31, 2012, offset partially by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013. The decrease in SG&A costs as a percentage of revenue was driven by increased revenue in the current quarter, allowing us to better leverage our overhead costs.

Consolidated Homebuilding - Six Months Ended June 30, 2013 and 2012

Homebuilding revenues increased 30% for the six months ended June 30, 2013 compared to the same period in 2012 as a result of a 17% increase in the number of units settled and an 11% increase in the average settlement price. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 35% higher entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. Average settlement prices were favorably impacted by a 10% higher average price of homes in beginning backlog period over period. In addition, both settlements and average settlement prices were favorably impacted by the Heartland Homes acquisition.

Gross profit margin in the first six months of 2013 decreased 41 basis points compared to the first six months of 2012. Excluding the charge in the second quarter of 2013 of approximately $15,600, or 89 basis points of revenue, for service repairs noted above, gross profit margin was 17.2%, an increase of 48 basis points from the prior year. Gross profit margin was favorably impacted by higher settlement volume in the current year allowing us to better leverage our operating costs, partially offset by higher construction costs, including lumber and certain other commodity costs, year over year. We expect to continue to experience gross profit margin pressure over the next several quarters, due to cost pressures.

The number of new orders and the average selling price of new orders for the first six months of 2013 increased 18% and 10%, respectively, when compared to the first six months of 2012. New orders and average new order selling prices were higher year over year in each of our market segments. The increase in new orders was driven by a 12% increase in the number of active communities year over year and improved sales absorption in many of our markets. The Heartland Homes acquisition added approximately 240 new orders in the current year. The favorable market conditions discussed in the Overview section above have allowed us to increase our number of active communities and our pricing in many of our markets.

Selling, general and administrative (“SG&A”) expenses in the first six months of 2013 increased approximately $14,600 compared to the first six months of 2012 but decreased as a percentage of revenue to 9.2% from 10.9% year over year. The increase in SG&A dollars was attributable primarily to an approximate $20,100 increase in personnel costs in 2013 due to an increase in headcount year over year. In addition, sales and marketing costs were approximately $5,000 higher in 2013 due to the increase in the number of active communities. These cost increases were partially offset by an approximate $13,800 reduction in equity-based compensation in 2013 compared to 2012. Equity-based compensation was favorably impacted as a result of the restricted share units issued in 2010 becoming fully vested as of December 31, 2012, offset partially by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013. The decrease in SG&A costs as a percentage of revenue was driven by increased revenue in the current quarter, allowing us to better leverage our overhead costs.

Backlog units and dollars were 6,617 and $2,372,757, respectively, as of June 30, 2013 compared to 5,048 and $1,672,622, respectively, as of June 30, 2012. Backlog units were higher primarily due to our beginning backlog units being approximately 35% higher entering 2013 compared to the same period in 2012, coupled with the increase in new orders and a lower backlog turnover rate in 2013. Backlog dollars were favorably impacted by the increase in backlog units and the 10% higher average new order selling price year over year.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.5% and 13.1% in the first six months of 2013 and 2012, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in 2013 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in new order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2013 and 2012 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $750 and $3,700 at June 30, 2013 and 2012, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by segment for the three and six months ended June 30, 2013 and 2012:

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Mid Atlantic	$594,902	$454,504	$1,026,770	$815,315
North East	82,260	71,201	144,871	123,401
Mid East	213,463	152,021	384,219	258,303
South East	101,585	77,564	187,218	144,466

Gross profit margin:
Mid Atlantic	$94,825	$83,246	$172,105	$147,008
North East	14,176	12,308	24,556	20,859
Mid East	31,101	25,589	52,155	39,987
South East	15,666	13,043	28,679	24,094

Segment profit:
Mid Atlantic	$48,727	$44,579	$85,266	$73,665
North East	6,397	5,632	10,083	8,093
Mid East	9,412	9,644	11,235	10,604
South East	5,101	4,379	8,748	8,284

Gross profit margin percentage:
Mid Atlantic	15.9%	18.3%	16.8%	18.0%
North East	17.2%	17.3%	17.0%	16.9%
Mid East	14.6%	16.8%	13.6%	15.5%
South East	15.4%	16.8%	15.3%	16.7%

Segment Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,493	1,275	$398.4	$356.4	2,631	2,281	$390.2	$357.4
North East	259	247	$317.6	$288.3	450	416	$321.9	$296.6
Mid East	722	609	$295.6	$249.6	1,315	1,057	$292.1	$244.3
South East	404	344	$251.4	$225.1	754	645	$248.3	$223.7

Total	2,878	2,475	$344.7	$305.1	5,150	4,399	$338.4	$304.9

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Units		Average Price		Units		Average Price

New orders, net of cancellations:
Mid Atlantic	1,671	1,321	$421.0	$388.2	3,387	2,984	$409.9	$373.7
North East	274	236	$338.4	$329.6	567	495	$330.0	$327.7
Mid East	833	677	$304.2	$267.0	1,782	1,475	$302.6	$258.6
South East	500	380	$268.2	$243.6	1,052	817	$259.4	$237.5

Total	3,278	2,614	$361.1	$330.5	6,788	5,771	$351.8	$321.1

	As of June 30,
	2013	2012	2013	2012
	Units		Average Price

Backlog:
Mid Atlantic	3,439	2,676	$412.8	$385.1
North East	550	455	$336.8	$335.7
Mid East	1,619	1,225	$310.2	$262.4
South East	1,009	692	$263.4	$242.5

Total	6,617	5,048	$358.6	$331.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
New order cancellation rate:
Mid Atlantic	12.2%	15.1%	13.2%	11.5%
North East	17.7%	19.2%	14.7%	16.1%
Mid East	14.1%	16.2%	12.7%	13.4%
South East	16.0%	18.8%	14.7%	16.5%

Average active communities:
Mid Atlantic	218	197	211	193
North East	38	39	38	38
Mid East	129	107	129	104
South East	67	60	66	60

Total	452	403	444	395

Segment Homebuilding Inventory:

	As of June 30,
	2013	2012
Sold inventory:
Mid Atlantic	$473,220	$340,456
North East	59,155	48,016
Mid East	148,617	89,409
South East	74,492	50,416

Total (1)	$755,484	$528,297

	As of June 30,
	2013	2012
Unsold lots and housing units inventory:
Mid Atlantic	$39,606	$58,047
North East	4,056	4,767
Mid East	10,092	7,596
South East	9,169	14,771

Total (1)	$62,923	$85,181

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unsold inventory impairments:
Mid Atlantic	$86	$—	$86	$74
North East	30	—	47	6
Mid East	445	—	445	72
South East	—	67	—	67

Total	$561	$67	$578	$219

Segment Lots Controlled and Contract Land Deposits:

	As of June 30,
	2013	2012
Total lots controlled:
Mid Atlantic	31,113	30,283
North East	4,931	4,511
Mid East	16,505	13,004
South East	8,657	7,107

Total	61,206	54,905

Lots included in impairment reserve:
Mid Atlantic	4,376	5,221
North East	976	975
Mid East	2,533	2,433
South East	1,366	2,310

Total	9,251	10,939

Contract land deposits, net:
Mid Atlantic	$141,941	$112,279
North East	13,416	13,117
Mid East	34,434	22,983
South East	18,692	11,225

Total	$208,483	$159,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contract land deposit impairment (recoveries):
Mid Atlantic	$(209)	$(50)	$(264)	$227
North East	(25)	(17)	(25)	(72)
Mid East	4	(15)	54	35
South East	—	—	—	—

Total	$(230)	$(82)	$(235)	$190

Mid Atlantic

Three Months Ended June 30, 2013 and 2012

The Mid Atlantic segment profit increased approximately $4,100, or 9%, from the second quarter of 2012. Segment revenues increased approximately $140,400, or 31%, quarter over quarter due primarily to a 17% increase in the number of units settled and a 12% increase in the average settlement price. The increase in units settled was attributable to a 24% higher backlog unit balance entering the second quarter of 2013 compared to the backlog unit balance entering the second quarter of 2012, offset partially by a lower backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased 238 basis points quarter over quarter. Gross profit margin in the second quarter of 2013 was impacted by the $15,600 charge, or 262 basis points of revenue, discussed previously in the Overview section, to establish an accrual related to remediation of primarily water infiltration issues at one of our completed communities. Excluding this charge, gross profit margin increased 24 basis points to 18.6% in the current year second quarter due to increased settlement volume which allowed us to better leverage certain operating costs.

Segment new orders and the average selling price of new orders increased 26% and 8%, respectively, in the second quarter of 2013 compared to the second quarter of 2012. New orders increased quarter over quarter due to a 10% increase in the number of active communities and higher sales absorption levels. In addition, new orders in the current quarter were favorably impacted by a decrease in the cancellation rate to 12.2% from 15.1% in the prior year quarter. The increase in the average selling price was attributable to a shift in mix of new orders to higher priced markets and a shift in product mix of new orders from attached products to detached products, which generally sell at higher prices.

Six Months Ended June 30, 2013 and 2012

The Mid Atlantic segment had an approximate $11,600, or 16%, increase in segment profit in the first six months of 2013 compared to the same period in 2012. The increase in segment profit was driven by the increase of approximately $211,500, or 26%, in revenues year over year due primarily to a 15% increase in the number of units settled and a 9% increase in the average settlement price. The increase in units settled was attributable to a 36% higher backlog unit balance entering 2013 compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate year over year. As discussed above, the Mid Atlantic segment’s gross profit margin percentage was reduced by 152 basis points as a result of a service related charge in the second quarter of 2013. Excluding that charge, gross profit margin increased 25 basis points in 2013 from 2012, primarily due to increased settlement volume which allowed us to better leverage certain operating costs.

Segment new orders and the average selling price increased 14% and 10%, respectively, in the first six months of 2013 from the same period in 2012. New orders increased due to a 10% increase in the number of active communities and to higher sales absorption levels driven by improved market conditions as discussed in the Overview section. The increase in the average selling price was attributable to a shift to higher priced communities in certain markets and the aforementioned favorable market conditions which allowed us to increase prices in several markets within the Mid Atlantic segment.

North East

Three Months Ended June 30, 2013 and 2012

The North East segment had an approximate $800, or 14%, increase in segment profit from the second quarter of 2012. Segment revenues increased approximately $11,100, or 16%, quarter over quarter due to a 5% increase in the number of units settled, coupled with a 10% increase in the average settlement price. The increase in units settled was attributable to a 15% higher backlog unit balance entering the second quarter of 2013 compared to the backlog unit balance entering the second quarter of 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price increased quarter over quarter due to a 4% higher average price of homes in beginning backlog quarter over quarter, coupled with a shift in the product mix of settlements from attached products to our detached products which generally sell at higher prices.

Segment new orders and the average selling price increased approximately 16% and 3%, respectively, during the second quarter of 2013 from the same period in 2012. New orders were favorably impacted by higher sales absorption levels attributable to the favorable market conditions discussed in the Overview section above. The average selling price increased slightly as higher selling prices in certain markets were offset partially by a shift in product mix from our detached products to our attached products, which generally sell at lower price points.

Six Months Ended June 30, 2013 and 2012

The North East segment had an approximate $2,000, or 25%, increase in segment profit in the first six months of 2013 compared to the same period of 2012. The increase in segment profit was primarily driven by an increase of approximately $21,500, or 17%, in revenues year over year due to an 8% increase in the number of units settled, coupled with a 9% increase in the average settlement price. The increase in units settled was attributable to a 15% higher backlog unit balance entering 2013 as compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate in the current year. The average settlement price increased year over year due to a 9% higher average price of homes in beginning backlog entering 2013 compared to the same period in 2012. The North East segment’s gross profit margin percentage was flat year over year. Gross profit margin was negatively impacted in 2013 by higher construction costs, including lumber and certain other commodity costs, year over year. These higher costs were offset by improved leveraging of certain operating costs due to the higher settlement volume.

Segment new orders and the average selling price increased approximately 15% and 1%, respectively, during the first six months of 2013 from the same period in 2012. New orders were favorably impacted by higher sales absorption levels attributable to the favorable market conditions discussed in the Overview section above. The average selling price remained relatively flat as higher selling prices in certain markets were offset by a shift in product mix from our detached products to our attached products, which generally sell at lower price points.

Mid East

Three Months Ended June 30, 2013 and 2012

The Mid East segment had an approximate $200, or 2%, decrease in segment profit from the second quarter of 2012. Segment revenues were higher by approximately $61,400, or 40%, quarter over quarter. Revenues increased primarily due to a 19% increase in the number of units settled and an 18% increase in the average settlement price. The increase in settlements was primarily attributable to a 30% higher backlog unit balance entering the second quarter of 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. The higher beginning backlog balance was attributable in part to our acquisition of Heartland Homes in December 2012. Heartland Homes settled approximately 80 homes in the second quarter of 2013. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering the second quarter of 2013 compared to the same period in 2012 attributable to a shift in mix to higher priced communities as well as the higher average price of homes in the backlog acquired in the Heartland Homes acquisition. The Mid East’s gross profit margin decreased to 14.6% in the second quarter of 2013 from 16.8% in the same period of 2012. Gross profit margins were negatively impacted by the lower average gross profit margin associated with the Heartland Homes backlog acquired, a portion of which was settled in the current quarter, and higher construction costs, including lumber and certain other commodity costs.

Segment new orders and the average selling price for new orders increased 23% and 14%, respectively, during the second quarter of 2013 compared to the same period in 2012. New orders were higher quarter over quarter due to approximately 90 new orders from our Heartland Homes divisions, an increase in the number of active communities in the Mid East segment (excluding Heartland Homes), and a decrease in the cancellation rate quarter over quarter. The increase in the average new order price was attributable to a shift in mix to higher priced communities in certain markets, including higher average selling prices associated with the Heartland Homes new orders, coupled with the aforementioned favorable market conditions in the current year quarter which allowed us to increase prices in certain markets.

Six Months Ended June 30, 2013 and 2012

The Mid East segment had an approximate $600, or 6%, increase in segment profit from the first six months of 2013 compared to the same period in 2012. The increase in segment profit was driven by an increase in revenues of approximately $125,900, or 49%, year over year due primarily to a 24% increase in the number of units settled and a 20% increase in the average settlement price. The increase in settlements was primarily attributable to a 43% higher backlog unit balance entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. The higher backlog balance entering 2013 was in part attributable to the Heartland Homes acquisition, which added approximately 200 units and $81,600 to backlog at December 31, 2012. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering the first quarter of 2013 compared to the same period in 2012 due to a shift in mix to higher priced communities as well as to the higher average price of homes in the backlog acquired from Heartland Homes. Gross profit margin decreased to 13.6% in the first six months of 2013 from 15.5% in the same period of 2012, due to the lower average gross profit margin associated with the Heartland Homes backlog acquired, a significant portion of which was settled in the current year, and higher construction costs, including lumber and certain other commodity costs.

Segment new orders and the average selling price for new orders increased 21% and 17%, respectively, during the first six months of 2013 compared to the same period in 2012. New orders increased due to approximately 240 new orders from Heartland Homes, an increase in the number of active communities in the Mid East segment (excluding Heartland Homes), and a decrease in the cancellation rate year over year. The increase in the average new order price was attributable to a shift in mix to higher priced communities in certain markets, including higher average selling prices associated with the Heartland Homes new orders, coupled with the aforementioned favorable market conditions in the current year quarter which allowed us to increase prices in certain markets.

South East

Three Months Ended June 30, 2013 and 2012

The South East segment had an approximate $700, or 16%, increase in segment profit from the second quarter of 2012. Segment revenues in the 2013 quarter increased approximately $24,000, or 31%, compared to the prior year quarter, primarily due to a 17% increase in the number of units settled and a 12% increase in the average settlement price. The increase in settlements was attributable to a 39% higher beginning backlog unit balance entering the second quarter of 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was attributable primarily to a 10% higher average selling price of homes in beginning backlog entering the second quarter of

2013 compared to the same period in 2012. The South East segment’s gross profit margin decreased to 15.4% in the second quarter of 2012 from 16.8% in the second quarter of 2012. Gross profit margin was negatively impacted by higher land and construction costs.

Segment new orders and the average selling price for new orders increased approximately 32% and 10%, respectively, during the second quarter of 2013 compared to the same period in 2012. New orders were favorably impacted by a 12% increase in the number of active communities and higher absorption levels quarter over quarter driven by the favorable market conditions discussed in the Overview section above. In addition, new orders were favorably impacted by a decrease in the cancellation rate quarter over quarter. The increase in the average selling price for new orders was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets in addition to a shift in product mix from attached products to detached products, which generally sell at higher prices.

Six Months Ended June 30, 2013 and 2012

The South East segment had an approximate $500, or 6%, increase in segment profit for the first six months of 2013 compared to the same period in 2012, primarily due to an increase in revenues of approximately $42,800, or 30%, year over year. Segment revenues were higher primarily due to a 17% increase in the number of units settled and an 11% increase in the average settlement price. The increase in settlements was attributable to a 37% higher beginning backlog unit balance entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. The average settlement price was favorably impacted by a 12% higher average price of homes in backlog entering 2013 compared to the same period in 2012. The South East segment’s gross profit margin decreased to 15.3% in 2013 from 16.7% in 2012 primarily due to higher land and construction costs.

Segment new orders and the average selling price for new orders increased approximately 29% and 9%, respectively, in the first six months of 2013 from the same period in 2012. New orders increased quarter over quarter due to higher sales absorption levels driven by improved economic conditions as discussed in the Overview section. In addition, new orders were favorably impacted by a 9% increase in the number of active communities and a decrease in the cancellation rate year over year. The increase in the average selling price for new orders was attributable to a shift in mix of new orders to higher priced markets and higher priced communities in certain markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$94,825	$83,246	$172,105	$147,008
Homebuilding North East	14,176	12,308	24,556	20,859
Homebuilding Mid East	31,101	25,589	52,155	39,987
Homebuilding South East	15,666	13,043	28,679	24,094
Consolidation adjustments and other	2,154	(3,874)	7,210	(7,270)

Consolidated Homebuilding gross profit	$157,922	$130,312	$284,705	$224,678

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$48,727	$44,579	$85,266	$73,665
Homebuilding North East	6,397	5,632	10,083	8,093
Homebuilding Mid East	9,412	9,644	11,235	10,604
Homebuilding South East	5,101	4,379	8,748	8,284
Reconciling items:
Contract land deposit reserve adjustment (1)	2,845	41	3,852	1,350
Equity-based compensation expense (2)	(9,791)	(15,825)	(17,213)	(31,499)
Corporate capital allocation (3)	29,673	22,555	55,291	41,527
Unallocated corporate overhead (4)	(20,972)	(15,209)	(46,170)	(34,012)
Consolidation adjustments and other (5)	5,479	1,249	15,138	2,076
Corporate interest expense (6)	(5,208)	(61)	(10,623)	(122)

Reconciling items sub-total	2,026	(7,250)	275	(20,680)

Homebuilding consolidated profit before taxes	$71,663	$56,984	$115,607	$79,966

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	Equity-based compensation expense is lower for the three and six months ended June 30, 2013 due to restricted share units issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012. This reduction was partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Homebuilding Mid Atlantic	$18,609	$14,837	$34,716	$27,517
Homebuilding North East	2,353	1,999	4,347	3,821
Homebuilding Mid East	5,716	3,506	10,731	6,248
Homebuilding South East	2,995	2,213	5,497	3,941

Total	$29,673	$22,555	$55,291	$41,527

(4)	The change in unallocated corporate overhead in the three and six month periods of 2013 was primarily attributable to higher employee costs related to increased headcount period over period.
(5)	The increase in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of 3.95% Senior Notes due 2022 in the third quarter of 2012.

Mortgage Banking Segment

Three and Six Months Ended June 30, 2013 and 2012

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loan closing volume:
Total principal	$646,450	$548,871	$1,120,216	$969,055

Loan volume mix:
Adjustable rate mortgages	4%	5%	3%	6%

Fixed rate mortgages	96%	95%	97%	94%

Operating profit:
Segment profit	$9,316	$7,879	$21,118	$16,621
Stock option expense	(798)	(908)	(1,439)	(1,674)

Mortgage banking income before tax	$8,518	$6,971	$19,679	$14,947

Capture rate:	85%	88%	84%	88%

Mortgage Banking fees:
Net gain on sale of loans	$12,586	$10,453	$28,159	$21,569
Title services	4,980	3,960	8,723	7,022
Servicing fees	116	80	188	199

	$17,682	$14,493	$37,070	$28,790

Loan closing volume for the three and six months ended June 30, 2013, increased 18% and 16%, respectively, over the same periods for 2012. The 2013 increases were primarily attributable to the increased unit volume as a result of the aforementioned increase in the number of builder settlements compared to the same periods in 2012 and an increase in the average loan amounts compared to the same periods in 2012. The unit volume increases were partially offset by a decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”), which for the three and six month periods ended June 30, 2013 decreased to 85% and 84%, respectively, compared to 88% for the same periods in 2012.

Segment profit for the three and six month periods ended June 30, 2013, increased by approximately $1,400 and $4,500, respectively, from the same periods in 2012. For the three and six month periods, the increase in segment profits was driven primarily by increased mortgage banking fees of approximately $3,200 and $8,300, respectively. Mortgage banking fees were higher for both periods primarily due to the aforementioned increases in loan closing volume and an increase in secondary marketing gains on sales of loans. The increase in mortgage banking fees for the three and six month period ended June 30, 2013 was partially offset by an increase in general and administrative expenses, which increased by approximately $2,000 and $3,400, respectively, from the same periods in 2012. The increase in general and administrative expenses was primarily attributable to higher compensation costs as a result of an increase in headcount.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At June 30, 2013, we had an allowance for loan losses of approximately $7,300. Although we consider the allowance for loan losses reflected on the June 30, 2013 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding segment’s customers for business. If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods as a result of continued tightening and volatility of the credit markets, changes in investor funding times, and increased regulation of mortgage lending practices.

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

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On August 1, 2012, NVRM entered into a repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (“Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement has been renewed with materially consistent terms and conditions and expires on July 30, 2014.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.10%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at June 30, 2013. At June 30, 2013 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the six months ended June 30, 2013, cash and cash equivalents decreased by $375,083. Cash used by our operating activities was $90,514. Cash was used to fund the increase in homebuilding inventory of $256,541, as a result of an increase in units under construction at June 30, 2013 compared to December 31, 2012 and the acquisition of additional land under development. Cash was provided by an increase of $106,719 in accounts payable, accrued expenses and customer deposits due primarily to the increase in our inventory and sales volume and net proceeds of $30,046 from mortgage loan activity.

Net cash used by investing activities was $16,707 for the six months ended June 30, 2013, which was primarily attributable to an additional $11,000 investment made in our existing joint venture with Morgan Stanley Real Estate Investing. In addition, cash was used to purchase property, plant and equipment of $8,088.

Net cash used by financing activities was $267,862 for the six months ended June 30, 2013. Cash was used to repurchase approximately 300,000 shares of our common stock at an aggregate purchase price of $294,979 under our ongoing common stock repurchase program, discussed below. Stock option exercise activity provided $6,671 in exercise proceeds, and we realized $23,727 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for further discussion of repurchase activity during the second quarter of 2013.

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

At June 30, 2013, we had approximately $87,600 in land under development in four separate communities. In addition, at June 30, 2013, we had an aggregate investment totaling approximately $90,800 in three separate JVs that controlled land under development. None of the four communities classified as land under development nor any of the undeveloped land held by the three JVs had any indicators of impairment at June 30, 2013. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Our analysis is focused on whether we can sell houses profitably in a particular community in the current market with which we are faced. Because we do not own the finished lots on which we had placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes profitably at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit our deposit and terminate the contract, or whether we will attempt to restructure the lot purchase contract, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether an impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2013 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2013 condensed consolidated balance sheet to be adequate (see Note 10 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the June 30, 2013 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2013. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On July 18, 2007, former and current employees filed lawsuits against us in the Court of Common Pleas in Allegheny County, Pennsylvania and Hamilton County, Ohio, in Superior Court in Durham County, North Carolina, and in the Circuit Court in Montgomery County, Maryland, and on July 19, 2007 in the Superior Court in New Jersey, alleging that we incorrectly classified our sales and marketing representatives as being exempt from overtime wages. These lawsuits are similar in nature to another lawsuit filed on October 29, 2004 by another former employee in the United States District Court for the Western District of New York captioned Tracy v. NVR, Inc. The lawsuits filed in Ohio, Pennsylvania, Maryland, New Jersey and North Carolina have been stayed pending further developments in the Tracy action.

The complaints described above seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. While the suits were filed as purported class actions, none of them have been certified as such. On April 29, 2013, the Western District of New York ruled that the claims asserted in the Tracy case were not appropriate for class action treatment and dismissed a number of individuals who had filed consents to join that action from the case. It is now scheduled for a trial on the remaining individual plaintiff’s claims to commence in October 2013.

On May 29, 2013, attorneys representing the individuals dismissed from the Tracy action filed another lawsuit on behalf of those individuals in the New York Supreme Court for Monroe County captioned Anderson v. NVR, Inc. We removed the Anderson action to the Western District of New York on June 18, 2013. Plaintiffs subsequently filed a motion to stay the Anderson action pending final disposition of the Tracy action, which we intend to oppose.

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

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. It is not yet known what next steps, if any, the DOJ will take in the matter. We intend to continue cooperating with any future EPA and/or DOJ inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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

    (Dollars in thousands)

We had two repurchase authorizations outstanding during the quarter ended June 30, 2013. On December 14, 2011 (“2011 Authorization”) and December 18, 2012 (“2012 Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. We fully utilized the 2011 Authorization during the second quarter of 2013. The 2012 Authorization does not have an expiration date. We repurchased the following shares of our common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	28,617	$995.39	28,617	$364,132
May 1 - 31, 2013 (1)	131,635	$1,006.15	131,635	$231,687
June 1 - 30, 2013	139,834	$958.63	139,834	$97,638

Total	300,086	$982.98	300,086

(1)	63,533 shares were purchased under the 2011 Authorization, which fully utilized the 2011 Authorization. The remaining 68,102 shares were purchased under the 2012 Authorization.

On July 30, 2013, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions.

Item 6.	Exhibits

(a) Exhibits:

10.1	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.

10.2	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2013	NVR, Inc.

	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

10.1	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.

10.2	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document