Form 10-Q
period 2013-09-30
NVR INC
filed 2013-11-01
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013 there were 4,548,037 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$804,629	$1,139,103
Receivables	13,137	9,421
Inventory:
Lots and housing units, covered under sales agreements with customers	750,209	515,498
Unsold lots and housing units	97,102	81,932
Land under development	59,409	68,336
Manufacturing materials and other	10,350	12,365

	917,070	678,131
Assets related to consolidated variable interest entity	9,808	15,626
Contract land deposits, net	218,527	191,538
Property, plant and equipment, net	31,622	27,016
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	7,520	9,219
Other assets, net	287,485	270,636

	2,331,378	2,382,270

Mortgage Banking:
Cash and cash equivalents	6,960	13,498
Mortgage loans held for sale, net	153,928	188,929
Property and equipment, net	4,165	2,465
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	15,119	10,333

	187,519	222,572

Total assets	$2,518,897	$2,604,842

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$221,343	$163,446
Accrued expenses and other liabilities	270,750	234,804
Liabilities related to consolidated variable interest entity	2,476	2,180
Non-recourse debt related to consolidated variable interest entity	559	4,574
Customer deposits	122,227	99,687
Senior notes	599,053	598,988

	1,216,408	1,103,679

Mortgage Banking:
Accounts payable and other liabilities	27,395	20,686

	27,395	20,686

Total liabilities	1,243,803	1,124,365

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 and 20,556,198 shares issued as of September 30, 2013 and December 31, 2012, respectively	206	206
Additional paid-in-capital	1,208,653	1,169,699
Deferred compensation trust – 109,256 and 152,223 shares of NVR, Inc. common stock as of September 30, 2013 and December 31, 2012, respectively	(17,741)	(25,331)
Deferred compensation liability	17,741	25,331
Retained earnings	4,507,746	4,339,080
Less treasury stock at cost – 16,008,428 and 15,642,068 shares at September 30, 2013 and December 31, 2012, respectively	(4,441,511)	(4,028,508)

Total shareholders’ equity	1,275,094	1,480,477

Total liabilities and shareholders’ equity	$2,518,897	$2,604,842

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Homebuilding:
Revenues	$1,167,595	$854,396	$2,910,673	$2,195,881
Other income	1,030	599	3,154	2,045
Cost of sales	(964,416)	(702,436)	(2,422,789)	(1,819,243)
Selling, general and administrative	(78,897)	(76,553)	(239,430)	(222,483)

Operating income	125,312	76,006	251,608	156,200
Interest expense	(5,525)	(1,351)	(16,214)	(1,579)

Homebuilding income	119,787	74,655	235,394	154,621

Mortgage Banking:
Mortgage banking fees	21,372	16,241	58,442	45,031
Interest income	1,396	1,025	3,398	3,505
Other income	218	161	509	373
General and administrative	(11,026)	(7,789)	(30,459)	(24,029)
Interest expense	(157)	(160)	(408)	(455)

Mortgage banking income	11,803	9,478	31,482	24,425

Income before taxes	131,590	84,133	266,876	179,046
Income tax expense	(48,655)	(31,133)	(98,210)	(59,085)

Net income	$82,935	$53,000	$168,666	$119,961

Basic earnings per share	$18.08	$10.60	$35.01	$23.76

Diluted earnings per share	$17.67	$10.33	$34.13	$23.22

Basic weighted average shares outstanding	4,588	4,999	4,817	5,049

Diluted weighted average shares outstanding	4,695	5,132	4,942	5,167

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$168,666	$119,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,375	5,822
Excess income tax benefit from equity-based compensation	(23,811)	(5,687)
Equity-based compensation expense	30,385	50,136
Contract land deposit recoveries	(4,590)	(243)
Gain on sale of loans	(43,951)	(33,351)
Mortgage loans closed	(1,673,257)	(1,423,299)
Proceeds from sales of mortgage loans	1,751,736	1,579,863
Principal payments on mortgage loans held for sale	1,288	1,894
Distribution of earnings from unconsolidated joint ventures	4,323	3,080
Net change in assets and liabilities:
Increase in inventory	(231,676)	(162,507)
Increase in contract land deposits	(22,399)	(41,231)
Increase in receivables	(3,909)	(3,265)
Increase in accounts payable, accrued expenses and customer deposits	136,935	98,598
Other, net	(10,950)	(11,321)

Net cash provided by operating activities	88,165	178,450

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(11,000)	(1,000)
Distribution of capital from unconsolidated joint ventures	6,135	5,746
Purchase of property, plant and equipment	(14,069)	(10,367)
Proceeds from the sale of property, plant and equipment	381	353

Net cash used in investing activities	(18,553)	(5,268)

Cash flows from financing activities:
Purchases of treasury stock	(435,809)	(220,128)
Net repayments under note payable and credit lines	(473)	(660)
Repayments under non-recourse debt related to consolidated variable interest entity	(4,015)	(5,646)
Borrowings under non-recourse debt related to consolidated variable interest entity	—	1,528
Excess income tax benefit from equity-based compensation	23,811	5,687
Proceeds from issuance of Senior Notes due 2022	—	598,962
Debt issuance costs for Senior Notes due 2022	—	(4,024)
Proceeds from the exercise of stock options	7,564	48,853

Net cash (used in) provided by financing activities	(408,922)	424,572

Net (decrease) increase in cash and cash equivalents	(339,310)	597,754
Cash and cash equivalents, beginning of the period	1,153,507	480,794

Cash and cash equivalents, end of the period	$814,197	$1,078,548

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$24,673	$705

Income taxes paid during the period, net of refunds	$55,209	$36,054

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Note 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For the three and nine month periods ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIEs”). Therefore, the development entities with which NVR enters fixed price purchase agreements, including the joint venture limited liability corporations (“JVs”), as discussed in Note 3 below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

As of September 30, 2013, NVR controlled approximately 56,000 lots with deposits in cash and letters of credit totaling approximately $279,500 and $2,200, respectively. At December 31, 2012, NVR controlled approximately 53,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $256,600 and $3,300, respectively. The contract land deposit asset is shown net of an approximate $61,000 and $65,000 impairment valuation allowance at September 30, 2013 and December 31, 2012, respectively. During the three and nine month periods ended September 30, 2013, the Company recognized a net pre-tax recovery of approximately $600 and $4,600, respectively, of contract land deposits previously determined to be uncollectible. During the three and nine month periods ended September 30, 2012, the Company recognized a net pre-tax charge of approximately $900 related to the impairment of contract land deposits and a net pre-tax recovery of approximately $200 of contract land deposits previously determined to be uncollectible, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of September 30, 2013 and December 31, 2012, was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	September 30, 2013	December 31, 2012
Contract land deposits	$279,530	$256,577
Loss reserve on contract land deposits	(61,003)	(65,039)

Contract land deposits, net	218,527	191,538
Contingent obligations in the form of letters of credit	2,235	3,338
Contingent specific performance obligations (1)	2,317	7,047

Total risk of loss	$223,079	$201,923

(1)	At September 30, 2013 and December 31, 2012, the Company was committed to purchase 23 and 71 finished lots under specific performance obligations, respectively.

3. Joint Ventures

On a limited basis, NVR also obtains finished lots using JVs. All JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, in addition to any deposits placed under fixed price purchase agreements with the JV. NVR is not a borrower, guarantor or obligor on any debt of the JVs. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At September 30, 2013, the Company had an aggregate investment totaling approximately $85,400 in three JVs that are expected to produce approximately 7,300 finished lots, of which approximately 2,700 were not under contract with NVR. During the first quarter of 2013, NVR invested an additional $11,000 in the Company’s existing joint venture with Morgan Stanley Real Estate Investing. The Company has determined that it is not the primary beneficiary of two of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these two JVs was approximately $78,600 and is reported in the “Other assets, net” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at September 30, 2013 and December 31, 2012, of the consolidated JV were as follows:

	September 30, 2013	December 31, 2012
Cash	$2,608	$906
Restricted cash	408	505
Other assets	672	833
Land under development	6,120	13,382

Total assets	$9,808	$15,626

Debt	$559	$4,574
Accrued expenses	852	935
Equity	8,397	10,117

Total liabilities and equity	$9,808	$15,626

4. Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the first quarter of 2013, NVR directly acquired a raw parcel of land zoned for its intended use for approximately $28,500 that it intends to

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

develop into approximately 400 finished lots for use in its homebuilding operations. As of September 30, 2013, NVR directly owned five separate raw parcels of land with a carrying value of $59,409 that it intends to develop into approximately 800 finished lots for use in its homebuilding operations. None of the raw parcels had any indicators of impairment as of September 30, 2013. Based on current market conditions, NVR may, on a very limited basis, directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion.

5. Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest capitalized, beginning of period	$2,454	$—	$893	$—
Interest incurred	6,287	1,678	18,801	2,201
Interest charged to interest expense	(5,682)	(1,511)	(16,622)	(2,034)
Interest charged to cost of sales	(38)	—	(51)	—

Interest capitalized, end of period	$3,021	$167	$3,021	$167

6. Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding used to calculate basic EPS	4,588,000	4,999,000	4,817,000	5,049,000
Dilutive Securities:
Stock options and restricted share units	107,000	133,000	125,000	118,000

Weighted average number of shares and share equivalents used to calculate diluted EPS	4,695,000	5,132,000	4,942,000	5,167,000

Stock options issued under equity benefit plans to purchase 179,712 and 166,712 shares of common stock were outstanding during the three and nine month periods ended September 30, 2013, respectively, and 153,306 and 171,508 shares of common stock were outstanding during the three and nine month periods ended September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

7. Equity-Based Compensation Expense

During the nine months ended September 30, 2013, the Company issued 35,491 restricted share units (“RSUs”) and 115,724 non-qualified stock options (“Options”) from the 2010 Equity Incentive Plan (“2010 Equity Plan”). Substantially all of the RSUs, which were issued in May 2013, will vest 100% on December 31, 2015, based on continued employment or continued service as a Director, as applicable. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. Substantially all of the Options granted vest annually in 25% increments beginning on December 31, 2015, based solely on continued employment or continued service as a Director, as applicable. The Options expire 10 years from the date of grant.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historical volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during the nine months ended September 30, 2013 was estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Estimated average Option life (years)	5.23
Risk free interest rate (range)	0.42% - 2.10%
Expected volatility (range)	17.98% - 32.72%
Expected dividend rate	0.00%
Grant-date fair value per share of Options granted	$271.24

In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the non-vested equity shares is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of non-vested equity shares are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted during the nine months ended September 30, 2013 was $997.66 per share.

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees or directors. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation and requires that the compensation costs of stock-based awards be recognized net of estimated forfeitures. Total stock based compensation expense, net of forfeitures, recognized during the three months ended September 30, 2013 and 2012 was $11,733 and $16,963, respectively, and for the nine months ended September 30, 2013 and 2012 was $30,385 and $50,136, respectively.

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

On December 31, 2012, NVR acquired substantially all of the assets of Heartland Homes, Inc. The acquisition resulted in NVR recording finite-lived intangible assets and goodwill in the amounts of $8,778 and $441, respectively. The finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 5 years. Accumulated amortization related to the finite-lived intangible assets was $1,699 as of September 30, 2013.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2013 and determined that there was no impairment of either asset.

9. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In-	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2012	$206	$1,169,699	$4,339,080	$(4,028,508)	$(25,331)	$25,331	$1,480,477
Net income	—	—	168,666	—	—	—	168,666
Deferred compensation activity	—	—	—	—	7,590	(7,590)	—
Purchases of common stock for treasury	—	—	—	(435,809)	—	—	(435,809)
Equity-based compensation	—	30,385	—	—	—	—	30,385
Tax benefit from equity benefit plan activity	—	23,811	—	—	—	—	23,811
Proceeds from stock options exercised	—	7,564	—	—	—	—	7,564
Treasury stock issued upon option exercise and restricted share vesting	—	(22,806)	—	22,806	—	—	—

Balance, September 30, 2013	$206	$1,208,653	$4,507,746	$(4,441,511)	$(17,741)	$17,741	$1,275,094

The Company repurchased 454,782 shares of its common stock during the nine months ended September 30, 2013 at an aggregate purchase price of $435,809. The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock to Option or RSU holders. Approximately 88,000 shares were issued from the treasury account during the nine months ended September 30, 2013 for Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

10. Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Warranty reserve, beginning of period	$77,341	$58,790	$62,742	$64,008
Provision	15,798	11,870	49,701	27,587
Payments	(11,403)	(9,559)	(30,707)	(30,494)

Warranty reserve, end of period	$81,736	$61,101	$81,736	$61,101

The warranty reserve provision for the nine months ended September 30, 2013 includes a charge of approximately $15,600, recognized in the second quarter of 2013, to establish an accrual related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one specific community.

11. Segment Disclosures

The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

Homebuilding Mid Atlantic –Virginia, West Virginia, Maryland, Delaware and Washington, D.C.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s 3.95% Senior Notes due 2022 (the “Senior Notes”) and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Homebuilding Mid Atlantic	$685,822	$509,487	$1,712,592	$1,324,802
Homebuilding North East	88,451	80,525	233,322	203,926
Homebuilding Mid East	266,598	174,645	650,817	432,948
Homebuilding South East	126,724	89,739	313,942	234,205
Mortgage Banking	21,372	16,241	58,442	45,031

Total consolidated revenues	$1,188,967	$870,637	$2,969,115	$2,240,912

Profit:
Homebuilding Mid Atlantic	$92,496	$56,763	$177,762	$130,428
Homebuilding North East	8,031	8,383	18,114	16,476
Homebuilding Mid East	21,823	13,652	33,058	24,256
Homebuilding South East	11,529	5,555	20,277	13,839
Mortgage Banking	12,665	10,646	33,783	27,267

Total segment profit	146,544	94,999	282,994	212,266

Contract land deposit reserve adjustment (1)	699	(764)	4,551	586
Equity-based compensation expense (2)	(11,733)	(16,963)	(30,385)	(50,136)
Corporate capital allocation (3)	31,297	24,712	86,588	66,239
Unallocated corporate overhead (4)	(13,969)	(19,027)	(60,139)	(53,039)
Consolidation adjustments and other (5)	(15,743)	2,486	(605)	4,562
Corporate interest expense (6)	(5,505)	(1,310)	(16,128)	(1,432)

Reconciling items sub-total	(14,954)	(10,866)	(16,118)	(33,220)

Consolidated income before taxes	$131,590	$84,133	$266,876	$179,046

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

	September 30,	December 31,
	2013	2012
Assets:
Homebuilding Mid Atlantic	$887,412	$726,335
Homebuilding North East	95,451	64,568
Homebuilding Mid East	211,249	166,859
Homebuilding South East	123,544	85,521
Mortgage Banking	180,172	215,225

Total segment assets	1,497,828	1,258,508

Consolidated variable interest entity	9,808	15,626
Cash and cash equivalents	804,629	1,139,103
Deferred taxes	155,205	145,618
Intangible assets and goodwill	56,447	58,146
Contract land deposit reserve	(61,003)	(65,039)
Consolidation adjustments and other	55,983	52,880

Reconciling items sub-total	1,021,069	1,346,334

Consolidated assets	$2,518,897	$2,604,842

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	Equity-based compensation expense is lower for the three and nine months ended September 30, 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012. This reduction was partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Homebuilding Mid Atlantic	$19,320	$15,592	$54,036	$43,109
Homebuilding North East	2,487	2,203	6,834	6,024
Homebuilding Mid East	6,137	4,371	16,868	10,619
Homebuilding South East	3,353	2,546	8,850	6,487

Total	$31,297	$24,712	$86,588	$66,239

(4)	The decrease in unallocated corporate overhead for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to lower management incentive costs. The increase in unallocated corporate overhead for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to higher employee costs related to increased headcount period over period.

(5)	The change in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective periods.

(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of the Senior Notes in the third quarter of 2012.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

12. Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of September 30, 2013 was $581,940. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,053 at September 30, 2013. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, the Company’s mortgage banking segment, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2013, there were contractual commitments to extend credit to borrowers aggregating $326,729 and open forward delivery contracts aggregating $443,162.

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

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 78 basis points of the loan amount as of September 30, 2013, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

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

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $153,928 included on the accompanying condensed consolidated balance sheet has been increased by $987 from the aggregate principal balance of $152,941.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet as follows:

	Balance Sheet Location	Fair Value September 30, 2013
Derivative Assets:
Rate lock commitments	NVRM—Other assets	$4,479

Derivative Liabilities:
Forward sales contracts	NVRM—Accounts payable and other liabilities	$5,905

The fair value measurement as of September 30, 2013 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$326,729	$(1,675)	$3,813	$2,341	$—	$4,479
Forward sales contracts	$443,162	—	—	—	(5,905)	(5,905)
Mortgages held for sale	$152,941	(806)	631	1,162	—	987

Total Fair Value Measurement, September 30, 2013		$(2,481)	$4,444	$3,503	$(5,905)	$(439)

For the three and nine-month periods ended September 30, 2013, NVRM recorded a fair value adjustment to expense of $418 and a fair value adjustment to income of $2,063, respectively. For the three and nine-month periods ended September 30, 2012, NVRM recorded fair value adjustments to expense of $1,535 and $1,456, respectively. Unrealized gains from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

13. Debt

As of September 30, 2013, the Company’s outstanding Senior Notes had a principal balance of $600,000. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands except per share data)

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At September 30, 2013, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of September 30, 2013, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement expires on July 30, 2014.

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

The complaints described above seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. While the suits were filed as purported class actions, none of them have been certified as such. On April 29, 2013, the Western District of New York ruled that the claims asserted in the Tracy case were not appropriate for class action treatment and dismissed a number of individuals who had filed consents to join that action from the case. The trial on the remaining individual plaintiff’s claims was held in October 2013. On October 23, 2013, the jury in that trial ruled in the Company’s favor that the plaintiff was an exempt outside salesman.

On May 29, 2013, attorneys representing the individuals dismissed from the Tracy action filed another lawsuit on behalf of those individuals in the New York Supreme Court for Monroe County captioned Anderson v. NVR, Inc. The Company removed the Anderson action to the Western District of New York on June 18, 2013. Plaintiffs subsequently filed a motion to stay the Anderson action pending final disposition of the Tracy action, which the Company opposed. The Company also filed a motion to sever the multitude of individuals participating in the Anderson action, leaving each plaintiff to pursue his or her claim individually to the extent that they chose to do so.

The Company believes that its compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. Courts that have considered similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. In addition, the jury verdict in the Tracy v. NVR, Inc. matter in October 2013 upheld the Company’s classification of the position. Accordingly, the Company has vigorously defended and intends to continue to vigorously defend these lawsuits. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying consolidated balance sheets in conjunction with the Anderson v. NVR, Inc. case or any other legal challenges to the exempt status of the Company’s sales and marketing representatives.

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

  (dollars in thousands)

Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level), including the possibility of a U.S. Government shutdown or the failure of the U.S. Congress to raise the debt ceiling; interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors, see Part II, Item 1A of this Form 10-Q and Part I, Item 1A of NVR’s Form 10-K for the fiscal year ended December 31, 2012.

Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Overview

Business

Our primary business is the sale and construction of single-family detached homes, townhomes and condominium buildings, all of which are primarily constructed on a pre-sold basis. To fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We primarily conduct our operations in mature markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets. Our four homebuilding reportable segments consist of the following regions:

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

As of September 30, 2013, we controlled approximately 56,000 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $279,500 and $2,200, respectively. Included in the number of controlled lots are approximately 9,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $61,000 as of September 30, 2013. In addition, we had an aggregate investment of approximately $85,400 in three joint venture limited liability corporations (“JVs”), expected to produce approximately 7,300 lots. Of the lots controlled by the JVs, approximately 2,700 were not under contract with us at September 30, 2013. Further, as of September 30, 2013, we directly owned five separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $59,400 that we intend to develop into approximately 800 finished lots for use in our homebuilding operations. See Notes 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding JVs and land under development, respectively.

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

Overview of Current Business Environment

During the third quarter of 2013, new orders, net of cancellations (“New Orders”) slowed in part due to the increase in mortgage rates at the end of the second quarter of 2013, which reduced affordability. In addition, anticipated stimulus tapering by the Federal Reserve and the ongoing Federal government budget and debt ceiling negotiations have led to buyer uncertainty as to the direction of the market recovery. We believe this had a further negative impact on New Orders. The housing market also continues to face challenges from tight mortgage underwriting standards. While we have benefited from generally improved market conditions in prior quarters, we continue to face gross margin pressure due to increasing land and construction costs.

Our consolidated revenues for the third quarter of 2013 totaled $1,188,967, a 37% increase compared to the third quarter of 2012. Net income and diluted earnings per share in the current quarter were $82,935 and $17.67, respectively, increases of 56% and 71%, respectively, compared to the third quarter of 2012. The number of New Orders for the third quarter of 2013 decreased 7%, while the average sales price for New Orders increased 10%, compared to the third quarter of 2012. Our backlog of homes sold but not yet settled with customers at the end of the quarter was 14% higher on a unit basis and 24% higher on a dollar basis than the same period in 2012.

We believe that the continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery. Due to the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,167,595	$854,396	$2,910,673	$2,195,881
Cost of sales	$964,416	$702,436	$2,422,789	$1,819,243
Gross profit margin percentage	17.4%	17.8%	16.8%	17.2%
Selling, general and administrative expenses	$78,897	$76,553	$239,430	$222,483
Settlements (units)	3,342	2,656	8,492	7,055
Average settlement price	$349.2	$321.7	$342.7	$311.2
New orders (units)	2,381	2,558	9,169	8,329
Average new order price	$367.9	$334.7	$355.9	$325.2
Backlog (units)			5,656	4,950
Average backlog price			$367.3	$338.3
New order cancellation rate	19.1%	16.6%	15.0%	14.2%

Consolidated Homebuilding—Three Months Ended September 30, 2013 and 2012

Homebuilding revenues increased 37% for the third quarter of 2013 from the same period in 2012 primarily as a result of a 26% increase in the number of units settled and a 9% increase in the average settlement price. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 31% higher entering the third quarter of 2013 as compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. Average settlement prices were favorably impacted by an 8% higher average price of homes in beginning backlog period over period.

Gross profit margin for the third quarter of 2013 decreased 39 basis points compared to the third quarter of 2012, primarily due to higher construction costs, including lumber and certain other commodity costs, quarter over quarter, offset partially by higher settlement volume in the current year quarter allowing us to better leverage our operating costs.

The number of New Orders for the third quarter of 2013 decreased 7%, while the average sales price of New Orders increased 10%, when compared to the third quarter of 2012. As noted in the Overview section above, New Orders were impacted by reduced affordability associated with rising mortgage interest rates. This also contributed to an increase in the cancellation rate and lower absorption rates quarter over quarter. We expect sales and pricing pressures to continue over the next several quarters due to reduced affordability associated with the higher mortgage rates and a general slowdown in the housing market. In addition, economic uncertainties, including uncertainties related to the anticipated stimulus tapering by the Federal Reserve and ongoing government budget and debt ceiling negotiations may negatively impact New Orders during the next several quarters.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2013 increased approximately $2,300, or 3%, compared to the third quarter of 2012 but decreased as a percentage of revenue to 6.8% from 9.0% quarter over quarter. The increase in SG&A dollars was attributable primarily to higher sales and marketing costs due to an increase in the number of active communities quarter over quarter.

Consolidated Homebuilding—Nine Months Ended September 30, 2013 and 2012

Homebuilding revenues increased 33% for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of a 20% increase in the number of units settled and a 10% increase in the average settlement price. The increase in the number of units settled was primarily attributable to our beginning backlog units being approximately 35% higher entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. Average settlement prices were favorably impacted by a 10% higher average price of homes in beginning backlog period over period. In addition, both settlements and average settlement prices in 2013 were favorably impacted by the December 2012 Heartland Homes acquisition.

Gross profit margin in the first nine months of 2013 decreased 39 basis points compared to the first nine months of 2012. Gross profit margin in the current year was impacted by a charge of approximately $15,600, or 54 basis points of revenue, to establish an accrual during the second quarter of 2013 related to remediation of primarily water infiltration issues in a single community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one community. Build-out of that community has been completed. Excluding the charge, gross profit margin was 17.3%, an increase of 15 basis points from the prior year. Gross profit margin was favorably impacted by higher settlement volume in the current year allowing us to better leverage our operating costs, partially offset by higher construction costs, including lumber and certain other commodity costs, year over year. We expect to continue to experience gross profit margin pressure over the next several quarters, due to cost and pricing pressures.

The number of New Orders and the average sales price of New Orders for the first nine months of 2013 increased 10% and 9%, respectively, when compared to the first nine months of 2012. New Orders and average New Order sales prices were higher year over year in each of our market segments. The increase in New Orders was driven by an 11% increase in the number of active communities year over year. The Heartland Homes acquisition added approximately 280 New Orders in the current year. The favorable market conditions during the first half of 2013 allowed us to increase our number of active communities and pricing in many of our markets.

SG&A expenses in the first nine months of 2013 increased approximately $16,900 compared to the first nine months of 2012 but decreased as a percentage of revenue to 8.2% from 10.1% year over year. The increase in SG&A dollars was attributable to increases of approximately $19,900 and $2,000 in personnel and management incentive costs, respectively, in 2013 due to an increase in headcount year over year. In addition, sales and marketing costs were approximately $9,400 higher in 2013 due to the increase in the number of active communities. These cost increases were partially offset by an approximate $18,600 reduction in equity-based compensation in 2013 compared to 2012. Equity-based compensation was favorably impacted as a result of the RSUs issued in 2010 becoming fully vested as of December 31, 2012, offset partially by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013. The decrease in SG&A costs as a percentage of revenue was driven by increased revenue in the current year, allowing us to better leverage our overhead costs.

Backlog units and dollars were 5,656 and $2,077,425, respectively, as of September 30, 2013 compared to 4,950 and $1,674,502, respectively, as of September 30, 2012. Backlog units were higher primarily due to our beginning backlog units being approximately 35% higher entering 2013 compared to the same period in 2012, coupled with the increase in New Orders and a lower backlog turnover rate in 2013. Backlog dollars were favorably impacted by the increase in backlog units and the 9% higher average New Order sales price during the second and third quarters of 2013 compared to the same period in the prior year.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15.0% and 14.2% in the first nine months of 2013 and 2012, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in the remainder of 2013 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2013 and 2012 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include $2,200 and $2,800 at September 30, 2013 and 2012, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by segment for the three and nine months ended September 30, 2013 and 2012:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Mid Atlantic	$685,822	$509,487	$1,712,592	$1,324,802
North East	88,451	80,525	233,322	203,926
Mid East	266,598	174,645	650,817	432,948
South East	126,724	89,739	313,942	234,205
Gross profit margin:
Mid Atlantic	$140,683	$95,774	$312,788	$242,782
North East	16,255	15,211	40,811	36,070
Mid East	44,608	30,172	96,763	70,159
South East	22,406	14,814	51,085	38,908
Segment profit:
Mid Atlantic	$92,496	$56,763	$177,762	$130,428
North East	8,031	8,383	18,114	16,476
Mid East	21,823	13,652	33,058	24,256
South East	11,529	5,555	20,277	13,839
Gross profit margin percentage:
Mid Atlantic	20.5%	18.8%	18.3%	18.3%
North East	18.4%	18.9%	17.5%	17.7%
Mid East	16.7%	17.3%	14.9%	16.2%
South East	17.7%	16.5%	16.3%	16.6%

Segment Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,700	1,339	$403.2	$380.5	4,331	3,620	$395.3	$365.9
North East	264	249	$335.0	$323.4	714	665	$326.8	$306.7
Mid East	890	682	$299.5	$256.0	2,205	1,739	$295.1	$248.9
South East	488	386	$259.6	$232.5	1,242	1,031	$252.7	$227.0

Total	3,342	2,656	$349.2	$321.7	8,492	7,055	$342.7	$311.2

New orders, net of cancellations:
Mid Atlantic	1,224	1,355	$420.8	$391.5	4,611	4,339	$412.8	$379.3
North East	265	217	$333.7	$326.2	832	712	$331.2	$327.2
Mid East	543	576	$321.0	$267.3	2,325	2,051	$306.9	$261.0
South East	349	410	$281.2	$246.2	1,401	1,227	$264.8	$240.2

Total	2,381	2,558	$367.9	$334.7	9,169	8,329	$355.9	$325.2

	As of September 30,
	2013	2012	2013	2012
	Units		Average Price
Backlog:
Mid Atlantic	2,963	2,692	$421.6	$390.7
North East	551	423	$336.2	$338.1
Mid East	1,272	1,119	$319.0	$268.8
South East	870	716	$272.7	$250.0

Total	5,656	4,950	$367.3	$338.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
New order cancellation rate:
Mid Atlantic	19.5%	16.5%	15.0%	13.1%
North East	17.2%	19.9%	15.5%	17.3%
Mid East	15.4%	17.0%	13.4%	14.4%
South East	24.1%	14.2%	17.3%	15.7%

Average active communities:
Mid Atlantic	224	204	216	196
North East	42	40	39	39
Mid East	121	103	126	104
South East	66	65	66	62

Total	453	412	447	401

Segment Homebuilding Inventory:

	As of September 30,
	2013	2012
Sold inventory:
Mid Atlantic	$462,590	$353,926
North East	68,608	44,655
Mid East	140,248	94,213
South East	77,598	54,144

Total (1)	$749,044	$546,938

Unsold lots and housing units inventory:
Mid Atlantic	$61,964	$43,524
North East	3,981	2,724
Mid East	9,657	8,914
South East	9,071	10,318

Total (1)	$84,673	$65,480

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sold and unsold inventory impairments:
Mid Atlantic	$10	$111	$96	$185
North East	—	13	47	19
Mid East	39	—	484	72
South East	82	34	82	101

Total	$131	$158	$709	$377

Segment Lots Controlled and Contract Land Deposits:

	As of September 30,
	2013	2012
Total lots controlled:
Mid Atlantic	30,651	30,801
North East	5,059	4,411
Mid East	16,372	13,191
South East	9,385	7,130

Total	61,467	55,533

Lots included in impairment reserve:
Mid Atlantic	4,307	5,675
North East	1,170	1,207
Mid East	2,723	2,373
South East	1,394	2,292

Total	9,594	11,547

Contract land deposits, net:
Mid Atlantic	$145,891	$127,322
North East	14,600	11,164
Mid East	36,928	25,085
South East	23,343	12,648

Total	$220,762	$176,219

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contract land deposit impairment (recoveries):
Mid Atlantic	$—	$(84)	$(264)	$143
North East	—	—	(25)	(72)
Mid East	92	201	146	236
South East	4	36	4	36

Total	$96	$153	$(139)	$343

Mid Atlantic

Three Months Ended September 30, 2013 and 2012

The Mid Atlantic segment profit increased approximately $35,700, or 63%, from the third quarter of 2012, primarily due to an increase in segment revenues of approximately $176,300, or 35%, quarter over quarter. Revenues increased due to a 27% increase in the number of units settled and a 6% increase in the average settlement price. The increase in units settled was attributable to a 29% higher backlog unit balance entering the third quarter of 2013 compared to the backlog unit balance entering the third quarter of 2012. Average settlement prices were higher due to a 7% higher average price of homes in backlog entering the third quarter of 2013 compared to the same period in 2012. The Mid Atlantic segment’s gross profit margin percentage increased 171 basis points quarter over quarter. Gross profit margin increased due to increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders for the third quarter of 2013 decreased by 10%, while the average sales price of New Orders increased 7%, when compared to the third quarter of 2012. As noted in the Overview section above, New Orders were impacted by reduced affordability associated with rising mortgage interest rates, which also contributed to an increase in the cancellation rate and lower absorption rates quarter over quarter. The increase in the average sales price was attributable to a shift to higher priced communities in certain markets and our ability to raise prices in many of our markets through the first half of 2013 as a result of favorable market conditions. We began to experience sales pressures during the current year’s third quarter and expect sales and pricing pressures to continue over the next several quarters due to market uncertainties.

Nine Months Ended September 30, 2013 and 2012

The Mid Atlantic segment had an approximate $47,300, or 36%, increase in segment profit in the first nine months of 2013 compared to the same period in 2012. The increase in segment profit was driven by the increase of approximately $387,800, or 29%, in revenues year over year due to a 20% increase in the number of units settled and an 8% increase in the average settlement price. The increase in units settled was attributable to a 36% higher backlog unit balance entering 2013 compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate year over year. Average settlement prices were higher due to a 6% higher average price of homes in backlog entering 2013 compared to the same period in 2012. Gross profit margin in the current year was impacted by a charge of approximately $15,600, or 91 basis points of revenue, as discussed above in the Consolidated Homebuilding section, to establish an accrual related to remediation of primarily water infiltration issues in a single community. Excluding this charge, gross profit margin increased 84 basis points to 19.2% in the current year due to increased settlement volume, which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price increased 6% and 9%, respectively, in the first nine months of 2013 from the same period in 2012. New Orders increased due to a 10% increase in the number of active communities, partially offset by a lower absorption rate. The increase in the average sales price was attributable to a shift to higher priced communities in certain markets and favorable market conditions through the first half of 2013, which allowed us to increase prices in several markets within the Mid Atlantic segment.

North East

Three Months Ended September 30, 2013 and 2012

The North East segment had an approximate $400, or 4%, decrease in segment profit from the third quarter of 2012, despite an increase in segment revenues of approximately $7,900, or 10%, quarter over quarter. The North East segment’s gross profit margin percentage decreased 51 basis points quarter over quarter. Segment profit and gross profit margin was negatively impacted in 2013 by higher construction costs including lumber and certain other commodity costs, offset partially by improved leveraging of certain operating costs due to the higher settlement volume. Segment revenues increased due to a 6% increase in the number of units settled, coupled with a 4% increase in the average settlement price. The increase in units settled was attributable to a 21% higher backlog unit balance entering the third quarter of 2013 compared to the backlog unit balance entering the third quarter of 2012, offset partially by a lower backlog turnover rate quarter over quarter. The average settlement price increased quarter over quarter due to a shift in the product mix of settlements from attached products to detached products, which generally sell at higher prices.

Segment New Orders and the average sales price increased approximately 22% and 2%, respectively, during the third quarter of 2013 from the same period in 2012. New Orders were favorably impacted by higher sales absorption levels and a decrease in the cancellation rate quarter over quarter.

Nine Months Ended September 30, 2013 and 2012

The North East segment had an approximate $1,600, or 10%, increase in segment profit in the first nine months of 2013 compared to the same period of 2012. The increase in segment profit was primarily driven by an increase of approximately $29,400, or 14%, in revenues year over year due to a 7% increase in the number of units settled, coupled with a 7% increase in the average settlement price. The increase in units settled was attributable to a 15% higher backlog unit balance entering 2013 as compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate in the current year. The average settlement price increased year over year due to a 9% higher average price of homes in beginning backlog entering 2013 compared to the same period in 2012. The North East segment’s gross profit margin percentage was down slightly year over year. Gross profit margin was negatively impacted in 2013 by higher construction costs, including lumber and certain other commodity costs, year over year. These higher costs were offset by improved leveraging of certain operating costs due to the higher settlement volume.

Segment New Orders and the average sales price increased approximately 17% and 1%, respectively, during the first nine months of 2013 from the same period in 2012. New Orders were favorably impacted by higher sales absorption levels attributable to favorable market conditions through the first half of 2013, and a decrease in the cancellation rate year over year.

Mid East

Three Months Ended September 30, 2013 and 2012

The Mid East segment had an approximate $8,200, or 60%, increase in segment profit from the third quarter of 2012 primarily due to an increase in segment revenues of approximately $92,000, or 53%, quarter over quarter. Revenues increased due to a 30% increase in the number of units settled and a 17% increase in the average settlement price. The increase in settlements was primarily attributable to a 32% higher backlog unit balance entering the third quarter of 2013 compared to the same period in 2012. The higher beginning backlog balance was attributable in part to our acquisition of Heartland Homes in December 2012. Heartland Homes settled approximately 110 homes in the third quarter of 2013. Average settlement prices were higher due to an 18% higher average price of homes in backlog entering the third quarter of 2013 compared to the same period in 2012, which was attributable to a shift in mix to higher priced communities. The Mid East’s gross profit margin decreased to 16.7% in the third quarter of 2013 from 17.3% in the same period of 2012. Gross profit margins were negatively impacted by higher construction costs, including lumber and certain other commodity costs, offset partially by the favorable impact of increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders decreased 6% while the average sales price for New Orders increased 20% during the third quarter of 2013 compared to the same period in 2012. New Orders were negatively impacted by lower absorption levels attributable to reduced affordability associated with rising mortgage interest rates. The increase in the average sales price was attributable to a shift in mix to higher priced communities in certain markets, including higher average sales prices associated with the Heartland Homes New Orders.

Nine Months Ended September 30, 2013 and 2012

The Mid East segment had an approximate $8,800, or 36%, increase in segment profit from the first nine months of 2013 compared to the same period in 2012. The increase in segment profit was driven by an increase in revenues of approximately $217,900, or 50%, year over year due to a 27% increase in the number of units settled and a 19% increase in the average settlement price. The increase in settlements was primarily attributable to a 43% higher backlog unit balance entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. The higher backlog balance entering 2013 was in part attributable to the Heartland Homes acquisition, which added approximately 200 units and $81,600 to backlog at December 31, 2012. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering the first quarter of 2013 compared to the same period in 2012 resulting from a shift in mix to higher priced communities as well as to the higher average price of homes in the backlog acquired from Heartland Homes. Gross profit margin decreased to 14.9% in the first nine months of 2013 from 16.2% in the same period of 2012, due to the lower average gross profit margin associated with the Heartland Homes backlog acquired, a significant portion of which was settled in the current year, and higher construction costs, including lumber and certain other commodity costs. These cost increases were partially offset by the favorable impact of increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price for New Orders increased 13% and 18%, respectively, during the first nine months of 2013 compared to the same period in 2012. New Orders increased due to approximately 280 New Orders from Heartland Homes. The increase in the average New Order sales price was attributable to a shift in mix to higher priced communities in certain markets, including higher average sales prices associated with the Heartland Homes New Orders, coupled with favorable market conditions through the first half of 2013 which allowed us to increase prices in certain markets.

South East

Three Months Ended September 30, 2013 and 2012

The South East segment had an approximate $6,000, or 108%, increase in segment profit from the third quarter of 2012, primarily due to an increase in segment revenues of approximately $37,000, or 41%, quarter over quarter. Revenues increased due to a 26% increase in the number of units settled and a 12% increase in the average settlement price. The increase in settlements was attributable to a 46% higher beginning backlog unit balance entering the third quarter of 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was attributable primarily to a 9% higher average price of homes in beginning backlog entering the third quarter of 2013 compared to the same period in 2012. The South East segment’s gross profit margin increased to 17.7% in the third quarter of 2013 from 16.5% in the third quarter of 2012 due to increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders decreased 15% while the average sales price for New Orders increased 14% during the third quarter of 2013 compared to the same period in 2012. New Orders were negatively impacted by reduced affordability associated with rising mortgage interest rates, which also contributed to an increase in the cancellation rate and lower absorption rates quarter over quarter. The increase in the average sales price for New Orders was attributable to a shift in mix to higher priced communities in certain markets in addition to a shift in product mix from attached products to detached products, which generally sell at higher prices.

Nine Months Ended September 30, 2013 and 2012

The South East segment had an approximate $6,400, or 47%, increase in segment profit for the first nine months of 2013 compared to the same period in 2012, primarily due to an increase in revenues of approximately $79,700, or 34%, year over year. Segment revenues were higher due to a 20% increase in the number of units settled and an 11% increase in the average settlement price. The increase in settlements was attributable to a 37% higher beginning backlog unit balance entering 2013 compared to the same period in 2012, offset partially by a lower backlog turnover rate year over year. The average settlement price was favorably impacted by a 12% higher average price of homes in backlog entering 2013 compared to the same period in 2012. The South East segment’s gross profit margin decreased to 16.3% in 2013 from 16.6% in 2012 primarily due to higher construction costs, including lumber and certain other commodity costs, offset partially by the favorable impact of increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price for New Orders increased approximately 14% and 10%, respectively, in the first nine months of 2013 from the same period in 2012. New Orders increased due to a 7% increase in the number of active communities and higher sales absorption levels driven by favorable market conditions through the first half of 2013. The increase in the average sales price for New Orders was attributable to a shift in mix of New Orders to higher priced markets and higher priced communities in certain markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$140,683	$95,774	$312,788	$242,782
Homebuilding North East	16,255	15,211	40,811	36,070
Homebuilding Mid East	44,608	30,172	96,763	70,159
Homebuilding South East	22,406	14,814	51,085	38,908
Consolidation adjustments and other	(20,773)	(4,011)	(13,563)	(11,281)

Consolidated Homebuilding gross profit	$203,179	$151,960	$487,884	$376,638

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$92,496	$56,763	$177,762	$130,428
Homebuilding North East	8,031	8,383	18,114	16,476
Homebuilding Mid East	21,823	13,652	33,058	24,256
Homebuilding South East	11,529	5,555	20,277	13,839
Reconciling items:
Contract land deposit reserve adjustment (1)	699	(764)	4,551	586
Equity-based compensation expense (2)	(10,871)	(15,795)	(28,084)	(47,294)
Corporate capital allocation (3)	31,297	24,712	86,588	66,239
Unallocated corporate overhead (4)	(13,969)	(19,027)	(60,139)	(53,039)
Consolidation adjustments and other (5)	(15,743)	2,486	(605)	4,562
Corporate interest expense (6)	(5,505)	(1,310)	(16,128)	(1,432)

Reconciling items sub-total	(14,092)	(9,698)	(13,817)	(30,378)

Homebuilding consolidated profit before taxes	$119,787	$74,655	$235,394	$154,621

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	Equity-based compensation expense is lower for the three and nine months ended September 30, 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012. This reduction was partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Homebuilding Mid Atlantic	$19,320	$15,592	$54,036	$43,109
Homebuilding North East	2,487	2,203	6,834	6,024
Homebuilding Mid East	6,137	4,371	16,868	10,619
Homebuilding South East	3,353	2,546	8,850	6,487

Total	$31,297	$24,712	$86,588	$66,239

(4)	The decrease in unallocated corporate overhead for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to lower management incentive costs. The increase in unallocated corporate overhead for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to higher employee costs related to increased headcount period over period.
(5)	The change in consolidation adjustments and other in 2013 from 2012 was primarily attributable to changes in the corporate consolidation entries based on production and settlement volumes in the respective quarters.
(6)	The increase in corporate interest expense in 2013 from 2012 was attributable to the issuance of 3.95% Senior Notes due 2022 in the third quarter of 2012.

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2013 and 2012

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loan closing volume:
Total principal	$695,930	$594,867	$1,816,146	$1,563,921

Loan volume mix:
Adjustable rate mortgages	6%	4%	4%	5%

Fixed rate mortgages	94%	96%	96%	95%

Operating profit:
Segment profit	$12,665	$10,646	$33,783	$27,267
Stock option expense	(862)	(1,168)	(2,301)	(2,842)

Mortgage banking income before tax	$11,803	$9,478	$31,482	$24,425

Capture rate:	79%	86%	82%	87%

Mortgage Banking fees:
Net gain on sale of loans	$15,792	$11,782	$43,951	$33,351
Title services	5,492	4,369	14,215	11,391
Servicing fees	88	90	276	289

	$21,372	$16,241	$58,442	$45,031

Loan closing volume for the three and nine months ended September 30, 2013, increased 17% and 16%, respectively, over the same periods for 2012. The 2013 increases were attributable to the increased unit volume as a result of the aforementioned increase in the number of builder settlements and an increase in the average loan amounts compared to the same periods in 2012, partially offset by a decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (“Capture Rate”). The Capture Rate for the three and nine months ended September 30, 2013 decreased to 79% and 82%, respectively, compared to 86% and 87% for the same periods in 2012. The decrease in the Capture Rate is primarily attributable to a more competitive market for mortgage loans as other lenders’ refinancing activity has slowed.

Segment profit for the three and nine month periods ended September 30, 2013 increased by approximately $2,000 and $6,500, respectively, from the same periods in 2012. For the three and nine month periods, the increase in segment profits was driven primarily by increased mortgage banking fees of approximately $5,100 and $13,400, respectively. Mortgage banking fees were higher for both periods primarily due to the aforementioned increases in loan closing volume and an increase in secondary marketing gains on sales of loans. The increase in mortgage banking fees for the three and nine month periods ended September 30, 2013 was partially offset by an increase in general and administrative expenses, which increased by approximately $3,500 and $7,000, respectively, from the same periods in 2012. The increase in general and administrative expenses was primarily attributable to higher compensation costs as a result of an increase in headcount.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At September 30, 2013, we had an allowance for loan losses of approximately $7,700. Although we consider the allowance for loan losses reflected on the September 30, 2013 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding segment’s customers for business. If New Orders and sales prices of the homebuilding segment decline, NVRM’s operations may also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods as a result of continued tightening and volatility of the credit markets, increases in mortgage interest rates, changes in investor funding times, and increased regulation of mortgage lending practices. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The Consumer Financial Protection Bureau issued rules in January 2013, including “Ability to Repay” underwriting provisions, appraisal standards, servicing and escrow rules, and loan officer compensation requirements. Additional rulemaking is expected within the next several months. The ultimate impact of such provisions on lending institutions, including our mortgage banking subsidiary, will depend on the final interpretation and the banking industry’s implementation of these new standards.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the “Senior Notes”) under the Shelf. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants, however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. Our revolving mortgage repurchase agreement with U.S. Bank National Association provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 30, 2014.

Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at September 30, 2013. At September 30, 2013 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the nine months ended September 30, 2013, cash and cash equivalents decreased by $339,310. Cash provided by our operating activities was $88,165. Cash was provided by our homebuilding operations and an increase of $136,935 in accounts payable, accrued expenses and customer deposits due primarily to the increase in our inventory and sales volume. Cash was also provided by net proceeds of $78,479 from mortgage loan activity. Cash was used to fund the increase in homebuilding inventory of $231,676, as a result of an increase in units under construction at September 30, 2013 compared to December 31, 2012 and the acquisition of additional land under development.

Net cash used by investing activities was $18,553 for the nine months ended September 30, 2013, which was primarily attributable to the purchases of property, plant and equipment of $14,069. In addition, cash was used to make an $11,000 investment in our existing joint venture with Morgan Stanley Real Estate Investing. Cash was provided by the receipt of capital distributions from our unconsolidated JVs totaling $6,135.

Net cash used by financing activities was $408,922 for the nine months ended September 30, 2013. Cash was used to repurchase approximately 455,000 shares of our common stock at an aggregate purchase price of $435,809 under our ongoing common stock repurchase program, discussed below. Stock option exercise activity provided $7,564 in exercise proceeds, and we realized $23,811 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Form 10-Q for further discussion of repurchase activity during the third quarter of 2013.

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

Sold inventory is evaluated for impairment based on the contractual sales price compared to the total estimated cost to construct. Unsold inventory is evaluated for impairment by analyzing recent comparable sales prices within the applicable community compared to the costs incurred to date plus the expected costs to complete. Any calculated impairments are recorded immediately.

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

At September 30, 2013, we had approximately $59,400 in land under development in five separate communities. In addition, at September 30, 2013, we had an aggregate investment totaling approximately $85,400 in three separate JVs that controlled land under development. None of the five communities classified as land under development nor any of the undeveloped land held by the three JVs had any indicators of impairment at September 30, 2013. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2013 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2013 condensed consolidated balance sheet to be adequate (see Note 10 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the September 30, 2013 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2013. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The complaints described above seek injunctive relief, an award of unpaid wages, including fringe benefits, liquidated damages equal to the overtime wages allegedly due and not paid, attorney and other fees and interest, and where available, multiple damages. While the suits were filed as purported class actions, none of them have been certified as such. On April 29, 2013, the Western District of New York ruled that the claims asserted in the Tracy case were not appropriate for class action treatment and dismissed a number of individuals who had filed consents to join that action from the case. The trial on the remaining individual plaintiff’s claims was held in October 2013. On October 23, 2013, the jury in that trial ruled in our favor that the plaintiff was an exempt outside salesman.

On May 29, 2013, attorneys representing the individuals dismissed from the Tracy action filed another lawsuit on behalf of those individuals in the New York Supreme Court for Monroe County captioned Anderson v. NVR, Inc. We removed the Anderson action to the Western District of New York on June 18, 2013. Plaintiffs subsequently filed a motion to stay the Anderson action pending final disposition of the Tracy action, which we opposed. We also filed a motion to sever the multitude of individuals participating in the Anderson action, leaving each plaintiff to pursue his or her claim individually to the extent that they chose to do so.

We believe that our compensation practices in regard to sales and marketing representatives are entirely lawful and in compliance with two letter rulings from the United States Department of Labor (“DOL”) issued in January 2007. Courts that have considered similar claims against other homebuilders have acknowledged the DOL’s position that sales and marketing representatives were properly classified as exempt from overtime wages and the only court to have directly addressed the exempt status of such employees concluded that the DOL’s position was valid. In addition, the jury verdict in the Tracy v. NVR, Inc. matter in October 2013 upheld our classification of the position. Accordingly, we have vigorously defended and intend to continue to vigorously defend these lawsuits. In light of the points noted above, we have not recorded any associated liabilities on the accompanying consolidated balance sheets in conjunction with the Anderson v. NVR, Inc. case or any other legal challenges to the exempt status of our sales and marketing representatives.

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
(Dollars in thousands)

We had two repurchase authorizations outstanding during the quarter ended September 30, 2013. On December 18, 2012 (“2012 Authorization”) and July 30, 2013 (“2013 Authorization”), we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	95,846	$919.84	95,846	$309,476
August 1 - 31, 2013 (1)	58,850	$894.94	58,850	$256,808
September 1 - 30, 2013	—	$—	—	$256,808

Total	154,696	$910.37	154,696

(1)	10,378 shares were purchased under the 2012 Authorization, which fully utilized the 2012 Authorization. The remaining 48,472 shares were purchased under the 2013 Authorization.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2013	NVR, Inc.

	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document