Form 10-K
period 2013-12-31
NVR INC
filed 2014-02-20
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2013, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $4,100,372,390.

As of February 17, 2014 there were 4,472,698 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2014 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

General

NVR, Inc. (“NVR”), a Virginia corporation, was formed in 1980 as NVHomes, Inc. Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings, all of which are primarily constructed on a pre-sold basis. To more fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We conduct our homebuilding activities directly. Our mortgage banking operations are operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR and its consolidated subsidiaries.

We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states and Washington, D.C., primarily in the eastern part of the United States. During 2013, approximately 25% and 12% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 31% and 15%, respectively, of our 2013 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. In 2013, our average price of a settled unit was approximately $349,100.

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

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry has negatively impacted our developers’ ability to obtain acquisition and development financing and to raise equity investments to finance land development activity. As a result of the changing environment, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2013, we controlled approximately 58,100 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $296.6 million and $2.5 million, respectively. Included in the number of controlled lots are approximately 9,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $59.8 million as of December 31, 2013. In addition, we had an aggregate investment totaling approximately $92.7 million in four separate joint venture limited liability corporations (“JVs”), expected to produce approximately 9,300 lots. Of the lots controlled by the JVs, approximately 3,400 were not under contract with us at December 31, 2013. Further, as of December 31, 2013, we directly owned five separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $41.3 million that we intend to develop into approximately 650 finished lots for use in our homebuilding operations. Of the total finished lots expected to be developed, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively.

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

Current Business Environment

During 2013, sales trends in the first six months were stronger than the last six months of the year. During the first half of 2013, the homebuilding market continued to experience the favorable sales and pricing trends which began in 2012, driven by historically low mortgage interest rates and rising costs in the rental market which contributed to higher levels of housing affordability. Sales trends in the second half of 2013 were negatively impacted by increasing mortgage interest rates, rising home prices and buyer uncertainty. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 800 to 7,300 square feet. During 2013, the prices at which we settled homes ranged from approximately $120,000 to $2.1 million and averaged approximately $349,100. During 2012, our average price was approximately $317,100.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and eastern Pennsylvania
Mid East:	New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee

Backlog

Backlog totaled 4,945 units and approximately $1.8 billion at December 31, 2013 compared to backlog of 4,979 units and approximately $1.7 billion at December 31, 2012. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in both 2013 and 2012, and 14% in 2011. During each of 2013, 2012 and 2011, approximately 6% of a quarter’s opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2013 backlog during 2014. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.

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

Regulation

We and our subcontractors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products, and in some instances, have delayed our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number of homes that can be built within the boundaries of a particular area. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities.

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

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2013, NVRM closed approximately 8,600 loans with an aggregate principal amount of approximately $2.5 billion as compared to approximately 8,000 loans with an aggregate principal amount of approximately $2.2 billion in 2012.

NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for Fannie Mae (“FNMA”) mortgage loans and an approved seller/issuer of Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”), Department of Veterans Affairs (“VA”) and Federal Housing Administration (“FHA”) mortgage loans.

Regulation

NVRM is an approved seller/servicer of FNMA mortgage loans and an approved seller/issuer of GNMA, FHLMC, VA and FHA mortgage loans, and is subject to all of those agencies’ rules and regulations. These rules and regulations restrict certain activities of NVRM. NVRM is currently eligible and expects to remain eligible to participate in such programs. In addition, NVRM is subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) with respect to specific origination, selling and servicing practices.

Competition and Market Factors

NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, credit unions and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

Pipeline

NVRM’s mortgage loans in process that had not closed at December 31, 2013 and 2012 had an aggregate principal balance of approximately $1.1 billion in each year. NVRM’s cancellation rate was approximately 35%,

36% and 29% in 2013, 2012 and 2011, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K.

Employees

At December 31, 2013, we employed 3,944 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal internet website can be found at http://www.nvrinc.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board of Directors’ Committee Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees, Policies and Procedures for the Consideration of Board of Director Candidates, and Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a Group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.

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

Item 1A.	Risk Factors.

Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

•	the availability of mortgage financing;

•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;

•	the availability of adequate land in desirable locations on favorable terms;

•	unexpected changes in customer preferences; and

•	changes in the national economy and in the local economies of the markets in which we have operations.

All of these risks are discussed in detail below.

The homebuilding industry experienced a significant downturn over the past several years, which could continue to adversely affect our business and our results of operations.

Over the past several years, the homebuilding industry experienced a significant downturn as a result of low consumer confidence driven by an economic recession, high unemployment levels, affordability issues and uncertainty as to the stability of home prices. As a result, we experienced reduced demand for new homes. During 2012, we began to see signs of strengthening within the homebuilding industry with increasing sales and stabilization of sales prices in many markets. These favorable trends continued into 2013. However, the housing market continues to face challenges from a tight mortgage lending environment, increasing mortgage interest rates and consumer confidence issues due to sustained high levels of unemployment. If the improvements in the homebuilding industry do not continue or the industry suffers another downturn, our gross sales may decrease and/or we may have higher cancellation rates, which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is generally accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreement to developers for the contractual right to acquire the lots. In the event of adverse changes in economic or market conditions, we may cease further building activities in communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. Either action may result in a loss which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. This may result in losses which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

We may be subject to claims on mortgage loans sold to third parties.

Our mortgage banking operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations and could exceed existing estimates and accruals. Because of the uncertainties inherent in estimating these matters, there can be no assurance that any amounts reserved will be adequate or that any potential inadequacies will not have an adverse effect on our results of operations.

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

Our mortgage banking business sells all of the loans it originates into the secondary market usually within 30 days from the date of closing, and has up to approximately $25 million available in a repurchase agreement to fund mortgage closings. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2013, approximately 25% and 12% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 31% and 15%, respectively, of our 2013 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

If we require working capital greater than that provided by our operations, we may be required to obtain alternative financing. No assurance can be given that additional financing will be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, volatility in those markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. These regulations may further increase the cost to produce and market our products. In addition, we have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate or delays in receiving the necessary governmental approvals. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

In addition, new housing developments are often subject to various assessments or impact fees for schools, parks, streets, highways and other public improvements. The cost of these assessments is subject to substantial change and can cause increases in the construction cost of our homes, which, in turn, could reduce our profitability.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The CFPB issued rules governing multiple issues in January 2013, including “Ability to Repay” underwriting provisions, definition and parameters of “Qualified Mortgages” and the establishment of certain protections from liability under “Ability to Repay” provisions for “Qualified Mortgages”. The CFPB’s rulemaking also included limitations on certain fees and loan officer compensation requirements. These rules were effective January 2014. The tighter underwriting requirements and fee restrictions under these standards may negatively impact our mortgage loan origination business.

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

Increased regulation of the mortgage industry could harm our future sales and earnings.

The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Potential changes to federal laws and regulations could have the effect of limiting the activities of FNMA and FHLMC, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, recent and proposed changes to the FHA’s rules to require increased borrower credit scores, increased down payment amounts, and limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

We face competition in our homebuilding and mortgage banking operations.

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

The mortgage banking industry is also competitive. Our main competition comes from national, regional and local mortgage bankers, credit unions, banks and mortgage brokers in each of these markets. Our mortgage banking operations compete primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

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

The homebuilding business has from time to time experienced building material and labor shortages, including shortages in insulation, drywall, certain carpentry work and concrete, as well as fluctuating lumber prices and supply. In addition, strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. Significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

We rely on subcontractors to construct our homes. The failure of our subcontractors to properly construct our homes may be costly.

We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

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

Our failure to maintain the security of our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Weather-related and other events beyond our control may adversely impact our operations.

Extreme weather or other events, such as significant snowfalls, hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. The current corporate office lease expires in April 2026.

In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately 1 million square feet.

Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland lease expires in 2014, the Thurmont and Farmington leases expire in 2019, the Kings Mountain lease expires in 2022, the Burlington County lease expires in 2023 and the Darlington lease expires in 2025. In addition, we own a production facility with approximately 100,000 square feet in Dayton, Ohio. Our current plant utilization has increased to 35% of total capacity in 2013, compared to 31% of total capacity in 2012.

In connection with both our homebuilding and mortgage banking businesses, we also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2023, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.

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

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	58	President and Chief Executive Officer of NVR
Daniel D. Malzahn	44	Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	47	President of NVRM
Eugene J. Bredow	44	Vice President and Controller of NVR

Paul C. Saville was named President and Chief Executive Officer of NVR effective July 1, 2005. Prior to July 1, 2005, Mr. Saville had served as Senior Vice President Finance, Chief Financial Officer and Treasurer of NVR since September 30, 1993 and Executive Vice President from January 1, 2002 through June 30, 2005.

Daniel D. Malzahn was named Vice President, Chief Financial Officer and Treasurer of NVR effective February 20, 2013. Prior to February 20, 2013, Mr. Malzahn was Vice President of Planning and Investor Relations of NVR since February 1, 2004. From January 2000 to January 31, 2004, Mr. Malzahn was Manager of Business Planning of NVR.

Robert W. Henley was named President of NVRM effective October 1, 2012. Mr. Henley had been serving as interim acting President of NVRM since June 1, 2012. Prior to June 1, 2012, Mr. Henley served as Vice President and Controller of NVR since July 1, 2005. From May 2000 to June 30, 2005, Mr. Henley was Assistant Controller of NVR.

Eugene J. Bredow was named Vice President and Controller of NVR effective June 1, 2012. Prior to June 1, 2012, Mr. Bredow was the Vice President of Internal Audit and Corporate Governance of NVR since January 2008 and Director of Internal Audit and Corporate Governance from August 2004 to January 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the New York Stock Exchange under the ticker symbol “NVR.” The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2013 and 2012:

	HIGH	LOW
Prices per Share:

2013
Fourth Quarter	$1,042.55	$883.96
Third Quarter	$967.00	$830.00
Second Quarter	$1,084.00	$885.43
First Quarter	$1,100.00	$920.00

2012
Fourth Quarter	$966.93	$830.00
Third Quarter	$879.99	$721.56
Second Quarter	$855.00	$711.75
First Quarter	$759.13	$667.98

As of the close of business on February 17, 2014, there were 311 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.

We had two repurchase authorizations outstanding during the quarter ended December 31, 2013. On July 30, 2013 and December 17, 2013, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	11,258	$922.22	11,258	$246,425,479
November 1 - 30, 2013	72,870	$928.33	72,870	$178,777,829
December 1 - 31, 2013	42,477	$957.04	42,477	$438,125,597

Total	126,605	$937.42	126,605

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY

The following chart graphs our performance in the form of cumulative total return to holders of our Common Stock since December 31, 2008 in comparison to the Dow/Home Construction Index and the Dow Jones Industrial Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2008.

Item 6.	Selected Financial Data.

(dollars in thousands, except per share amounts)

The following tables set forth selected consolidated financial data. The selected income statement and balance sheet data have been derived from our consolidated financial statements for each of the periods presented and is not necessarily indicative of results of future operations. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes included herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$4,134,481	$3,121,244	$2,611,195	$2,980,758	$2,683,467
Gross profit	710,277	545,605	445,570	542,466	497,734

Mortgage Banking data:
Mortgage banking fees	76,786	63,406	47,954	61,134	60,381
Interest income	4,983	4,504	5,702	5,411	2,979
Interest expense	545	546	875	1,126	1,184

Consolidated data:
Income from continuing operations	$266,477	$180,588	$129,420	$206,005	$192,180
Income from continuing operations per diluted share (1)	$54.81	$35.12	$23.01	$33.42	$31.26

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Homebuilding inventory	$738,565	$678,131	$533,150	$431,329	$418,718
Contract land deposits, net	236,885	191,538	131,930	100,786	49,906
Total assets	2,486,148	2,604,842	1,779,485	2,260,061	2,395,770
Notes and loans payable (2)	599,190	599,745	1,613	92,089	147,880
Shareholders’ equity	1,261,352	1,480,477	1,374,799	1,740,374	1,757,262
Cash dividends per share	—	—	—	—	—

(1)	For the years ended December 31, 2013, 2012, 2011, 2010, and 2009, income from continuing operations per diluted share was computed based on 4,861,702; 5,141,529; 5,623,817; 6,164,617 and 6,148,769 shares, respectively, which represents the weighted average number of shares and share equivalents outstanding for each year.
(2)	Balance does not include non-recourse debt related to the consolidated variable interest entity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development. Historically, we generally have not engaged in land development to obtain finished lots for use in our homebuilding operations. Instead, we have acquired finished lots at market prices from various third party land developers pursuant to fixed price purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build and on our developers’ ability to deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry has negatively impacted our developers’ ability to obtain acquisition and development financing and to raise equity investments to finance land development activity. As a result of the changing environment, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2013, we controlled approximately 58,100 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $296,600 and $2,500, respectively. In addition, we controlled approximately 6,000 lots through joint venture limited liability corporations with an aggregate investment of approximately $92,700. Further, as of December 31, 2013, we had approximately $41,300 in land under development, that once fully developed will result in approximately 650 lots for use in our homebuilding operations. Of the total finished lots expected to be developed, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. Included in the number of controlled lots are approximately 9,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $59,800 as of December 31, 2013. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, joint ventures and land under development, respectively.

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

Current Business Environment and Key Financial Results

During 2013, sales trends in the first six months were stronger than the last six months of the year. During the first half of 2013, the homebuilding market continued to experience the favorable sales and pricing trends which began in 2012, driven by historically low mortgage interest rates and rising costs in the rental market which contributed to higher levels of housing affordability. Sales trends in the second half of 2013 were negatively impacted by increasing mortgage interest rates, higher home prices and buyer uncertainty. The housing market also continues to face challenges from tight mortgage underwriting standards. While we have benefited from generally improved market conditions, we continue to face gross margin pressure due to increasing land and construction costs.

Our consolidated revenues for the year ended December 31, 2013 totaled $4,211,267, an increase of 32% from $3,184,650 in 2012. Net income for 2013 increased 48% from the prior year to $266,477. Diluted earnings per share in 2013 was $54.81, an increase of 56% from the prior year. New Orders for 2013 increased 8% from the prior year while our average new order sales price of $360.4 in 2013 was 10% higher than the prior year.

We believe that the continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery, driven by continued improvement in unemployment and consumer confidence levels. Due to the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility.

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2013	2012	2011

Revenues	$4,134,481	$3,121,244	$2,611,195
Cost of sales	$3,424,204	$2,575,639	$2,165,625
Gross profit margin percentage	17.2%	17.5%	17.1%
Selling, general and administrative expenses	$313,029	$301,184	$264,266
Settlements (units)	11,834	9,843	8,487
Average settlement price	$349.1	$317.1	$307.5
New orders (units)	11,800	10,954	9,247
Average new order price	$360.4	$328.8	$304.1
Backlog (units)	4,945	4,979	3,676
Average backlog price	$373.2	$346.2	$315.8
New order cancellation rate	14.9%	14.5%	13.6%

Consolidated Homebuilding Revenues

Homebuilding revenues for 2013 increased 32% from 2012, as a result of a 20% increase in the number of homes settled and a 10% increase in the average settlement price year over year. The increase in the number of homes settled was primarily attributable to a 35% higher beginning backlog unit balance entering 2013 as compared to 2012, offset partially by a lower backlog turnover rate in 2013 compared to 2012. Average settlement prices in the current year were favorably impacted primarily by a 10% higher average price of homes in backlog entering 2013 compared to the average price of homes in backlog entering 2012 and a 10% higher average sales price of New Orders for the first six months of 2013 compared to 2012. The higher beginning backlog balance and average sales prices were driven by the favorable market conditions discussed in the Overview section above.

Homebuilding revenues for 2012 increased 20% from 2011, as a result of a 16% increase in the number of homes settled and a 3% increase in the average settlement price year over year. The increase in the number of homes settled was attributable to an 18% increase in New Orders during the first half of 2012 compared to the same period in 2011, coupled with a 26% higher beginning backlog unit balance entering 2012 as compared to 2011. These increases were offset partially by a lower backlog turnover rate in 2012 compared to 2011. Average settlement prices in 2012 were favorably impacted by a 7% higher average sales price of New Orders during the first six months of 2012 as compared to the same period in 2011, offset partially by a 4% lower average price of homes in backlog entering 2012 compared to the average price of homes in backlog entering 2011.

Consolidated Homebuilding New Orders

New Orders and the average sales price of New Orders in 2013 increased 8% and 10%, respectively, when compared to 2012. New Orders and the average sales price were higher year over year in each of our market segments. The increase in New Orders was driven by a 12% increase in the number of active communities year over year, offset partially by a lower absorption rate in 2013. In addition, our December 2012 acquisition of Heartland Homes added 355 New Orders in 2013. The increase in active communities and pricing in 2013 was attributable to the favorable market conditions through the first half of 2013 as discussed in the Overview section above.

New Orders and the average sales price of New Orders in 2012 increased 18% and 8%, respectively, when compared to 2011. New Orders and the average sales price were higher year over year in each of our market segments. The increase in New Orders was driven by a 5% increase in the number of active communities year over year and by improved absorption rates in many of our markets. The increase in New Orders as well as in the average New Order sales price was attributable to improved market conditions in 2012.

Consolidated Homebuilding Gross Profit

Gross profit margins in 2013 decreased to 17.2% from 17.5% in 2012. Gross profit margins were negatively impacted in 2013 by two warranty accrual charges. The first charge of approximately $15,600 was recognized in the second quarter of 2013 related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one community. The second charge of approximately $16,000 was recorded in the fourth quarter of 2013 to increase the warranty accrual for a non-recurring service issue unrelated to the second quarter service issue. Excluding these charges, gross profit margin was 17.9%, an increase of 46 basis points from the prior year. Gross profit margin was favorably impacted by higher settlement volume in the current year allowing us to better leverage our operating costs, partially offset by higher construction costs, including lumber and certain other commodity costs, year over year. We expect to continue to experience gross profit margin pressure over the next several quarters due to cost and pricing pressures.

Gross profit margins in 2012 increased to 17.5% from 17.1% in 2011. Margins were favorably impacted in 2012 by a $2,000 recovery of contract land deposits previously determined to be uncollectible compared to an $11,200 contract land deposit impairment charge in 2011. In addition, increased settlement volume and higher average settlement prices in 2012 allowed us to better leverage certain operating costs. However, this favorable impact was offset by higher construction, lumber and certain other commodity costs year over year.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)

SG&A expenses in 2013 increased approximately $11,800, or 4%, compared to 2012, but as a percentage of revenue decreased to 7.6% in 2013 from 9.7% in 2012. The increase in SG&A expense was attributable to increases of approximately $20,300 in personnel costs in 2013 due to an increase in headcount year over year. In addition, sales and marketing costs were approximately $14,400 higher in 2013 due to the increase in the number of active communities. These cost increases were partially offset by an approximate $28,700 reduction in equity-based compensation in 2013 compared to 2012. Equity-based compensation was favorably impacted as a result of the restricted share units (“RSUs”) issued in 2010 becoming fully vested as of December 31, 2012 and the reversal of approximately $7,100 in equity-based compensation expense previously recorded to SG&A expense as we adjusted our stock option forfeiture rates based on our actual forfeiture experience. These reductions were offset partially by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013. The decrease in SG&A costs as a percentage of revenue was driven by the 32% increase in revenue in 2013, allowing us to better leverage our overhead costs.

SG&A expenses in 2012 increased approximately $36,900, or 14%, compared to 2011, but as a percentage of revenue decreased to 9.7% in 2012 from 10.1% in the prior year. The increase in SG&A expense was attributable to an increase of approximately $19,700 in management incentive costs driven by improved financial results in 2012. In addition, personnel costs and sales and marketing costs were approximately $9,400 and $6,400 higher, respectively, in 2012 due primarily to the 5% increase in the number of active communities compared to 2011. SG&A expenses decreased as a percentage of revenue due to the 20% increase in revenues in 2012 compared to 2011.

Consolidated Homebuilding Backlog

Backlog units decreased approximately 1% to 4,945 as of December 31, 2013 compared to 4,979 as of December 31, 2012, while backlog dollars increased approximately 7% to $1,845,600 from $1,723,914 as of December 31, 2013 and December 31, 2012, respectively. Backlog dollars were higher primarily due to a 10% increase in the average price of New Orders for the six-month period ended December 31, 2013 compared to the same period in 2012.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in both 2013 and 2012, and 14% in 2011. During each of 2013, 2012 and 2011, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2013 backlog during 2014. See “Risk Factors” in Item 1A of this report.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Backlog units and dollars increased approximately 35% to 4,979 and 49% to $1,723,914, respectively, as of December 31, 2012, compared to 3,676 and $1,160,879 as of December 31, 2011. The increase in backlog units was primarily attributable to New Orders being approximately 800 units higher for the six month period ended December 31, 2012 compared to the same period in 2011, coupled with a slower backlog turnover rate in 2012. In addition, our December 31, 2012 acquisition of Heartland Homes added approximately 200 units and $81,600 to the 2012 year-end backlog. The increase in backlog dollars is attributable to the increase in units and to a 9% higher average sales price for New Orders for the six month period ended December 31, 2012.

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the years presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis of Financial Condition and Results of Operations. For presentation purposes below, the contract land deposit reserve at December 31, 2013 and 2012 has been allocated to the reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also includes approximately $2,500 and $3,300 at December 31, 2013 and 2012, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Mid Atlantic	$2,439,387	$1,877,905	$1,582,826
North East	332,681	278,715	221,146
Mid East	908,198	630,367	549,384
South East	454,215	334,257	257,839

Gross profit margin:
Mid Atlantic	$461,481	$345,009	$286,266
North East	45,860	48,329	37,220
Mid East	142,331	103,128	85,385
South East	77,277	55,788	42,116

Segment profit:
Mid Atlantic	$276,399	$189,089	$148,373
North East	14,294	21,529	13,463
Mid East	55,537	39,847	27,194
South East	35,001	20,674	14,162

Gross profit margin percentage:
Mid Atlantic	18.9%	18.4%	18.1%
North East	13.8%	17.3%	16.8%
Mid East	15.7%	16.4%	15.5%
South East	17.0%	16.7%	16.3%

Segment Operating Activity:

	Year Ended December 31,
	2013		2012		2011
		Average		Average		Average
	Units	Price	Units	Price	Units	Price
Settlements:
Mid Atlantic	6,029	$404.0	5,047	$372.1	4,238	$373.4
North East	1,013	$328.4	889	$313.5	728	$303.6
Mid East	3,023	$300.4	2,472	$255.0	2,335	$235.1
South East	1,769	$256.7	1,435	$232.8	1,186	$217.1

Total	11,834	$349.1	9,843	$317.1	8,487	$307.5

	Year Ended December 31,
	2013		2012		2011
		Average		Average		Average
	Units	Price	Units	Price	Units	Price
New orders, net of cancellations:
Mid Atlantic	6,056	$416.7	5,757	$382.9	4,616	$364.2
North East	1,075	$335.5	946	$325.3	872	$300.1
Mid East	2,903	$309.5	2,625	$264.2	2,412	$238.7
South East	1,766	$265.9	1,626	$243.7	1,347	$218.1

Total	11,800	$360.4	10,954	$328.8	9,247	$304.1

Backlog:
Mid Atlantic	2,710	$422.7	2,683	$394.2	1,973	$370.3
North East	495	$345.5	433	$330.2	376	$303.0
Mid East	1,032	$323.0	1,152	$297.8	807	$245.6
South East	708	$276.5	711	$253.4	520	$227.0

Total	4,945	$373.2	4,979	$346.2	3,676	$315.8

Operating Data:

	Year Ended December 31,
	2013	2012	2011
New order cancellation rate:
Mid Atlantic	14.9%	13.4%	13.3%
North East	15.0%	16.8%	13.1%
Mid East	13.5%	15.0%	14.6%
South East	16.8%	16.0%	13.0%

Average active communities:
Mid Atlantic	220	198	188
North East	39	38	34
Mid East	125	105	106
South East	67	63	56

Total	451	404	384

Homebuilding Inventory:

	As of December 31,
	2013	2012
Sold inventory:
Mid Atlantic	$354,407	$319,958
North East	57,541	41,447
Mid East	93,189	97,115
South East	57,631	49,305

Total (1)	$562,768	$507,825

Unsold lots and housing units inventory:
Mid Atlantic	$77,266	$46,007
North East	3,881	3,645
Mid East	12,772	20,105
South East	8,834	8,985

Total (1)	$102,753	$78,742

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Year Ended December 31,
	2013	2012	2011
Sold and unsold inventory impairments:
Mid Atlantic	$222	$349	$1,045
North East	47	19	246
Mid East	923	72	554
South East	82	102	228

Total	$1,274	$542	$2,073

Lots Controlled and Land Deposits:

	As of December 31,
	2013	2012

Total lots controlled:
Mid Atlantic	32,646	30,969
North East	5,388	4,772
Mid East	16,420	15,409
South East	10,166	7,348

Total	64,620	58,498

Lots included in impairment reserve:
Mid Atlantic	4,393	5,335
North East	876	549
Mid East	2,555	2,515
South East	1,345	1,771

Total	9,169	10,170

Contract land deposits, net
Mid Atlantic	$156,570	$137,192
North East	16,174	13,553
Mid East	39,907	29,094
South East	26,693	15,037

Total	$239,344	$194,876

	Year Ended December 31,
	2013	2012	2011
Contract land deposit impairments (recoveries):
Mid Atlantic	$(715)	$464	$6,741
North East	803	1,588	818
Mid East	173	1,075	493
South East	119	203	311

Total	$380	$3,330	$8,363

Mid Atlantic

2013 versus 2012

The Mid Atlantic segment had an approximate $87,300, or 46%, increase in segment profit in 2013 compared to 2012. The increase in segment profit was driven by the increase of approximately $561,500, or 30%, in revenues year over year due to a 20% increase in the number of units settled and a 9% increase in the average settlement price. The increase in units settled was attributable to a 36% higher backlog unit balance entering 2013 compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate year over year. Settlements were also favorably impacted by a 14% increase in New Orders for the first six months of 2013 compared to the same period in 2012. Average settlement prices were higher due to a 6% higher average price of homes in backlog entering 2013 compared to the same period in 2012 and a 10% higher average sales price for New Orders during the first six months of 2013 compared to the same period in 2012. Gross profit margin in the current year was impacted by a charge of approximately $15,600, or 64 basis points of revenue, as discussed above in the Consolidated Homebuilding Gross Profit section, to establish an accrual related to remediation of primarily water infiltration issues in a single completed community. Excluding this charge, gross profit margin increased 119 basis points to 19.6% in the current year due to increased settlement volume, which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price increased 5% and 9%, respectively, in 2013 from 2012. New Orders increased due to an 11% increase in the number of active communities, partially offset by a lower absorption rate. The increase in the average sales price was attributable to a shift to higher priced communities in certain markets and favorable market conditions through the first half of 2013, which allowed us to increase prices in several markets within the Mid Atlantic segment.

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

Segment New Orders and the average sales price increased 25% and 5%, respectively, in 2012 compared to 2011. New Orders and the average sales price were higher in each of our markets within the Mid Atlantic segment. New Orders increased due to a 6% increase in the number of active communities and higher sales absorption driven by improved market conditions in 2012.

North East

2013 versus 2012

The North East segment had an approximate $7,200, or 34%, decrease in segment profit in 2013 compared to 2012. The decrease was attributable to a charge in the fourth quarter of 2013 to increase the warranty accrual for the non-recurring service issue discussed above in the Consolidated Homebuilding Gross Profit section. Excluding this charge to the segment of approximately $12,700, segment profit increased approximately $5,500, or 25% compared to 2012. Revenues in the segment increased approximately $54,000, or 19%, year over year due to a 14% increase in the number of units settled, coupled with a 5% increase in the average settlement price. The increase in units settled was attributable to a 15% higher backlog unit balance entering 2013 as compared to the backlog unit balance entering 2012, in addition to a 15% increase in New Orders for the first six months of 2013 compared to the same period in 2012. The average settlement price increased year over year due to a 9% higher average price of homes in backlog entering 2013 compared to the same period in 2012, and a 1% higher average sales price for New Orders during the first six months of 2013 compared to 2012. The North East segment’s gross profit margin percentage was down 356 basis points year over year. Excluding the warranty accrual charge discussed above of approximately $12,700, or 382 basis points of revenue, gross profit margin for the segment was 17.6%, an increase of 27 basis points compared to 2012.

Segment New Orders and the average sales price increased approximately 14% and 3%, respectively, in 2013 from 2012. New Orders were favorably impacted by higher sales absorption levels attributable to favorable market conditions through the first half of 2013 and a decrease in the cancellation rate year over year.

2012 versus 2011

The North East segment had an approximate $8,100, or 60%, increase in segment profit in 2012 compared to 2011. The increase in segment profit was primarily driven by an increase of approximately $57,600, or 26%, in revenues year over year due to a 22% increase in the number of units settled and a 3% increase in the average settlement price. The increase in units settled was attributable to a 62% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011, coupled with an 8% increase in New Orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. The increase in the average settlement price in 2012 was primarily attributable to a 9% increase in the average New Order sales price for the first six months of 2012 compared to the same period in 2011 due to a product mix shift from our attached products to our detached products which generally sell at higher price points. This increase was partially offset by a 4% lower average price of homes in backlog entering 2012 compared to the average price of homes in backlog entering 2011. The North East segment’s gross profit margin percentage increased approximately 50 basis points in 2012 compared to 2011. Segment profit and gross profit margins were favorably impacted by the previously mentioned higher average settlement price year over year. In addition, gross profit margins were favorably impacted by the higher settlement volumes, allowing us to better leverage certain operating costs in 2012. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment New Orders and the average sales price each increased approximately 8% in 2012 compared to 2011. New Orders were favorably impacted by the improved market conditions in 2012 and by a 12% increase in the number of active communities in 2012 compared to 2011. This favorable impact was partially offset by an increase in the cancellation rate in the North East segment to 16.8% in 2012 from 13.1% in the prior year. The increase in the average sales price is attributable to a product mix shift away from our attached products to our detached products which generally sell at higher price points.

Mid East

2013 versus 2012

The Mid East segment had an approximate $15,700, or 39%, increase in segment profit in 2013 compared to 2012. The increase in segment profit was driven by an increase in revenues of approximately $277,800, or 44%, year over year due to a 22% increase in the number of units settled and an 18% increase in the average settlement price. The increase in settlements was primarily attributable to a 43% higher backlog unit balance entering 2013 compared to the same period in 2012, coupled with a 21% increase in New Orders during the first half of 2013 compared to the same period in 2012. The higher backlog balance entering 2013 was in part attributable to our Heartland Homes acquisition, which added approximately 200 units and $81,600 to backlog at December 31, 2012. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering 2013 compared to 2012 resulting from a shift in mix to higher priced communities as well as to the higher average price of homes in the backlog acquired from Heartland Homes. In addition, the average settlement price was favorably impacted by a 17% increase in the average New Order sales price during the first half of 2013 compared to the same period in 2012. Gross profit margin decreased to 15.7% in 2013 from 16.4% in 2012, due to the lower average gross profit margin associated with the Heartland Homes backlog acquired, and higher construction costs, including lumber and certain other commodity costs. These cost increases were partially offset by the favorable impact of increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price for New Orders increased 11% and 17%, respectively, during 2013 compared to 2012. New Orders increased due to 355 New Orders from Heartland Homes. The increase in the average New Order sales price was attributable to a shift in mix to higher priced communities in certain markets, including higher average sales prices associated with the Heartland Homes New Orders, coupled with favorable market conditions through the first half of 2013 which allowed us to increase prices in certain markets.

2012 versus 2011

The Mid East segment had an approximate $12,700, or 47%, increase in segment profit in 2012 compared to 2011 due primarily to an increase in revenues of approximately $81,000, or 15%, year over year. Revenues increased due to a 6% increase in the number of units settled and a 9% increase in the average price of settlements in 2012 compared to 2011. The increase in units settled was attributable to an 11% higher backlog unit balance entering 2012 compared to the backlog unit balance entering 2011, coupled with a 7% increase in New Orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. Average settlement prices were favorably impacted by an 11% increase in the average New Order sales price for the first six months of 2012 compared to the same period in 2011 due to a shift in mix to higher priced communities in certain markets. Gross profit margins increased approximately 80 basis points in 2012 from 2011 primarily as a result of the increase in the average settlement price, as well as from the increase in the number of settlements, allowing us to better leverage certain operating costs in 2012. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment New Orders and the average sales price for New Orders increased 9% and 11%, respectively, in 2012 compared to 2011. New Orders were favorably impacted by the improved market conditions in 2012 which contributed in part to higher sales absorption levels. The increase in the average sales price was attributable to a shift in mix to higher priced communities in certain markets.

The increases to the Mid East segment’s 2012 backlog, sold and unsold inventory, lots controlled and contract land deposit balances were all in part driven by the Heartland Homes acquisition on December 31, 2012. The acquisition did not impact sales or settlement results in 2012.

South East

2013 versus 2012

The South East segment had an approximate $14,300, or 69%, increase in segment profit in 2013 compared to 2012, primarily due to an increase in revenues of approximately $120,000, or 36%, year over year. Segment revenues were higher due to a 23% increase in the number of units settled and a 10% increase in the average settlement price. The increase in settlements was attributable to a 37% higher backlog unit balance entering 2013 compared to 2012 and a 29% increase in New Orders for the first six months of 2013 compared to the same period in 2012. These increases were partially offset by a lower backlog turnover rate year over year. The average settlement price was favorably impacted by a 12% higher average price of homes in backlog entering 2013 compared to the same period in 2012, as well as by a 9% increase in the average sales price of homes in the first six months of 2013 compared to the same period in 2012. The South East segment’s gross profit margin increased 32 basis points in 2013 from 2012 primarily due to the favorable impact of increased settlement volume, which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price for New Orders each increased approximately 9% in 2013 from 2012. New Orders increased due to a 7% increase in the number of active communities and higher sales absorption levels driven by favorable market conditions through the first half of 2013. The increase in the average sales price for New Orders was attributable to a shift in mix of New Orders to higher priced communities in certain markets.

2012 versus 2011

The South East segment had an approximate $6,500, or 46%, increase in segment profit in 2012 compared to 2011, primarily due to an increase in revenues of approximately $76,400, or 30%, year over year. Segment revenues were higher primarily due to a 21% increase in the number of homes settled and a 7% increase in the average settlement price year over year. The increase in settlements was attributable to a 45% higher backlog unit balance entering 2012 compared to 2011, coupled with a 23% increase in New Orders during the first half of 2012 compared to the same period in 2011. These increases were partially offset by a slower backlog turnover rate in 2012 compared to 2011. Average settlement prices were favorably impacted by a 12% increase in the average New Order sales price for the first six months of 2012 compared to the same period in 2011 attributable to a shift in mix to higher priced markets and higher priced communities in certain markets. The South East segment’s gross profit margins in 2012 increased approximately 40 basis points from 2011 primarily due to the higher average settlement prices and improved operating leverage attributable to higher settlement volume year over year. These favorable variances were partially offset by higher construction, lumber and certain other commodity costs year over year.

Segment New Orders and the average sales price for New Orders increased approximately 21% and 12%, respectively, in 2012 compared to 2011. New Orders were favorably impacted in 2012 by a 12% increase in the number of active communities and by the improved market conditions in 2012 which contributed in part to higher sales absorption levels. The increase in the average sales price for New Orders was attributable to a shift in mix to higher priced markets and higher priced communities in certain markets.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our 3.95% Senior Notes due 2022 (the “Senior Notes”), and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2013	2012	2011

Homebuilding Consolidated Gross Profit:
Homebuilding Mid Atlantic	$461,481	$345,009	$286,266
Homebuilding North East	45,860	48,329	37,220
Homebuilding Mid East	142,331	103,128	85,385
Homebuilding South East	77,277	55,788	42,116
Consolidation adjustments and other	(16,672)	(6,649)	(5,417)

Consolidated homebuilding gross profit	$710,277	$545,605	$445,570

Homebuilding Consolidated Profit Before Tax:
Homebuilding Mid Atlantic	$276,399	$189,089	$148,373
Homebuilding North East	14,294	21,529	13,463
Homebuilding Mid East	55,537	39,847	27,194
Homebuilding South East	35,001	20,674	14,162
Reconciling items:
Contract land deposit impairment reserve (1)	5,313	5,333	(2,878)
Equity-based compensation expense (2)	(31,547)	(60,859)	(61,359)
Corporate capital allocation (3)	116,457	91,507	71,226
Unallocated corporate overhead (4)	(72,703)	(70,258)	(45,355)
Consolidation adjustments and other	2,362	10,858	20,477
Corporate interest expense (5)	(21,743)	(6,796)	(715)

Reconciling items sub-total	(1,861)	(30,215)	(18,604)

Homebuilding consolidated profit before taxes	$379,370	$240,924	$184,588

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	Equity-based compensation expense was lower in 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012 and an approximate $7,450 pre-tax compensation expense reversal attributable to an adjustment of our option forfeiture rates based on our actual forfeiture experience. These reductions were partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2013	2012	2011
Homebuilding Mid Atlantic	$72,271	$59,144	$48,697
Homebuilding North East	9,461	8,187	5,763
Homebuilding Mid East	22,580	15,039	11,074
Homebuilding South East	12,145	9,137	5,692

Total	$116,457	$91,507	$71,226

(4)	The increase in unallocated corporate overhead in 2012 from 2011 was attributable to increased management incentive costs year over year.
(5)	Corporate interest expense is attributable primarily to interest on our Senior Notes which were issued in the third quarter of 2012.

Mortgage Banking Segment

We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. Following is a table of financial and statistical data for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Loan closing volume:
Total principal	$2,538,072	$2,206,092	$1,868,472

Loan volume mix:
Adjustable rate mortgages	6%	5%	9%

Fixed-rate mortgages	94%	95%	91%

Operating profit:
Segment profit	$42,075	$38,135	$26,102
Equity-based compensation expense	(2,749)	(3,982)	(3,114)

Mortgage banking income before tax	$39,326	$34,153	$22,988

Capture rate:	81%	87%	88%

Mortgage banking fees:
Net gain on sale of loans	$56,528	$47,019	$34,632
Title services	19,862	15,977	12,769
Servicing fees	396	410	553

	$76,786	$63,406	$47,954

2013 versus 2012

Loan closing volume for the year ended December 31, 2013 increased 15% from 2012. The increase was primarily attributable to a 7% increase in the number of units closed and an 8% increase in the average loan amount year over year. The increase in the number of units closed and the increase in the average loan amount are primarily attributable to the aforementioned increase in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2013 as compared to 2012, partially offset by a decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase a home (“Capture Rate”). The Capture Rate decreased from 87% in 2012 to 81% in 2013 primarily due to a more competitive market for mortgage loans as other lenders’ refinancing activity slowed.

Segment profit for the year ended December 31, 2013 increased approximately $3,900 from 2012. The increase in segment profit was primarily attributable to an approximate $13,400 increase in mortgage banking fees, partially offset by an approximate $10,000 increase in general and administrative expenses. The increase in mortgage banking fees was primarily attributable to the aforementioned 15% increase in closed loan volume and an increase in secondary marketing fees. The increase in general and administrative expenses is primarily attributable to an increase in compensation costs as a result of a 43% increase in headcount compared to 2012.

2012 versus 2011

Loan closing volume for the year ended December 31, 2012 increased 18% from 2011. The 2012 increase was primarily attributable to a 14% increase in the number of units closed and a 3% increase in the average loan amount year over year. The increase in the number of units closed and the increase in the average loan amount are primarily attributable to the aforementioned increase in the homebuilding segment’s number of units settled and the increase in the average settlement prices in 2012 as compared to 2011.

Segment profit for the year ended December 31, 2012 increased approximately $12,000 from 2011. The increase in segment profit was primarily attributable to an approximate $15,500 increase in mortgage banking fees, partially offset by an approximate $2,700 increase in general and administrative expenses. The increase in mortgage banking fees was partially attributable to the aforementioned 18% increase in closed loan volume and an increase in secondary marketing fees. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of a 33% increase in headcount compared to 2011. The increase in compensation costs was partially offset by an approximate $3,700 decrease in the provision for loan loss as compared to 2011.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At December 31, 2013, we had an allowance for loan losses of approximately $8,200. Although we consider the allowance for loan losses reflected on the December 31, 2013 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding segment’s customers for business. If New Orders and sales prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets, changes in investor funding times, as well as increased regulation of mortgage lending practices. The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The CFPB issued rules in January 2013, including “Ability to Repay” underwriting provisions, definition and parameters of “Qualified Mortgages” and the establishment of certain protections from liability under “Ability to Repay” provisions for “Qualified Mortgages”. The CFPB’s rulemaking also included limitations on certain fees and loan officer compensation requirements. These rules were effective January 2014. Although we do not expect these new requirements to significantly impact our mortgage business, fee restrictions may impact our ability to provide a comprehensive package of mortgage services to our homebuyers.

Seasonality

Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate

Our consolidated effective tax rate in 2013, 2012 and 2011 was 36.36%, 34.35% and 37.65%, respectively. During 2012, we reduced our provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with and an audit by certain taxing authorities during 2012 which led us to update our evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled. See Note 11 in the accompanying consolidated financial statements herein for further discussion of income taxes.

Recent Accounting Pronouncements Pending Adoption

There have not been any pronouncements issued but not yet implemented that we believe will have a material impact on our financial statements.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the SEC to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 under the Shelf. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants, however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. The proceeds from the Senior Notes issuance were used for general corporate purposes, which includes repurchases of our common shares.

Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 31, 2013, NVRM renewed and amended its repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 30, 2014.

Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2013. At December 31, 2013, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2013. For the year ended December 31, 2013, we repurchased 581,387 shares of our common stock at an aggregate purchase price of $554,491. As of December 31, 2013, we had approximately $438,100 available under two Board approved repurchase authorizations.

Cash Flows

For the year ended December 31, 2013, cash and cash equivalents decreased by $287,254. Net cash provided by operating activities was $270,222. Cash was provided by homebuilding operations and by an increase of $114,456 in accounts payable, accrued expenses and customer deposits in 2013 compared to 2012. Accounts payables were higher due primarily to an increase in our inventory levels, while accrued expenses were higher due to the aforementioned increased warranty reserves and income taxes payable attributable to our increased earnings. Cash was used to fund the increase to homebuilding inventory of $52,861, due to increased units under construction at the end of 2013 compared to 2012. In addition, cash was used to fund the $40,034 increase in contract land deposits year over year. Investing activities during 2013 used net cash of $34,477, primarily as a result of investments in unconsolidated joint ventures totaling $22,850 (see Note 4 to the accompanying consolidated financial statements included herein for additional discussion of joint ventures). Cash was also used for the purchase of property, plant and equipment totaling $19,016 during 2013. These uses of cash from investing activities were partially offset by capital distributions of $6,782 received from our unconsolidated joint ventures. Net cash used in financing activities was $522,999, due primarily to our purchase of treasury stock. During 2013, we repurchased 581,387 shares of our common stock for an aggregate purchase price of $554,491 under our ongoing common stock repurchase program as discussed above. This use of cash from financing activities was partially offset by $13,957 in proceeds from stock option exercises and the realization of $20,636 in excess income tax benefits from equity-based compensation plan activity and deferred compensation plan distributions.

For the year ended December 31, 2012, cash and cash equivalents increased by $672,713. Net cash provided by operating activities was $264,384. Cash was provided by homebuilding operations and by an approximate $63,400 decrease in mortgage loans held for sale. In addition, cash was provided by an increase of $110,396 in accounts payable, accrued expenses and customer deposits in 2012 compared to 2011. Payables were higher due primarily to an increase in our inventory levels. The increase in accrued expenses and customer deposits were attributable to increased management incentive accruals associated with our improved financial results and an increase in customer deposits associated with increased sales volume. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $97,750, as a result of an increase in the units under construction at the end of 2012 compared to 2011. In addition, cash was used to fund the $53,942 increase in contract land deposits year over year. Investing activities during 2012 used net cash of $22,611, primarily as a result of the acquisition of substantially all of the assets of Heartland Homes on December 31, 2012 (see Note 16 to the accompanying consolidated financial statements included herein for additional discussion of the acquisition). In addition, cash was used for the purchase of property, plant and equipment totaling $12,365 during 2012. These uses of cash from investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash provided by financing activities was $430,940, due primarily to the receipt of $593,866 in net proceeds from the issuance of the Senior Notes and $73,211 in proceeds from stock option exercises. During 2012, we spent $227,281 to repurchase 285,495 shares of our common stock. In addition, cash was used in the repayment of $21,910 of loans assumed in the acquisition of Heartland Homes.

For the year ended December 31, 2011, cash and cash equivalents decreased by $712,956. Net cash provided by operating activities was $1,463. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $99,527, as a result of an increase in the units under construction at the end of 2011 compared to 2010. In addition, cash was used to fund the $42,385 increase in contract land deposits. The presentation of operating cash flows was reduced by $22,835, which is the amount of the excess tax benefit realized from stock option exercises and deferred compensation plan distributions during 2011 and credited directly to additional paid in capital. Investing activities during 2011 used net cash of $61,866, primarily as a result of our investment in a joint venture with Morgan Stanley Real Estate Investing of $61,250. In addition, cash was used to purchase $11,444 in property, plant and equipment during 2011. These uses of cash from investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash used by financing activities was $652,553. During 2011, we spent approximately $689,300 to repurchase 1,017,588 shares of our common stock under our ongoing common stock repurchase program as discussed above. In addition, cash was used in the repayment of approximately $90,000 of the outstanding NVRM repurchase facility due to our decision to substantially reduce the available credit capacity under the Repurchase Agreement. These uses of cash from financing activities were offset partially by equity-based activity which provided stock option exercise proceeds of $106,999 and the realization of $22,835 in excess income tax benefits from equity-based compensation plan activity.

At December 31, 2013 and 2012, the homebuilding segment had restricted cash of $20,563 and $19,661, respectively, which is included in “Other assets” on the accompanying consolidated balance sheets. The restricted cash balances relate primarily to holding requirements for outstanding letters of credit issued under our letter of credit agreement and customer deposits for certain home sales.

We believe that our current cash holdings, cash generated from operations and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

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

We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these purchase agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained in the purchase agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these purchase agreements.

At December 31, 2013, we controlled approximately 64,600 lots through lot purchase agreements, joint ventures and land under development, with an aggregate purchase price of approximately $5,800,000. These lots are controlled by making or committing to make deposits of approximately $372,400 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to our $299,100 deposit paid, plus the additional $73,300 referred to below. Of the $299,100 deposit total, approximately $296,600 was in cash and approximately $2,500 was in letters of credit which had been issued as of December 31, 2013. The remaining balance of approximately $73,300 relates to deposits to be paid subsequent to December 31, 2013 assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). As of December 31, 2013, we had recorded an impairment valuation allowance of approximately $59,800 related to certain cash deposits currently outstanding. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $54,500 of contingent obligations under such agreements as of December 31, 2013, inclusive of the $2,500 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2013, there were contractual commitments to extend credit to borrowers aggregating $243,084 and open forward delivery contracts aggregating $430,859. Please refer to Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting.

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2013, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$600,000	$—	$—	$—	$600,000
Interest on debt (1)	213,234	23,700	47,400	47,400	94,734
Capital lease (2)	117	117	—	—	—
Operating leases (3)	110,206	21,998	30,069	22,302	35,837
Purchase obligations (4)	74,999	*	*	*	*
Executive Officer employment contracts (5)	4,300	2,150	2,150	—	—
Other long-term liabilities (6)	42,861	42,171	690	—	—
Uncertain tax positions (7)	28,467	*	*	*	*

Total	$1,074,184	$90,136	$80,309	$69,702	$730,571

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.

(2)	The present value of this obligation is included on the consolidated balance sheets. See Note 9 in the accompanying consolidated financial statements for additional information regarding capital lease obligations.
(3)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.
(4)	Amount represents required payments of forfeitable deposits with land developers under existing fixed price purchase agreements, assuming that contractual development milestones are met by the developers, and specific performance guarantees. We expect to make all payments of these deposits within the next three years, but due to the nature of the contractual development milestones that must be met, we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.
(5)	We have entered into employment agreements with our four executive officers. Each of the agreements expires on January 1, 2016 and provides for payment of a minimum base salary, which may be increased at the discretion of the Compensation Committee of our Board of Directors (the “Compensation Committee”), and annual incentive compensation of up to 100% of base salary upon achievement of annual performance objectives established by the Compensation Committee. The agreements also provide for payment of severance benefits upon termination of employment, in amounts ranging from $0 to two times the executive officer’s then annual base salary, depending on the reason for termination, plus up to $100 in outplacement assistance. Accordingly, total payments under these agreements will vary based on length of service, any future increases to base salaries, annual incentive payments earned, and the reason for termination. The agreements have been reflected in the above table assuming the continued employment of the executive officers for the full term of the respective agreements, and at the executive officers’ current base salaries. The above balances do not include any potential annual incentive compensation. The actual amounts paid could differ from that presented.
(6)	Amounts represent payments due under incentive compensation plans and are included on the accompanying consolidated balance sheets, approximately $1,532 of which is recorded in the Mortgage Banking “Accounts payable and other liabilities” line item, and the remainder in the Homebuilding “Accrued expenses and other liabilities” line item.
(7)	Due to the nature of the uncertain tax positions, we are unable to make a reasonable estimate as to the period of settlement with the respective taxing authorities.

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

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of production materials is determined on a first-in, first-out basis.

Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct. Unsold inventory is evaluated for impairment by analyzing recent comparable sale prices within the applicable community compared to the costs incurred to date plus the expected costs to complete. Any calculated impairments are recorded immediately.

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

At December 31, 2013, we had approximately $41,300 in land under development in five separate communities. In addition, at December 31, 2013, we had an aggregate investment totaling approximately $92,700 in four separate joint ventures that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the joint ventures had any indicators of impairment at December 31, 2013. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2013 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2013 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the December 31, 2013 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Impact of Inflation, Changing Prices and Economic Conditions

See “Risk Factors” included in Item 1A herein for a description of the impact of inflation, changing prices and economic conditions on our business and our financial results. See also the discussion of the current business environment in the Overview section above.

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

Our homebuilding segment is exposed to interest rate risk as it relates to its debt obligations. In September 2012, we issued $600,000 of Senior Notes. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. We generally have no obligation to prepay the Senior Notes prior to maturity, and therefore, interest rate fluctuations should not have a significant impact on our fixed-rate debt.

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

NVRM has available a mortgage Repurchase Agreement, which provides for loan repurchases up to $25,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the

LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. At December 31, 2013, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2013. The table does not include the debt of our consolidated joint venture as it is non-recourse to us. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement would also be assumed to mature in the first year.

	Maturities (000’s)							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total

Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$213,577	—	—	—	—	—	$213,577	$210,641
Average interest rate	4.2%	—	—	—	—	—	4.2%

Interest rate sensitive liabilities:
Variable rate repurchase agreement	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Other:
Forward trades of mortgage-backed securities (a)	$6,153	—	—	—	—	—	$6,153	$6,153
Forward loan commitments (a)	$(2,697)	—	—	—	—	—	$(2,697)	$(2,697)

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$816,154	—	—	—	—	—	$816,154	$816,154
Average interest rate	0.2%	—	—	—	—	—	0.2%

Interest rate sensitive liabilities:
Fixed rate obligations (b)	$115	$—	$—	$—	$—	$600,000	$600,115	$575,317
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.
(b)	The $600,000 maturing thereafter relates to the 3.95% Senior Notes due 2022.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2013 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2014. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of Part I of this report.

Item 11.	Executive Compensation.

Item 11 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2014.

Equity Compensation Plan Information

The table below sets forth information as of the end of our 2013 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	500,955	$717.52	79,730
Equity compensation plans not approved by security holders	211,090	$636.12	—

Total	712,045	$693.39	79,730

(1)	This category includes the RSUs authorized by the 2010 Equity Incentive Plan, which was approved by our shareholders at the May 4, 2010 Annual Meeting. At December 31, 2013, there are 45,009 RSUs outstanding, issued at a $0 exercise price. Of the total 79,730 shares remaining available for future issuance, up to 48,476 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans excluding outstanding RSUs was $788.36.

Equity compensation plans approved by our shareholders include the NVR, Inc. Management Long-Term Stock Option Plan; the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; and the 2010 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2014.

Item 14.	Principal Accountant Fees and Services.

Item 14 is hereby incorporated by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc. - Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 3.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).

4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association. Filed as Exhibit 4.1 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

4.4	Form of Global Note. Filed as Exhibit 4.2 to NVR’s Form 8-K filed on September 10, 2012 and incorporated herein by reference.

10.1*	Employment Agreement between NVR, Inc. and Paul C. Saville dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.2*	Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on December 21, 2010 and incorporated herein by reference.

10.3*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.4*	Amendment No. 2 to the Employment Agreement between NVR, Inc. and Robert W. Henley dated December 21, 2010. Filed as Exhibit 10.5 to NVR’s Form 10-K filed on February 19, 2013 and incorporated herein by reference.

10.5*	Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on May 31, 2012 and incorporated herein by reference.

10.6*

Amendment No. 1 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 31, 2012. Filed as Exhibit 10.7 to NVR’s Form 10-K filed on February 19, 2013 and incorporated herein by reference.

10.7*	Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated February 19, 2013. Filed as Exhibit 10.8 to NVR’s Form 10-K filed on February 19, 2013 and incorporated herein by reference.

10.8*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed June 13, 1997 and incorporated herein by reference.

10.9*	Employee Stock Ownership Plan of NVR, Inc. Incorporated by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.

10.10*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed June 4, 1999 and incorporated herein by reference.

10.11*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed June 4, 1999 and incorporated herein by reference.

10.12*	NVR, Inc. Management Long-Term Stock Option Plan. Filed as Exhibit 99.3 to NVR’s Registration Statement on Form S-8 (No. 333-04975) filed May 31, 1996 and incorporated herein by reference.

10.13*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed March 8, 2001 and incorporated herein by reference.

10.14*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.

10.15*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

10.16*	NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form S-8 (No. 333-166512) filed on May 4, 2010 and incorporated herein by reference.

10.17*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.1 to NVR’s Form 10-Q filed on July 30, 2013 and incorporated herein by reference.

10.18*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.2 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.19*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.2 to NVR’s Form 10-Q filed on July 30, 2013 and incorporated herein by reference.

10.20*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.21*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed January 3, 2008 and incorporated herein by reference.

10.22*

The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.23*	Summary of 2014 Named Executive Officer annual incentive compensation plan. Filed herewith.

21	NVR, Inc. Subsidiaries. Filed herewith.

23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Dwight C. Schar	Chairman	February 20, 2014
Dwight C. Schar

/s/ C. E. Andrews	Director	February 20, 2014
C. E. Andrews

/s/ Robert C. Butler	Director	February 20, 2014
Robert C. Butler

/s/ Timothy M. Donahue	Director	February 20, 2014
Timothy M. Donahue

/s/ Thomas D. Eckert	Director	February 20, 2014
Thomas D. Eckert

/s/ Alfred E. Festa	Director	February 20, 2014
Alfred E. Festa

/s/ Ed Grier	Director	February 20, 2014
Ed Grier

/s/ Manuel H. Johnson	Director	February 20, 2014
Manuel H. Johnson

/s/ Mel Martinez	Director	February 20, 2014
Mel Martinez

/s/ William A. Moran	Director	February 20, 2014
William A. Moran

/s/ David A. Preiser	Director	February 20, 2014
David A. Preiser

/s/ W. Grady Rosier	Director	February 20, 2014
W. Grady Rosier

/s/ Paul W. Whetsell	Director	February 20, 2014
Paul W. Whetsell

/s/ Paul C. Saville	Principal Executive Officer	February 20, 2014
Paul C. Saville

/s/ Daniel D. Malzahn	Principal Financial Officer	February 20, 2014
Daniel D. Malzahn

/s/ Eugene J. Bredow	Principal Accounting Officer	February 20, 2014
Eugene J. Bredow

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 20, 2014

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS

Homebuilding:
Cash and cash equivalents	$844,274	$1,139,103
Receivables	9,529	9,421
Inventory:
Lots and housing units, covered under sales agreements with customers	568,831	515,498
Unsold lots and housing units	117,467	81,932
Land under development	41,328	68,336
Building materials and other	10,939	12,365

	738,565	678,131

Assets related to consolidated variable interest entity	7,268	15,626
Contract land deposits, net	236,885	191,538
Property, plant and equipment, net	32,599	27,016
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	6,747	9,219
Deferred tax assets, net	162,378	145,618
Other assets	145,555	125,018

	2,225,380	2,382,270

Mortgage Banking:
Cash and cash equivalents	21,311	13,498
Mortgage loans held for sale, net	210,641	188,929
Property and equipment, net	4,699	2,465
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	16,770	10,333

	260,768	222,572

Total assets	$2,486,148	$2,604,842

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY

Homebuilding:
Accounts payable	$181,687	$163,446
Accrued expenses and other liabilities	316,227	234,804
Liabilities related to consolidated variable interest entity	1,646	2,180
Non-recourse debt related to consolidated variable interest entity	3,365	4,574
Customer deposits	101,022	99,687
Senior notes	599,075	598,988

	1,203,022	1,103,679

Mortgage Banking:
Accounts payable and other liabilities	21,774	20,686

	21,774	20,686

Total liabilities	1,224,796	1,124,365

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 and 20,556,198 shares issued as of December 31, 2013 and 2012, respectively	206	206
Additional paid-in-capital	1,212,050	1,169,699
Deferred compensation trust –109,256 and 152,223 shares of NVR, Inc. common stock as of December 31, 2013 and 2012, respectively	(17,741)	(25,331)
Deferred compensation liability	17,741	25,331
Retained earnings	4,605,557	4,339,080
Less treasury stock at cost – 16,121,605 and 15,642,068 shares as of December 31, 2013 and 2012, respectively	(4,556,461)	(4,028,508)

Total shareholders’ equity	1,261,352	1,480,477

Total liabilities and shareholders’ equity	$2,486,148	$2,604,842

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Homebuilding:
Revenues	$4,134,481	$3,121,244	$2,611,195
Other income	3,962	3,486	4,301
Cost of sales	(3,424,204)	(2,575,639)	(2,165,625)
Selling, general and administrative	(313,029)	(301,184)	(264,266)

Operating income	401,210	247,907	185,605
Interest expense	(21,840)	(6,983)	(1,017)

Homebuilding income	379,370	240,924	184,588

Mortgage Banking:
Mortgage banking fees	76,786	63,406	47,954
Interest income	4,983	4,504	5,702
Other income	696	564	456
General and administrative	(42,594)	(33,775)	(30,249)
Interest expense	(545)	(546)	(875)

Mortgage banking income	39,326	34,153	22,988

Income before taxes	418,696	275,077	207,576
Income tax expense	(152,219)	(94,489)	(78,156)

Net income	$266,477	$180,588	$129,420

Basic earnings per share	$56.25	$36.04	$23.66

Diluted earnings per share	$54.81	$35.12	$23.01

Basic weighted average shares outstanding	4,737	5,011	5,469

Diluted weighted average shares outstanding	4,862	5,142	5,624

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In- Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total

Balance, December 31, 2010	$206	$951,234	$4,029,072	$(3,240,138)	$(27,582)	$27,582	$1,740,374

Net income	—	—	129,420	—	—	—	129,420
Deferred compensation activity	—	—	—	—	2,001	(2,001)	—
Purchase of common stock for treasury	—	—	—	(689,302)	—	—	(689,302)
Equity-based compensation	—	64,473	—	—	—	—	64,473
Tax benefit from equity benefit plan activity	—	22,835	—	—	—	—	22,835
Proceeds from stock options exercised	—	106,999	—	—	—	—	106,999
Treasury stock issued upon option exercise and restricted share vesting	—	(72,762)	—	72,762	—	—	—

Balance, December 31, 2011	206	1,072,779	4,158,492	(3,856,678)	(25,581)	25,581	1,374,799

Net income	—	—	180,588	—	—	—	180,588
Deferred compensation activity	—	—	—	—	250	(250)	—
Purchase of common stock for treasury	—	—	—	(227,281)	—	—	(227,281)
Equity-based compensation	—	64,841	—	—	—	—	64,841
Tax benefit from equity benefit plan activity	—	14,319	—	—	—	—	14,319
Proceeds from stock options exercised	—	73,211	—	—	—	—	73,211
Treasury stock issued upon option exercise and restricted share vesting	—	(55,451)	—	55,451	—	—	—

Balance, December 31, 2012	206	1,169,699	4,339,080	(4,028,508)	(25,331)	25,331	1,480,477

Net income	—	—	266,477	—	—	—	266,477
Deferred compensation activity	—	—	—	—	7,590	(7,590)	—
Purchase of common stock for treasury	—	—	—	(554,491)	—	—	(554,491)
Equity-based compensation	—	34,296	—	—	—	—	34,296
Tax benefit from equity benefit plan activity	—	20,636	—	—	—	—	20,636
Proceeds from stock options exercised	—	13,957	—	—	—	—	13,957
Treasury stock issued upon option exercise and restricted share vesting	—	(26,538)	—	26,538	—	—	—

Balance, December 31, 2013	$206	$1,212,050	$4,605,557	$(4,556,461)	$(17,741)	$17,741	$1,261,352

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$266,477	$180,588	$129,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,391	8,100	6,672
Excess income tax benefit from equity-based compensation	(20,636)	(14,319)	(22,835)
Equity-based compensation expense	34,296	64,841	64,473
Contract land deposit (recoveries) impairments	(5,313)	(2,003)	11,241
Gain on sale of loans	(56,528)	(47,019)	(34,632)
Loss (gain) on sale of fixed assets	269	(31)	(217)
Deferred tax (benefit) expense	(16,848)	11,843	23,732
Mortgage loans closed	(2,307,796)	(2,016,084)	(1,754,655)
Proceeds from sales of mortgage loans	2,335,726	2,122,749	1,716,966
Principal payments on mortgage loans held for sale	2,975	2,690	4,271
Distribution of earnings from unconsolidated joint ventures	5,676	4,232	2,347
Net change in assets and liabilities:
Increase in inventory	(52,861)	(97,750)	(99,527)
Increase in contract land deposits	(40,034)	(53,942)	(42,385)
(Increase) decrease in receivables	(260)	(1,818)	465
Increase (decrease) in accounts payable, accrued expenses and customer deposits	114,456	110,396	(2,977)
Other, net	(2,768)	(8,089)	(896)

Net cash provided by operating activities	270,222	264,384	1,463

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(22,850)	(1,000)	(61,600)
Distribution of capital from unconsolidated joint ventures	6,782	4,692	10,653
Purchase of property, plant and equipment	(19,016)	(12,365)	(11,444)
Proceeds from the sale of property, plant and equipment	607	319	525
Acquisition, net of cash acquired	—	(14,257)	—

Net cash used in investing activities	(34,477)	(22,611)	(61,866)

Cash flows from financing activities:
Purchase of treasury stock	(554,491)	(227,281)	(689,302)
Net repayments under note payable and credit lines	(642)	(856)	(90,476)
Repayments on loans assumed in acquisition	—	(21,910)	—
Repayments under non-recourse debt related to consolidated variable interest entity	(4,314)	(6,566)	(7,958)
Borrowings under non-recourse debt related to consolidated variable interest entity	3,105	6,157	5,349
Distributions to partner in consolidated variable interest entity	(1,250)	—	—
Excess income tax benefit from equity-based compensation	20,636	14,319	22,835
Proceeds from issuance of Senior Notes due 2022	—	598,962	—
Debt issuance costs for Senior Notes due 2022	—	(5,096)	—
Proceeds from the exercise of stock options	13,957	73,211	106,999

Net cash (used in) provided by financing activities	(522,999)	430,940	(652,553)

Net (decrease) increase in cash and cash equivalents	(287,254)	672,713	(712,956)
Cash and cash equivalents, beginning of the year	1,153,507	480,794	1,193,750

Cash and cash equivalents, end of the year	$866,253	$1,153,507	$480,794

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$24,876	$1,041	$2,000

Income taxes paid during the year, net of refunds	$113,224	$59,604	$49,763

Supplemental disclosures of non-cash activities:
Increase in assets in connection with acquisition	$—	$55,759	$—
Increase in liabilities in connection with acquisition	$—	$41,502	$—

See notes to consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 3 and 4 herein for additional information). All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to 2013 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2013 and 2012, $668 and $906, respectively, of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $20,563 and $19,661 at December 31, 2013 and 2012, respectively. Restricted cash in both 2013 and 2012 was attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 13 herein. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.

The mortgage banking segment had restricted cash of $2,860 and $2,089 at December 31, 2013 and 2012, respectively, which included amounts collected from customers for loans in process and closed mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development, as applicable (see below). Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of production materials is determined on a first-in, first-out basis.

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

For the years ended December 31, 2013 and 2012, the Company recognized pre-tax recoveries of approximately $5,300 and $2,000, respectively, of contract land deposits previously determined to be uncollectible. For the year ended December 31, 2011, the Company incurred pre-tax charges of approximately $11,200 related to the impairment of contract land deposits. These impairment recoveries and charges were recorded in cost of sales on the accompanying consolidated statements of income. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $59,800 and $65,000 impairment valuation allowance at December 31, 2013, and 2012, respectively.

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

Land under development, including the land under development held by the Company’s unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ gross profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. NVR does not believe that any of the land under development is impaired at this time.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Amortization of capital lease assets is included in depreciation expense. Model home furniture and fixtures are generally depreciated over a two-year period, office facilities and other equipment are depreciated over a period from three to ten years, production facilities are depreciated over periods of from five to forty years and property under capital leases is depreciated in a manner consistent with the Company’s depreciation policy for owned assets, or the lease-term if shorter.

Intangible Assets

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon bankruptcy emergence, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total shareholders’ equity compared to the market value of NVR’s outstanding publicly-traded common stock. The Company completed its annual assessment of impairment and management determined that there was no impairment of excess reorganization value.

On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc. The acquisition resulted in the Company recording finite-lived intangible assets and goodwill in the amounts of $8,778 and $441, respectively. The Company completed its annual assessment for

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

impairment of goodwill and management determined that there was no impairment. As of December 31, 2013, the goodwill value was $441. As of December 31, 2013, finite-lived intangible assets attributable to the Heartland Homes, Inc. acquisition totaled $6,306. The remaining finite-lived intangible assets will be amortized on a straight-line basis over a weighted average life of 5 years. See Note 16 herein for additional information regarding the acquisition.

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

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary. NVR sells all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from origination. All of the loans that the Company originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. Insofar as the Company underwrites its originated loans to those standards, the Company bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. The Company employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. The Company maintains an allowance for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that it has originated and sold. The allowance is calculated based on an analysis of historical experience and exposure (see Note 15 herein for further information).

Mortgage loans held for sale are recorded at fair value at closing and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2013, there were contractual commitments to extend credit to borrowers aggregating $243,084, and open forward delivery sale contracts aggregating $430,859. See Note 14 herein for a description of the Company’s fair value accounting calculation.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average number of shares outstanding used to calculate basic EPS	4,737,124	5,011,058	5,469,159

Dilutive securities:
Stock options and restricted share units	124,578	130,471	154,658

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,861,702	5,141,529	5,623,817

The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services not yet recognized and the amount of tax benefits that would be credited or charged to additional paid-in-capital assuming exercise of the stock option or vesting of the restricted share unit. The assumed amount credited to additional paid-in-capital equals the tax benefit from assumed exercise of stock options or the assumed vesting of restricted share units after consideration of the intrinsic value upon assumed exercise or vesting less the actual stock-based compensation expense to be recognized in the income statement.

Stock options and restricted share units issued under equity benefit plans to purchase 156,712; 194,416 and 467,367 shares of common stock were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Revenues – Homebuilding Operations

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

ASC 740-10, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of income. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of the taxing authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, by expiration of the applicable statute of limitation, or by determination in accordance with certain states’ administrative practices that the uncertain tax position has been effectively settled (see Note 11 herein for further information).

Financial Instruments

Except as otherwise noted herein, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments (see Note 14 herein for further information).

Stock-Based Compensation

The company accounts for its stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option and restricted share unit plans. The expense is based on the grant-date fair value of the stock options and restricted share units granted, and is recognized ratably over the requisite service period. The Company calculates the fair value of its non-publicly traded, employee stock options using the Black-Scholes option-pricing model. The grant date fair value of the restricted share units is the closing price of the Company’s common stock on the day immediately preceding the date of grant. The Company’s equity-based compensation programs are accounted for as equity-classified awards. See Note 12 herein for further discussion of stock-based compensation plans.

Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Recent Accounting Pronouncements

There have not been any pronouncements issued and implemented during 2013 that had a material impact on the Company’s consolidated financial statements.

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 31% and 15% of its 2013 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.

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

Mid Atlantic – Virginia, West Virginia, Maryland, Delaware and Washington, D.C.

North East – New Jersey and eastern Pennsylvania

Mid East – New York, Ohio, western Pennsylvania, Indiana and Illinois

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

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. NVR’s overhead functions, such as accounting, treasury and human resources are centrally performed and the costs are not allocated to the Company’s operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on the Company’s 3.95% Senior Notes due 2022 (the “Senior Notes”) and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

Following are tables presenting segment revenues, profit, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Homebuilding Mid Atlantic	$2,439,387	$1,877,905	$1,582,826
Homebuilding North East	332,681	278,715	221,146
Homebuilding Mid East	908,198	630,367	549,384
Homebuilding South East	454,215	334,257	257,839
Mortgage Banking	76,786	63,406	47,954

Total consolidated revenues	$4,211,267	$3,184,650	$2,659,149

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Profit:
Homebuilding Mid Atlantic	$276,399	$189,089	$148,373
Homebuilding North East	14,294	21,529	13,463
Homebuilding Mid East	55,537	39,847	27,194
Homebuilding South East	35,001	20,674	14,162
Mortgage Banking	42,075	38,135	26,102

Total segment profit	423,306	309,274	229,294

Contract land deposit reserve adjustment (1)	5,313	5,333	(2,878)
Equity-based compensation expense (2)	(34,296)	(64,841)	(64,473)
Corporate capital allocation (3)	116,457	91,507	71,226
Unallocated corporate overhead (4)	(72,703)	(70,258)	(45,355)
Consolidation adjustments and other	2,362	10,858	20,477
Corporate interest expense (5)	(21,743)	(6,796)	(715)

Reconciling items sub-total	(4,610)	(34,197)	(21,718)

Consolidated income before taxes	$418,696	$275,077	$207,576

	As of December 31,
	2013	2012
Assets:
Homebuilding Mid Atlantic	$797,642	$726,335
Homebuilding North East	84,958	64,568
Homebuilding Mid East	172,167	166,859
Homebuilding South East	106,389	85,521
Mortgage Banking	253,421	215,225

Total segment assets	1,414,577	1,258,508

Consolidated variable interest entity	7,268	15,626
Cash and cash equivalents	844,274	1,139,103
Deferred taxes	162,378	145,618
Intangible assets and goodwill	55,674	58,146
Contract land deposit reserve	(59,761)	(65,039)
Consolidation adjustments and other	61,738	52,880

Reconciling items sub-total	1,071,571	1,346,334

Consolidated assets	$2,486,148	$2,604,842

	Year Ended December 31,
	2013	2012	2011
Interest Income:
Mortgage Banking	$4,983	$4,504	$5,702

Total segment interest income	4,983	4,504	5,702
Other unallocated interest income	2,319	1,388	3,202

Consolidated interest income	$7,302	$5,892	$8,904

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest Expense:
Homebuilding Mid Atlantic	$72,351	$59,310	$48,971
Homebuilding North East	9,466	8,196	5,776
Homebuilding Mid East	22,587	15,043	11,080
Homebuilding South East	12,151	9,145	5,701
Mortgage Banking	545	546	875

Total segment interest expense	117,100	92,240	72,403
Corporate capital allocation	(116,457)	(91,507)	(71,226)
Senior notes and other interest	21,742	6,796	715

Consolidated interest expense	$22,385	$7,529	$1,892

Depreciation and Amortization:
Homebuilding Mid Atlantic	$4,784	$3,886	$3,353
Homebuilding North East	853	631	409
Homebuilding Mid East	1,911	1,473	1,398
Homebuilding South East	1,008	808	729
Mortgage Banking	669	397	295

Total segment depreciation and amortization	9,225	7,195	6,184
Unallocated corporate	4,166	905	488

Consolidated depreciation and amortization	$13,391	$8,100	$6,672

Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$7,947	$3,595	$3,784
Homebuilding North East	1,454	1,703	424
Homebuilding Mid East	3,282	1,886	5,611
Homebuilding South East	2,662	1,260	369
Mortgage Banking	2,933	1,169	1,049

Total segment expenditures for property and equipment	18,278	9,613	11,237
Unallocated corporate	738	2,752	207

Consolidated expenditures for property and equipment	$19,016	$12,365	$11,444

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	Equity-based compensation expense is lower in 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012 and an approximate $7,900 pre-tax compensation expense reversal attributable to an adjustment of the option forfeiture rates based on the Company’s actual forfeiture experience. These reductions were partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013 under the 2010 Equity Incentive Plan.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2013	2012	2011
Homebuilding Mid Atlantic	$72,271	$59,144	$48,697
Homebuilding North East	9,461	8,187	5,763
Homebuilding Mid East	22,580	15,039	11,074
Homebuilding South East	12,145	9,137	5,692

Total	$116,457	$91,507	$71,226

(4)	The increase in unallocated corporate overhead in 2012 from 2011 was attributable to increased management incentive costs year over year.
(5)	Corporate interest expense is attributable primarily to interest on the Senior Notes which were issued in the third quarter of 2012.

3.	Variable Interest Entities

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

As of December 31, 2013, NVR controlled approximately 58,100 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling $296,646 and $2,459, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012

Contract land deposits	$296,646	$256,577
Loss reserve on contract land deposits	(59,761)	(65,039)

Contract land deposits, net	236,885	191,538

Contingent obligations in the form of letters of credit	2,459	3,338
Contingent specific performance obligations (1)	1,707	7,047

Total risk of loss	$241,051	$201,923

(1)	At December 31, 2013 and 2012, the Company was committed to purchase 13 and 71 finished lots under specific performance obligations, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

4.	Joint Ventures

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

At December 31, 2013, the Company had an aggregate investment totaling approximately $92,700 in four JVs that are expected to produce approximately 9,300 finished lots, of which approximately 3,400 were not under contract with NVR. In addition, NVR had additional funding commitments in the aggregate totaling $11,850 to two of the JVs at December 31, 2013. NVR invested an additional $11,000 during the first quarter of 2013 in the Company’s existing JV with Morgan Stanley Real Estate Investing and invested $11,850 during the fourth quarter of 2013 in a newly formed JV with an unrelated party. The newly formed JV is expected to produce approximately 1,300 lots with approximately 50% of those lots being sold to the Company. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $90,500 and $74,000 at December 31, 2013 and 2012, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets at December 31, 2013 and 2012 of the consolidated JV were as follows:

	December 31,
	2013	2012
Cash	$668	$906
Restricted cash	248	505
Other assets	542	833
Land under development	5,810	13,382

Total assets	$7,268	$15,626

Debt	$3,365	$4,574
Accrued expenses	862	935
Equity	3,041	10,117

Total liabilities and equity	$7,268	$15,626

At December 31, 2012, the Company had an aggregate investment totaling approximately $82,900 in four JVs that were expected to produce approximately 7,400 finished lots, of which approximately 2,800 were not under contract with NVR. In addition, at December 31, 2012, NVR had additional funding commitments in the aggregate totaling $5,000 to one of the JVs.

Distributions received from joint ventures are considered operating cash flows within the accompanying statements of cash flows to the extent of NVR’s cumulative share of joint venture income. Any distributions received in excess of that amount are considered a return of capital, and are classified as cash flows from investing activities.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

5.	Land Under Development

As of December 31, 2013, NVR directly owned five separate raw parcels of land with a carrying value of $41,328 that it intends to develop into approximately 650 finished lots primarily for use in its homebuilding operations. Of the total finished lots, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. The Company sold 15 lots to an unrelated party in 2013 at an aggregate purchase price of approximately $2,600. The Company capitalizes interest costs to land under development during the active development of finished lots. See Note 6 for further discussion of capitalized interest. None of the raw parcels had any indicators of impairment as of December 31, 2013. Based on current market conditions, NVR may, on a limited basis, directly acquire additional raw parcels to develop into finished lots. As of December 31, 2012, NVR directly owned three separate raw parcels of land with a carrying value of $68,336 and expected to produce approximately 700 finished lots.

6.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Interest capitalized, beginning of period	$893	$—
Interest incurred	25,048	8,422
Interest charged to interest expense	(22,385)	(7,529)
Interest charged to cost of sales	(262)	—

Interest capitalized, end of period	$3,294	$893

There was no interest capitalized or charged to cost of sales for the year ended December 31, 2011.

7.	Related Party Transactions

During the year ended December 31, 2013, NVR entered into fixed price purchase agreements to purchase finished building lots for a total purchase price of approximately $41,300 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, Mr. Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2013, 2012 and 2011, NVR purchased developed lots at market prices from Elm Street for approximately $38,400, $54,600 and $36,100, respectively. The Company also continues to control a parcel of raw land expected to yield approximately 2,400 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any additional capital contributions to that joint venture in 2013 or 2012. Further, during 2013, 2012 and 2011, the Company paid Elm Street $143 per year to manage the development of a property that the Company purchased from Elm Street in 2010.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

8.	Property, Plant and Equipment, net

	December 31,
	2013	2012
Homebuilding:
Office facilities and other	$19,547	$18,040
Model home furniture and fixtures	22,432	18,330
Production facilities	39,396	35,983
Property under capital leases	3,976	3,976

	85,351	76,329
Less: accumulated depreciation	(52,752)	(49,313)

	$32,599	$27,016

Mortgage Banking:
Office facilities and other	$8,118	$5,856
Less: accumulated depreciation	(3,419)	(3,391)

	$4,699	$2,465

Certain property, plant and equipment listed above is collateral for certain debt of NVR is more fully described in Note 9 herein.

9.	Debt

	December 31,
	2013	2012
Homebuilding:
Other term debt:
Capital lease obligations due in monthly installments through 2014 (a)	$115	$757

Senior notes (b)	$599,075	$598,988

Mortgage Banking:
Master repurchase agreement (c)	$—	$—

(a)	The capital lease obligation has a fixed interest rate of 13.0% and is collateralized by buildings and equipment with a net book value of approximately $47 and $309 at December 31, 2013 and 2012, respectively. The capital lease terminates in March 2014. Future lease payments in 2014 total $117, $2 of which represents interest.
(b)

On September 10, 2012, NVR completed an offering for $600,000 of Senior Notes under a shelf registration statement filed on September 5, 2012 with the Securities and Exchange Commission (the “SEC”). The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2013. The Senior Notes are senior unsecured obligations and rank

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict the Company’s ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.
(c)	On July 31, 2013, NVRM renewed and amended its revolving mortgage repurchase agreement with U.S. Bank National Association (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub limits. The Repurchase Agreement expires on July 30, 2014.

Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. As of December 31, 2013 and 2012, there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations at December 31, 2013.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2013.

* * * * *

Maturities with respect to the Company’s debt as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$115
2015	—
2016	—
2017	—
2018	—
Thereafter	600,000

Total	$600,115

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

10.	Common Stock

There were 4,433,725 and 4,914,130 common shares outstanding at December 31, 2013 and 2012, respectively. As of December 31, 2013, NVR had reacquired a total of approximately 23,300,000 shares of NVR common stock at an aggregate cost of approximately $5,308,000 since December 31, 1993. The Company made the following share repurchases during the years indicated:

	Number of Shares	Aggregate Purchase Price
2013	581,387	$554,491
2012	285,495	$227,281
2011	1,017,588	$689,302

Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 7,164,000 common shares reissued from the treasury in satisfaction of stock option exercises and other employee benefit obligations. The Company issued 101,850; 221,992 and 333,380 such shares during 2013, 2012 and 2011, respectively.

11.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$137,675	$76,599	$45,112
State	30,352	3,066	8,004

Deferred:
Federal	(13,402)	13,086	21,492
State	(2,406)	1,738	3,548

	$152,219	$94,489	$78,156

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31,
	2013	2012	2011
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$20,636	$14,319	$22,835

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2013	2012
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$90,372	$77,475
Deferred compensation	8,049	10,923
Equity-based compensation expense	35,298	26,151
Inventory	11,099	10,914
Unrecognized tax benefit	23,784	22,295
Other	4,200	5,606

Total deferred tax assets	172,802	153,364
Less: deferred tax liabilities	4,290	1,702

Net deferred tax position	$168,512	$151,662

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be $362,387 for the year ended December 31, 2013, and was $187,064 for the year ended December 31, 2012.

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Income taxes computed at the federal statutory rate	$146,544	$96,277	$72,652
State income taxes, net of federal income tax benefit	18,210	3,226	7,974
Other, net	(12,535)	(5,014)	(2,470)

	$152,219	$94,489	$78,156

The Company’s effective tax rate in 2013, 2012 and 2011 was 36.36%, 34.35% and 37.65%, respectively. During 2012, the Company reduced its provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with and an audit by certain taxing authorities during 2012 which led the Company to update its evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2010.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$40,244	$45,049
Additions based on tax positions related to the current year	5,618	4,185
Reductions for tax positions of prior years	(2,066)	(8,928)
Settlements	—	(62)

Balance at end of year	$43,796	$40,244

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $28,467.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2013, the Company accrued interest on unrecognized tax benefits in the amount of $625. For the year ended December 31, 2012, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $4,116. For the year ended 2011, the Company accrued interest on unrecognized tax benefits in the amount of $2,076. As of December 31, 2013 and 2012, the Company had a total of $21,281 and $20,658, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2013 will be reduced by approximately $6,527 due to statute expiration and effectively settled positions in various state jurisdictions. The Company is currently under audit by the states of New York and Pennsylvania.

12.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years, depending upon the plan from which the shares were granted, based solely on continued employment or continued service as a Director. RSUs generally vest in separate tranches over periods of 2 to 3 years, based solely on continued employment or continued service as a Director. At December 31, 2013, there

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

was an aggregate of 667,036 options and 45,009 RSUs outstanding, and there were an additional 79,730 available shares to be granted under existing equity-based compensation plans. Of the available shares to be granted, up to 48,476 shares may be granted in the form of RSUs.

The following is a summary description of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2013:

•	During 1996, the Company’s shareholders approved the Board of Directors’ adoption of the Management Long-Term Stock Option Plan (the “1996 Option Plan”). There were 2,000,000 Options authorized under the 1996 Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 2012. There are no grants remaining available to issue under the 1996 Option Plan.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There were 1,000,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The Options expire 10 years after the dates upon which they were granted, and are fully vested as of December 31, 2013. There are no grants remaining available to issue under the 1998 Option Plan.

•	During 1999, the Company’s shareholders approved the Board of Directors’ adoption of the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150,000 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. The outstanding Options were granted for a 10-year period and were fully vested as of December 31, 2012. There are no grants remaining available to issue under the 1998 Directors’ Plan.

•	During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There were 2,000,000 Options authorized under the 2000 Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant. Grants under the 2000 Plan were available to both employees and members of the Board. Options granted under the 2000 Plan expire 10 years from the date of grant, and generally vest annually in 25% increments based on the date of grant. There are no grants remaining available to issue under the 2000 Plan.

•

During 2010, the Company’s shareholders approved the Board of Directors’ adoption of the 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan authorizes the Company to issue Options and RSUs to key management

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

employees, including executive officers and Board members, to acquire up to an aggregate of 700,000 shares of the Company’s common stock. Of the 700,000 aggregate shares available to issue, up to 240,000 may be granted in the form of RSUs. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date of grant, and all RSUs are granted at a $0 exercise price. The Options are granted for a 10-year period. The RSUs initially granted under the 2010 Equity Plan vested annually in 50% increments beginning December 31, 2011, and the Options initially granted vest as to 50% of the underlying shares in annual increments beginning on December 31, 2013. At December 31, 2013, there were 79,730 shares available to be granted under the 2010 Equity Plan, of which 48,476 may be granted as RSUs.

During 2013, the Company issued 121,724 Options and 35,491 RSUs under the 2010 Equity Plan. The exercise price of each Option granted was equal to the closing price of the Company’s common stock on the day immediately preceding the date of grant, and each RSU was granted at a $0 exercise price. Each Option was granted for a term of ten (10) years from the date of grant. Substantially all of the RSUs granted during 2013 under the 2010 Equity Plan will become 100% vested on December 31, 2015. Substantially all of the Options granted in 2013 will vest annually in 25% increments beginning on December 31, 2015. All Options and RSUs granted are subject to the grantee’s continued employment or continued service as a Director, as applicable.

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Stock Options
Outstanding at beginning of period	639,078	$679.70
Granted	121,724	997.46
Exercised	(28,749)	515.98
Forfeited	(65,017)	726.49

Outstanding at end of period	667,036	$740.18	6.8	$190,660

Exercisable at end of period	274,786	$638.41	5.5	$106,507

RSUs (1)
Outstanding at beginning of period	82,619
Granted	35,491
Exercised	(73,101)

Outstanding at end of period	45,009			$46,180

Vested at end of period	4,885			$5,012

(1)	RSU grants were issued at a $0 exercise price.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option-pricing model. The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a U.S. Treasury Strip due in a number of years equal to the option’s expected term. NVR has concluded that its historical exercise experience is the best estimate of future exercise patterns to determine an option’s expected term. To estimate expected volatility, NVR analyzed the historic volatility of its common stock over a period equal to the option’s expected term. The fair value of the Options granted during 2013, 2012 and 2011 were estimated on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	2013	2012	2011
Estimated option life	5.20 years	4.95 years	4.79 years
Risk free interest rate (range)	0.42% - 2.10%	0.35% - 1.84%	0.44% - 2.86%
Expected volatility (range)	17.98% - 32.72%	17.71% - 34.43%	31.29% - 37.43%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$268.13	$221.45	$230.38

In accordance with ASC Topic 718, Compensation-Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the current year was $997.66 per share.

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2013, 2012 and 2011, the Company recognized $34,296, $64,841 and $64,473 in equity-based compensation costs, respectively, and approximately $12,100, $23,900 and $23,600 in tax benefit related to equity-based compensation costs, respectively. In 2013, the Company reversed approximately $7,900 in equity-based compensation expense previously recorded to adjust stock option forfeiture rates based on actual forfeiture experience. The reversal was made to the accounts originally charged as follows; approximately $7,100 and $300 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $500 from NVRM general and administrative expense.

As of December 31, 2013, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $82,200, net of estimated forfeitures. The unrecognized compensation

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2018. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.0 years.

The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock to Option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2013, 2012 and 2011, 101,850; 221,992 and 333,380 shares, respectively, were issued from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	2013	2012	2011
Aggregate exercise proceeds (1)	$14,834	$73,211	$108,322
Aggregate intrinsic value on exercise dates	$84,908	$101,334	$142,381

(1)	Aggregate exercise proceeds include the Option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2013, 2012 and 2011 was $12,012, $9,575 and $6,616, respectively. The ESOP purchased approximately 10,200 and 9,200 shares of NVR common stock in the open market for the 2013 and 2012 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2013, all shares held by the ESOP had been allocated to participants’ accounts. The 2013 plan year contribution was funded and fully allocated to participants in February 2014.

Deferred Compensation Plans

The Company has two deferred compensation plans (“Deferred Comp Plans”). The specific purpose of the Deferred Comp Plans is to i) establish a vehicle whereby named executive officers may defer the receipt of salary and bonus that otherwise would be nondeductible for Company tax purposes into a period where the Company would realize a tax deduction for the amounts paid, and ii) to enable certain employees who are subject to the Company’s stock holding requirements to acquire shares of the Company’s common stock on a pre-tax basis in order to more quickly meet, and maintain compliance with those stock holding requirements. Amounts deferred into the Deferred Comp Plans are invested in NVR common stock, held in a rabbi trust account, and are paid out in a fixed number of shares upon expiration of the deferral period.

The rabbi trust account held 109,256 and 152,223 shares of NVR common stock as of December 31, 2013 and 2012, respectively. During 2013, 42,967 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2013 or 2012. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2013, 2012 and 2011.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

13.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$21,998
2015	16,265
2016	13,804
2017	12,281
2018	10,021
Thereafter	35,837

110,206
Sublease income	(352)

$109,854

Total rent expense incurred under operating leases was $39,608, $33,399 and $33,607 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2013, assuming that contractual development milestones are met, the Company is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of $73,292. The Company also has two specific performance contracts pursuant to which the Company is committed to purchase 13 finished lots at an aggregate purchase price of approximately $1,710.

During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $54,500 of contingent obligations under such agreements, including $8,354 for letters of credit issued under an uncommitted, collateralized letter of credit facility as of December 31, 2013. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2013	2012	2011
Warranty reserve, beginning of year	$62,742	$64,008	$69,787
Provision	82,860	41,138	37,040
Payments	(44,095)	(42,404)	(42,819)

Warranty reserve, end of year	$101,507	$62,742	$64,008

The warranty reserve provision for 2013 includes two warranty accrual charges totaling approximately $31,600. The first charge of approximately $15,600 was made in the second quarter of 2013 related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one community. The second charge of approximately $16,000 was recorded in the fourth quarter of 2013 to increase the warranty accrual for a non-recurring service issue unrelated to the second quarter service issue.

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

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of December 31, 2013 was $575,200. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,075 at December 31, 2013. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment, NVRM, enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2013, there were contractual commitments to extend credit to borrowers aggregating $243,084 and open forward delivery contracts aggregating $430,859.

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

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 83 basis points of the loan amount as of December 31, 2013, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 9% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using level 2 inputs. The fair value of loans held for sale of $210,641 included on the accompanying consolidated balance sheet has been decreased by $2,936 from the aggregate principal balance of $213,577.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

The undesignated derivative instruments are included on the accompanying consolidated balance sheet as follows:

	Balance Sheet	Fair Value
	Location	December 31, 2013
Derivative Assets:
Forward sales contracts	NVRM - Other assets	$6,153

Derivative Liabilities:
Rate lock commitments	NVRM - Accounts payable and other liabilities	$2,697

The fair value measurement as of December 31, 2013 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$243,084	$(1,603)	$(2,908)	$1,814	$—	$(2,697)
Forward sales contracts	$430,859	—	—	—	6,153	6,153
Mortgages held for sale	$213,577	(1,000)	(3,732)	1,796	—	(2,936)

Total Fair Value Measurement, December 31, 2013		$(2,603)	$(6,640)	$3,610	$6,153	$520

For the year ended December 31, 2013, NVRM recorded a fair value adjustment to income of $3,021. For the years ended December 31, 2012 and 2011, NVRM recorded fair value adjustments to expense of $2,431 and $1,080, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

15.	Mortgage Loan Loss Allowance

During the years ended December 31, 2013, 2012 and 2011, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,300, $1,300 and $5,100, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $8,200 and $6,550 at December 31, 2013 and 2012, respectively. During 2012, the Company entered into a settlement agreement with one of the Company’s correspondent lenders to pay $7,250 to settle all pending and future repayment and settlement requests for all loans sold to that correspondent lender. The settlement payment reduced the mortgage loan loss allowance in 2012.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

16.	Acquisition

On December 31, 2012, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Heartland Homes, Inc. (“Heartland”), which operates predominantly in the Pittsburgh, PA market, for $17,000 in cash, of which $2,000 was deferred and to be paid one half on each December 31, 2013 and 2014, subject to offsets. The Company has not paid and does not expect to pay the $2,000 deferred amount. The Company acquired tangible assets of approximately $47,000, consisting primarily of inventory and assumed liabilities of approximately $39,500 of which approximately $21,900 consisted of construction loans which were repaid at closing. The acquisition did not impact the Company’s sales or settlements in 2012. The purchase price allocation resulted in identifiable finite-lived intangible assets of $8,778 and goodwill of $441, which is equal to the excess of the purchase price over the fair value of the net assets acquired. As of December 31, 2013, net finite-lived intangible assets totaled $6,306.

17.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$1,223,808	$1,167,595	$992,210	$750,868
Gross profit – homebuilding operations	$222,393	$203,179	$157,922	$126,783
Mortgage banking fees	$18,344	$21,372	$17,682	$19,388
Net income	$97,811	$82,935	$50,690	$35,041
Diluted earnings per share	$21.15	$17.67	$10.11	$6.84
Contracts for sale, net of cancellations (units)	2,631	2,381	3,278	3,510
Settlements (units)	3,342	3,342	2,878	2,272
Backlog, end of period (units)	4,945	5,656	6,617	6,217
Loans closed	$721,926	$695,930	$646,450	$473,766

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	Year Ended December 31, 2012
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Revenues-homebuilding operations	$925,363	$854,396	$755,290	$586,195
Gross profit – homebuilding operations	$168,967	$151,960	$130,312	$94,366
Mortgage banking fees	$18,375	$16,241	$14,493	$14,297
Net income	$60,627	$53,000	$46,838	$20,123
Diluted earnings per share	$11.98	$10.33	$8.97	$3.90
Contracts for sale, net of cancellations (units)	2,625	2,558	2,614	3,157
Settlements (units)	2,788	2,656	2,475	1,924
Backlog, end of period (units)	4,979	4,950	5,048	4,909
Loans closed	$642,171	$594,867	$548,871	$420,184