Form 10-Q
period 2014-03-31
NVR INC
filed 2014-05-02
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014 there were 4,420,706 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$874,062	$844,274
Receivables	10,055	9,529
Inventory:
Lots and housing units, covered under sales agreements with customers	687,080	568,831
Unsold lots and housing units	98,478	117,467
Land under development	46,083	41,328
Building materials and other	10,357	10,939

	841,998	738,565
Assets related to consolidated variable interest entity	6,588	7,268
Contract land deposits, net	246,204	236,885
Property, plant and equipment, net	34,321	32,599
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	6,401	6,747
Other assets	311,684	307,933

	2,372,893	2,225,380

Mortgage Banking:
Cash and cash equivalents	4,477	21,311
Mortgage loans held for sale, net	123,833	210,641
Property and equipment, net	4,999	4,699
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	11,204	16,770

	151,860	260,768

Total assets	$2,524,753	$2,486,148

See notes to condensed consolidated financial statements.
(Continued)
3

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$186,459	$181,687
Accrued expenses and other liabilities	271,875	316,227
Liabilities related to consolidated variable interest entity	1,689	1,646
Non-recourse debt related to consolidated variable interest entity	2,153	3,365
Customer deposits	119,101	101,022
Senior notes	599,098	599,075

	1,180,375	1,203,022

Mortgage Banking:
Accounts payable and other liabilities	18,296	21,774

	18,296	21,774

Total liabilities	1,198,671	1,224,796

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2014 and December 31, 2013	206	206
Additional paid-in-capital	1,259,410	1,212,050
Deferred compensation trust – 109,256 shares of NVR, Inc. common stock as of both March 31, 2014 and December 31, 2013	(17,741)	(17,741)
Deferred compensation liability	17,741	17,741
Retained earnings	4,629,406	4,605,557
Less treasury stock at cost – 16,061,912 and 16,121,605 shares at March 31, 2014 and December 31, 2013, respectively	(4,562,940)	(4,556,461)

Total shareholders’ equity	1,326,082	1,261,352

Total liabilities and shareholders’ equity	$2,524,753	$2,486,148

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Homebuilding:
Revenues	$799,187	$750,868
Other income	997	1,026
Cost of sales	(655,152)	(624,085)
Selling, general and administrative	(90,632)	(78,413)

Operating income	54,400	49,396
Interest expense	(5,684)	(5,452)

Homebuilding income	48,716	43,944
Mortgage Banking:
Mortgage banking fees	12,123	19,388
Interest income	1,184	955
Other income	59	113
General and administrative	(12,265)	(9,181)
Interest expense	(110)	(114)

Mortgage banking income	991	11,161

Income before taxes	49,707	55,105
Income tax expense	(25,858)	(20,064)

Net income	$23,849	$35,041

Basic earnings per share	$5.34	$7.04

Diluted earnings per share	$5.16	$6.84

Basic weighted average shares outstanding	4,467	4,979

Diluted weighted average shares outstanding	4,620	5,122

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$23,849	$35,041
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,710	2,772
Excess income tax benefit from equity-based compensation	(5,696)	(23,099)
Equity-based compensation expense	10,703	8,063
Contract land deposit recoveries, net	(1,983)	(1,012)
Gain on sale of loans	(7,995)	(15,573)
Mortgage loans closed	(416,801)	(434,748)
Mortgage loans sold and principal payments on mortgage loans held for sale	514,158	509,916
Distribution of earnings from unconsolidated joint ventures	3,704	—
Net change in assets and liabilities:
Increase in inventory	(102,729)	(159,852)
Increase in contract land deposits	(7,336)	(666)
Increase in receivables	(281)	(5,215)
(Decrease) increase in accounts payable, accrued expenses and customer deposits	(19,146)	13,161
Other, net	(9,943)	(6,881)

Net cash used in operating activities	(15,786)	(78,093)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(11,000)
Distribution of capital from unconsolidated joint ventures	5,296	333
Purchase of property, plant and equipment	(5,433)	(3,455)
Proceeds from sale of property, plant and equipment	142	116

Net cash provided by (used in) investing activities	5	(14,006)

Cash flows from financing activities:
Purchases of treasury stock	(32,578)	—
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	(1,327)	(2,188)
Excess income tax benefit from equity-based compensation	5,696	23,099
Proceeds from the exercise of stock options	57,060	5,412

Net cash provided by financing activities	28,851	26,323

Net increase (decrease) in cash and cash equivalents	13,070	(65,776)
Cash and cash equivalents, beginning of the period	866,253	1,153,507

Cash and cash equivalents, end of the period	$879,323	$1,087,731

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,027	$12,392

Income taxes paid during the period, net of refunds	$28,661	$3,242

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to 2014 presentation.

For the three-month periods ended March 31, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

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

NVR believes the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity. Unless and until a development entity completes finished building lots through the development process, with respect to which the development entities’ equity investors bear the full risk, the entity does not earn any revenues. The operating development activities are managed solely by the development entity’s equity investors.

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

As of March 31, 2014, NVR controlled approximately 59,400 lots with deposits in cash and letters of credit totaling $303,933 and $2,429, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. NVR’s total risk of loss related to contract land deposits as of March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014	December 31, 2013
Contract land deposits	$303,933	$296,646
Loss reserve on contract land deposits	(57,729)	(59,761)

Contract land deposits, net	246,204	236,885
Contingent obligations in the form of letters of credit	2,429	2,459
Contingent specific performance obligations (1)	1,505	1,707

Total risk of loss	$250,138	$241,051

(1)	At March 31, 2014 and December 31, 2013, the Company was committed to purchase 10 and 13 finished lots under specific performance obligations, respectively.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

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

At March 31, 2014, the Company had an aggregate investment totaling approximately $86,300 in four JVs that are expected to produce approximately 9,200 finished lots, of which approximately 3,400 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $83,600 and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at March 31, 2014 and December 31, 2013, of the consolidated JV were as follows:

	March 31, 2014	December 31, 2013
Cash	$784	$668
Restricted cash	208	248
Other assets	490	542
Land under development	5,106	5,810

Total assets	$6,588	$7,268

Debt	$2,153	$3,365
Accrued expenses	760	862
Equity	3,675	3,041

Total liabilities and equity	$6,588	$7,268

4.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. As of March 31, 2014, NVR directly owned five separate raw parcels of land with a carrying value of $46,083 that it intends to develop into approximately 650 finished lots for use in its homebuilding operations. Of the total finished lots, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. None of the raw parcels had any indicators of impairment as of March 31, 2014. Based on current market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots. See the Overview section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein, for additional discussion.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Interest capitalized, beginning of period	$3,294	$893
Interest incurred	6,223	6,250
Interest charged to interest expense	(5,794)	(5,566)
Interest charged to cost of sales	(105)	—

Interest capitalized, end of period	$3,618	$1,577

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted average number of shares outstanding used to calculate basic EPS	4,467,000	4,979,000
Dilutive Securities:
Stock options and restricted share units	153,000	143,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,620,000	5,122,000

Stock options issued under equity benefit plans to purchase 92,574 and 123,938 shares of common stock were outstanding during the quarters ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

7.	Excess Reorganization Value, Goodwill and Other Intangibles

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock.

As of March 31, 2014, goodwill and net finite-lived intangible assets totaled $441 and $5,960, respectively. The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 5 years. Amortization expense related to the finite-lived intangible assets was $346 and $400 for the three-month periods ended March 31, 2014 and 2013, respectively.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2014 and determined that there was no impairment.

8.	Income Taxes

During the first quarter of 2014, the Company recognized income tax expense of approximately $6,900 due to the reversal of certain previously recognized tax deductions.

9.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In-	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2013	$206	$1,212,050	$4,605,557	$(4,556,461)	$(17,741)	$17,741	$1,261,352
Net income	—	—	23,849	—	—	—	23,849
Purchase of common stock for treasury	—	—	—	(32,578)	—	—	(32,578)
Equity-based compensation	—	10,703	—	—	—	—	10,703
Tax benefit from equity benefit plan activity	—	5,696	—	—	—	—	5,696
Proceeds from stock options exercised	—	57,060	—	—	—	—	57,060
Treasury stock issued upon option exercise and restricted share vesting	—	(26,099)	—	26,099	—	—	—

Balance, March 31, 2014	$206	$1,259,410	$4,629,406	$(4,562,940)	$(17,741)	$17,741	$1,326,082

The Company repurchased 32,377 shares of its common stock during the three months ended March 31, 2014. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock. Approximately 92,000 shares were issued from the treasury account during the first quarter of 2014 in settlement of option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

10.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Warranty reserve, beginning of period	$101,507	$62,742
Provision	10,260	8,291
Payments	(13,002)	(7,976)

Warranty reserve, end of period	$98,765	$63,057

11.	Segment Disclosures

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

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses and a corporate capital allocation charge. The corporate capital allocation charge is eliminated in consolidation, is based on the segment’s average net assets employed and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. In addition, certain assets, including goodwill and intangible assets and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a corporate capital allocation charge.

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

(dollars in thousands)

(unaudited)

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2014	2013
Revenues:
Homebuilding Mid Atlantic	$465,030	$431,868
Homebuilding North East	78,792	62,611
Homebuilding Mid East	150,648	170,756
Homebuilding South East	104,717	85,633
Mortgage Banking	12,123	19,388

Total consolidated revenues	$811,310	$770,256

	Three Months Ended March 31,
	2014	2013
Profit:
Homebuilding Mid Atlantic	$41,012	$36,539
Homebuilding North East	6,306	3,686
Homebuilding Mid East	(249)	1,823
Homebuilding South East	8,046	3,647
Mortgage Banking	1,840	11,802

Total segment profit	56,955	57,497

Contract land deposit reserve adjustment (1)	1,983	1,007
Equity-based compensation expense	(10,703)	(8,063)
Corporate capital allocation (2)	28,966	25,618
Unallocated corporate overhead	(25,960)	(25,198)
Consolidation adjustments and other	4,141	9,659
Corporate interest expense	(5,675)	(5,415)

Reconciling items sub-total	(7,248)	(2,392)

Consolidated income before taxes	$49,707	$55,105

	March 31, 2014	December 31, 2013
Assets:
Homebuilding Mid Atlantic	$893,601	$810,270
Homebuilding North East	86,276	84,958
Homebuilding Mid East	196,357	172,167
Homebuilding South East	110,713	106,389
Mortgage Banking	144,513	253,421

Total segment assets	1,431,460	1,427,205

Consolidated variable interest entity	6,588	7,268
Cash and cash equivalents	874,062	844,274
Deferred taxes	162,623	162,378
Intangible assets and goodwill	55,328	55,674
Contract land deposit reserve	(57,729)	(59,761)
Consolidation adjustments and other	52,421	49,110

Reconciling items sub-total	1,093,293	1,058,943

Consolidated assets	$2,524,753	$2,486,148

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
Homebuilding Mid Atlantic	$18,156	$16,107
Homebuilding North East	2,449	1,994
Homebuilding Mid East	5,298	5,015
Homebuilding South East	3,063	2,502

Total	$28,966	$25,618

12.	Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of March 31, 2014 was $594,714. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value of the Senior Notes was $599,098 at March 31, 2014. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2014, there were contractual commitments to extend credit to borrowers aggregating $218,827 and open forward delivery contracts aggregating $308,679.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 105 basis points of the loan amount as of March 31, 2014, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 11% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $123,833 included on the accompanying condensed consolidated balance sheet has been decreased by $128 from the aggregate principal balance of $123,961.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of March 31, 2014, as follows:

	Balance Sheet Location	Fair Value
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$115

Forward sales contracts	NVRM - Other assets	$953

The fair value measurement as of March 31, 2014 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$218,827	$(980)	$(902)	$1,997	$—	$115
Forward sales contracts	$308,679	—	—	—	953	953
Mortgages held for sale	$123,961	(667)	(780)	1,319	—	(128)

Total Fair Value Measurement		$(1,647)	$(1,682)	$3,316	$953	$940

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

For the three-months ended March 31, 2014 and 2013, NVR Mortgage Finance, Inc. (“NVRM”) recorded a fair value adjustment to income of $420 and $3,109, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

13.	Debt

As of March 31, 2014, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15, which commenced on March 15, 2013.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. The Repurchase Agreement expires on July 30, 2014. At March 31, 2014, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of March 31, 2014, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

14.	Commitments and Contingencies

In October 2004, Patrick Tracy, whom NVR had employed as a Sales and Marketing Representative (“SMR”), filed a lawsuit against the Company in the U.S. District Court for the Western District of New York alleging that NVR had misclassified him and other SMRs as outside sales personnel exempt from certain state and federal wage laws, including overtime pay requirements. Mr. Tracy’s attorneys subsequently filed several other lawsuits in various courts asserting substantially similar claims on behalf of various classes or groups of SMRs. None of those courts have held that the claims are appropriate for class, collective, or other group treatment, and the Western District of New York ruled in April 2013 that the claims pending in that court could not proceed on such a basis.

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that the Company had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff filed a notice of appeal on February 27, 2014, but he has not yet identified any issues as to which he may seek appellate review. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

The Company believes that its compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

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

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Form 10-K for the fiscal year ended December 31, 2013.

Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development. Historically, we generally have not engaged in land development to obtain finished lots for use in our homebuilding operations. Instead, we typically have acquired finished lots at market prices from various third party land developers pursuant to fixed price purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build, and on our developers’ ability to timely deliver finished lots to meet the sales demands of our customers. However, during the past several years, the impact of economic conditions on the homebuilding industry negatively impacted our developers’ ability to obtain acquisition and development financing or to raise equity investments to finance land development activity. As a result, in certain specific strategic circumstances we deviated from our historical lot acquisition strategy and engaged in joint venture arrangements with land developers or directly acquired raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or whether we will hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of March 31, 2014, we controlled approximately 59,400 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $303,900 and $2,400, respectively. Included in the number of controlled lots are approximately 8,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $57,700 as of March 31, 2014. In addition, we controlled approximately 5,800 lots through four joint venture limited liability corporations (“JVs”) with an aggregate investment of approximately $86,300. Further, as of March 31, 2014, we directly owned five separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $46,100 that once fully developed will result in approximately 650 lots. Of the total finished lots expected to be developed, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively.

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

Current Business Environment and Key Financial Results

As disclosed at December 31, 2013, during the second half of 2013, housing demand was negatively impacted by a rapid increase in mortgage interest rates, higher home prices and buyer uncertainty attributable to a decline in affordability. This trend continued into the first quarter of 2014 as homebuyers continue to adjust to the current mortgage interest rate environment and reduced affordability levels. The housing market continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the first quarter of 2014 totaled $811,310, a 5% increase from the first quarter of 2013. Our net income and diluted earnings per share in the current quarter were $23,849 and $5.16, respectively, decreases of 32% and 25%, respectively, compared to the first quarter of 2013. Net income and diluted earnings per share were negatively impacted by an approximate $10,200 decrease in pre-tax mortgage banking income, an approximate $12,200 increase in our homebuilding selling, general and administrative (“SG&A”) expenses and an approximate $6,900 charge to income tax expense due to the reversal of certain previously recognized tax deductions. We expect our full year effective tax rate for 2014 to be consistent with our recent historical range. Our gross profit margin within our homebuilding business increased to 18.0% in the first quarter of 2014 compared to 16.9% in the first quarter of 2013. Our new orders, net of cancellations (“New Orders”) decreased 5% compared to the first quarter of 2013, while the average sales price for New Orders increased 7% quarter over quarter.

While our gross profit margin improved from year ago levels, we continue to face gross margin pressure due to increasing land and construction costs. In addition, the mortgage banking industry has become more competitive as interest rates have increased, resulting in reduced loan profitability. We believe that a continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery, driven by continued improvement in unemployment and consumer confidence levels. Due to the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2014	2013
Revenues	$799,187	$750,868
Cost of sales	$655,152	$624,085
Gross profit margin percentage	18.0%	16.9%
Selling, general and administrative expenses	$90,632	$78,413
Settlements (units)	2,211	2,272
Average settlement price	$361.4	$330.4
New orders (units)	3,325	3,510
Average new order price	$368.1	$343.0
Backlog (units)	6,059	6,217
Average backlog price	$374.7	$350.6
New order cancellation rate	11.5%	13.2%

Consolidated Homebuilding - Three Months Ended March 31, 2014 and 2013

Homebuilding revenues increased 6% for the first quarter of 2014 from the same period in 2013 primarily as a result of a 9% increase in the average settlement price quarter over quarter, partially offset by a 3% decrease in the number of homes settled in the current year’s first quarter. The increase in the average settlement price was primarily attributable to the average price of homes in backlog being approximately 8% higher entering the first quarter of 2014 compared to the same period in 2013. The higher average price of homes in backlog entering 2014 was attributable to the improved market conditions experienced in 2013. The number of homes settled decreased primarily due to a slight decrease in the backlog turnover rate quarter over quarter.

Gross profit margins in the quarter ended March 31, 2014 increased 114 basis points compared to the first quarter of 2013 due primarily to our average settlement prices increasing at a higher rate than material and lot costs have increased quarter over quarter.

The number of New Orders decreased 5% in first quarter of 2014 when compared to the first quarter of 2013, while the average sales price of New Orders increased 7% quarter over quarter. New Orders were lower despite a 10% increase in the average number of active communities quarter over quarter due to lower absorption levels in each of our market segments. The increase in the average sales price of New Orders is attributable to the favorable market conditions in 2013 which led to increasing prices entering 2014. In addition, average sales prices were favorably impacted by a relative shift in New Orders to our Mid-Atlantic and North East market segments from our South East market segment.

SG&A expenses in the first quarter of 2014 increased approximately $12,200, or 16%, compared to the first quarter of 2013 and increased as a percentage of revenue to 11.3% from 10.4% quarter over quarter. SG&A dollars increased primarily due to an approximate $6,900 increase in personnel costs and an approximate $3,800 increase in sales and marketing costs quarter over quarter due to the 10% increase in the average number of active communities in the current year quarter.

Backlog units and dollars were 6,059 units and $2,270,474, respectively, as of March 31, 2014 compared to 6,217 units and $2,179,566, respectively, as of March 31, 2013. The decrease in backlog units was primarily attributable to the aforementioned decrease in New Orders in the first quarter of 2014 compared to the first quarter of 2013. Backlog dollars were favorably impacted by a 9% higher average price of New Orders for the six-month period ended March 31, 2014 compared to the six-month period ended March 31, 2013.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 12% and 13% in the first quarters of 2014 and 2013, respectively. During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2014 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at March 31, 2014 and 2013 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $2,400 and $2,900 at March 31, 2014 and 2013, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2014 and 2013:

Selected Segment Financial Data:

	Three Months Ended March 31,
	2014	2013
Revenues:
Mid Atlantic	$465,030	$431,868
North East	$78,792	$62,611
Mid East	$150,648	$170,756
South East	$104,717	$85,633

Gross profit margin:
Mid Atlantic	$89,286	$77,280
North East	$14,308	$10,380
Mid East	$20,849	$21,054
South East	$18,947	$13,013

Segment profit (loss):
Mid Atlantic	$41,012	$36,539
North East	$6,306	$3,686
Mid East	$(249)	$1,823
South East	$8,046	$3,647

Gross profit margin percentage:
Mid Atlantic	19.2%	17.9%
North East	18.2%	16.6%
Mid East	13.8%	12.3%
South East	18.1%	15.2%

Operating Activity:

	Three Months Ended March 31,
	2014	2013	2014	2013
	Units		Average Price
Settlements:
Mid Atlantic	1,124	1,138	$413.7	$379.4
North East	233	191	$338.2	$327.8
Mid East	478	593	$315.1	$287.9
South East	376	350	$278.4	$244.7

Total	2,211	2,272	$361.4	$330.4

New orders, net of cancellations:
Mid Atlantic	1,675	1,716	$428.8	$399.2
North East	298	293	$346.3	$322.2
Mid East	891	949	$312.0	$301.3
South East	461	552	$269.7	$251.4

Total	3,325	3,510	$368.1	$343.0

	Three Months Ended March 31,
	2014	2013	2014	2013
	Units		Average Price
Backlog:
Mid Atlantic	3,261	3,261	$429.0	$402.0
North East	560	535	$349.0	$326.8
Mid East	1,445	1,508	$318.9	$305.5
South East	793	913	$271.5	$255.5

Total	6,059	6,217	$374.7	$350.6

	Three Months Ended March 31,
	2014	2013
New order cancellation rate:
Mid Atlantic	11.0%	14.2%
North East	13.4%	11.7%
Mid East	9.6%	11.5%
South East	15.9%	13.6%

Average active communities:
Mid Atlantic	242	205
North East	44	37
Mid East	125	129
South East	70	64

Total	481	435

Homebuilding Inventory:

	As of March 31,
	2014	2013
Sold inventory:
Mid Atlantic	$450,786	$419,847
North East	55,671	52,080
Mid East	118,267	118,027
South East	56,872	56,589

Total (1)	$681,596	$646,543

Unsold lots and housing units inventory:
Mid Atlantic	$73,560	$46,873
North East	3,874	3,403
Mid East	10,316	14,785
South East	9,599	9,970

Total (1)	$97,349	$75,031

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Three Months Ended March 31,
	2014	2013
Sold and Unsold inventory impairments:
Mid Atlantic	$97	$—
North East	1	16
Mid East	78	—
South East	—	—

Total	$176	$16

Lots Controlled and Land Deposits:

	As of March 31,
	2014	2013
Total lots controlled:
Mid Atlantic	32,800	32,300
North East	5,800	4,800
Mid East	16,900	15,400
South East	10,300	7,200

Total	65,800	59,700

Lots included in impairment reserve:
Mid Atlantic	3,894	4,769
North East	813	887
Mid East	2,331	2,436
South East	1,238	1,465

Total	8,276	9,557

Contract land deposits, net:
Mid Atlantic	$161,335	$133,491
North East	18,976	13,369
Mid East	38,816	32,627
South East	29,506	16,623

Total	$248,633	$196,110

	Three Months Ended March 31,
	2014	2013
Contract land deposit impairments (recoveries):
Mid Atlantic	$—	$(55)
North East	2	—
Mid East	11	50
South East	36	—

Total	$49	$(5)

Mid Atlantic

Three Months Ended March 31, 2014 and 2013

The Mid Atlantic segment had an approximate $4,500, or 12%, increase in segment profit in the first quarter of 2014 compared to the first quarter of 2013. The increase in segment profit was driven by an increase of approximately $33,200, or 8%, in revenues quarter over quarter due primarily to a 9% increase in the average settlement price. The increase in the average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The Mid Atlantic segment’s gross profit margin percentage increased to 19.2% in 2014 from 17.9% in 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs have increased quarter over quarter.

Segment New Orders decreased 2%, while the average selling price increased 7% in the first quarter of 2014 from the same period in 2013. New Orders were lower despite an 18% increase in the average number of active communities in the first quarter of 2014 compared to the same period in 2013 due to lower absorption levels attributable to lower traffic levels quarter over quarter. The increase in the average sales price of New Orders is attributable to the favorable market conditions in 2013, which led to higher average sales prices entering 2014.

North East

Three Months Ended March 31, 2014 and 2013

The North East segment had an approximate $2,600, or 71%, increase in segment profit in the first quarter of 2014 compared to the first quarter of 2013. The increase in segment profit was primarily driven by an increase of approximately $16,200, or 26%, in revenues quarter over quarter due to a 22% increase in the number of units settled and a 3% increase in the average settlement price. The increase in units settled was attributable to the 14% higher backlog unit balance entering the first quarter of 2014 compared to the backlog unit balance entering the first quarter of 2013, coupled with a higher backlog turnover rate quarter over quarter. The average settlement price was favorably impacted by the 5% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The North East segment’s gross profit margin percentage increased to 18.2% in 2014 from 16.6% in 2013. Segment profit and gross profit margin were favorably impacted by the increased settlement volume, allowing us to better leverage certain operating costs in the first quarter of 2014.

Segment New Orders increased 2% and the average sales price of New Orders increased 7% in the first quarter of 2014 compared to the same period in 2013. The average sales price of New Orders was favorably impacted in part by a shift to higher priced communities in certain markets. The number of New Orders was favorably impacted by an 18% increase in the average number of active communities, offset partially by a decrease in community absorption rates attributable to reduced traffic levels quarter over quarter.

Mid East

Three Months Ended March 31, 2014 and 2013

The Mid East segment had a loss of approximately $250 in the first quarter of 2014 compared to a profit of approximately $1,800 in the first quarter of 2013. The reduction in profitability was driven by a decrease of approximately $20,100, or 12%, in revenues quarter over quarter, while SG&A costs increased 11% quarter over quarter. The decrease in revenues quarter over quarter is due primarily to a 19% decrease in the number of units settled, offset partially by a 9% increase in the average settlement price. The decrease in settlements was primarily attributable to a 10% lower backlog unit balance entering the first quarter of 2014 compared to the same period in 2013. Settlements in the current year first quarter were also negatively impacted by a lower backlog turnover rate quarter over quarter attributable in part to the severe weather experienced in many of our markets in the Mid East segment. The average settlement price was favorably impacted by an 8% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The segment’s average gross profit margin percentage increased to 13.8% in the first quarter of 2014 from 12.3% in the same period of 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs have increased quarter over quarter.

Segment New Orders decreased 6%, while the average selling price increased 4% in the first quarter of 2014 compared to the same period in 2013. New orders were negatively impacted by a 3% decrease in the average number of active communities quarter over quarter, coupled with lower absorption rates attributable to lower traffic levels in the first quarter of 2014 compared to the same period in 2013. The increase in the average price of New Orders was attributable to a shift in mix to higher priced communities in certain markets.

South East

Three Months Ended March 31, 2014 and 2013

The South East segment had an approximate $4,400, or 121%, increase in segment profit in the first quarter of 2014 compared to the first quarter of 2013. The increase in segment profit was primarily driven by an increase of approximately $19,100, or 22%, in revenues quarter over quarter due to a 7% increase in the number of units settled and a 14% increase in the average settlement price. The increase in settlements was driven primarily by an increase in settlements in our Florida market and a higher backlog turnover rate in the first quarter of 2014 compared to the same period in 2013. The average settlement price was favorably impacted by a 9% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The South East segment’s gross profit margins increased to 18.1% in the first quarter of 2014 from 15.2% in the first quarter of 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs have increased quarter over quarter.

Segment New Orders decreased 16%, while the average selling price increased 7% in the first quarter of 2014 compared to the same period in 2013. New Orders were lower despite a 9% increase in the average number of active communities in the first quarter of 2014 compared to the same period in 2013 due to lower absorption levels attributable to lower traffic levels quarter over quarter. The increase in the average selling price for New Orders was attributable to a shift in mix to higher priced markets and to higher priced communities in certain markets.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury, human resources, etc., are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Likewise, equity-based compensation expense is not charged to the operating segments. External corporate interest expense is primarily comprised of interest charges on our 3.95% Senior Notes due 2022, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2014	2013
Homebuilding Consolidated Gross Profit:
Mid Atlantic	$89,286	$77,280
North East	14,308	10,380
Mid East	20,849	21,054
South East	18,947	13,013
Consolidation adjustments and other	645	5,056

Consolidated homebuilding gross profit	$144,035	$126,783

Homebuilding Consolidated Profit Before Tax:
Mid Atlantic	$41,012	$36,539
North East	6,306	3,686
Mid East	(249)	1,823
South East	8,046	3,647
Reconciling items:
Contract land deposit reserve adjustment (1)	1,983	1,007
Equity-based compensation expense	(9,854)	(7,422)
Corporate capital allocation (2)	28,966	25,618
Unallocated corporate overhead	(25,960)	(25,198)
Consolidation adjustments and other	4,141	9,659
Corporate interest expense	(5,675)	(5,415)

Reconciling items sub-total	(6,399)	(1,751)

Homebuilding consolidated profit before taxes	$48,716	$43,944

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
Mid Atlantic	$18,156	$16,107
North East	2,449	1,994
Mid East	5,298	5,015
South East	3,063	2,502

Total	$28,966	$25,618

Mortgage Banking Segment

Three Months Ended March 31, 2014 and 2013

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving homebuilding’s customer base. Following is a table of financial and statistical data for the periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Loan closing volume:
Total principal	$472,933	$473,766

Loan volume mix:
Adjustable rate mortgages	13%	3%

Fixed rate mortgages	87%	97%

Operating profit:
Segment profit	$1,840	$11,802
Stock option expense	(849)	(641)

Mortgage banking income before tax	$991	$11,161

Capture rate:	78%	84%

Mortgage Banking fees:
Net gain on sale of loans	$7,995	$15,573
Title services	4,029	3,743
Servicing fees	99	72

	$12,123	$19,388

While homebuilding’s revenue increased, loan closing volume for the three months ended March 31, 2014 decreased by approximately $800 from the same period for 2013. The decrease was primarily attributable to a 6 percentage point decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”) compared to the same period in 2013. The Capture Rate decreased from 84% in 2013 to 78% in 2014 primarily due to a more competitive market for mortgage loans as other lenders’ refinancing activity has slowed.

Segment profit for the three months ended March 31, 2014 decreased by approximately $10,000 from the same period for 2013. The decrease was primarily attributable to an approximate $7,300 decrease in mortgage banking fees, which was primarily the result of a decrease in secondary marketing fees and the fair value adjustment to income being approximately $2,700 lower in the first quarter of 2014. The decrease in secondary marketing fees is primarily attributable to a more competitive mortgage market for mortgage loans as other lenders’ refinancing activity has slowed, resulting in reduced loan profitability. Segment profit was also negatively impacted by an approximate $2,900 increase in general and administrative expenses. The increase in general and administrative expenses was primarily attributable to increased staffing in response to increased mortgage regulations and expected higher loan volume.

Mortgage Banking – Other

We sell all of the loans we originate into the secondary mortgage market. Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the investor requests us to reimburse them for losses incurred because of the default. We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.

NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At March 31, 2014 we had an allowance for loan losses of approximately $8,500. Although we consider the allowance for loan losses reflected on the March 31, 2014 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding operations’ customers for business. If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets, changes in investor funding times, increased regulation of mortgage lending practices and increased competition in the mortgage market.

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

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. Our revolving mortgage repurchase agreement with U.S. Bank National Association provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 30, 2014. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at March 31, 2014. At March 31, 2014 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the three months ended March 31, 2014, cash and cash equivalents increased $13,070. Cash used in our operating activities was $15,786. Cash was used to fund the increase in homebuilding inventory of $102,729, as a result of an increase in units under construction at March 31, 2014 compared to December 31, 2013. Cash was provided by net proceeds of $97,357 from mortgage loan activity.

Net cash provided by investing activities included the receipt of capital distributions from our unconsolidated JVs totaling $5,296. Cash was used for purchases of property, plant and equipment of $5,433.

Net cash provided by financing activities was $28,851 for the three months ended March 31, 2014. Stock option exercise activity provided $57,060 in exercise proceeds, and we realized $5,696 in excess income tax benefits from equity-based compensation plan activity. Cash was used to repurchase 32,377 shares of our common stock at an aggregate purchase price of $32,578 under our ongoing common stock repurchase program, discussed below.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2 of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2014.

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

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. The cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development. Upon settlement, the cost of the unit is expensed on a specific identification basis. The cost of building materials is determined on a first-in, first-out basis.

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

At March 31, 2014, we had approximately $46,100 in land under development in five separate communities. In addition, at March 31, 2014, we had an aggregate investment totaling approximately $86,300 in four separate JVs that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at March 31, 2014. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2014 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Excess Reorganization Value

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value, the portion of our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on the comparison of our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the March 31, 2014 condensed consolidated balance sheet to be adequate (see Note 10 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the March 31, 2014 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2014. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In October 2004, Patrick Tracy, whom we had employed as a Sales and Marketing Representative (“SMR”), filed a lawsuit against us in the U.S. District Court for the Western District of New York alleging that we had misclassified him and other SMRs as outside sales personnel exempt from certain state and federal wage laws, including overtime pay requirements. Mr. Tracy’s attorneys subsequently filed several other lawsuits in various courts asserting substantially similar claims on behalf of various classes or groups of SMRs. None of those courts have held that the claims are appropriate for class, collective, or other group treatment, and the Western District of New York ruled in April 2013 that the claims pending in that court could not proceed on such a basis.

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in our favor and found that we had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff filed a notice of appeal on February 27, 2014, but he has not yet identified any issues as to which he may seek appellate review. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

We believe that our compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices. In light of the points noted above, we have not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

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

There has been no material change to the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2013 in response to Item 1A. Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended March 31, 2014. On July 30, 2013 and December 17, 2013, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2014	32,377	$1,006.21	32,377	$405,548
February 1 - 28, 2014	—	$—	—	$405,548
March 1 - 31, 2014	—	$—	—	$405,548

Total	32,377	$1,006.21	32,377

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2014	NVR, Inc.

	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document