Form 10-Q
period 2014-06-30
NVR INC
filed 2014-08-01
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014 there were 4,194,709 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	NVR, Inc. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2014 and June 30, 2013 and the Six Months Ended June 30, 2014 and June 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2014 and June 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

	Signature	42

	Exhibit Index	43

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$538,940	$844,274
Receivables	15,196	9,529
Inventory:
Lots and housing units, covered under sales agreements with customers	788,848	568,831
Unsold lots and housing units	89,275	117,467
Land under development	63,789	41,328
Building materials and other	10,593	10,939

	952,505	738,565
Assets related to consolidated variable interest entity	6,802	7,268
Contract land deposits, net	253,808	236,885
Property, plant and equipment, net	44,252	32,599
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	6,055	6,747
Other assets	311,060	307,933

	2,170,198	2,225,380

Mortgage Banking:
Cash and cash equivalents	12,919	21,311
Mortgage loans held for sale, net	170,470	210,641
Property and equipment, net	6,433	4,699
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	14,696	16,770

	211,865	260,768

Total assets	$2,382,063	$2,486,148

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$231,633	$181,687
Accrued expenses and other liabilities	296,045	316,227
Liabilities related to consolidated variable interest entity	2,277	1,646
Non-recourse debt related to consolidated variable interest entity	1,258	3,365
Customer deposits	128,320	101,022
Senior notes	599,120	599,075

	1,258,653	1,203,022

Mortgage Banking:
Accounts payable and other liabilities	24,195	21,774

	24,195	21,774

Total liabilities	1,282,848	1,224,796

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2014 and December 31, 2013	206	206
Additional paid-in-capital	1,277,755	1,212,050
Deferred compensation trust – 109,256 shares of NVR, Inc. common stock as of both June 30, 2014 and December 31, 2013	(17,741)	(17,741)
Deferred compensation liability	17,741	17,741
Retained earnings	4,697,584	4,605,557
Less treasury stock at cost – 16,342,156 and 16,121,605 shares at June 30, 2014 and December 31, 2013, respectively	(4,876,330)	(4,556,461)

Total shareholders’ equity	1,099,215	1,261,352

Total liabilities and shareholders’ equity	$2,382,063	$2,486,148

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Homebuilding:
Revenues	$1,084,080	$992,210	$1,883,267	$1,743,078
Other income	452	1,098	1,449	2,124
Cost of sales	(882,778)	(834,288)	(1,537,930)	(1,458,373)
Selling, general and administrative	(93,583)	(82,120)	(184,215)	(160,533)

Operating income	108,171	76,900	162,571	126,296
Interest expense	(5,593)	(5,237)	(11,277)	(10,689)

Homebuilding income	102,578	71,663	151,294	115,607

Mortgage Banking:
Mortgage banking fees	17,974	17,682	30,097	37,070
Interest income	825	1,047	2,009	2,002
Other income	194	178	253	291
General and administrative	(12,617)	(10,252)	(24,882)	(19,433)
Interest expense	(130)	(137)	(240)	(251)

Mortgage banking income	6,246	8,518	7,237	19,679

Income before taxes	108,824	80,181	158,531	135,286
Income tax expense	(40,646)	(29,491)	(66,504)	(49,555)

Net income	$68,178	$50,690	$92,027	$85,731

Basic earnings per share	$15.68	$10.37	$20.88	$17.38

Diluted earnings per share	$15.17	$10.11	$20.19	$16.92

Basic weighted average shares outstanding	4,349	4,889	4,408	4,934

Diluted weighted average shares outstanding	4,495	5,013	4,557	5,067

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$92,027	$85,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,926	5,848
Excess income tax benefit from equity-based compensation	(6,050)	(23,727)
Equity-based compensation expense	26,641	18,652
Contract land deposit recoveries, net	(3,655)	(3,987)
Gain on sale of loans	(20,505)	(28,159)
Mortgage loans closed	(1,010,249)	(1,032,029)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,072,897	1,063,018
Distribution of earnings from unconsolidated joint ventures	4,718	1,334
Net change in assets and liabilities:
Increase in inventory	(212,502)	(256,541)
Increase in contract land deposits	(13,268)	(12,204)
Increase in receivables	(5,549)	(5,595)
Increase in accounts payable, accrued expenses and customer deposits	61,270	106,719
Other, net	(10,781)	(9,574)

Net cash used in operating activities	(17,080)	(90,514)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(11,000)
Distribution of capital from unconsolidated joint ventures	8,282	2,124
Additions to property, plant and equipment	(20,805)	(8,088)
Proceeds from sale of property, plant and equipment	363	257

Net cash used in investing activities	(12,160)	(16,707)

Cash flows from financing activities:
Purchases of treasury stock	(347,448)	(294,979)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	(2,222)	(3,281)
Distributions to partner in consolidated variable interest entity	(281)	—
Excess income tax benefit from equity-based compensation	6,050	23,727
Proceeds from the exercise of stock options	60,593	6,671

Net cash used in financing activities	(283,308)	(267,862)

Net decrease in cash and cash equivalents	(312,548)	(375,083)
Cash and cash equivalents, beginning of the period	866,253	1,153,507

Cash and cash equivalents, end of the period	$553,705	$778,424

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,166	$12,607

Income taxes paid during the period, net of refunds	$63,128	$15,041

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (collectively, “NVR” or the “Company”) and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

For the three and six month periods ended June 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

(unaudited)

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

As of June 30, 2014, NVR controlled approximately 60,900 lots with deposits in cash and letters of credit totaling approximately $306,200 and $2,400, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 4,900 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $3,500 and $4,000, respectively as of June 30, 2014, of which approximately $7,300 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible. NVR’s total risk of loss related to contract land deposits as of June 30, 2014 and December 31, 2013, was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

	June 30, 2014	December 31, 2013
Contract land deposits	$309,677	$296,646
Loss reserve on contract land deposits	(55,869)	(59,761)

Contract land deposits, net	253,808	236,885
Contingent obligations in the form of letters of credit	6,427	2,459
Contingent specific performance obligations (1)	1,505	1,707

Total risk of loss	$261,740	$241,051

(1)	At June 30, 2014 and December 31, 2013, the Company was committed to purchase 10 and 13 finished lots, respectively, under specific performance obligations.

3.	Joint Ventures

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

At June 30, 2014, the Company had an aggregate investment totaling approximately $85,500 in four JVs that are expected to produce approximately 9,000 finished lots, of which approximately 3,400 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $82,200 and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at June 30, 2014 and December 31, 2013, of the consolidated JV were as follows:

	June 30, 2014	December 31, 2013
Cash	$1,846	$668
Restricted cash	185	248
Other assets	400	542
Land under development	4,371	5,810

Total assets	$6,802	$7,268

Debt	$1,258	$3,365
Accrued expenses	1,475	862
Equity	4,069	3,041

Total liabilities and equity	$6,802	$7,268

4.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the second

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

quarter of 2014, the Company acquired a raw land parcel for approximately $12,000 which is expected to produce approximately 440 lots. In July the Company entered into an agreement to sell this raw land parcel to a third party developer at NVR’s carrying value, and simultaneously entered into a lot purchase agreement to purchase finished lots from the developer. As of June 30, 2014, NVR directly owned six separate raw parcels of land with a carrying value of $63,789 that when developed will yield approximately 1,150 finished lots for use in its homebuilding operations. Of the total finished lots, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements. None of the raw parcels had any indicators of impairment as of June 30, 2014. Based on current market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest capitalized, beginning of period	$3,618	$1,577	$3,294	$893
Interest incurred	6,200	6,264	12,423	12,514
Interest charged to interest expense	(5,723)	(5,374)	(11,517)	(10,940)
Interest charged to cost of sales	(285)	(13)	(390)	(13)

Interest capitalized, end of period	$3,810	$2,454	$3,810	$2,454

6.	Equity-Based Compensation Expense

The Company’s shareholders approved the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) at the Company’s Annual Meeting of Shareholders held on May 7, 2014. The 2014 Plan authorizes the Company to issue non-qualified stock options (“Options”) to key management employees, including executive officers and Board members, to acquire up to an aggregate 950,000 shares of the Company’s common stock.

During the second quarter of 2014, the Company issued 623,350 Options under the 2014 Plan. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant. Each of the Options granted will vest over four years in 25% increments on December 31, 2016, 2017, 2018 and 2019. The vesting for 331,675 of the Options granted is contingent both upon continued employment or continued service as a Director and the Company’s return on capital performance during 2014 through 2016. The vesting for the other 291,675 Options granted is contingent solely upon continued employment or continued service as a Director. The Options expire ten years from the date of grant.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

The Company also issued 47,100 Options under the NVR, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) during the six months ended June 30, 2014. The Options granted will vest in 25% increments on December 31, 2016, 2017, 2018 and 2019, based solely on continued employment. The Options expire ten years from the date of grant. The Company also issued 16,283 restricted share units (“RSUs”) from the 2010 Plan during the six months ended June 30, 2014. The RSUs vest in 33% increments beginning on December 31, 2016, based solely on continued employment. The weighted average fair value per share of the RSUs granted was $1,153.41.

To estimate the grant-date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a risk-free interest rate; the estimated option term; and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury Strips which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate. The fair value of the Options granted during 2014 was estimated on the grant date using the Pricing Model, based on the following assumptions:

Estimated average holding period (years)	5.16
Risk free interest rate (range)	1.064% - 2.489%
Expected volatility (range)	18.585% - 30.571%
Expected dividend rate	0.00%
Grant-date fair value per share of options granted	$267.71

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the non-vested equity shares is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service only restrictions on vesting of non-vested equity shares are not reflected in the fair value calculation at the grant date.

Compensation cost for Options is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation expense, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense for Options subject to a performance condition is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the performance condition will be satisfied at the target level and is recognizing compensation expense related to such Options accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and requires the compensation costs of stock-based awards to be recognized net of estimated forfeitures. Total equity-based compensation expense, net of forfeitures, recognized during the three months ended June 30, 2014 and 2013 was $15,938 and $10,589, respectively, and for the six months ended June 30, 2014 and 2013 was $26,641 and $18,652, respectively.

As of June 30, 2014, the total unrecognized compensation cost for all outstanding Options and RSUs was approximately $229,300, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being December 31, 2019. Unrecognized compensation costs may change depending upon the satisfaction of the performance-based metric, discussed above. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.8 years.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

		Weighted Avg.
	Options	Exercise Price
Outstanding at December 31, 2013	667,036	$740.18
Granted	670,450	1,094.24
Exercised	(92,303)	656.45
Forfeited	(16,387)	830.02

Outstanding at June 30, 2014	1,228,796	$938.45

Exercisable at June 30, 2014	183,983	$629.72

The table above does not include 55,990 outstanding RSUs, which were issued at a $0 exercise price. None of the outstanding RSUs were exercisable as of June 30, 2014.

7.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding used to calculate basic EPS	4,349,000	4,889,000	4,408,000	4,934,000
Dilutive Securities:
Stock options and restricted share units	146,000	124,000	149,000	133,000

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,495,000	5,013,000	4,557,000	5,067,000

Options issued under equity incentive plans to purchase 752,924 shares of common stock were outstanding during both the three and six month periods ended June 30, 2014, and 136,962 shares of common stock were outstanding during both the three and six month periods ended June 30, 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

8.	Excess Reorganization Value, Goodwill and Other Intangibles

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

As of June 30, 2014, goodwill and net finite-lived intangible assets totaled $441 and $5,614, respectively. The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 5 years. Amortization expense related to the finite-lived intangible assets was $346 and $691 for the three and six months ended June 30, 2014, and $525 and $925 for the three and six months ended June 30, 2013, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2014 and determined that there was no impairment.

9.	Income Taxes

During the first quarter of 2014, the Company recognized additional income tax expense of approximately $6,900 due to the reversal of certain previously recognized tax deductions.

10.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2013	$206	$1,212,050	$4,605,557	$(4,556,461)	$(17,741)	$17,741	$1,261,352
Net income	—	—	92,027	—	—	—	92,027
Purchase of common stock for treasury	—	—	—	(347,448)	—	—	(347,448)
Equity-based compensation	—	26,641	—	—	—	—	26,641
Tax benefit from equity benefit plan activity	—	6,050	—	—	—	—	6,050
Proceeds from stock options exercised	—	60,593	—	—	—	—	60,593
Treasury stock issued upon option exercise and restricted share vesting	—	(27,579)	—	27,579	—	—	—

Balance, June 30, 2014	$206	$1,277,755	$4,697,584	$(4,876,330)	$(17,741)	$17,741	$1,099,215

The Company repurchased 317,739 shares of its common stock during the six months ended June 30, 2014. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock. Approximately 97,000 shares were issued from the treasury account during the six months ended June 30, 2014 in settlement of option exercises and vesting of restricted share units. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

11.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2014 and 2013:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warranty reserve, beginning of period	$98,765	$63,057	$101,507	$62,742
Provision	13,193	25,612	23,453	33,903
Payments	(14,768)	(11,328)	(27,770)	(19,304)

Warranty reserve, end of period	$97,190	$77,341	$97,190	$77,341

The warranty reserve provision for the three and six months ended June 30, 2013 included a charge of approximately $15,600 to establish an accrual related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one specific community. The warranty reserve provision for the three and six months ended June 30, 2014 included additional charges related to this issue totaling $3,000 and $3,975, respectively.

12.	Segment Disclosures

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

(unaudited)

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Homebuilding Mid Atlantic	$657,825	$594,902	$1,122,855	$1,026,770
Homebuilding North East	92,438	82,260	171,230	144,871
Homebuilding Mid East	221,088	213,463	371,736	384,219
Homebuilding South East	112,729	101,585	217,446	187,218
Mortgage Banking	17,974	17,682	30,097	37,070

Total consolidated revenues	$1,102,054	$1,009,892	$1,913,364	$1,780,148

Profit:
Homebuilding Mid Atlantic	$67,347	$48,727	$108,358	$85,266
Homebuilding North East	8,398	6,397	14,705	10,083
Homebuilding Mid East	11,116	9,412	10,867	11,235
Homebuilding South East	7,895	5,101	15,941	8,748
Mortgage Banking	7,427	9,316	9,267	21,118

Total segment profit	102,183	78,953	159,138	136,450

Contract land deposit reserve adjustment (1)	1,672	2,845	3,655	3,852
Equity-based compensation expense (2)	(15,938)	(10,589)	(26,641)	(18,652)
Corporate capital allocation (3)	34,511	29,673	63,477	55,291
Unallocated corporate overhead	(15,513)	(20,972)	(41,473)	(46,170)
Consolidation adjustments and other	7,488	5,479	11,629	15,138
Corporate interest expense	(5,579)	(5,208)	(11,254)	(10,623)

Reconciling items sub-total	6,641	1,228	(607)	(1,164)

Consolidated income before taxes	$108,824	$80,181	$158,531	$135,286

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets:
Homebuilding Mid Atlantic	$944,257	$810,270
Homebuilding North East	95,993	84,958
Homebuilding Mid East	223,559	172,167
Homebuilding South East	146,000	106,389
Mortgage Banking	204,518	253,421

Total segment assets	1,614,327	1,427,205

Consolidated variable interest entity	6,802	7,268
Cash and cash equivalents	538,940	844,274
Deferred taxes	166,695	162,378
Intangible assets and goodwill	54,982	55,674
Contract land deposit reserve	(55,869)	(59,761)
Consolidation adjustments and other	56,186	49,110

Reconciling items sub-total	767,736	1,058,943

Consolidated assets	$2,382,063	$2,486,148

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)	The increase in equity-based compensation expense in the three month period ended June 30, 2014 was attributable to the issuance of Options under the 2014 Plan during the second quarter of 2014. The increase in equity-based compensation expense in the six month period ended June 30, 2014 is primarily attributable to the second quarter 2014 Options granted and RSUs granted in the second quarter of 2013. See Note 6 for additional discussion of equity-based compensation.
(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Homebuilding Mid Atlantic	$21,742	$18,609	$39,898	$34,716
Homebuilding North East	2,733	2,353	5,182	4,347
Homebuilding Mid East	6,180	5,716	11,478	10,731
Homebuilding South East	3,856	2,995	6,919	5,497

Total	$34,511	$29,673	$63,477	$55,291

13.	Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of June 30, 2014 was approximately $600,900. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value of the Senior Notes was $599,120 at June 30, 2014. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2014, there were contractual commitments to extend credit to borrowers aggregating $413,089 and open forward delivery contracts aggregating $504,091.

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

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 111 basis points of the loan amount as of June 30, 2014, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 11% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $170,470 included on the accompanying condensed consolidated balance sheet has been increased by $2,083 from the aggregate principal balance of $168,387.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of June 30, 2014, as follows:

	Balance Sheet Location	Fair Value
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$4,446

Derivative Liabilities:
Forward sales contracts	NVRM - Accounts payable and other liabilities	$1,950

The fair value measurement as of June 30, 2014 was as follows:

		Assumed	Interest			Total Fair
	Notional or	Gain/(Loss)	Rate	Servicing	Security	Value
	Principal	From Loan	Movement	Rights	Price	Measurement
	Amount	Sale	Effect	Value	Change	Gain/(Loss)
Rate lock commitments	$413,089	$(1,088)	$1,413	$4,121	$—	$4,446
Forward sales contracts	$504,091	—	—	—	(1,950)	(1,950)
Mortgages held for sale	$168,387	(456)	738	1,801	—	2,083

Total Fair Value Measurement		$(1,544)	$2,151	$5,922	$(1,950)	$4,579

For the six months ended June 30, 2014 and 2013, NVR Mortgage Finance, Inc. (“NVRM”) recorded a fair value adjustment to income of $4,059 and $2,481, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

14.	Debt

As of June 30, 2014, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At June 30, 2014, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

Agreement are collateralized by the Company’s mortgage loans held for sale. As of June 30, 2014, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement was renewed with materially consistent terms and conditions and expires on July 29, 2015.

15.	Commitments and Contingencies

In October 2004, Patrick Tracy, whom NVR had employed as a Sales and Marketing Representative (“SMR”), filed a lawsuit against the Company in the U.S. District Court for the Western District of New York alleging that NVR had misclassified him and other SMRs as outside sales personnel exempt from certain state and federal wage laws, including overtime pay requirements. Mr. Tracy’s attorneys subsequently filed several other lawsuits in various courts asserting substantially similar claims on behalf of various classes or groups of SMRs. None of those courts have held that the claims are appropriate for class, collective, or other group treatment, and the Western District of New York ruled in April 2013 that the claims in Mr. Tracy’s case could not proceed on such a basis. The Western District of New York reached the same conclusion in July 2014 regarding a separate case that Mr. Tracy’s attorneys brought on behalf of other SMRs.

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

The Company believes that its compensation practices in regard to SMRs are entirely lawful and has vigorously defended all claims challenging those practices. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

16.	Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

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

As of June 30, 2014, we controlled approximately 60,900 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $306,200 and $2,400, respectively. Included in the number of controlled lots are approximately 8,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $55,900 as of June 30, 2014. We also controlled approximately 5,600 lots through four joint venture limited liability corporations (“JVs”) with an aggregate investment of approximately $85,500. Further, as of June 30, 2014, we directly owned six separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $63,800 that once fully developed will result in approximately 1,150 lots. Of the total finished lots expected to be developed, 125 lots are under contract to be sold to an unrelated party under lot purchase agreements (see Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively). In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 4,900 lots, which are not included in our number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $3,500 and $4,000, respectively as of June 30, 2014, of which approximately $7,300 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

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

Current Business Environment and Key Financial Results

Through the first six months of 2014, the housing markets we serve have generally seen a flattening in the number of home sales and prices. Slow economic growth coupled with reduced affordability have been the primary drivers of the slowdown in the housing recovery. We have experienced a decline in traffic per community in the first six months of 2014 compared to the same period in 2013. In addition, new home competitors have been increasing the number of communities open for sale, which has resulted in a decline in sales per community. The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the second quarter of 2014 totaled $1,102,100, a 9% increase from the second quarter of 2013. Our net income and diluted earnings per share in the current quarter were $68,178 and $15.17, respectively, increases of 34% and 50%, respectively, compared to the second quarter of 2013. Diluted earnings per share was favorably impacted by our ongoing share repurchase program, under which we repurchased 317,739 shares of our stock at an aggregate purchase price of $347,448 during the first six months of 2014. Our gross profit margin within our homebuilding business increased to 18.6% in the second quarter of 2014 compared to 15.9% in the second quarter of 2013. Gross profit margin in the second quarter of 2013 was negatively impacted by a previously disclosed service related accrual of approximately $15,600 which reduced gross profit margin by 157 basis points of revenue. Our new orders, net of cancellations (“New Orders”) and the average sales price for New Orders increased 4% and 2%, respectively, compared to the second quarter of 2013.

While our gross profit margin improved from year ago levels, we continue to face gross margin pressure due to increasing land and construction costs. In addition, increased competition in the mortgage banking industry has resulted in reduced loan profitability. We believe that continued improvement in the housing market is dependent upon a sustained overall economic recovery, driven by continued improvement in job growth and consumer confidence levels as well as improvement in wage growth and household formation. Due to the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,084,080	$992,210	$1,883,267	$1,743,078
Cost of sales	$882,778	$834,288	$1,537,930	$1,458,373
Gross profit margin percentage	18.6%	15.9%	18.3%	16.3%
Selling, general and administrative expenses	$93,583	$82,120	$184,215	$160,533
Settlements (units)	2,943	2,878	5,154	5,150
Average settlement price	$368.2	$344.7	$365.3	$338.4
New orders (units)	3,415	3,278	6,740	6,788
Average new order price	$368.0	$361.1	$368.0	$351.8
Backlog (units)			6,531	6,617
Average backlog price			$374.1	$358.6
New order cancellation rate	13.2%	13.8%	12.4%	13.5%

Consolidated Homebuilding - Three Months Ended June 30, 2014 and 2013

Homebuilding revenue increased 9% in the second quarter of 2014 compared to the same period in 2013 primarily as a result of a 7% increase in the average settlement price and a 2% increase in the number of units settled quarter over quarter. The increase in the average settlement price was primarily attributable to the average price of homes in backlog being approximately 7% higher entering the second quarter of 2014 compared to the same period in 2013. The higher average price of homes in backlog entering the second quarter of 2014 was attributable to the improved market conditions experienced in 2013 which led to increasing prices in 2013 and into the first quarter of 2014. In addition, beginning backlog was also favorably impacted by a shift in backlog units to our Mid Atlantic segment which is our highest priced segment.

Gross profit margin in the second quarter of 2014 increased 265 basis points to 18.6% compared to 15.9% the second quarter of 2013. Gross profit margin in the second quarter of 2013 was negatively impacted by the aforementioned service related accrual which reduced gross profit margin by 157 basis points. Additionally, second quarter 2014 gross profit margin was favorably impacted by our average settlement price increasing at a higher rate than material and lot costs quarter over quarter.

Selling, general and administrative (“SG&A”) expense in the second quarter of 2014 increased approximately $11,500, or 14%, compared to the second quarter of 2013, and increased as a percentage of revenue to 8.6% from 8.3% quarter over quarter. SG&A expense increased primarily due to an increase in sales and marketing expenses and equity-based compensation expense. Sales and marketing costs increased approximately $5,300 quarter over quarter due to the 9% increase in the average number of active communities. Equity-based compensation expense increased approximately $4,900 due primarily to the granting of non-qualified stock options under the 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by our shareholders at the May 2014 Annual Meeting (see Note 6 in the accompanying condensed consolidated financial statements for additional discussion of equity-based compensation and the 2014 Plan).

The number of New Orders and the average sales price of New Orders increased 4% and 2%, respectively, in second quarter of 2014 when compared to the second quarter of 2013. The increase in New Orders was driven by a 9% increase in the average number of active communities, offset partially by lower absorption rates quarter over quarter. Although the average sales price of New Orders increased slightly quarter over quarter, we have seen a leveling off of sales prices from the first quarter of 2014 through the second quarter.

Consolidated Homebuilding - Six Months Ended June 30, 2014 and 2013

Homebuilding revenue increased 8% for the six months ended June 30, 2014 compared to the same period in 2013 as a result of an 8% increase in the average settlement price. The increase in the average settlement price was primarily attributable to an 8% higher average price of homes in backlog entering 2014 compared to 2013. The higher average price of homes in backlog entering 2014 was attributable to the improved market conditions experienced in 2013.

Gross profit margin in the first six months of 2014 increased to 18.3% compared to 16.3% in the first six months of 2013. As noted previously, gross profit margin in the second quarter of 2013 was negatively impacted by a service related accrual which reduced the 2013 gross profit margin by 89 basis points. Additionally, 2014 gross profit margin was favorably impacted by our average settlement prices increasing at a higher rate than material and lot costs year over year.

SG&A expense in the first six months of 2014 increased approximately $23,700 compared to the first six months of 2013 and increased as a percentage of revenue to 9.8% from 9.2% year over year. The increase in SG&A expense was attributable to an approximate $9,100 increase in sales and marketing costs due to the increase in the average number of active communities, an approximate $7,700 increase in personnel costs due to an increase in headcount year over year, and an approximate $7,200 increase in equity-based compensation expense in 2014. Equity-based compensation expense increased due to the aforementioned non-qualified stock option grants in the second quarter of 2014 under the 2014 Plan and restricted share unit grants in the second quarter of 2013.

The number of New Orders was 1% lower for the first six months of 2014 compared to the first six months of 2013, while the average sales price of New Orders increased 5% year over year. New Orders were down despite a 10% increase in the average number of active communities year over year as sales absorption rates were lower in each of our market segments. Average sales prices were higher in each of our market segments year over year as a result of favorable market conditions in 2013, which led to increasing prices entering 2014. The average sales price of New Orders in the current year was also favorably impacted by a shift in New Orders to our Mid Atlantic and North East market segments, which have higher average sales prices.

Backlog units and dollars were 6,531 units and $2,443,238, respectively, as of June 30, 2014 compared to 6,617 units and $2,372,757, respectively, as of June 30, 2013. Backlog units were lower primarily due to our backlog units being approximately 1% lower entering 2014 compared to the same period in 2013. Backlog dollars were favorably impacted by a 5% higher average price of New Orders for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 12.4% and 13.5% in the first six months of 2014 and 2013, respectively. During the most recent four quarters, approximately 6% of a reporting quarter’s beginning backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rates that may occur during the remainder of 2014 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation, is based on the segment’s average net assets employed, and is charged using a consistent methodology in the periods presented. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at June 30, 2014 and 2013 has been allocated to each reportable segment for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $6,400 and $2,400 at June 30, 2014 and 2013, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended June 30, 2014 and 2013:

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Mid Atlantic	$657,825	$594,902	$1,122,855	$1,026,770
North East	92,438	82,260	171,230	144,871
Mid East	221,088	213,463	371,736	384,219
South East	112,729	101,585	217,446	187,218

Gross profit margin:
Mid Atlantic	$123,097	$94,825	$212,383	$172,105
North East	17,677	14,176	31,985	24,556
Mid East	34,784	31,101	55,634	52,155
South East	20,389	15,666	39,336	28,679

Segment profit:
Mid Atlantic	$67,347	$48,727	$108,358	$85,266
North East	8,398	6,397	14,705	10,083
Mid East	11,116	9,412	10,867	11,235
South East	7,895	5,101	15,941	8,748

Gross profit margin percentage:
Mid Atlantic	18.7%	15.9%	18.9%	16.8%
North East	19.1%	17.2%	18.7%	17.0%
Mid East	15.7%	14.6%	15.0%	13.6%
South East	18.1%	15.4%	18.1%	15.3%

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,547	1,493	$425.1	$398.4	2,671	2,631	$420.3	$390.2
North East	271	259	$341.1	$317.6	504	450	$339.7	$321.9
Mid East	707	722	$312.5	$295.6	1,185	1,315	$313.6	$292.1
South East	418	404	$269.6	$251.4	794	754	$273.7	$248.3

Total	2,943	2,878	$368.2	$344.7	5,154	5,150	$365.3	$338.4

New orders, net of cancellations:
Mid Atlantic	1,751	1,671	$427.4	$421.0	3,426	3,387	$428.1	$409.9
North East	288	274	$337.9	$338.4	586	567	$342.1	$330.0
Mid East	825	833	$314.3	$304.2	1,716	1,782	$313.1	$302.6
South East	551	500	$275.4	$268.2	1,012	1,052	$272.8	$259.4

Total	3,415	3,278	$368.0	$361.1	6,740	6,788	$368.0	$351.8

	As of June 30,
	2014	2013	2014	2013
	Units		Average Price
Backlog:
Mid Atlantic	3,465	3,439	$430.0	$412.8
North East	577	550	$347.0	$336.8
Mid East	1,563	1,619	$319.1	$310.2
South East	926	1,009	$274.7	$263.4

Total	6,531	6,617	$374.1	$358.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
New order cancellation rate:
Mid Atlantic	13.6%	12.2%	12.3%	13.2%
North East	13.5%	17.7%	13.4%	14.7%
Mid East	12.4%	14.1%	11.0%	12.7%
South East	13.1%	16.0%	14.4%	14.7%
Average active communities:
Mid Atlantic	246	218	244	211
North East	45	38	44	38
Mid East	128	129	126	129
South East	75	67	73	66

Total	494	452	487	444

Homebuilding Inventory:

	As of June 30,
	2014	2013
Sold inventory:
Mid Atlantic	$502,787	$473,220
North East	62,568	59,155
Mid East	147,003	148,617
South East	72,059	74,492

Total (1)	$784,417	$755,484

Unsold lots and housing units inventory:
Mid Atlantic	$67,730	$39,606
North East	3,665	4,056
Mid East	5,615	10,092
South East	11,587	9,169

Total (1)	$88,597	$62,923

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sold and Unsold inventory impairments:
Mid Atlantic	$123	$86	$220	$86
North East	4	30	5	47
Mid East	—	445	78	445
South East	—	—	—	—

Total	$127	$561	$303	$578

Lots Controlled and Land Deposits:

	As of June 30,
	2014	2013
Total lots controlled:
Mid Atlantic	33,600	31,100
North East	5,700	4,900
Mid East	16,900	16,500
South East	11,300	8,700

Total	67,500	61,200

Lots included in impairment reserve:
Mid Atlantic	3,700	4,400
North East	900	1,000
Mid East	2,200	2,500
South East	1,200	1,400

Total	8,000	9,300

Contract land deposits, net:
Mid Atlantic	$169,711	$141,941
North East	20,456	13,416
Mid East	38,893	34,434
South East	31,175	18,692

Total	$260,235	$208,483

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contract land deposit impairment (recoveries):
Mid Atlantic	$(60)	$(209)	$(60)	$(264)
North East	—	(25)	2	(25)
Mid East	19	4	30	54
South East	154	—	190	—

Total	$113	$(230)	$162	$(235)

Mid Atlantic

Three Months Ended June 30, 2014 and 2013

The Mid Atlantic segment had an approximate $18,600, or 38%, increase in segment profit in the second quarter of 2014 compared to the second quarter of 2013. Segment revenue increased approximately $62,900, or 11%, quarter over quarter due primarily to a 7% increase in the average settlement price and a 4% increase in the number of units settled. The increase in the average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering the second quarter of 2014 compared to the same period in 2013. The higher average price of homes in backlog entering 2014 was attributable to the improved market conditions experienced in 2013, which led to increasing prices in 2013 and into the first quarter of 2014. The increase in units settled was attributable to a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin increased 277 basis points to 18.7% from 15.9% quarter over quarter. Gross profit margin in the second quarter of 2013 was negatively impacted by the previously discussed service related accrual, which reduced 2013 gross profit margin by 262 basis points of revenue.

Segment New Orders and the average sales price of New Orders increased 5% and 2%, respectively, in the second quarter of 2014 compared to the second quarter of 2013. The increase in New Orders quarter over quarter was driven by a 13% increase in the average number of active communities, offset partially by lower absorption rates. In addition, New Orders in the current quarter were negatively impacted by an increase in the cancellation rate to 13.6% from 12.2% in the prior year quarter.

Six Months Ended June 30, 2014 and 2013

The Mid Atlantic segment had an approximate $23,100, or 27%, increase in segment profit in the first six months of 2014 compared to the same period in 2013. Segment revenue increased approximately $96,100, or 9%, year over year due primarily to an 8% increase in the average settlement price in 2014 compared to 2013. The increase in the average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The Mid Atlantic segment’s gross profit margin increased to 18.9% in 2014 from 16.8% in 2013. As noted above, gross profit margin in the second quarter of 2013 was negatively impacted by a service related accrual which reduced 2013 gross profit margin by 152 basis points of revenue. In addition, 2014 gross profit margin was favorably impacted as a result of our average settlement price increasing at a higher rate than material and lot costs year over year.

Segment New Orders and the average sales price for New Orders in the first six months of 2014 increased 1% and 4%, respectively compared to the same period in 2013. New Orders were relatively flat despite a 15% increase in the average number of active communities in 2014 compared to 2013 due to lower absorption rates attributable to lower traffic levels year over year. The increase in the average sales price of New Orders is attributable to the favorable market conditions in 2013, which led to higher average sales prices entering 2014.

North East

Three Months Ended June 30, 2014 and 2013

The North East segment had an approximate $2,000, or 31%, increase in segment profit in the second quarter of 2014 compared to the second quarter of 2013. Segment revenue increased approximately $10,200, or 12%, quarter over quarter due to a 5% increase in the number of units settled, coupled with a 7% increase in the average settlement price. The increase in units settled was attributable to a 5% higher backlog unit balance entering the second quarter of 2014 compared to the backlog unit balance entering the second quarter of 2013. The increase in the average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering the second quarter of 2014 compared to the same period in 2013. The North East segment’s gross profit margin increased to 19.1% in 2014 from 17.2% in 2013. Segment profit and gross profit margin were favorably impacted by a shift in settlements to higher priced markets with higher gross margins.

Segment New Orders increased approximately 5%, while the average sales price of New Orders was flat in the second quarter of 2014 compared to the same period in 2013. The increase in New Orders was driven by a 17% increase in the average number of active communities, offset partially by a decrease in community absorption rates attributable to reduced traffic levels quarter over quarter. New Orders were also favorably impacted by a decrease in the cancellation rate to 13.5% in the second quarter of 2014 from 17.7% in the same period in 2013.

Six Months Ended June 30, 2014 and 2013

The North East segment had an approximate $4,600, or 46%, increase in segment profit in the first six months of 2014 compared to the same period of 2013. The increase in segment profit was primarily driven by an increase of approximately $26,400, or 18%, in revenue year over year due to a 12% increase in the number of units settled, coupled with a 6% increase in the average settlement price. The increase in units settled was attributable to a 14% higher backlog unit balance entering 2014 compared to the backlog unit balance entering 2013. The increase in the average settlement price was favorably impacted by a 5% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The North East segment’s gross profit margin increased to 18.7% in 2014 from 17.0% in 2013. Gross profit margin was favorably impacted by the increase in the average settlement price and by increased settlement volume, allowing us to better leverage certain operating costs in 2014.

Segment New Orders and the average sales price of New Orders increased approximately 3% and 4%, respectively, during the first six months of 2014 from the same period in 2013. The increase in New Orders was driven by a 17% increase in the average number of active communities, offset partially by a decrease in community absorption rates attributable to reduced traffic levels year over year. The increase in the average sales price of New Orders is attributable to the favorable market conditions in 2013, which led to higher average sales prices entering 2014.

Mid East

Three Months Ended June 30, 2014 and 2013

The Mid East segment had an approximate $1,700, or 18%, increase in segment profit in the second quarter of 2014 compared to the second quarter of 2013. Segment revenue was higher by approximately $7,600, or 4%, quarter over quarter. Revenue increased primarily due to a 6% increase in the average settlement price, offset partially by a 2% decrease in the number of units settled quarter over quarter. The average settlement price was favorably impacted by a 4% higher average price of homes in backlog entering the second quarter of 2014 compared to the same period in 2013. The decrease in units settled was attributable to a 4% lower backlog unit balance entering the second quarter of 2014 compared to the same period in 2013. The Mid East’s gross profit margin increased to 15.7% in the second quarter of 2014 from 14.6% in the same period of 2013, due primarily to our average settlement price increasing at a higher rate than lot and certain material costs quarter over quarter.

Segment New Orders decreased 1% in the second quarter of 2014 compared to the same period in 2013, while the average sales price increased 3% quarter over quarter. New Orders were negatively impacted by a 1% decrease in the average number of active communities quarter over quarter. The increase in the average sales price of New Orders was attributable to a shift in mix to higher priced communities in certain markets.

Six Months Ended June 30, 2014 and 2013

The Mid East segment had an approximate $400, or 3%, decrease in segment profit in the first six months of 2014 compared to the same period of 2013. The decrease in segment profit was driven by a decrease in revenue of approximately $12,500 or 3%, year over year due primarily to a 10% decrease in the number of units settled, offset partially by a 7% increase in the average settlement price year over year. The decrease in settlements was primarily attributable to a 10% lower backlog unit balance entering 2014 compared to the same period in 2013. The average settlement price was favorably impacted by an 8% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The segment’s gross profit margin increased to 15.0% in 2014 from 13.6% in 2013, due primarily to our average settlement price increasing at a higher rate than lot and certain material costs year over year.

Segment New Orders decreased 4%, while the average sales price of New Orders increased 3% in the first six months of 2014 compared to the same period in 2013. New Orders were negatively impacted by a 2% decrease in the average number of active communities year over year. The increase in the average price of New Orders was attributable to a shift in mix to higher priced communities in certain markets.

South East

Three Months Ended June 30, 2014 and 2013

The South East segment had an approximate $2,800, or 55%, increase in segment profit in the second quarter of 2014 compared to the second quarter of 2013. Segment revenue increased approximately $11,100, or 11%, quarter over quarter primarily due to a 3% increase in the number of units settled and a 7% increase in the average settlement price. The increase in settlements was driven primarily by a higher backlog turnover rate in the second quarter of 2014 compared to the same period in 2013. The increase in the average settlement price was attributable primarily to a 6% higher average sales price of homes in backlog entering the second quarter of 2014 compared to the same period in 2013. The South East segment’s gross profit margin increased to 18.1% in the second quarter of 2014 from 15.4% in the second quarter of 2013 due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased approximately 10% and 3%, respectively, during the second quarter of 2014 compared to the same period in 2013. New Orders were favorably impacted by a 13% increase in the average number of active communities, offset partially by lower absorption rates attributable to reduced traffic levels quarter over quarter. In addition, New Orders were favorably impacted by a decrease in the cancellation rate to 13.1% in the second quarter of 2014 from 16.0% in the same period of 2013. The increase in the average sales price for New Orders was primarily attributable to the initial sales of our NVHomes product line in the Raleigh market in 2014, which sells at a higher price point.

Six Months Ended June 30, 2014 and 2013

The South East segment had an approximate $7,200, or 82%, increase in segment profit in the first six months of 2014 compared to the same period of 2013. Segment revenue increased approximately $30,200, or 16%, year over year due to a 5% increase in the number of units settled and a 10% increase in the average settlement price. The increase in settlements was driven primarily by a higher backlog turnover rate in 2014 compared to 2013. The average settlement price in 2014 was favorably impacted by a 9% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The South East segment’s gross profit margin increased to 18.1% in 2014 from 15.3% in 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs year over year.

Segment New Orders decreased 4%, while the average sales price increased 5% in the first six months of 2014 compared to the same period in 2013. New Orders were lower despite an 11% increase in the average number of active communities in 2014 compared to 2013 due to lower absorption levels attributable to lower traffic levels year over year. The increase in the average sales price for New Orders in 2014 was attributable to the introduction of our NVHomes product line in the Raleigh market in 2014, which sells at a higher price point and to a shift in mix in New Orders to higher priced markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Homebuilding Consolidated Gross Profit:
Mid Atlantic	$123,097	$94,825	$212,383	$172,105
North East	17,677	14,176	31,985	24,556
Mid East	34,784	31,101	55,634	52,155
South East	20,389	15,666	39,336	28,679
Consolidation adjustments and other	5,355	2,154	5,999	7,210

Consolidated Homebuilding gross profit	$201,302	$157,922	$345,337	$284,705

Homebuilding Consolidated Profit Before Tax:
Mid Atlantic	$67,347	$48,727	$108,358	$85,266
North East	8,398	6,397	14,705	10,083
Mid East	11,116	9,412	10,867	11,235
South East	7,895	5,101	15,941	8,748
Reconciling items:
Contract land deposit reserve adjustment (1)	1,672	2,845	3,655	3,852
Equity-based compensation expense (2)	(14,757)	(9,791)	(24,611)	(17,213)
Corporate capital allocation (3)	34,511	29,673	63,477	55,291
Unallocated corporate overhead	(15,513)	(20,972)	(41,473)	(46,170)
Consolidation adjustments and other	7,488	5,479	11,629	15,138
Corporate interest expense	(5,579)	(5,208)	(11,254)	(10,623)

Reconciling items sub-total	7,822	2,026	1,423	275

Homebuilding consolidated profit before taxes	$102,578	$71,663	$151,294	$115,607

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	The increase in equity-based compensation expense in the three month period ended June 30, 2014 was primarily attributable to the issuance of Options under the 2014 Plan during the second quarter of 2014. The increase in equity-based compensation expense in the six month period ended June 30, 2014 is primarily attributable to the second quarter 2014 Options granted and restricted share unit grants in the second quarter of 2013. See Note 6 in the accompanying condensed financial statements for additional discussion of equity-based compensation.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mid Atlantic	$21,742	$18,609	$39,898	$34,716
North East	2,733	2,353	5,182	4,347
Mid East	6,180	5,716	11,478	10,731
South East	3,856	2,995	6,919	5,497

Total	$34,511	$29,673	$63,477	$55,291

Mortgage Banking Segment

Three and Six Months Ended June 30, 2014 and 2013

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving homebuilding’s customer base. Following is a table of financial and statistical data for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loan closing volume:
Total principal	$675,624	$646,450	$1,148,557	$1,120,216

Loan volume mix:
Adjustable rate mortgages	17%	4%	15%	3%

Fixed rate mortgages	83%	96%	85%	97%

Operating profit:
Segment profit	$7,427	$9,316	$9,267	$21,118
Stock option expense	(1,181)	(798)	(2,030)	(1,439)

Mortgage banking income before tax	$6,246	$8,518	$7,237	$19,679

Capture rate:	82%	85%	80%	84%

Mortgage Banking fees:
Net gain on sale of loans	$12,510	$12,586	$20,505	$28,159
Title services	5,349	4,980	9,378	8,723
Servicing fees	115	116	214	188

	$17,974	$17,682	$30,097	$37,070

Loan closing volume for the three and six months ended June 30, 2014 increased 5% and 3%, respectively, over the same period for 2013. The 2014 increases were primarily attributable to a 6% increase in the average loan amount for both the three and six month periods, which is consistent with the average settlement price increases for the homebuilding operations. The increase in the average loan amount was partially offset by a decrease in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”), which for the three and six months ended June 30, 2014 decreased to 82% and 80%, respectively, compared to 85% and 84%, respectively, for the same periods in 2013. The decrease in Capture Rate is primarily due to a more competitive market for mortgage loans as other lenders’ refinancing activity has slowed.

Segment profit for the three and six months ended June 30, 2014 decreased by approximately $1,900 and $11,900, respectively, from the same periods for 2013. For the three month period, the decrease was primarily attributable to an approximate $2,000 increase in general and administrative expenses. The increase in general and administrative expenses was primarily attributable to increased staffing in response to increased mortgage regulations and expected higher loan volume. For the six month period, the decrease was primarily attributable to an approximately $4,900 increase in general and administrative expenses and a decrease of approximately $7,000 in mortgage banking fees. The increase in general and administrative expenses was a result of the aforementioned increase in staffing. The decrease in mortgage banking fees is primarily attributable to a more competitive mortgage market for mortgage loans as other lenders’ refinancing activity has slowed, resulting in reduced loan profitability.

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

NVRM has always maintained an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At June 30, 2014, we had an allowance for loan losses of approximately $8,950. Although we consider the allowance for loan losses reflected on the June 30, 2014 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding operations’ customers for business. If New Orders and sales prices of the homebuilding operations decline, NVRM’s operations will also be adversely affected. In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets, changes in investor funding times, increased regulation of mortgage lending practices and increased competition in the mortgage market.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the “Senior Notes”) under the Shelf. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants, however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. Our revolving mortgage repurchase agreement with U.S. Bank National Association provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 29, 2015. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its mortgage notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at June 30, 2014. At June 30, 2014 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the six months ended June 30, 2014, cash and cash equivalents decreased by $312,548. Cash used in our operating activities was $17,080. Cash was used to fund the increase in homebuilding inventory of $212,502, as a result of an increase in units under construction at June 30, 2014 compared to December 31, 2013. Cash was provided by net proceeds of $62,648 from mortgage loan activity and a $27,298 increase in customer deposits. Cash from operating activities was also favorably impacted by a $49,946 increase in accounts payable due to the increase in inventory.

Net cash used in investing activities was $12,160. Cash was used for additions to property, plant and equipment of $20,805. Cash was provided by the receipt of capital distributions from our unconsolidated JVs totaling $8,282.

Net cash used in financing activities was $283,308. Cash was used to repurchase 317,739 shares of our common stock at an aggregate purchase price of $347,448 under our ongoing common stock repurchase program. Stock option exercise activity provided $60,593 in exercise proceeds, and we realized $6,050 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective of increasing shareholder value. See Part II, Item 2 of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2014.

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

At June 30, 2014, we had approximately $63,800 in land under development in six separate communities. In addition, at June 30, 2014, we had an aggregate investment totaling approximately $85,500 in four separate JVs that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at June 30, 2014. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2014 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Excess Reorganization Value

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon our emergence from bankruptcy on September 30, 1993. Based on the allocation of our reorganization value, the portion of our reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of our entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on our total equity compared to the market value of our outstanding publicly-traded common stock. We do not believe that excess reorganization value is impaired at this time. However, changes in strategy or continued adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized if our book value, including excess reorganization value, exceeds the fair value.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the June 30, 2014 condensed consolidated balance sheet to be adequate (see Note 11 to the accompanying condensed consolidated financial statements), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Equity-Based Compensation Expense

Compensation costs related to our equity-based compensation plans are recognized within our income statement. The costs recognized are based on the grant date fair value. Compensation cost for equity-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation expense, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense for Options subject to a performance condition is recognized when it becomes probable that the stated performance target will be achieved.

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

In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. The performance metric is based on our return on capital performance during 2014 through 2016. While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the three and six month periods ended June 30, 2014 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the June 30, 2014 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2014. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In October 2004, Patrick Tracy, whom NVR had employed as a Sales and Marketing Representative (“SMR”), filed a lawsuit against the Company in the U.S. District Court for the Western District of New York alleging that NVR had misclassified him and other SMRs as outside sales personnel exempt from certain state and federal wage laws, including overtime pay requirements. Mr. Tracy’s attorneys subsequently filed several other lawsuits in various courts asserting substantially similar claims on behalf of various classes or groups of SMRs. None of those courts have held that the claims are appropriate for class, collective, or other group treatment, and the Western District of New York ruled in April 2013 that the claims in Mr. Tracy’s case could not proceed on such a basis. The Western District of New York reached the same conclusion in July 2014 regarding a separate case that Mr. Tracy’s attorneys brought on behalf of other SMRs.

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that we had properly classified Mr. Tracy as an exempt outside sales person.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in response to Item 1A. Part 1 of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended June 30, 2014. On July 30, 2013 and December 17, 2013, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2014	85,684	$1,109.34	85,684	$310,496
May 1 - 31, 2014 (1)	124,279	$1,087.66	124,279	$175,322
June 1 - 30, 2014	75,399	$1,122.61	75,399	$90,678

Total	285,362	$1,103.40	285,362

(1)	9,733 shares were purchased under the July 30, 2013 Authorization, which fully utilized the July 30, 2013 Authorization. The remaining 114,546 shares were purchased under the December 17, 2013 Authorization.

On July 31, 2014, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions.

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

August 1, 2014	NVR, Inc.

	By:	/s/ Daniel D. Malzahn
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