Form 10-Q
period 2014-09-30
NVR INC
filed 2014-10-30
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014 there were 4,096,322 total shares of common stock outstanding.

NVR, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$455,387	$844,274
Receivables	11,465	9,529
Inventory:
Lots and housing units, covered under sales agreements with customers	837,626	568,831
Unsold lots and housing units	108,879	117,467
Land under development	55,668	41,328
Building materials and other	11,560	10,939

	1,013,733	738,565
Assets related to consolidated variable interest entity	6,232	7,268
Contract land deposits, net	283,579	236,885
Property, plant and equipment, net	46,365	32,599
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	5,710	6,747
Other assets	316,189	307,933

	2,180,240	2,225,380

Mortgage Banking:
Cash and cash equivalents	8,308	21,311
Mortgage loans held for sale, net	198,597	210,641
Property and equipment, net	6,459	4,699
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	12,125	16,770

	232,836	260,768

Total assets	$2,413,076	$2,486,148

See notes to condensed consolidated financial statements.

(Continued)

NVR, Inc.

Condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$227,936	$181,687
Accrued expenses and other liabilities	289,696	316,227
Liabilities related to consolidated variable interest entity	2,320	1,646
Non-recourse debt related to consolidated variable interest entity	661	3,365
Customer deposits	119,423	101,022
Senior notes	599,143	599,075

	1,239,179	1,203,022

Mortgage Banking:
Accounts payable and other liabilities	22,503	21,774

	22,503	21,774

Total liabilities	1,261,682	1,224,796

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2014 and December 31, 2013	206	206
Additional paid-in-capital	1,299,533	1,212,050
Deferred compensation trust – 108,614 and 109,256 shares of NVR, Inc. common stock as of September 30, 2014 and December 31, 2013, respectively	(17,333)	(17,741)
Deferred compensation liability	17,333	17,741
Retained earnings	4,787,736	4,605,557
Less treasury stock at cost – 16,388,669 and 16,121,605 shares at September 30, 2014 and December 31, 2013, respectively	(4,936,081)	(4,556,461)

Total shareholders’ equity	1,151,394	1,261,352

Total liabilities and shareholders’ equity	$2,413,076	$2,486,148

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Homebuilding:
Revenues	$1,185,160	$1,167,595	$3,068,427	$2,910,673
Other income	905	1,030	2,354	3,154
Cost of sales	(960,055)	(964,416)	(2,497,985)	(2,422,789)
Selling, general and administrative	(83,881)	(78,897)	(268,096)	(239,430)

Operating income	142,129	125,312	304,700	251,608
Interest expense	(5,618)	(5,525)	(16,895)	(16,214)

Homebuilding income	136,511	119,787	287,805	235,394

Mortgage Banking:
Mortgage banking fees	18,006	21,372	48,103	58,442
Interest income	1,373	1,396	3,382	3,398
Other income	240	218	493	509
General and administrative	(12,182)	(11,026)	(37,064)	(30,459)
Interest expense	(157)	(157)	(397)	(408)

Mortgage banking income	7,280	11,803	14,517	31,482

Income before taxes	143,791	131,590	302,322	266,876
Income tax expense	(53,639)	(48,655)	(120,143)	(98,210)

Net income	$90,152	$82,935	$182,179	$168,666

Basic earnings per share	$21.49	$18.08	$42.01	$35.01

Diluted earnings per share	$20.70	$17.67	$40.59	$34.13

Basic weighted average shares outstanding	4,196	4,588	4,336	4,817

Diluted weighted average shares outstanding	4,354	4,695	4,489	4,942

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$182,179	$168,666
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,583	9,375
Excess income tax benefit from equity-based compensation	(6,786)	(23,811)
Equity-based compensation expense	44,874	30,385
Contract land deposit recoveries, net	(4,108)	(4,590)
Gain on sale of loans	(32,621)	(43,951)
Mortgage loans closed	(1,714,682)	(1,673,257)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,761,410	1,753,024
Distribution of earnings from unconsolidated joint ventures	4,790	4,323
Net change in assets and liabilities:
Increase in inventory	(272,457)	(231,676)
Increase in contract land deposits	(42,586)	(22,399)
Increase in receivables	(1,755)	(3,909)
Increase in accounts payable and accrued expenses	22,224	114,395
Increase in customer deposits	18,401	22,540
Other, net	(13,327)	(10,950)

Net cash (used in) provided by operating activities	(41,861)	88,165

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(11,000)
Distribution of capital from unconsolidated joint ventures	8,710	6,135
Additions to property, plant and equipment	(27,324)	(14,069)
Proceeds from sale of property, plant and equipment	626	381

Net cash used in investing activities	(17,988)	(18,553)

Cash flows from financing activities:
Purchases of treasury stock	(409,436)	(435,809)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	(2,819)	(4,488)
Distributions to partner in consolidated variable interest entity	(281)	—
Excess income tax benefit from equity-based compensation	6,786	23,811
Proceeds from the exercise of stock options	65,639	7,564

Net cash used in financing activities	(340,111)	(408,922)

Net decrease in cash and cash equivalents	(399,960)	(339,310)
Cash and cash equivalents, beginning of the period	866,253	1,153,507

Cash and cash equivalents, end of the period	$466,293	$814,197

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$24,252	$24,673

Income taxes paid during the period, net of refunds	$121,772	$55,209

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (collectively, “NVR” or the “Company”) and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

For the three and nine months ended September 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

(in thousands, except lot and per share data)

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

NVR believes the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity. Unless and until a development entity completes finished building lots through the development process, with respect to which the development entity’s equity investors bear the full risk, the entity does not earn any revenues. The operating development activities are managed solely by the development entity’s equity investors.

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

As of September 30, 2014, NVR controlled approximately 62,500 lots with deposits in cash and letters of credit totaling approximately $335,100 and $1,700, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 6,400 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $2,800 and $4,000, respectively as of September 30, 2014, of which approximately $5,500 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible. NVR’s total risk of loss related to contract land deposits as of September 30, 2014 and December 31, 2013, was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
Contract land deposits	$337,954	$296,646
Loss reserve on contract land deposits	(54,375)	(59,761)

Contract land deposits, net	283,579	236,885
Contingent obligations in the form of letters of credit	5,719	2,459
Contingent specific performance obligations (1)	1,505	1,707

Total risk of loss	$290,803	$241,051

(1)	At September 30, 2014 and December 31, 2013, the Company was committed to purchase 10 and 13 finished lots, respectively, under specific performance obligations.

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

At September 30, 2014, the Company had an aggregate investment totaling approximately $87,100 in four JVs that are expected to produce approximately 8,800 finished lots, of which approximately 3,300 were not under contract with NVR. The Company has determined that it is not the primary beneficiary of three of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in these three JVs was approximately $83,800 and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. Accordingly, NVR consolidates this JV. The condensed balance sheets at September 30, 2014 and December 31, 2013 of the consolidated JV were as follows:

	September 30, 2014	December 31, 2013
Cash	$2,598	$668
Restricted cash	169	248
Other assets	366	542
Land under development	3,099	5,810

Total assets	$6,232	$7,268

Debt	$661	$3,365
Accrued expenses	1,374	862
Equity	4,197	3,041

Total liabilities and equity	$6,232	$7,268

4. Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the second quarter of 2014, the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

Company acquired a raw land parcel for approximately $12,000 which is expected to produce approximately 440 lots. In August, the Company sold this raw land parcel to a third party developer at NVR’s carrying value, and simultaneously entered into a lot purchase agreement to purchase finished lots from the developer. As of September 30, 2014, NVR directly owned five separate raw parcels of land with a carrying value of $55,668 that when developed will yield approximately 660 finished lots primarily for use in its homebuilding operations. Of the total finished lots, 126 lots are under contract to be sold to an unrelated party under lot purchase agreements. None of the raw parcels had any indicators of impairment as of September 30, 2014. Based on current market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

5. Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest capitalized, beginning of period	$3,810	$2,454	$3,294	$893
Interest incurred	6,293	6,287	18,716	18,801
Interest charged to interest expense	(5,775)	(5,682)	(17,292)	(16,622)
Interest charged to cost of sales	(301)	(38)	(691)	(51)

Interest capitalized, end of period	$4,027	$3,021	$4,027	$3,021

6. Equity-Based Compensation Expense

The Company’s shareholders approved the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) at the Company’s Annual Meeting of Shareholders held on May 7, 2014. The 2014 Plan authorizes the Company to issue non-qualified stock options (“Options”) to key management employees, including executive officers and Board members, to acquire up to an aggregate 950 shares of the Company’s common stock.

During the nine months ended September 30, 2014, the Company issued 628 Options under the 2014 Plan. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant. Each of the Options granted will vest over four years in 25% increments on December 31, 2016, 2017, 2018 and 2019. The vesting for 334 of the Options granted is contingent both upon continued employment or continued service as a director and the Company’s return on capital performance during 2014 through 2016. The vesting for the other 294 Options granted is contingent solely upon continued employment or continued service as a director. The Options expire ten years from the date of grant.

The Company also issued 47 Options under the NVR, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) during the nine months ended September 30, 2014. The Options granted will vest in 25% increments on December 31, 2016, 2017, 2018 and 2019, based solely on continued employment. The Options expire ten

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

years from the date of grant. The Company also issued 16 restricted share units (“RSUs”) from the 2010 Plan during the nine months ended September 30, 2014. The RSUs vest in 33% increments on December 31, 2016, 2017 and 2018, based solely on continued employment. The weighted average fair value per share of the RSUs granted was $1,153.41.

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

Estimated average holding period (years)	5.16
Risk free interest rate (range)	1.064% - 2.489%
Expected volatility (range)	18.585% - 30.571%
Expected dividend rate	0.00%
Weighted average grant-date fair value per share of options granted	$267.62

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the non-vested equity shares is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of non-vested equity shares are not reflected in the fair value calculation at the grant date.

Compensation cost for Options is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation expense, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense for Options subject to a performance condition is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the performance condition will be satisfied at the target level and is recognizing compensation expense related to such Options accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and requires the compensation costs of stock-based awards to be recognized net of estimated forfeitures. Total equity-based compensation expense, net of forfeitures, recognized during the three months ended September 30, 2014 and 2013 was $18,233 and $11,733, respectively, and for the nine months ended September 30, 2014 and 2013 was $44,874 and $30,385, respectively.

As of September 30, 2014, the total unrecognized compensation cost for all outstanding Options and RSUs was approximately $212,200, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being December 31, 2019. Unrecognized compensation costs may change depending upon the satisfaction of the performance-based metric, discussed above and if the actual forfeitures differ from estimates. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.7 years.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

		Weighted Avg.
	Options	Exercise Price
Outstanding at December 31, 2013	667	$740.18
Granted	675	1,094.82
Exercised	(99)	657.85
Forfeited	(18)	819.08

Outstanding at September 30, 2014	1,225	$941.31

Exercisable at September 30, 2014	177	$627.80

The table above does not include 56 outstanding RSUs, which were issued at a $0 exercise price. None of the outstanding RSUs were exercisable as of September 30, 2014.

7. Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding used to calculate basic EPS	4,196	4,588	4,336	4,817
Dilutive Securities:
Stock options and restricted share units	158	107	153	125

Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,354	4,695	4,489	4,942

The following Options issued under equity incentive plans to purchase shares of common stock were outstanding during the three and nine months ended September 30, 2014 and 2013. However, these Options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive in the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Anti-dilutive Securities:
Outstanding Options issued under equity incentive plans	758	180	758	167

8. Excess Reorganization Value, Goodwill and Other Intangibles

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was recognized upon NVR’s emergence from bankruptcy on September 30, 1993. Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill. Excess reorganization value is not subject to amortization. Rather, excess

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred. Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on NVR’s total equity compared to the market value of NVR’s outstanding publicly-traded common stock.

As of September 30, 2014, goodwill and net finite-lived intangible assets totaled $441 and $5,269, respectively. The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of 4.5 years. Amortization expense related to the finite-lived intangible assets was $346 and $1,037 for the three and nine months ended September 30, 2014, and $774 and $1,699 for the three and nine months ended September 30, 2013, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2014 and determined that there was no impairment.

9. Income Taxes

During the first quarter of 2014, the Company recognized additional income tax expense of approximately $6,900 due to the reversal of certain previously recognized tax deductions.

10. Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

		Additional			Deferred	Deferred
	Common	Paid-In	Retained	Treasury	Compensation	Compensation
	Stock	Capital	Earnings	Stock	Trust	Liability	Total
Balance, December 31, 2013	$206	$1,212,050	$4,605,557	$(4,556,461)	$(17,741)	$17,741	$1,261,352
Net income	—	—	182,179	—	—	—	182,179
Deferred compensation activity	—	—	—	—	408	(408)	—
Purchase of common stock for treasury	—	—	—	(409,436)	—	—	(409,436)
Equity-based compensation	—	44,874	—	—	—	—	44,874
Tax benefit from equity benefit plan activity	—	6,786	—	—	—	—	6,786
Proceeds from stock options exercised	—	65,639	—	—	—	—	65,639
Treasury stock issued upon option exercise and restricted share vesting	—	(29,816)	—	29,816	—	—	—

Balance, September 30, 2014	$206	$1,299,533	$4,787,736	$(4,936,081)	$(17,333)	$17,333	$1,151,394

The Company repurchased 372 shares of its common stock during the nine months ended September 30, 2014. The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock. Approximately 105 shares were issued from the treasury account during the nine months ended September 30, 2014 in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

11. Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warranty reserve, beginning of period	$97,190	$77,341	$101,507	$62,742
Provision	12,103	15,798	35,556	49,701
Payments	(14,981)	(11,403)	(42,751)	(30,707)

Warranty reserve, end of period	$94,312	$81,736	$94,312	$81,736

The warranty reserve provision for the nine months ended September 30, 2013 included a charge of approximately $15,600 to establish an accrual related to remediation of primarily water infiltration issues in a single completed community. The water infiltration issues were the result of a design issue with several products developed for and built exclusively in that one specific community. The warranty reserve provision for the nine months ended September 30, 2014 included additional charges related to this issue totaling approximately $4,000.

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

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses and a corporate capital allocation charge. The corporate capital allocation charge is eliminated in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. In addition, certain assets, including goodwill and intangible assets and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

land deposits are charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer, or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a corporate capital allocation charge.

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Homebuilding Mid Atlantic	$702,645	$685,822	$1,825,500	$1,712,592
Homebuilding North East	96,015	88,451	267,245	233,322
Homebuilding Mid East	257,649	266,598	629,385	650,817
Homebuilding South East	128,851	126,724	346,297	313,942
Mortgage Banking	18,006	21,372	48,103	58,442

Total consolidated revenues	$1,203,166	$1,188,967	$3,116,530	$2,969,115

Profit:
Homebuilding Mid Atlantic	$76,542	$92,496	$184,900	$177,762
Homebuilding North East	9,056	8,031	23,761	18,114
Homebuilding Mid East	18,374	21,823	29,241	33,058
Homebuilding South East	10,093	11,529	26,034	20,277
Mortgage Banking	8,617	12,665	17,884	33,783

Total segment profit	122,682	146,544	281,820	282,994

Contract land deposit reserve adjustment (1)	453	699	4,108	4,551
Equity-based compensation expense (2)	(18,233)	(11,733)	(44,874)	(30,385)
Corporate capital allocation (3)	42,220	31,297	105,697	86,588
Unallocated corporate overhead	(8,179)	(13,969)	(49,652)	(60,139)
Consolidation adjustments and other	10,464	(15,743)	22,093	(605)
Corporate interest expense	(5,616)	(5,505)	(16,870)	(16,128)

Reconciling items sub-total	21,109	(14,954)	20,502	(16,118)

Consolidated income before taxes	$143,791	$131,590	$302,322	$266,876

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
Assets:
Homebuilding Mid Atlantic	$1,022,146	$810,270
Homebuilding North East	108,597	84,958
Homebuilding Mid East	218,105	172,167
Homebuilding South East	148,140	106,389
Mortgage Banking	225,489	253,421

Total segment assets	1,722,477	1,427,205

Consolidated variable interest entity	6,232	7,268
Cash and cash equivalents	455,387	844,274
Deferred taxes	167,983	162,378
Intangible assets and goodwill	54,637	55,674
Contract land deposit reserve	(54,375)	(59,761)
Consolidation adjustments and other	60,735	49,110

Reconciling items sub-total	690,599	1,058,943

Consolidated assets	$2,413,076	$2,486,148

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense in the three months ended September 30, 2014 was attributable to the issuance of Options under the 2014 Plan during the second quarter of 2014. The increase in equity-based compensation expense in the nine months ended September 30, 2014 is primarily attributable to the issuance of Options under the 2014 Plan and RSUs granted in the second quarter of 2013. See Note 6 for additional discussion of equity-based compensation.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Homebuilding Mid Atlantic	$27,187	$19,320	$67,085	$54,036
Homebuilding North East	3,151	2,487	8,333	6,834
Homebuilding Mid East	7,202	6,137	18,680	16,868
Homebuilding South East	4,680	3,353	11,599	8,850

Total	$42,220	$31,297	$105,697	$86,588

13. Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of September 30, 2014 was approximately $604,890. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value of the Senior Notes was $599,143 at September 30, 2014. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists of cash equivalents, due to their short term nature.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s mortgage banking segment, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVR. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVR does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2014, there were contractual commitments to extend credit to borrowers aggregating $353,267 and open forward delivery contracts aggregating $468,249.

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

The assumed gain/loss considers the amount, if any, that the Company has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 107 basis points of the loan amount as of September 30, 2014, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. The Company assumes an approximate 11% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $198,597 included on the accompanying condensed consolidated balance sheet has been increased by $736 from the aggregate principal balance of $197,861.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of September 30, 2014, as follows:

	Balance Sheet Location	Fair Value
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$2,152

Forward sales contracts	NVRM - Other assets	$312

The fair value measurement as of September 30, 2014 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$353,267	$(1,011)	$(211)	$3,374	$—	$2,152
Forward sales contracts	$468,249	—	—	—	312	312
Mortgages held for sale	$197,861	(497)	(874)	2,107	—	736

Total Fair Value Measurement		$(1,508)	$(1,085)	$5,481	$312	$3,200

For the three and nine-month periods ended September 30, 2014, NVRM recorded a fair value adjustment to expense of $1,379 and a fair value adjustment to income of $2,681, respectively. For the three and nine-month periods ended September 30, 2013, NVRM recorded a fair value adjustment to expense of $418 and a fair value adjustment to income of $2,063, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of the Company’s closed loans and locked loan commitments.

14. Debt

As of September 30, 2014, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At September 30, 2014, there was no outstanding debt under the Repurchase Agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. As of September 30, 2014, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement expires on July 29, 2015.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that the Company had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case. That appeal is scheduled to be fully briefed in December 2014. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

The Company believes that its compensation practices in regard to SMRs are entirely lawful and has vigorously defended all claims challenging those practices. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. The Company intends to continue cooperating with any future EPA and/or DOJ inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except lot and per share data)

(unaudited)

16. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to evaluate at each annual and interim reporting period whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures. The standard is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

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

As of September 30, 2014, we controlled approximately 62,500 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $335,100 and $1,700, respectively. Included in the number of controlled lots are approximately 7,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $54,400 as of September 30, 2014. We also controlled approximately 5,500 lots through four joint venture limited liability corporations (“JVs”) with an aggregate investment of approximately $87,100. Further, as of September 30, 2014, we directly owned five separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $55,700 that once fully developed will result in approximately 660 lots. Of the total finished lots expected to be developed, 126 lots are under contract to be sold to an unrelated party under lot purchase agreements (see Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively). In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 6,400 lots, which are not included in our number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $2,800 and $4,000, respectively as of September 30, 2014, of which approximately $5,500 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The housing market recovery continues to be uneven. During 2014, the housing market has experienced some weakness as existing home inventory has increased and affordability has decreased following increasing prices during 2013. There has also been an increase in the number of new home communities in many markets. These factors have resulted in a flattening of prices in 2014. The housing market also continues to face challenges from mortgage underwriting standards.

Our consolidated revenues for the third quarter of 2014 totaled $1,203,166, a 1% increase from the third quarter of 2013. Our net income and diluted earnings per share in the current quarter were $90,152 and $20.70, respectively, increases of 9% and 17%, respectively, compared to the third quarter of 2013. Diluted earnings per share was favorably impacted by our ongoing share repurchase program, under which we repurchased 371,727 shares of our stock at an aggregate purchase price of $409,436 during the first nine months of 2014. Our gross profit margin within our homebuilding business increased to 19.0% in the third quarter of 2014 compared to 17.4% in the third quarter of 2013. Our new orders, net of cancellations (“New Orders”) and the average sales price for New Orders increased 23% and 2%, respectively, compared to the third quarter of 2013. Although our New Orders increased 23% during the third quarter of 2014, the increase was primarily due to weak New Orders in the third quarter of 2013 when mortgage interest rates spiked. In addition, we were operating in 9% more communities in the third quarter of 2014 compared to the same time last year.

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

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,185,160	$1,167,595	$3,068,427	$2,910,673
Cost of sales	$960,055	$964,416	$2,497,985	$2,422,789
Gross profit margin percentage	19.0%	17.4%	18.6%	16.8%
Selling, general and administrative expenses	$83,881	$78,897	$268,096	$239,430
Settlements (units)	3,236	3,342	8,390	8,492
Average settlement price	$366.2	$349.2	$365.6	$342.7
New orders (units)	2,936	2,381	9,676	9,169
Average new order price	$375.5	$367.9	$370.3	$355.9
Backlog (units)			6,231	5,656
Average backlog price			$378.9	$367.3
New order cancellation rate	15.9%	19.1%	13.5%	15.0%

Consolidated Homebuilding - Three Months Ended September 30, 2014 and 2013

Homebuilding revenue increased 2% in the third quarter of 2014 compared to the same period in 2013 primarily as a result of a 5% increase in the average settlement price, offset partially by a 3% decrease in the number of units settled quarter over quarter. The increase in the average settlement price was primarily attributable to the average price of homes in backlog being approximately 4% higher entering the third quarter of 2014 compared to the same period in 2013. The higher average price of homes in backlog entering the third quarter of 2014 was attributable to the aforementioned increasing prices in 2013. In addition, beginning backlog was also favorably impacted by a shift in backlog units to our Mid Atlantic segment which is our highest priced segment.

Gross profit margin in the third quarter of 2014 increased to 19.0% compared to 17.4% in the third quarter of 2013. Gross profit margin was favorably impacted by our average settlement price increasing at a higher rate than material and lot costs quarter over quarter.

Selling, general and administrative (“SG&A”) expense in the third quarter of 2014 increased approximately $5,000, or 6%, compared to the third quarter of 2013, and increased as a percentage of revenue to 7.1% from 6.8% quarter over quarter. SG&A expense increased primarily due to an increase in equity-based compensation expense and sales and marketing expenses. Equity-based compensation expense increased approximately $5,800 due primarily to the granting of non-qualified stock options (“Options”) under the 2014 Equity Incentive Plan (the “2014 Plan”) in May 2014 (see Note 6 in the accompanying condensed consolidated financial statements for additional discussion of equity-based compensation and the 2014 Plan). Sales and marketing costs increased approximately $2,500 quarter over quarter due to the 9% increase in the average number of active communities. These increases were offset partially by a $2,400 decrease in personnel costs driven by lower management incentive costs quarter over quarter.

The number of New Orders and the average sales price of New Orders increased 23% and 2%, respectively, in third quarter of 2014 when compared to the third quarter of 2013. New Orders were higher in each of our market segments, driven by a 9% increase in the average number of active communities and higher absorption rates quarter over quarter. In addition, New Orders were favorably impacted by a decrease in the cancellation rate to 16% in the third quarter of 2014 from 19% during the same period in 2013. New Orders in the third quarter of 2013 were negatively impacted by a sharp rise in mortgage interest rates during that quarter. Although the average sales price of New Orders increased slightly quarter over quarter, we have seen a leveling off of sales prices since the first quarter of 2014.

Consolidated Homebuilding - Nine Months Ended September 30, 2014 and 2013

Homebuilding revenue increased 5% for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of a 7% increase in the average settlement price. The increase in the average settlement price was primarily attributable to an 8% higher average price of homes in backlog entering 2014 compared to 2013. The higher average price of homes in backlog entering 2014 was attributable to the improved market conditions experienced in 2013.

Gross profit margin in the first nine months of 2014 increased to 18.6% compared to 16.8% in the first nine months of 2013. Gross profit margin in 2014 was favorably impacted by our average settlement prices increasing at a higher rate than material and lot costs year over year. Gross profit margin in 2013 was negatively impacted by a previously disclosed service related accrual which reduced the 2013 gross profit margin by 54 basis points.

SG&A expense in the first nine months of 2014 increased approximately $28,700 compared to the first nine months of 2013 and increased as a percentage of revenue to 8.7% from 8.2% year over year. The increase in SG&A expense was attributable to an approximate $13,000 increase in equity-based compensation expense in 2014 and an approximate $11,600 increase in sales and marketing expenses year over year. Equity-based compensation expense increased due to the aforementioned Option grants in the second quarter of 2014 under the 2014 Plan and restricted share unit grants in the second quarter of 2013. Sales and marketing expenses increased due primarily to the 9% increase in the average number of active communities.

The number of New Orders and the average sales price of New Orders increased 6% and 4%, respectively, during the first nine months of 2014 when compared to the first nine months of 2013. New Orders were higher due to the 9% increase in the average number of active communities year over year, offset partially by lower sales absorption rates in many of our markets. Average sales prices were higher in each of our market segments year over year as a result of favorable market conditions in 2013, which led to increasing prices entering 2014.

Backlog units and dollars were 6,231 units and $2,360,730, respectively, as of September 30, 2014 compared to 5,656 units and $2,077,425, respectively, as of September 30, 2013. Backlog units were higher primarily due to the aforementioned increase in sales in the third quarter of 2014. Backlog dollars were favorably impacted by the 10% higher backlog unit balance and a 3% higher average price of homes in backlog year over year. The average price of homes in backlog was favorably impacted by a 2% increase in the average sales price of New Orders for the six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.5% and 15.0% in the first nine months of 2014 and 2013, respectively. During the most recent four quarters, approximately 5% of a reporting quarter’s beginning backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rates that may occur during the remainder of 2014 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis. For presentation purposes below, the contract land deposit reserve at September 30, 2014 and 2013 has been allocated to each reportable segment for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $5,700 and $2,200 at September 30, 2014 and 2013, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2014 and 2013:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Mid Atlantic	$702,645	$685,822	$1,825,500	$1,712,592
North East	96,015	88,451	267,245	233,322
Mid East	257,649	266,598	629,385	650,817
South East	128,851	126,724	346,297	313,942
Gross profit margin:
Mid Atlantic	$135,828	$140,683	$348,210	$312,788
North East	18,610	16,255	50,595	40,811
Mid East	42,548	44,608	98,182	96,763
South East	23,576	22,406	62,912	51,085
Segment profit:
Mid Atlantic	$76,542	$92,496	$184,900	$177,762
North East	9,056	8,031	23,761	18,114
Mid East	18,374	21,823	29,241	33,058
South East	10,093	11,529	26,034	20,277
Gross profit margin percentage:
Mid Atlantic	19.3%	20.5%	19.1%	18.3%
North East	19.4%	18.4%	18.9%	17.5%
Mid East	16.5%	16.7%	15.6%	14.9%
South East	18.3%	17.7%	18.2%	16.3%

Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Units		Average Price		Units		Average Price
Settlements:
Mid Atlantic	1,650	1,700	$425.8	$403.2	4,321	4,331	$422.4	$395.3
North East	276	264	$347.9	$335.0	780	714	$342.6	$326.8
Mid East	827	890	$311.4	$299.5	2,012	2,205	$312.7	$295.1
South East	483	488	$266.7	$259.6	1,277	1,242	$271.1	$252.7

Total	3,236	3,342	$366.2	$349.2	8,390	8,492	$365.6	$342.7

New orders, net of cancellations:
Mid Atlantic	1,504	1,224	$431.2	$420.8	4,930	4,611	$429.0	$412.8
North East	310	265	$357.2	$333.7	896	832	$347.4	$331.2
Mid East	653	543	$324.5	$321.0	2,369	2,325	$316.2	$306.9
South East	469	349	$280.3	$281.2	1,481	1,401	$275.2	$264.8

Total	2,936	2,381	$375.5	$367.9	9,676	9,169	$370.3	$355.9

	As of September 30,
	2014	2013	2014	2013
	Units		Average Price
Backlog:
Mid Atlantic	3,319	2,963	$432.6	$421.6
North East	611	551	$351.9	$336.2
Mid East	1,389	1,272	$326.2	$319.0
South East	912	870	$281.9	$272.7

Total	6,231	5,656	$378.9	$367.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
New order cancellation rate:
Mid Atlantic	16.7%	19.5%	13.7%	15.0%
North East	13.6%	17.2%	13.5%	15.5%
Mid East	14.4%	15.4%	12.0%	13.4%
South East	16.7%	24.1%	15.1%	17.3%
Average active communities:
Mid Atlantic	248	224	245	216
North East	44	42	44	39
Mid East	128	121	127	126
South East	73	66	73	66

Total	493	453	489	447

Homebuilding Inventory:

	As of September 30,
	2014	2013
Sold inventory:
Mid Atlantic	$533,572	$462,590
North East	72,370	68,608
Mid East	144,776	140,248
South East	81,164	77,598

Total (1)	$831,882	$749,044

Unsold lots and housing units inventory:
Mid Atlantic	$86,678	$73,244
North East	3,633	3,981
Mid East	7,637	9,657
South East	10,225	9,071

Total (1)	$108,173	$95,953

(1)	The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sold and Unsold inventory impairments:
Mid Atlantic	$268	$10	$488	$96
North East	3	—	8	47
Mid East	73	39	150	484
South East	—	82	—	82

Total	$344	$131	$646	$709

Lots Controlled and Land Deposits:

	As of September 30,
	2014	2013
Total lots controlled:
Mid Atlantic	34,000	30,600
North East	5,700	5,100
Mid East	16,600	16,400
South East	12,200	9,400

Total	68,500	61,500

Lots included in impairment reserve:
Mid Atlantic	3,500	4,300
North East	800	1,200
Mid East	2,100	2,700
South East	1,400	1,400

Total	7,800	9,600

Contract land deposits, net:
Mid Atlantic	$187,762	$145,891
North East	23,403	14,600
Mid East	38,832	36,928
South East	39,301	23,343

Total	$289,298	$220,762

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contract land deposit impairment (recoveries), net:
Mid Atlantic	$15	$—	$(45)	$(264)
North East	—	—	2	(25)
Mid East	1,026	92	1,056	146
South East	—	4	190	4

Total	$1,041	$96	$1,203	$(139)

Mid Atlantic

Three Months Ended September 30, 2014 and 2013

The Mid Atlantic segment had an approximate $16,000, or 17%, decrease in segment profit in the third quarter of 2014 compared to the third quarter of 2013 due to a reduction in the gross profit margin described below and higher SG&A expense attributable to a 10% increase in the average number of active communities quarter over quarter. Segment revenue increased approximately $16,800, or 2%, quarter over quarter due primarily to a 6% increase in the average settlement price offset partially by a 3% decrease in the number of units settled. The increase in the average settlement price was favorably impacted by a 4% higher average price of homes in backlog entering the third quarter of 2014 compared to the same period in 2013 and by a shift in the mix of settlements to markets with higher average settlement prices. The decrease in units settled was attributable to a slower backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin decreased 118 basis points to 19.3% from 20.5% quarter over quarter as a result of an increase in certain material costs.

Segment New Orders and the average sales price of New Orders increased 23% and 2%, respectively, in the third quarter of 2014 compared to the third quarter of 2013. The increase in New Orders quarter over quarter was driven by a 10% increase in the average number of active communities and by higher absorption rates. In addition, New Orders were favorably impacted by a decrease in the cancellation rate to 17% in the third quarter of 2014 from 20% during the same period in 2013. New Orders in the third quarter of 2013 were negatively impacted by a sharp rise in mortgage interest rates during that quarter.

Nine Months Ended September 30, 2014 and 2013

The Mid Atlantic segment had an approximate $7,100, or 4%, increase in segment profit in the first nine months of 2014 compared to the same period in 2013. Segment revenue increased approximately $112,900, or 7%, year over year due primarily to a 7% increase in the average settlement price in 2014 compared to 2013. The increase in the average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The Mid Atlantic segment’s gross profit margin increased 81 basis points to 19.1% in 2014 from 18.3% in 2013. Gross profit margin in 2013 was negatively impacted by a previously disclosed service related accrual which reduced 2013 gross profit margin by 91 basis points of revenue.

Segment New Orders and the average sales price for New Orders in the first nine months of 2014 increased 7% and 4%, respectively compared to the same period in 2013. New Orders were favorably impacted by the 14% increase in the average number of active communities in 2014 compared to 2013, offset partially by lower absorption rates attributable to lower traffic levels year over year. The increase in the average sales price of New Orders is attributable to the favorable market conditions in 2013, which led to higher average sales prices entering 2014.

North East

Three Months Ended September 30, 2014 and 2013

The North East segment had an approximate $1,000, or 13%, increase in segment profit in the third quarter of 2014 compared to the third quarter of 2013. Segment revenue increased approximately $7,600, or 9%, quarter over quarter due to a 5% increase in the number of units settled, coupled with a 4% increase in the average settlement price. The increase in units settled was attributable to a 5% higher backlog unit balance entering the third quarter of 2014 compared to the backlog unit balance entering the third quarter of 2013. The increase in the average settlement price was favorably impacted by a 3% higher average price of homes in backlog entering the third quarter of 2014 compared to the same period in 2013. The North East segment’s gross profit margin increased to 19.4% in 2014 from 18.4% in 2013. Segment profit and gross profit margin were favorably impacted by a shift in settlements to higher priced markets with higher gross margins.

Segment New Orders and the average sales price of New Orders increased approximately 17% and 7%, respectively, in the third quarter of 2014 compared to the same period in 2013. The increase in New Orders was driven by a 6% increase in the average number of active communities and higher absorption rates quarter over quarter. New Orders were also favorably impacted by a decrease in the cancellation rate to 13.6% in the third quarter of 2014 from 17.2% in the same period in 2013. New Orders in the third quarter of 2013 were negatively impacted by a sharp rise in mortgage interest rates during that quarter. The increase in the average sales price for New Orders is attributable to a shift to higher priced markets and to higher priced communities in certain markets.

Nine Months Ended September 30, 2014 and 2013

The North East segment had an approximate $5,600, or 31%, increase in segment profit in the first nine months of 2014 compared to the same period of 2013. The increase in segment profit was primarily driven by an increase of approximately $33,900, or 15%, in revenue year over year due to a 9% increase in the number of units settled, coupled with a 5% increase in the average settlement price. The increase in units settled was attributable to a 14% higher backlog unit balance entering 2014 compared to the backlog unit balance entering 2013. The increase in the average settlement price was favorably impacted by a 5% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The North East segment’s gross profit margin increased to 18.9% in 2014 from 17.5% in 2013. Gross profit margin was favorably impacted by a shift in settlements to higher priced markets with higher gross margins and by increased settlement volume, which allowed us to better leverage certain operating costs in 2014.

Segment New Orders and the average sales price of New Orders increased approximately 8% and 5%, respectively, during the first nine months of 2014 from the same period in 2013. The increase in New Orders was driven by a 13% increase in the average number of active communities, offset partially by a decrease in community absorption rates attributable to reduced traffic levels year over year. The increase in the average sales price of New Orders is attributable to a shift to higher priced markets and to higher priced communities in certain markets.

Mid East

Three Months Ended September 30, 2014 and 2013

The Mid East segment had an approximate $3,400, or 16%, decrease in segment profit in the third quarter of 2014 compared to the third quarter of 2013. The decrease in segment profit was driven by a decrease in segment revenue of approximately $8,900, or 3%, quarter over quarter. Revenue decreased primarily due to a 7% decrease in the number of units settled, offset partially by a 4% increase in the average settlement price quarter over quarter. The decrease in units settled was attributable to a 4% lower backlog unit balance entering the third quarter of 2014 compared to the same period in 2013, coupled with a slower backlog turnover rate quarter over quarter. The average settlement price was favorably impacted by a 3% higher average price of homes in backlog entering the third quarter of 2014 compared to the same period in 2013. The Mid East’s gross profit margin decreased to 16.5% in the third quarter of 2014 from 16.7% in the same period of 2013, due primarily to the lower settlement volume which negatively impacted our ability to leverage certain operating costs.

Segment New Orders and the average sales price of New Orders increased 20% and 1%, respectively, in the third quarter of 2014 compared to the same period in 2013. New Orders were favorably impacted by a 6% increase in the average number of active communities and by higher absorption rates quarter over quarter. New Orders in the third quarter of 2013 were negatively impacted by a sharp rise in mortgage interest rates during that quarter.

Nine Months Ended September 30, 2014 and 2013

The Mid East segment had an approximate $3,800, or 12%, decrease in segment profit in the first nine months of 2014 compared to the same period of 2013. The decrease in segment profit was driven by a decrease in revenue of approximately $21,400, or 3%, year over year due primarily to a 9% decrease in the number of units settled, offset partially by a 6% increase in the average settlement price year over year. The decrease in settlements was primarily attributable to a 10% lower backlog unit balance entering 2014 compared to the backlog unit balance entering 2013. The average settlement price was favorably impacted by an 8% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The segment’s gross profit margin increased to 15.6% in 2014 from 14.9% in 2013, due primarily to our average settlement price increasing at a higher rate than lot and certain material costs year over year.

Segment New Orders and the average sales price of New Orders increased 2% and 3%, respectively, during the first nine months of 2014 compared to the same period in 2013.

South East

Three Months Ended September 30, 2014 and 2013

The South East segment had an approximate $1,400, or 12%, decrease in segment profit in the third quarter of 2014 compared to the third quarter of 2013 due to an increase in SG&A expense attributable to the 11% increase in the average number of active communities quarter over quarter. Segment revenue increased approximately $2,100, or 2%, quarter over quarter primarily due to a 3% increase in the average settlement price. The increase in the average settlement price was attributable primarily to a 4% higher average sales price of homes in backlog entering the third quarter of 2014 compared to the same period in 2013. The South East segment’s gross profit margin increased to 18.3% in the third quarter of 2014 from 17.7% in the third quarter of 2013 due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs quarter over quarter.

Segment New Orders increased approximately 34% in the third quarter of 2014 compared to the same period in 2013, while the average sales price for New Orders was flat quarter over quarter. New Orders were favorably impacted by an 11% increase in the average number of active communities, coupled with higher absorption rates quarter over quarter. In addition, New Orders were favorably impacted by a decrease in the cancellation rate to 17% in the third quarter of 2014 from 24% in the same period of 2013. New Orders in the third quarter of 2013 were negatively impacted by a sharp rise in mortgage interest rates during that quarter.

Nine Months Ended September 30, 2014 and 2013

The South East segment had an approximate $5,800, or 28%, increase in segment profit in the first nine months of 2014 compared to the same period of 2013. Segment revenue increased approximately $32,400, or 10%, year over year due to a 3% increase in the number of units settled and a 7% increase in the average settlement price. The increase in settlements was driven primarily by a higher backlog turnover rate in 2014 compared to 2013. The average settlement price in 2014 was favorably impacted by a 9% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The South East segment’s gross profit margin increased to 18.2% in 2014 from 16.3% in 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs year over year.

Segment New Orders and the average sales price for New Orders increased 6% and 4%, respectively, in the first nine months of 2014 compared to the same period in 2013. New Orders were favorably impacted by an 11% increase in the average number of active communities in 2014 compared to 2013, offset partially by lower absorption levels attributable to lower traffic levels year over year. The increase in the average sales price for New Orders in 2014 was attributable to the introduction of our NVHomes product line in the Raleigh market in 2014, which sells at a higher price point, and to a shift in mix in New Orders to higher priced markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Homebuilding Consolidated Gross Profit:
Mid Atlantic	$135,828	$140,683	$348,210	$312,788
North East	18,610	16,255	50,595	40,811
Mid East	42,548	44,608	98,182	96,763
South East	23,576	22,406	62,912	51,085
Consolidation adjustments and other	4,543	(20,773)	10,543	(13,563)

Consolidated Homebuilding gross profit	$225,105	$203,179	$570,442	$487,884

Homebuilding Consolidated Profit Before Tax:
Mid Atlantic	$76,542	$92,496	$184,900	$177,762
North East	9,056	8,031	23,761	18,114
Mid East	18,374	21,823	29,241	33,058
South East	10,093	11,529	26,034	20,277
Reconciling items:
Contract land deposit reserve adjustment (1)	453	699	4,108	4,551
Equity-based compensation expense (2)	(16,896)	(10,871)	(41,507)	(28,084)
Corporate capital allocation (3)	42,220	31,297	105,697	86,588
Unallocated corporate overhead	(8,179)	(13,969)	(49,652)	(60,139)
Consolidation adjustments and other	10,464	(15,743)	22,093	(605)
Corporate interest expense	(5,616)	(5,505)	(16,870)	(16,128)

Reconciling items sub-total	22,446	(14,092)	23,869	(13,817)

Homebuilding consolidated profit before taxes	$136,511	$119,787	$287,805	$235,394

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)	The increase in equity-based compensation expense in the three months ended September 30, 2014 was primarily attributable to the issuance of Options under the 2014 Plan during the second quarter of 2014. The increase in equity-based compensation expense in the nine months ended September 30, 2014 is primarily attributable to the issuance of Options under the 2014 Plan and RSUs granted in the second quarter of 2013. See Note 6 in the accompanying condensed financial statements for additional discussion of equity-based compensation.

(3)	This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mid Atlantic	$27,187	$19,320	$67,085	$54,036
North East	3,151	2,487	8,333	6,834
Mid East	7,202	6,137	18,680	16,868
South East	4,680	3,353	11,599	8,850

Total	$42,220	$31,297	$105,697	$86,588

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2014 and 2013

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving homebuilding’s customer base. Following is a table of financial and statistical data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loan closing volume:
Total principal	$803,125	$695,930	$1,951,682	$1,816,146

Loan volume mix:
Adjustable rate mortgages	19%	6%	17%	4%

Fixed rate mortgages	81%	94%	83%	96%

Operating profit:
Segment profit	$8,617	$12,665	$17,884	$33,783
Stock option expense	(1,337)	(862)	(3,367)	(2,301)

Mortgage banking income before tax	$7,280	$11,803	$14,517	$31,482

Capture rate:	86%	79%	83%	82%

Mortgage Banking fees:
Net gain on sale of loans	$12,116	$15,792	$32,621	$43,951
Title services	5,778	5,492	15,156	14,215
Servicing fees	112	88	326	276

	$18,006	$21,372	$48,103	$58,442

Loan closing volume for the three and nine months ended September 30, 2014 increased 15% and 7%, respectively, over the same period for 2013. The 2014 increases were attributable to an increase in the average loan amount and an increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase their home (the “Capture Rate”). The average loan amount increased 4% and 6% for the three and nine month periods, respectively, which is consistent with the average settlement price increases for the homebuilding operations. Capture Rate for the three and nine months ended September 30, 2014 increased to 86% and 83%, respectively, compared to 79% and 82%, respectively, for the same periods in 2013.

Segment profit for the three and nine months ended September 30, 2014 decreased by approximately $4,000 and $15,900, respectively, from the same periods for 2013. For the three month period, the decrease was attributable to an approximate $3,400 decrease in mortgage banking fees and an approximate $700 increase in general and administrative expenses. The decrease in mortgage banking fees is primarily attributable to a more competitive mortgage market for mortgage loans as other lenders’ refinancing activity has slowed, resulting in reduced loan profitability. In addition, mortgage banking fees in the three months ended September 30, 2014 were negatively impacted by a product mix shift towards adjustable rate products, which are generally less profitable than fixed rate products. The increase in general and administrative expenses was primarily attributable to increased staffing in response to increased mortgage regulations. For the nine month period, the decrease in segment profit was attributable to an approximate $10,300 decrease in mortgage banking fees and an approximate $5,500 increase in general and administrative expenses. The decrease in mortgage banking fees is primarily attributable to the aforementioned competitive mortgage market and product mix shift. The increase in general and administrative expenses is primarily attributable to the aforementioned increase in staffing.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At September 30, 2014, we had an allowance for loan losses of approximately $9,470. Although we consider the allowance for loan losses reflected on the September 30, 2014 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and our currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to evaluate at each annual and interim reporting period whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures. The standard is effective for the first annual period ending after December 15, 2016, and interim periods thereafter. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the Securities and Exchange Commission to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the “Senior Notes”) under the Shelf. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of NVR’s existing and future unsecured senior indebtedness, will rank senior in right of payment to any of NVR’s future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of NVR’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants, but does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. Our revolving mortgage repurchase agreement with U.S. Bank National Association provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 29, 2015. Advances under the Repurchase Agreement carry a Pricing Rate based on the Libor Rate plus the Libor Margin, or the Default Pricing Rate, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 3.00%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its mortgage notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at September 30, 2014. At September 30, 2014 there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Cash Flows

For the nine months ended September 30, 2014, cash and cash equivalents decreased by $399,960. Cash used in our operating activities was $41,861. Cash was used to fund the increase in homebuilding inventory of $272,457, as a result of an increase in units under construction at September 30, 2014 compared to December 31, 2013. Cash was provided by net proceeds of $46,728 from mortgage loan activity and an $18,401 increase in customer deposits. Cash from operating activities was also favorably impacted by a $46,249 increase in accounts payable due to the increase in inventory.

Net cash used in investing activities was $17,988. Cash was used for additions to property, plant and equipment of $27,324. Cash was provided by the receipt of capital distributions from our unconsolidated JVs totaling $8,710.

Net cash used in financing activities was $340,111. Cash was used to repurchase 371,727 shares of our common stock at an aggregate purchase price of $409,436 under our ongoing common stock repurchase program. Stock option exercise activity provided $65,639 in exercise proceeds, and we realized $6,786 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective of increasing shareholder value. See Part II, Item 2 of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2014.

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

At September 30, 2014, we had approximately $55,700 in land under development in five separate communities. In addition, at September 30, 2014, we had an aggregate investment totaling approximately $87,100 in four separate JVs that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at September 30, 2014. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2014 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the September 30, 2014 condensed consolidated balance sheet to be adequate (see Note 11 to the accompanying condensed consolidated financial statements), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period. The performance metric is based on our return on capital performance during 2014 through 2016. While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition option grants that would otherwise have been recognized to date. Although we believe that the compensation costs recognized during the three and nine months ended September 30, 2014 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the September 30, 2014 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2014. For additional information regarding market risk, see Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in our favor and found that we had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case. That appeal is scheduled to be fully briefed in December 2014. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

We believe that our compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices. In light of the points noted above, we have not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012 and August 2012 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. We intend to continue cooperating with any future EPA and/or DOJ inquiries. At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in response to Part 1, Item 1A. of such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(Dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended September 30, 2014. On December 17, 2013 and July 31, 2014, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	19,739	$1,145.83	19,739	$368,061
August 1 - 31, 2014	—	$—	—	$368,061
September 1 - 30, 2014	34,249	$1,149.55	34,249	$328,690

Total	53,988	$1,148.19	53,988

Item 6.	Exhibits
(a)	Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2014		NVR, Inc.

	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document