Form 10-K
period 2014-12-31
NVR INC
filed 2015-02-19
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2014, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $4,572,320,000.

As of February 17, 2015 there were 4,048,671 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2015 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

General

NVR, Inc., a Virginia corporation, was formed in 1980 as NVHomes, Inc. Our primary business is the construction and sale of single-family detached homes, townhomes and condominium buildings, all of which are primarily constructed on a pre-sold basis. To more fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business. We conduct our homebuilding activities directly. Our mortgage banking operations are operated primarily through a wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). Unless the context otherwise requires, references to “NVR”, “we”, “us” or “our” include NVR, Inc. and its consolidated subsidiaries.

We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states and Washington, D.C., primarily in the eastern part of the United States. During 2014, approximately 26% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 33% and 13%, respectively, of our 2014 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. In 2014, our average price of a settled unit was approximately $368,500.

Historically, we generally have not engaged in land development (see discussion below on our limited land development activities). Instead, we typically acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

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

In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a purchase agreement with the developer to purchase the finished lots, or whether to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using purchase agreements with forfeitable deposits.

As of December 31, 2014, we controlled approximately 62,800 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $348.4 million and $1.7 million, respectively. Included in the number of controlled lots are approximately 7,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $56.1 million as of December 31, 2014. In addition, we had an aggregate investment totaling approximately $82.0 million in five separate joint venture limited liability corporations (“JVs”), expected to produce approximately 8,800 lots. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at December 31, 2014. Further, as of December 31, 2014, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $33.7 million that we intend to develop into approximately 480 finished lots for use in our homebuilding operations. Of the total finished lots expected to be developed, 94 lots are under contract to be sold to an unrelated party under lot purchase agreements. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively. Additionally, we have certain properties under contract with land owners that are expected to yield approximately 5,700 lots, which are not included in our number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $2.3 million and $3.0 million, respectively as of December 31, 2014, of which approximately $2.6 million is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

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

Current Business Environment

The housing market recovery continues to be uneven.  During 2014, the housing market experienced some weakness as existing home inventory increased and affordability decreased following increasing prices during 2013.  There has also been an increase in the number of new home communities in many markets.  These factors have resulted in weakness in housing prices in 2014.  In addition, the housing market continues to face challenges from tightened mortgage underwriting standards.  We believe that a continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery, driven by continued improvement in job growth and consumer confidence levels as well as improvement in wage growth and household formation. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 800 to 7,300 square feet. During 2014, the prices at which we settled homes ranged from approximately $120,000 to $1.5 million and averaged approximately $368,500. During 2013, our average price was approximately $349,100.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and eastern Pennsylvania
Mid East:	New York, Ohio, western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee and Florida

Backlog

Backlog totaled 5,475 units and approximately $2.1 billion at December 31, 2014 compared to backlog of 4,945 units and approximately $1.8 billion at December 31, 2013. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in each of 2014, 2013 and 2012. Additionally, during each of 2014, 2013 and 2012, approximately 6% of a reporting quarter’s opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2014 backlog during 2015. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.

Further discussion of settlements, new orders and backlog activity by our homebuilding reportable segment for each of the last three years can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2014, NVRM closed approximately 9,100 loans with an aggregate principal amount of approximately $2.8 billion as compared to approximately 8,600 loans with an aggregate principal amount of approximately $2.5 billion in 2013.

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

Pipeline

NVRM’s mortgage loans in process that had not closed at December 31, 2014 and 2013 had an aggregate principal balance of approximately $1.4 billion and $1.1 billion, respectively. NVRM’s cancellation rate was approximately 31%, 35% and 36% in 2014, 2013 and 2012, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K.

Employees

At December 31, 2014, we employed 3,942 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Charters for the Audit, Compensation, Corporate Governance, Nominating and Qualified Legal Compliance Committees of our Board of Directors, Policies and Procedures for the Consideration of Board of Director Candidates, and Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a Group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.

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

Item 1A.	Risk Factors.

Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

●	the availability of mortgage financing;
●	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;
●	the availability of adequate land in desirable locations on favorable terms;
●	unexpected changes in customer preferences; and
●	changes in the national economy and in the local economies of the markets in which we have operations.

All of these risks are discussed in detail below.

The homebuilding industry experienced a significant downturn from 2006 through 2011.  Although housing industry conditions are improving, a deterioration in industry conditions could adversely affect our business and our results of operations.

During 2006 through 2011, the homebuilding industry experienced a significant downturn as a result of low consumer confidence driven by an economic recession, high unemployment levels, affordability issues and uncertainty as to the stability of home prices. As a result, we experienced reduced demand for new homes. Since 2011, we have experienced strengthening within the homebuilding industry with increasing sales. However, the housing market continues to face challenges from a tight mortgage lending environment and consumer confidence issues. If the improvements in the homebuilding industry do not continue or the industry suffers another downturn, our sales may decrease, which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Our mortgage banking operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations and could exceed existing estimates and accruals. Because of the uncertainties inherent in estimating these matters, there can be no assurance that any amounts reserved will be adequate or that any potential inadequacies will not have a material adverse effect on our results of operations.

Because almost all of our customers require mortgage financing, the availability of suitable mortgage financing could impair the affordability of our homes, lower demand for our products, and limit our ability to fully deliver our backlog.

Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, either of which could result in our potential customers’ inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

High rates of inflation generally affect the homebuilding industry adversely because of their adverse impact on interest rates. High interest rates not only increase the cost of borrowed funds to homebuilders but also have a significant adverse effect on housing demand and on the affordability of permanent mortgage financing to prospective purchasers. We are also subject to potential volatility in the price of commodities that impact costs of materials used in our homebuilding business. Increases in prevailing interest rates could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Our operations may also be adversely affected by other economic factors within our markets such as negative changes in employment levels, job growth, wage growth, consumer confidence and household formation and availability of mortgage financing, one or all of which could result in reduced demand or price depression from current levels. Such negative trends could have a material adverse effect on homebuilding operations.

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2014, approximately 26% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 33% and 13%, respectively, of our 2014 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Potential changes to federal laws and regulations could have the effect of limiting the activities of FNMA and FHLMC, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The CFPB issued rules governing multiple issues in January 2013, including “Ability to Repay” underwriting provisions, definition and parameters of “Qualified Mortgages” and the establishment of certain protections from liability under “Ability to Repay” provisions for “Qualified Mortgages”. The CFPB’s rulemaking also included limitations on certain fees and loan officer compensation requirements. These rules were effective January 2014. In addition, the new requirements integrating disclosures under the Truth In Lending Act and the Real Estate Settlement Protection Act become effective August 1, 2015. The tighter underwriting requirements and fee restrictions and increasingly complex regulatory environment under these standards may negatively impact our mortgage loan origination business in the form of lower demand, decreased revenue and increased operating costs.

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

The homebuilding industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than we do. We face competition:

●	for suitable and desirable lots at acceptable prices;
●	from selling incentives offered by competing builders within and across developments; and
●	from the existing home resale market.

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

In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland, Thurmont and Farmington leases expire in 2019, the Kings Mountain lease expires in 2022, the Burlington County lease expires in 2024 and the Darlington lease expires in 2025. In addition, we own a production facility with approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 35% of total capacity in both 2014 and 2013.

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in our favor and found that we had properly classified Mr. Tracy as an exempt outside sales person.  The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case.  That appeal is fully briefed, and the parties are awaiting a ruling or an oral argument date.  The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

We believe that our compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices.  In light of the points noted above, we have not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act.  The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey.  We cooperated with this request, and provided information to the EPA.  We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case.  Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ.  We have continued discussions with the EPA and DOJ.  It is as yet unclear what next steps the DOJ will take in the matter.  We intend to continue cooperating with any future EPA and/or DOJ inquiries.  At this time, we cannot predict the outcome of this inquiry, nor can we reasonably estimate the potential costs that may be associated with its eventual resolution.

We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	59	President and Chief Executive Officer of NVR
Daniel D. Malzahn	45	Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	48	President of NVRM
Eugene J. Bredow	45	Vice President and Controller of NVR

Paul C. Saville was named President and Chief Executive Officer of NVR effective July 1, 2005. Mr. Saville has been employed by NVR since 1981.

Daniel D. Malzahn was named Vice President, Chief Financial Officer and Treasurer of NVR effective February 20, 2013. Prior to February 20, 2013, Mr. Malzahn was Vice President of Planning and Investor Relations of NVR since February 1, 2004.  Mr. Malzahn has been employed by NVR since 1994.

Robert W. Henley was named President of NVRM effective October 1, 2012. Mr. Henley had been serving as interim acting President of NVRM since June 1, 2012. Prior to June 1, 2012, Mr. Henley served as Vice President and Controller of NVR since July 1, 2005.  Mr. Henley has been employed by NVR since 1994.

Eugene J. Bredow was named Vice President and Controller of NVR effective June 1, 2012. Prior to June 1, 2012, Mr. Bredow was the Vice President of Internal Audit and Corporate Governance of NVR since January 2008.  Mr. Bredow has been employed by NVR since 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the New York Stock Exchange under the ticker symbol “NVR.” The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2014 and 2013:

	HIGH	LOW
Prices per Share:
2014
Fourth Quarter	$1,284.50	$1,050.95
Third Quarter	$1,200.00	$1,040.83
Second Quarter	$1,173.78	$1,027.00
First Quarter	$1,220.95	$991.05
2013
Fourth Quarter	$1,042.55	$883.96
Third Quarter	$967.00	$830.00
Second Quarter	$1,084.00	$885.43
First Quarter	$1,100.00	$920.00

As of the close of business on February 17, 2015, there were 303 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.

We had two stock repurchase authorizations outstanding during the quarter ended December 31, 2014. On December 17, 2013 and July 31, 2014, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300 million per authorization of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have an expiration date. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	76,663	$1,127.91	76,663	$242,220,702
November 1 - 30, 2014	—	$—	—	$242,220,702
December 1 - 31, 2014	59,258	$1,208.95	59,258	$170,580,957
Total	135,921	$1,163.24	135,921

The October 2014 repurchase activity included 25,332 shares purchased under the December 17, 2013 authorization, which fully utilized that authorization.  The remaining 51,331 shares were purchased under the July 31, 2014 authorization.

On February 18, 2015, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY

The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 31, 2009 in comparison to the Dow Jones US Home Construction Index and the Dow Jones US Industrial Average Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2009.

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2009	2010	2011	2012	2013	2014
NVR, Inc.	$100	$97	$97	$129	$144	$179
Dow Jones US Industrial Average	$100	$114	$124	$121	$177	$194
Dow Jones US Home Construction	$100	$101	$98	$179	$197	$213

Item 6.	Selected Financial Data.

(in thousands, except per share amounts)

The following tables set forth selected consolidated financial data. The selected income statement and balance sheet data have been derived from our consolidated financial statements for each of the periods presented and are not necessarily indicative of results of future operations. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the accompanying consolidated financial statements and related notes included herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Income Statement Data:
Homebuilding data:
Revenues	$4,375,059	$4,134,481	$3,121,244	$2,611,195	$2,980,758
Gross profit	806,473	710,277	545,605	445,570	542,466
Mortgage Banking data:
Mortgage banking fees	69,509	76,786	63,406	47,954	61,134
Interest income	4,940	4,983	4,504	5,702	5,411
Interest expense	549	545	546	875	1,126
Consolidated data:
Net Income	281,630	266,477	180,588	129,420	206,005
Earnings per share:
Basic	$65.83	$56.25	$36.04	$23.66	$34.96
Diluted	$63.50	$54.81	$35.12	$23.01	$33.42
Weighted average number of shares outstanding:
Basic	4,278	4,737	5,011	5,469	5,893
Diluted	4,435	4,862	5,142	5,624	6,165

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Homebuilding inventory	$869,486	$738,565	$678,131	$533,150	$431,329
Contract land deposits, net	294,676	236,885	191,538	131,930	100,786
Total assets	2,351,335	2,486,148	2,604,842	1,779,485	2,260,061
Notes and loans payable (1)	599,166	599,190	599,745	1,613	92,089
Shareholders’ equity	1,124,255	1,261,352	1,480,477	1,374,799	1,740,374
Cash dividends per share	—	—	—	—	—

(1)	Balance does not include non-recourse debt related to the consolidated variable interest entity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

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

In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots, or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of December 31, 2014, we controlled approximately 62,800 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $348,400 and $1,700, respectively. In addition, we controlled approximately 5,500 lots through joint venture limited liability corporations with an aggregate investment of approximately $82,000. Further, as of December 31, 2014, we had approximately $33,700 in land under development, that once fully developed will result in approximately 480 lots for use in our homebuilding operations. Of the total finished lots expected to be developed, 94 lots are under contract to be sold to an unrelated party under lot purchase agreements. Included in the number of controlled lots are approximately 7,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $56,100 as of December 31, 2014. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, joint ventures and land under development, respectively. Additionally, we have certain properties under contract with land owners that are expected to yield approximately 5,700 lots, which are not included in our number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $2,300 and $3,000, respectively, as of December 31, 2014, of which approximately $2,600 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The housing market recovery continues to be uneven.  During 2014, the housing market experienced some weakness as existing home inventory increased and affordability decreased following increasing prices during 2013.  There has also been an increase in the number of new home communities in many markets.  These factors have resulted in weakness in housing prices in 2014.  The housing market also continues to face challenges from mortgage underwriting standards.

Our new orders, net of cancellations (“New Orders”) for 2014 increased 5% from 2013 while our average new order sales price increased 4% to $373.7 in 2014. Consolidated revenues for the year ended December 31, 2014 totaled $4,375,059, an increase of 6% from $4,134,481 in 2013. Our gross profit margin within our homebuilding business increased to 18.4% in 2014 compared to 17.2% in 2013. Gross profit in 2013 was negatively impacted by two previously disclosed service related accruals totaling approximately $31,600, a 76 basis point reduction to gross profit in 2013.  Net income for 2014 increased 6% from 2013 to $281,630. Diluted earnings per share in 2014 was $63.50, an increase of 16% from 2013. Diluted earnings per share was favorably impacted by our ongoing share repurchase program, under which we repurchased 507,648 shares of our stock at an aggregate purchase price of $567,544 during 2014.

We believe that a continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery, driven by continued improvement in job growth and consumer confidence levels as well as improvement in wage growth and household formation. We expect to face a challenging market in 2015, as a result of the weakness in new home sales prices and increased competition associated with an expected increase in new home communities in our markets.  Due to the strength of our balance sheet, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility.

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2014	2013	2012
Revenues	$4,375,059	$4,134,481	$3,121,244
Cost of sales	$3,568,586	$3,424,204	$2,575,639
Gross profit margin percentage	18.4%	17.2%	17.5%
Selling, general and administrative expenses	$358,851	$313,029	$301,184
Settlements (units)	11,859	11,834	9,843
Average settlement price	$368.5	$349.1	$317.1
New orders (units)	12,389	11,800	10,954
Average new order price	$373.7	$360.4	$328.8
Backlog (units)	5,475	4,945	4,979
Average backlog price	$384.6	$373.2	$346.2
New order cancellation rate	14.6%	14.9%	14.5%

Consolidated Homebuilding Revenues

Homebuilding revenues increased 6% in 2014 compared to 2013 primarily as a result of a 6% increase in the average settlement price, while the number of units settled was flat year over year.  The increase in the average settlement price was primarily attributable to the average price of homes in backlog being approximately 8% higher entering 2014 compared to 2013 and a 5% higher average sales price of New Orders for the first six months of 2014 compared to the same period in 2013.  The higher average price of homes in backlog entering 2014 was attributable to the aforementioned increasing prices in 2013.

Homebuilding revenues in 2013 increased 32% from 2012, as a result of a 20% increase in the number of homes settled and a 10% increase in the average settlement price year over year. The increase in the number of homes settled was primarily attributable to a 35% higher beginning backlog unit balance entering 2013 compared to 2012, offset partially by a lower backlog turnover rate in 2013 compared to 2012. Average settlement prices in 2013 were favorably impacted primarily by a 10% higher average price of homes in backlog entering 2013 compared to the average price of homes in backlog entering 2012 and a 10% higher average sales price of New Orders for the first six months of 2013 compared to 2012. The higher beginning backlog balance and average sales prices were driven by the favorable market conditions experienced in the second half of 2012.

Consolidated Homebuilding New Orders

The number of New Orders and the average sales price of New Orders increased 5% and 4%, respectively, during 2014 when compared to 2013.  New Orders were higher due to the 8% increase in the average number of active communities year over year, offset partially by lower sales absorption rates in many of our markets.  Average sales prices were higher in each of our market segments year over year as a result of favorable market conditions in 2013, which led to higher prices entering 2014.

The number of New Orders and the average sales price of New Orders in 2013 increased 8% and 10%, respectively, when compared to 2012. New Orders and the average sales price were higher year over year in each of our market segments. The increase in New Orders was driven by a 12% increase in the number of active communities year over year, offset partially by a lower absorption rate in 2013. In addition, our December 2012 acquisition of Heartland Homes added 355 New Orders in 2013. The increase in active communities and pricing in 2013 was attributable to the favorable market conditions through the first half of 2013.

Consolidated Homebuilding Gross Profit

Gross profit margins in 2014 increased to 18.4% compared to 17.2% in 2013.  Gross profit margins were favorably impacted by our average settlement prices increasing at a higher rate than material and lot costs year over year, as well as by a relative shift in settlements to our Mid-Atlantic and North East segments which have higher average gross profit margins. As noted in the Overview section above, gross profit margins in 2013 were negatively impacted by two service related accruals which reduced the 2013 gross profit margin by 76 basis points.  We expect continued gross margin pressure over the next several quarters due to weakness in sales prices.

Gross profit margins in 2013 decreased to 17.2% from 17.5% in 2012. Gross profit margins were negatively impacted in 2013 by two service related accruals totaling approximately $31,600 (see Note 13 in the accompanying consolidated financial statements for additional discussion of service accruals). Excluding these charges, gross profit margin was 17.9% in 2013, an increase of 46 basis points from the prior year. Gross profit margins were favorably impacted by higher settlement volume in 2013 allowing us to better leverage our operating costs, partially offset by higher construction costs, including lumber and certain other commodity costs, year over year.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)

SG&A expenses in 2014 increased approximately $45,800, or 15%, compared to 2013 and increased as a percentage of revenue to 8.2% from 7.6% year over year.  The increase in SG&A expenses was attributable to an approximate $26,000 increase in equity-based compensation expense and an approximate $14,100 increase in sales and marketing expenses in 2014.  Equity-based compensation expense increased primarily due to the granting of non-qualified stock options (“Options”) under the 2014 Equity Incentive Plan (the “2014 Plan”) following shareholder approval of the 2014 Plan in May 2014 and restricted share unit (“RSUs”) grants in the second quarter of 2013. In addition, in 2013 we recorded a reversal of approximately $7,100 in equity-based compensation expense as a result of an adjustment to our stock option forfeiture rates based on our actual forfeiture experience. Sales and marketing expenses increased due primarily to an increase in model home expenditures attributable to the 8% increase in the number of active communities.

SG&A expenses in 2013 increased approximately $11,800, or 4%, compared to 2012, but as a percentage of revenue decreased to 7.6% in 2013 from 9.7% in 2012. The increase in SG&A expenses was attributable to increases of approximately $20,300 in personnel costs in 2013 due to an increase in headcount year over year. In addition, sales and marketing expenses were approximately $14,400 higher in 2013 due to the increase in the number of active communities. These cost increases were partially offset by an approximate $28,700 reduction in equity-based compensation expense in 2013 compared to 2012. Equity-based compensation expense was favorably impacted as a result of the restricted share units (“RSUs”) issued in 2010 becoming fully vested as of December 31, 2012 and the reversal of approximately $7,100 in equity-based compensation expense previously recorded to SG&A expense as we adjusted our stock option forfeiture rates based on our actual forfeiture experience. These reductions were offset partially by equity-based compensation expense incurred in 2013 related to RSUs issued in May 2013. The decrease in SG&A costs as a percentage of revenue was driven by the 32% increase in revenue in 2013, allowing us to better leverage our overhead costs.

Consolidated Homebuilding Backlog

Backlog units and dollars increased approximately 11% to 5,475 units and 14% to $2,105,635, respectively, as of December 31, 2014 compared to 4,945 units and $1,845,600, respectively, as of December 31, 2013.  Backlog units were higher primarily due to a 13% increase in New Orders for the six month period ended December 31, 2014 compared to the same period in 2013.  Backlog dollars were favorably impacted by the 11% increase in the backlog unit balance and a 3% higher average price of homes in backlog year over year.  The average price of homes in backlog was favorably impacted by a 2% increase in the average sales price of New Orders for the six month period ended December 31, 2014 compared to the same period in 2013.

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

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in each of 2014, 2013 and 2012. Additionally, during each of 2014, 2013 and 2012, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2014 backlog during 2015. See “Risk Factors” in Item 1A of this Form 10-K.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis of Financial Condition and Results of Operations. For presentation purposes below, the contract land deposit reserve at December 31, 2014 and 2013 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $4,700 and $2,500 at December 31, 2014 and 2013, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Mid Atlantic	$2,617,108	$2,439,387	$1,877,905
North East	376,862	332,681	278,715
Mid East	892,513	908,198	630,367
South East	488,576	454,215	334,257

	Year Ended December 31,
	2014	2013	2012
Gross profit margin:
Mid Atlantic	$499,172	$461,481	$345,009
North East	70,462	45,860	48,329
Mid East	141,146	142,331	103,128
South East	89,544	77,277	55,788

	Year Ended December 31,
	2014	2013	2012
Segment profit:
Mid Atlantic	$271,965	$276,399	$189,089
North East	33,390	14,294	21,529
Mid East	47,538	55,537	39,847
South East	37,525	35,001	20,674

	Year Ended December 31,
	2014	2013	2012
Gross profit margin percentage:
Mid Atlantic	19.1%	18.9%	18.4%
North East	18.7%	13.8%	17.3%
Mid East	15.8%	15.7%	16.4%
South East	18.3%	17.0%	16.7%

Segment Operating Activity:

	Year Ended December 31,
	2014		2013		2012
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	6,129	$426.3	6,029	$404.0	5,047	$372.1
North East	1,089	$346.1	1,013	$328.4	889	$313.5
Mid East	2,845	$313.6	3,023	$300.4	2,472	$255.0
South East	1,796	$271.9	1,769	$256.7	1,435	$232.8
Total	11,859	$368.5	11,834	$349.1	9,843	$317.1

	Year Ended December 31,
	2014		2013		2012
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	6,365	$431.4	6,056	$416.7	5,757	$382.9
North East	1,182	$347.8	1,075	$335.5	946	$325.3
Mid East	2,963	$320.6	2,903	$309.5	2,625	$264.2
South East	1,879	$278.1	1,766	$265.9	1,626	$243.7
Total	12,389	$373.7	11,800	$360.4	10,954	$328.8

	Year Ended December 31,
	2014		2013		2012
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	2,946	$434.2	2,710	$422.7	2,683	$394.2
North East	588	$349.1	495	$345.5	433	$330.2
Mid East	1,150	$340.2	1,032	$323.0	1,152	$297.8
South East	791	$290.7	708	$276.5	711	$253.4
Total	5,475	$384.6	4,945	$373.2	4,979	$346.2

Operating Data:

	Year Ended December 31,
	2014	2013	2012
New order cancellation rate:
Mid Atlantic	14.9%	14.9%	13.4%
North East	14.8%	15.0%	16.8%
Mid East	12.5%	13.5%	15.0%
South East	16.6%	16.8%	16.0%

	Year Ended December 31,
	2014	2013	2012
Average active communities:
Mid Atlantic	245	220	198
North East	44	39	38
Mid East	127	125	105
South East	72	67	63
Total	488	451	404

Homebuilding Inventory:

	As of December 31,
	2014	2013
Sold inventory:
Mid Atlantic	$435,833	$354,407
North East	61,233	$57,541
Mid East	115,210	$93,189
South East	73,223	$57,631
Total (1)	$685,499	$562,768

	As of December 31,
	2014	2013
Unsold lots and housing units inventory:
Mid Atlantic	$103,685	$77,266
North East	5,528	$3,881
Mid East	8,953	$12,772
South East	12,051	$8,834
Total (1) (2)	$130,217	$102,753

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

(2)	The year over year increases in unsold inventory are primarily due to the transfer of costs attributable to completed lots from our land under development to unsold inventory.

	Year Ended December 31,
	2014	2013	2012
Sold and unsold inventory impairments:
Mid Atlantic	$530	$222	$349
North East	21	47	19
Mid East	649	923	72
South East	—	82	102
Total	$1,200	$1,274	$542

Lots Controlled and Land Deposits:

	As of December 31,
	2014	2013
Total lots controlled:
Mid Atlantic	32,800	32,600
North East	6,000	5,400
Mid East	17,400	16,400
South East	12,500	10,200
Total	68,700	64,600

	As of December 31,
	2014	2013
Lots included in impairment reserve:
Mid Atlantic	3,700	4,400
North East	600	900
Mid East	2,500	2,600
South East	1,000	1,300
Total	7,800	9,200

	As of December 31,
	2014	2013
Contract land deposits, net:
Mid Atlantic	$188,747	$156,570
North East	27,900	16,174
Mid East	40,061	39,907
South East	42,642	26,693
Total	$299,350	$239,344

	Year Ended December 31,
	2014	2013	2012
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$1,098	$(715)	$464
North East	1,647	803	1,588
Mid East	149	173	1,075
South East	493	119	203
Total	$3,387	$380	$3,330

Mid Atlantic

2014 versus 2013

The Mid Atlantic segment had an approximate $4,400, or 2%, decrease in segment profit in 2014 compared to 2013.  Segment profit was negatively impacted by higher SG&A expense attributable to an 11% increase in the average number of active communities year over year and an increase in the corporate capital allocation due primarily to higher inventory levels. Segment revenues increased approximately $177,700, or 7%, year over year due primarily to a 6% increase in the average settlement price in 2014 compared to 2013.  The average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The Mid Atlantic segment’s gross profit margin percentage was flat year over year; however, as noted below, the gross profit margin in 2013 was negatively impacted by a service related accrual which reduced 2013 gross profit margin by 64 basis points.  Excluding this charge, gross profit margin decreased 49 basis points to 19.1% in 2014. Current year gross profit margin was negatively impacted by an increase in certain material costs.

Segment New Orders and the average sales price for New Orders in 2014 increased 5% and 4%, respectively, compared to 2013.  New Orders were favorably impacted by an 11% increase in the average number of active communities in 2014 compared to 2013, offset partially by lower absorption rates attributable to lower traffic levels year over year.  The increase in the average sales price of New Orders was attributable to the favorable market conditions in 2013, which led to higher average sales prices entering 2014.

2013 versus 2012

The Mid Atlantic segment had an approximate $87,300, or 46%, increase in segment profit in 2013 compared to 2012. The increase in segment profit was driven by the increase of approximately $561,500, or 30%, in revenues year over year due to a 20% increase in the number of units settled and a 9% increase in the average settlement price. The increase in units settled was attributable to a 36% higher backlog unit balance entering 2013 compared to the backlog unit balance entering 2012, offset partially by a lower backlog turnover rate year over year. Settlements were also favorably impacted by a 14% increase in New Orders for the first six months of 2013 compared to the same period in 2012. Average settlement prices were higher due to a 6% higher average price of homes in backlog entering 2013 compared to the same period in 2012 and a 10% higher average sales price for New Orders during the first six months of 2013 compared to the same period in 2012. Gross profit margins in 2013 were negatively impacted by a previously disclosed service related accrual of approximately $15,600, or 64 basis points of revenue. Excluding this charge, gross profit margin increased 119 basis points to 19.6% in 2013 due to increased settlement volume, which allowed us to better leverage certain operating costs.

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

North East

2014 versus 2013

The North East segment had an approximate $19,100, or 134%, increase in segment profit in 2014 compared to 2013.  As discussed below, segment profit in 2013 was negatively impacted by a charge of approximately $12,700 related to a service related accrual.  Excluding that charge in the prior year, segment profit increased approximately $6,400, or 24%, year over year. The increase in segment profit was driven by an increase of approximately $44,200, or 13%, in revenues year over year due to an 8% increase in the number of units settled, coupled with a 5% increase in the average settlement price. The increase in units settled was attributable to a 14% higher backlog unit balance entering 2014 compared to the backlog unit balance entering 2013.  The increase in the average settlement price was driven by a 5% higher average price of homes in backlog entering 2014 compared to the same period in 2013 and a shift in settlements to higher priced markets. The North East segment’s gross profit margin increased to 18.7% in 2014 from 13.8% in 2013.  Excluding the previously discussed service accrual which reduced gross profit margin in 2013 by 382 basis points, gross profit margin increased 109 basis points year over year.  Gross profit margin was favorably impacted by a shift in settlements to higher priced markets with higher gross margins and by increased settlement volume, which allowed us to better leverage certain operating costs in 2014.

Segment New Orders and the average sales price of New Orders increased approximately 10% and 4%, respectively, in 2014 compared to 2013.  The increase in New Orders was driven by an 11% increase in the average number of active communities. The increase in the average sales price of New Orders was attributable to a shift in sales to higher priced markets and to higher priced communities in certain markets.

2013 versus 2012

The North East segment had an approximate $7,200, or 34%, decrease in segment profit in 2013 compared to 2012. The decrease was attributable to a charge in the fourth quarter of 2013 to increase the warranty accrual for a previously disclosed non-recurring service issue. Excluding this charge to the segment of approximately $12,700, segment profit increased approximately $5,500, or 25%, compared to 2012. Revenues in the segment increased approximately $54,000, or 19%, year over year due to a 14% increase in the number of units settled, coupled with a 5% increase in the average settlement price. The increase in units settled was attributable to a 15% higher backlog unit balance entering 2013 as compared to the backlog unit balance entering 2012, in addition to a 15% increase in New Orders for the first six months of 2013 compared to the same period in 2012. The average settlement price increased year over year due to a 9% higher average price of homes in backlog entering 2013 compared to the same period in 2012, and a 1% higher average sales price for New Orders during the first six months of 2013 compared to 2012. The North East segment’s gross profit margin percentage was down 356 basis points year over year. Excluding the warranty accrual charge discussed above of approximately $12,700, or 382 basis points of revenue, gross profit margin for the segment was 17.6%, an increase of 27 basis points compared to 2012.

Segment New Orders and the average sales price increased approximately 14% and 3%, respectively, in 2013 from 2012. New Orders were favorably impacted by higher sales absorption levels attributable to favorable market conditions through the first half of 2013 and a decrease in the cancellation rate year over year.

Mid East

2014 versus 2013

The Mid East segment had an approximate $8,000, or 14%, decrease in segment profit in 2014 compared to 2013. The decrease in segment profit was driven by a decrease in revenues of approximately $15,700, or 2%, year over year due primarily to a 6% decrease in the number of units settled, offset partially by a 4% increase in the average settlement price. The decrease in settlements was primarily attributable to a 10% lower backlog unit balance entering 2014 compared to the backlog unit balance entering 2013.  The average settlement price was favorably impacted by an 8% higher average price of homes in backlog entering 2014 compared to the same period in 2013 and a 3% higher average sales price for New Orders during the first six months of 2014 compared to the same period in 2013. The segment’s gross profit margin in 2014 of 15.8% was flat with 2013 as higher average settlement prices were offset by increases in certain material costs year over year. Segment New Orders and the average sales price of New Orders increased 2% and 4%, respectively, in 2014 compared to 2013.

2013 versus 2012

The Mid East segment had an approximate $15,700, or 39%, increase in segment profit in 2013 compared to 2012. The increase in segment profit was driven by an increase in revenues of approximately $277,800, or 44%, year over year due to a 22% increase in the number of units settled and an 18% increase in the average settlement price. The increase in settlements was primarily attributable to a 43% higher backlog unit balance entering 2013 compared to the same period in 2012, coupled with a 21% increase in New Orders during the first half of 2013 compared to the same period in 2012. The higher backlog balance entering 2013 was in part attributable to our Heartland Homes acquisition, which added approximately 200 units and $81,600 to backlog at December 31, 2013. Average settlement prices were higher due to a 21% higher average price of homes in backlog entering 2013 compared to 2012 resulting from a shift in mix to higher priced communities as well as to the higher average price of homes in the backlog acquired from Heartland Homes. In addition, the average settlement price was favorably impacted by a 17% increase in the average New Order sales price during the first half of 2013 compared to the same period in 2012. Gross profit margin decreased to 15.7% in 2013 from 16.4% in 2012, due to the lower average gross profit margins associated with the Heartland Homes backlog acquired, and higher construction costs, including lumber and certain other commodity costs. These cost increases were partially offset by the favorable impact of increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price for New Orders increased 11% and 17%, respectively, during 2013 compared to 2012. New Orders primarily increased due to 355 New Orders from Heartland Homes. The increase in the average New Order sales price was attributable to a shift in mix to higher priced communities in certain markets, including higher average sales prices associated with the Heartland Homes New Orders, coupled with favorable market conditions through the first half of 2013 which allowed us to increase prices in certain markets.

South East

2014 versus 2013

The South East segment had an approximate $2,500, or 7%, increase in segment profit in 2014 compared to 2013. Segment revenues increased approximately $34,400, or 8%, year over year due to a 2% increase in the number of units settled and a 6% increase in the average settlement price. The average settlement price in 2014 was favorably impacted by a 9% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The South East segment’s gross profit margin increased to 18.3% in 2014 from 17.0% in 2013, due primarily to our average settlement prices increasing at a higher rate than lot and certain material costs year over year.

Segment New Orders and the average sales price for New Orders increased 6% and 5%, respectively, in 2014 compared to 2013.  New Orders were favorably impacted by an 8% increase in the number of active communities in 2014 compared to 2013, offset partially by lower absorption levels attributable to lower traffic levels year over year.  The increase in the average sales price for New Orders in 2014 was attributable to the introduction of our NVHomes product line in the Raleigh market in 2014, which sells at a higher price point, and to a shift in mix in New Orders to higher priced markets.

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

	Year Ended December 31,
	2014	2013	2012
Homebuilding Consolidated Gross Profit:
Mid Atlantic	$499,172	$461,481	$345,009
North East	70,462	45,860	48,329
Mid East	141,146	142,331	103,128
South East	89,544	77,277	55,788
Consolidation adjustments and other	6,149	(16,672)	(6,649)
Consolidated homebuilding gross profit	$806,473	$710,277	$545,605

	Year Ended December 31,
	2014	2013	2012
Homebuilding Consolidated Profit Before Tax:
Mid Atlantic	$271,965	$276,399	$189,089
North East	33,390	14,294	21,529
Mid East	47,538	55,537	39,847
South East	37,525	35,001	20,674
Reconciling items:
Contract land deposit impairment reserve (1)	3,612	5,313	5,333
Equity-based compensation expense (2)	(58,501)	(31,547)	(60,859)
Corporate capital allocation (3)	152,140	116,457	91,507
Unallocated corporate overhead	(61,108)	(72,703)	(70,258)
Consolidation adjustments and other	23,867	2,362	10,858
Corporate interest expense (4)	(22,544)	(21,743)	(6,796)
Reconciling items sub-total	37,466	(1,861)	(30,215)
Homebuilding consolidated profit before taxes	$427,884	$379,370	$240,924

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

The increase in equity-based compensation in 2014 is primarily attributable to the issuance of Options under the 2014 Plan in May 2014 and RSUs issued in the second quarter of 2013.  Equity-based compensation expense was lower in 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan becoming fully vested effective December 31, 2012 and an approximate $7,450 pre-tax compensation expense reversal attributable to an adjustment of our option forfeiture rates based on our actual forfeiture experience. These reductions were partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in the second quarter of 2013 under the 2010 Equity Incentive Plan.

(3)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2014	2013	2012
Mid Atlantic	$96,328	$72,271	$59,144
North East	12,107	9,461	8,187
Mid East	26,299	22,580	15,039
South East	17,406	12,145	9,137
Total	$152,140	$116,457	$91,507

(4)	Corporate interest expense is attributable primarily to interest on our Senior Notes which were issued in the third quarter of 2012.

Mortgage Banking Segment

We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment’s customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2014	2013	2012
Loan closing volume:
Total principal	$2,833,612	$2,538,072	$2,206,092

Loan volume mix:
Adjustable rate mortgages	17%	6%	5%
Fixed-rate mortgages	83%	94%	95%

Operating profit:
Segment profit	$30,388	$42,075	$38,135
Equity-based compensation expense	(4,726)	(2,749)	(3,982)
Mortgage banking income before tax	$25,662	$39,326	$34,153

Capture rate:	84%	81%	87%

Mortgage banking fees:
Net gain on sale of loans	$47,791	$56,528	$47,019
Title services	21,292	19,862	15,977
Servicing fees	426	396	410
	$69,509	$76,786	$63,406

2014 versus 2013

Loan closing volume for the year ended December 31, 2014 increased 12% from 2013.  The increase was primarily attributable to a 6% increase in the number of units closed and a 5% increase in the average loan amount year over year.  The increase in the number of units closed is attributable to an increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase a home (“Capture Rate”).  The Capture Rate increased from 81% in 2013 to 84% in 2014. The increase in the average loan amount is primarily attributable to the aforementioned increase in the homebuilding segment’s average settlement prices in 2014 as compared to 2013.

Segment profit for the year ended December 31, 2014 decreased approximately $11,700 from 2013.  The decrease in segment profit was primarily attributable to an approximate $7,300 decrease in mortgage banking fees and an approximate $4,400 increase in general and administrative expenses.  The decrease in mortgage banking fees was primarily attributable to a decrease in secondary marketing fees due to a product mix shift out of fixed rate government product due to increased consumer costs on FHA mortgage loans, and an increase in adjustable rate loans which generally are less profitable than fixed rate products. The relative product mix shift from fixed rate to adjustable rate products is attributable to interest rate volatility in 2014. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of a 12% increase in average headcount in 2014 compared to 2013.

2013 versus 2012

Loan closing volume for the year ended December 31, 2013 increased 15% from 2012. The increase was primarily attributable to a 7% increase in the number of units closed and an 8% increase in the average loan amount year over year. The increase in the number of units closed and the increase in the average loan amount were primarily attributable to increases in the homebuilding segment’s number of units settled and average settlement prices in 2013 as compared to 2012, partially offset by a decrease in NVRM’s Capture Rate. The Capture Rate decreased from 87% in 2012 to 81% in 2013 primarily due to a more competitive market for mortgage loans as other lenders’ refinancing activity slowed.

Segment profit for the year ended December 31, 2013 increased approximately $3,900 from 2012. The increase in segment profit was primarily attributable to an approximate $13,400 increase in mortgage banking fees, partially offset by an approximate $10,000 increase in general and administrative expenses. The increase in mortgage banking fees was primarily attributable to a 15% increase in closed loan volume and an increase in secondary marketing fees. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of a 43% increase in headcount compared to 2012.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At December 31, 2014, we had an allowance for loan losses of approximately $10,000. Although we consider the allowance for loan losses reflected on the December 31, 2014 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding segment’s customers for business.  If New Orders and sales prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.  In addition, the mortgage segment’s operating results may be adversely affected in future periods due to the continued tightening and volatility of the credit markets, changes in investor funding times, as well as increased regulation of mortgage lending practices.  The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted on July 21, 2010, contains numerous provisions affecting residential mortgages and mortgage lending practices. The CFPB implemented rules in January 2014, including “Ability to Repay” underwriting provisions, definition and parameters of “Qualified Mortgages” and the establishment of certain protections from liability under “Ability to Repay” provisions for “Qualified Mortgages”.  The CFPB’s rulemaking also included limitations on certain fees and loan officer compensation requirements.  Additional rules regarding loan estimates and the integrated mortgage disclosures consumers receive in connection with applying for and closing on a mortgage loan are scheduled to be implemented in August 2015.  Although we do not expect these new requirements to significantly impact our mortgage business, increased regulation may impact the cost and availability of the mortgage services available to our homebuyers.

Seasonality

Overall, we do not experience material seasonal fluctuations in sales, settlements or loan closings.

Effective Tax Rate

Our consolidated effective tax rate in 2014, 2013 and 2012 was 37.90%, 36.36% and 34.35%, respectively. During 2014, we recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions. During 2012, we reduced our provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with, and an audit by, certain taxing authorities during 2012 which led us to update our evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in U.S generally accepted accounting principles (“GAAP”) when it becomes effective.  The standard is effective for the Company on January 1, 2017.  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

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

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 5, 2012, we filed a Shelf Registration Statement (the “Shelf”) with the SEC to register for future offer and sale an unlimited amount of debt securities, common shares, preferred shares, depositary shares representing preferred shares and warrants. On September 10, 2012, we issued $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 under the Shelf. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. The proceeds from the Senior Notes issuance were used for general corporate purposes, which includes repurchases of our common shares.

Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 30, 2014, NVRM renewed and amended its repurchase agreement with U.S. Bank National Association which provides for loan purchases up to $25,000, subject to certain sub-limits (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 29, 2015. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.825%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2014. At December 31, 2014, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401K Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2014. For the year ended December 31, 2014, we repurchased 507,648 shares of our common stock at an aggregate purchase price of $567,544. As of December 31, 2014, we had approximately $170,600 available under a Board approved repurchase authorization.

Cash Flows

For the year ended December 31, 2014, cash and cash equivalents decreased by $320,834.  Net cash provided by operating activities was $184,549.  Cash was provided by homebuilding operations and net proceeds of $55,830 from mortgage loan activity.  Cash was used to fund the increase in homebuilding inventory of $127,729, as a result of an increase in the number of units under construction at December 31, 2014 compared to December 31, 2013.  Cash was also used to fund the $57,566 increase in contract land deposits year over year.  Investing activities in 2014 used net cash of $19,082 due primarily to the addition of $31,672 in property, plant and equipment, offset partially by the receipt of $11,569 of capital distributions from unconsolidated joint ventures. Net cash used in financing activities was $486,301, due primarily to our repurchase of 507,648 shares of our common stock for an aggregate purchase price of $567,544 under our ongoing common stock repurchase program discussed above. This use of cash in financing activities was partially offset by $76,153 in proceeds from stock option exercises.

For the year ended December 31, 2013, cash and cash equivalents decreased by $287,254. Net cash provided by operating activities was $270,222. Cash was provided by homebuilding operations and by an increase of $114,456 in accounts payable, accrued expenses and customer deposits in 2013 compared to 2012. Accounts payables were higher due primarily to an increase in our inventory levels, while accrued expenses were higher due to increased warranty reserves and income taxes payable attributable to our increased earnings. Cash was used to fund the increase to homebuilding inventory of $52,861, due to increased units under construction at the end of 2013 compared to 2012. In addition, cash was used to fund the $40,034 increase in contract land deposits year over year. Investing activities during 2013 used net cash of $34,477, primarily as a result of investments in unconsolidated joint ventures totaling $22,850. Cash was also used for the purchase of property, plant and equipment totaling $19,016 during 2013. These uses of cash from investing activities were partially offset by capital distributions of $6,782 received from our unconsolidated joint ventures. Net cash used in financing activities was $522,999, due primarily to our purchase of treasury stock. During 2013, we repurchased 581,387 shares of our common stock for an aggregate purchase price of $554,491. This use of cash in financing activities was partially offset by $13,957 in proceeds from stock option exercises and the realization of $20,636 in excess income tax benefits from equity-based compensation plan activity and deferred compensation plan distributions.

For the year ended December 31, 2012, cash and cash equivalents increased by $672,713. Net cash provided by operating activities was $264,384. Cash was provided by homebuilding operations and by an approximate $63,400 decrease in mortgage loans held for sale. In addition, cash was provided by an increase of $110,396 in accounts payable, accrued expenses and customer deposits in 2012 compared to 2011. Payables were higher due primarily to an increase in our inventory levels. The increase in accrued expenses and customer deposits were attributable to increased management incentive accruals associated with improved financial results and an increase in customer deposits associated with increased sales volume. Cash provided by homebuilding operations was used to fund the increase to homebuilding inventory of $97,750, as a result of an increase in the units under construction at the end of 2012 compared to 2011. In addition, cash was used to fund the $53,942 increase in contract land deposits year over year. Investing activities during 2012 used net cash of $22,611, primarily as a result of the acquisition of Heartland Homes on December 31, 2012. In addition, cash was used for the purchase of property, plant and equipment totaling $12,365 during 2012. These uses of cash in investing activities were partially offset by capital distributions received from our unconsolidated joint ventures. Net cash provided by financing activities was $430,940, due primarily to the receipt of $593,866 in net proceeds from the issuance of the Senior Notes and $73,211 in proceeds from stock option exercises. During 2012, we spent $227,281 to repurchase 285,495 shares of our common stock. In addition, cash was used in the repayment of $21,910 of loans assumed in the acquisition of Heartland Homes.

At December 31, 2014 and 2013, the homebuilding segment had restricted cash of $24,106 and $20,563, respectively, which is included in “Other assets” on the accompanying consolidated balance sheets. The restricted cash balances relate primarily to holding requirements for outstanding letters of credit issued under our letter of credit agreement and customer deposits for certain home sales.

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

At December 31, 2014, we controlled approximately 68,700 lots through lot purchase agreements, joint ventures and land under development, with an aggregate purchase price of approximately $6,300,000. These lots are controlled by making or committing to make deposits of approximately $425,300 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to our $350,100 in deposits paid, plus $75,200 related to deposits to be paid subsequent to December 31, 2014 assuming that contractual development milestones are met by the developers (see Contractual Obligations section below). Of the $350,100 deposit total, approximately $348,400 was in cash and approximately $1,700 was in letters of credit which had been issued as of December 31, 2014. As of December 31, 2014, we had recorded an impairment valuation allowance of approximately $56,100 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2014, we had funding commitments totaling $11,850 to two of our joint ventures. In addition, we have certain properties under contract with land owners that are expected to yield approximately 5,700 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit totaling approximately $2,300 and $3,000, respectively as of December 31, 2014, of which approximately $2,600 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting related to variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $59,400 of contingent obligations under such agreements as of December 31, 2014, inclusive of the $4,700 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, our mortgage banking segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2014, we had contractual commitments to extend credit to borrowers aggregating $237,989 and open forward delivery contracts aggregating $424,966, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting).

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2014, were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$600,000	$—	$—	$—	$600,000
Interest on debt (1)	189,534	23,700	47,400	47,400	71,034
Operating leases (2)	107,289	24,012	32,376	22,809	28,092
Purchase obligations (3)	76,679	*	*	*	*
Executive Officer employment contracts (4)	2,625	2,625	—	—	—
Uncertain tax positions (5)	29,902	*	*	*	*
Total	$1,006,029	$50,337	$79,776	$70,209	$699,126

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.
(2)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.
(3)

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

(4)

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

(5)	Due to the nature of the uncertain tax positions, we are unable to make a reasonable estimate as to the period of settlement with the respective taxing authorities.

Critical Accounting Policies

General

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.

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

At December 31, 2014, we had approximately $33,700 in land under development in four separate communities. In addition, at December 31, 2014, we had an aggregate investment totaling approximately $82,000 in five separate joint ventures that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the joint ventures had any indicators of impairment at December 31, 2014. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2014 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2014 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Equity-Based Compensation Expense

Compensation costs related to our equity-based compensation plans are recognized within our income statement. The costs recognized are based on the grant-date fair value. Compensation cost for share-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation expense, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved.

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

In addition, when recognizing stock based compensation cost related to “performance condition” option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during 2014 through 2016.  While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition option grants that would otherwise have been recognized to date.  Although we believe that the compensation costs recognized in 2014 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the December 31, 2014 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

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

NVRM has available a mortgage Repurchase Agreement, which provides for loan repurchases up to $25,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.825%. At December 31, 2014, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2014. The table does not include the debt of our consolidated joint venture as it is non-recourse to us. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement would also be assumed to mature in the first year.

	Maturities (000's)
									Fair
	2015	2016	2017	2018	2019	Thereafter		Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$203,305	—	—	—	—	—		$203,305	$205,664
Average interest rate	3.8%	—	—	—	—	—		3.8%

Other:
Forward trades of mortgage-backed securities (a)	$(909)	—	—	—	—	—		$(909)	$(909)
Forward loan commitments (a)	$2,374	—	—	—	—	—		$2,374	$2,374

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$474,205	—	—	—	—	—		$474,205	$474,205
Average interest rate	0.3%	—	—	—	—	—		0.3%

Interest rate sensitive liabilities:
Fixed rate obligations (b)	$—	—	—	—	—	$600,00	0	$600,000	$622,800
Average interest rate	—	—	—	—	—	4.0%		4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.
(b)	The Senior Notes mature in 2022.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2014 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2015. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of this Form 10-K.

Item 11.	Executive Compensation.

Item 11 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2015.

Equity Compensation Plan Information

The table below sets forth information as of the end of our 2014 fiscal year for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,086,851	$945.26	362,123
Equity compensation plans not approved by security holders	169,658	$651.15	—
Total	1,256,509	$905.54	362,123

(1)

This category includes the RSUs authorized by the 2010 Equity Incentive Plan, which was approved by our shareholders at the May 4, 2010 Annual Meeting. At December 31, 2014, there are 55,494 RSUs outstanding, issued at a $0 exercise price. Of the total 362,123 shares remaining available for future issuance, up to 33,106 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans excluding outstanding RSUs was $996.12.

Equity compensation plans approved by our shareholders include the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; the 2010 Equity Incentive Plan; and the 2014 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2015.

Item 14.	Principal Accountant Fees and Services.

Item 14 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc. - Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 3.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.2 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

Exhibit Number	Description
4.1

Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed on April 23, 1998 and incorporated herein by reference.

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

10.7*	Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated February 19, 2013. Filed as Exhibit 10.8 to NVR’s Form 10-K filed on February 19, 2013 and incorporated herein by reference.
10.8*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed on June 13, 1997 and incorporated herein by reference.
10.9*	Employee Stock Ownership Plan of NVR, Inc. Incorporated herein by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.
10.10*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed on June 4, 1999 and incorporated herein by reference.
10.11*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed on June 4, 1999 and incorporated herein by reference.
10.12*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed on March 8, 2001 and incorporated herein by reference.
10.13*	NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on December 16, 2005 and incorporated herein by reference.
10.14*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.15*	NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Form S-8 (No. 333-195756) filed on May 7, 2014 and incorporated herein by reference.
10.16*

The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.17*

The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.18*

The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.3 to NVR’s Form 8-K filed on May 7, 2014 and incorporated herein by reference.

Exhibit Number	Description
10.19*

The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.20*	NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Form S-8 (No. 333-166512) filed on May 4, 2010 and incorporated herein by reference.
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

10.23*

The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s Form 10-Q filed on July 30, 2013 and incorporated herein by reference.

10.24*

The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.4 to NVR’s Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.25*

The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Form 8-K filed on January 3, 2008 and incorporated herein by reference.

10.26*

The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.27*	Summary of 2015 Named Executive Officer annual incentive compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 19, 2015
Dwight C. Schar
/s/ C. E. Andrews	Director	February 19, 2015
C. E. Andrews
/s/ Robert C. Butler	Director	February 19, 2015
Robert C. Butler
/s/ Timothy M. Donahue	Director	February 19, 2015
Timothy M. Donahue
/s/ Thomas D. Eckert	Director	February 19, 2015
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 19, 2015
Alfred E. Festa
/s/ Ed Grier	Director	February 19, 2015
Ed Grier
/s/ Manuel H. Johnson	Director	February 19, 2015
Manuel H. Johnson
/s/ Mel Martinez	Director	February 19, 2015
Mel Martinez
/s/ William A. Moran	Director	February 19, 2015
William A. Moran
/s/ David A. Preiser	Director	February 19, 2015
David A. Preiser
/s/ W. Grady Rosier	Director	February 19, 2015
W. Grady Rosier
/s/ Paul W. Whetsell	Director	February 19, 2015
Paul W. Whetsell
/s/ Paul C. Saville	Principal Executive Officer	February 19, 2015
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 19, 2015
Daniel D. Malzahn
/s/ Eugene J. Bredow	Principal Accounting Officer	February 19, 2015
Eugene J. Bredow

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 19, 2015

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS

Homebuilding:
Cash and cash equivalents	$514,780	$844,274
Receivables	10,021	9,529
Inventory:
Lots and housing units, covered under sales agreements with customers	690,955	568,831
Unsold lots and housing units	131,938	117,467
Land under development	33,689	41,328
Building materials and other	12,904	10,939
	869,486	738,565

Assets related to consolidated variable interest entity	3,590	7,268
Contract land deposits, net	294,676	236,885
Property, plant and equipment, net	46,242	32,599
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	5,364	6,747
Deferred tax assets, net	165,189	162,378
Other assets	137,091	145,555
	2,088,019	2,225,380

Mortgage Banking:
Cash and cash equivalents	30,158	21,311
Mortgage loans held for sale, net	205,664	210,641
Property and equipment, net	6,189	4,699
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	13,958	16,770
	263,316	260,768
Total assets	$2,351,335	$2,486,148

LIABILITIES AND SHAREHOLDERS' EQUITY

Homebuilding:
Accounts payable	$204,622	$181,687
Accrued expenses and other liabilities	289,058	316,227
Liabilities related to consolidated variable interest entity	1,618	1,646
Non-recourse debt related to consolidated variable interest entity	64	3,365
Customer deposits	106,755	101,022
Senior notes	599,166	599,075
	1,201,283	1,203,022
Mortgage Banking:
Accounts payable and other liabilities	25,797	21,774
	25,797	21,774
Total liabilities	1,227,080	1,224,796

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2014 and 2013	206	206
Additional paid-in capital	1,325,495	1,212,050
Deferred compensation trust – 108,614 and 109,256 shares of NVR, Inc. common stock as of December 31, 2014 and 2013, respectively	(17,333)	(17,741)
Deferred compensation liability	17,333	17,741
Retained earnings	4,887,187	4,605,557
Less treasury stock at cost – 16,506,229 and 16,121,605 shares as of December 31, 2014 and 2013, respectively	(5,088,633)	(4,556,461)
Total shareholders' equity	1,124,255	1,261,352
Total liabilities and shareholders' equity	$2,351,335	$2,486,148

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Homebuilding:
Revenues	$4,375,059	$4,134,481	$3,121,244
Other income	2,853	3,962	3,486
Cost of sales	(3,568,586)	(3,424,204)	(2,575,639)
Selling, general and administrative	(358,851)	(313,029)	(301,184)
Operating income	450,475	401,210	247,907
Interest expense	(22,591)	(21,840)	(6,983)
Homebuilding income	427,884	379,370	240,924

Mortgage Banking:
Mortgage banking fees	69,509	76,786	63,406
Interest income	4,940	4,983	4,504
Other income	778	696	564
General and administrative	(49,016)	(42,594)	(33,775)
Interest expense	(549)	(545)	(546)
Mortgage banking income	25,662	39,326	34,153

Income before taxes	453,546	418,696	275,077
Income tax expense	(171,916)	(152,219)	(94,489)

Net income	$281,630	$266,477	$180,588

Basic earnings per share	$65.83	$56.25	$36.04

Diluted earnings per share	$63.50	$54.81	$35.12

Basic weighted average shares outstanding	4,278	4,737	5,011

Diluted weighted average shares outstanding	4,435	4,862	5,142

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total

Balance, December 31, 2011	$206	$1,072,779	$4,158,492	$(3,856,678)	$(25,581)	$25,581	$1,374,799

Net income	—	—	180,588	—	—	—	180,588
Deferred compensation activity	—	—	—	—	250	(250)	—
Purchase of common stock for treasury	—	—	—	(227,281)	—	—	(227,281)
Equity-based compensation	—	64,841	—	—	—	—	64,841
Tax benefit from equity benefit plan activity	—	14,319	—	—	—	—	14,319
Proceeds from stock options exercised	—	73,211	—	—	—	—	73,211
Treasury stock issued upon option exercise and restricted share vesting	—	(55,451)	—	55,451	—	—	—
Balance, December 31, 2012	206	1,169,699	4,339,080	(4,028,508)	(25,331)	25,331	1,480,477

Net income	—	—	266,477	—	—	—	266,477
Deferred compensation activity	—	—	—	—	7,590	(7,590)	—
Purchase of common stock for treasury	—	—	—	(554,491)	—	—	(554,491)
Equity-based compensation	—	34,296	—	—	—	—	34,296
Tax benefit from equity benefit plan activity	—	20,636	—	—	—	—	20,636
Proceeds from stock options exercised	—	13,957	—	—	—	—	13,957
Treasury stock issued upon option exercise and restricted share vesting	—	(26,538)	—	26,538	—	—	—
Balance, December 31, 2013	206	1,212,050	4,605,557	(4,556,461)	(17,741)	17,741	1,261,352

Net income	—	—	281,630	—	—	—	281,630
Deferred compensation activity	—	—	—	—	408	(408)	—
Purchase of common stock for treasury	—	—	—	(567,544)	—	—	(567,544)
Equity-based compensation	—	63,227	—	—	—	—	63,227
Tax benefit from equity benefit plan activity	—	9,437	—	—	—	—	9,437
Proceeds from stock options exercised	—	76,153	—	—	—	—	76,153
Treasury stock issued upon option exercise and restricted share vesting	—	(35,372)	—	35,372	—	—	—
Balance, December 31, 2014	$206	$1,325,495	$4,887,187	$(5,088,633)	$(17,333)	$17,333	$1,124,255

See notes to consolidated financial statements

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$281,630	$266,477	$180,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,614	13,391	8,100
Excess income tax benefit from equity-based compensation	(9,437)	(20,636)	(14,319)
Equity-based compensation expense	63,227	34,296	64,841
Contract land deposit recoveries	(225)	(5,313)	(2,003)
Gain on sale of loans	(47,791)	(56,528)	(47,019)
Deferred tax (benefit) expense	(4,176)	(16,848)	11,843
Mortgage loans closed	(2,469,876)	(2,307,796)	(2,016,084)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,525,706	2,338,701	2,125,439
Distribution of earnings from unconsolidated joint ventures	8,431	5,676	4,232
Net change in assets and liabilities:
Increase in inventory	(127,729)	(52,861)	(97,750)
Increase in contract land deposits	(57,566)	(40,034)	(53,942)
Increase in receivables	(533)	(260)	(1,818)
Increase in accounts payable and accrued expenses	60	113,121	71,932
Increase in customer deposits	5,733	1,335	38,464
Other, net	(519)	(2,499)	(8,120)
Net cash provided by operating activities	184,549	270,222	264,384

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(22,850)	(1,000)
Distribution of capital from unconsolidated joint ventures	11,569	6,782	4,692
Purchase of property, plant and equipment	(31,672)	(19,016)	(12,365)
Proceeds from the sale of property, plant and equipment	1,021	607	319
Acquisition, net of cash acquired	—	—	(14,257)
Net cash used in investing activities	(19,082)	(34,477)	(22,611)

Cash flows from financing activities:
Purchase of treasury stock	(567,544)	(554,491)	(227,281)
Net repayments under note payable and credit lines	(115)	(642)	(856)
Repayments on loans assumed in acquisition	—	—	(21,910)
Repayments under non-recourse debt related to consolidated variable interest entity	(3,301)	(4,314)	(6,566)
Borrowings under non-recourse debt related to consolidated variable interest entity	—	3,105	6,157
Distributions to partner in consolidated variable interest entity	(931)	(1,250)	—
Excess income tax benefit from equity-based compensation	9,437	20,636	14,319
Proceeds from issuance of Senior Notes due 2022	—	—	598,962
Debt issuance costs for Senior Notes due 2022	—	—	(5,096)
Proceeds from the exercise of stock options	76,153	13,957	73,211
Net cash (used in) provided by financing activities	(486,301)	(522,999)	430,940

Net (decrease) increase in cash and cash equivalents	(320,834)	(287,254)	672,713
Cash and cash equivalents, beginning of the year	866,253	1,153,507	480,794

Cash and cash equivalents, end of the year	$545,419	$866,253	$1,153,507

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$24,464	$24,876	$1,041
Income taxes paid during the year, net of refunds	$181,840	$113,224	$59,604

Supplemental disclosures of non-cash activities:
Increase in assets in connection with acquisition	$—	$—	$55,759
Increase in liabilities in connection with acquisition	$—	$—	$41,502

See notes to consolidated financial statements.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR” or the “Company”) and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 3 and 4 herein for additional information). All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2014 presentation. Reclassifications did not impact net income, total assets or total liabilities, or statement of cash flow classifications.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2014 and 2013, $481 and $668, respectively, of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $24,106 and $20,563 at December 31, 2014 and 2013, respectively. Restricted cash in both 2014 and 2013 was attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 13 herein. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.

The mortgage banking segment had restricted cash of $1,947 and $2,860 at December 31, 2014 and 2013, respectively, which included amounts collected from customers for loans in process and closed mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.

Homebuilding Inventory

The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development and joint venture investments, as applicable (see below). Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of building materials is determined on a first-in, first-out basis.

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

(dollars and shares in thousands, except per share data)

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

NVR’s analysis is focused on whether the Company can sell houses profitably in a particular community in the current market with which the Company is faced. Because the Company does not own the finished lots on which the Company has placed a contract land deposit, if the above analysis leads to a determination that the Company cannot sell homes profitably at the current contractual lot price, the Company then determines whether it will elect to default under the contract, forfeit the deposit and terminate the contract, or whether the Company will attempt to restructure the lot purchase contract, which may require it to forfeit the deposit to obtain contract concessions from a developer. The Company also assesses whether impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized pre-tax recoveries of approximately $225, $5,300 and $2,000, respectively, of contract land deposits previously determined to be uncollectible. The contract land deposit asset on the accompanying consolidated balance sheets is shown net of an approximate $56,100 and $59,800 impairment valuation allowance at December 31, 2014, and 2013, respectively.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Intangible Assets

On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc., which resulted in the Company recording finite-lived intangible assets and goodwill. The Company completed its annual assessment for impairment of goodwill and management determined that there was no impairment. As of December 31, 2014 and 2013, finite-lived intangible assets attributable to the Heartland Homes, Inc. acquisition, net of accumulated amortization, totaled $4,923 and $6,306, respectively. As of both December 31, 2014 and 2013, the goodwill value was $441. The remaining finite-lived intangible assets will be amortized on a straight-line basis over a weighted average life of 4 years.

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

Mortgage Loans Held for Sale, Derivatives and Hedging Activities

NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from origination. All of the loans that NVRM originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. NVRM employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains an allowance for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that NVRM has originated and sold. The allowance is calculated based on an analysis of historical experience and exposure (see Note 15 herein for further information).

Mortgage loans held for sale are recorded at fair value at closing and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2014, there were contractual commitments to extend credit to borrowers aggregating $237,989, and open forward delivery sale contracts aggregating $424,966 (see Note 14 herein for a description of the Company’s fair value accounting).

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average number of shares outstanding used to calculate basic EPS	4,278	4,737	5,011
Dilutive securities:
Stock options and restricted share units	157	125	131
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,435	4,862	5,142

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

The following stock options and restricted share units issued under equity incentive plans were outstanding during the years ended December 31, 2014, 2013 and 2012; however, they were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive securities	757	157	194

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

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

Equity-Based Compensation

The company accounts for its equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires an entity to recognize an expense within its income statement for all share-based payment arrangements, which includes employee stock option and restricted share unit plans. The expense is based on the grant-date fair value of the stock options and restricted share units granted, and is recognized ratably over the requisite service period. Recognition of compensation expense for the stock options which are subject to a performance condition are treated as a separate award from the “service-only” stock options, and expense is recognized when it becomes probable that the stated performance target will be achieved. The Company calculates the fair value of its non-publicly traded, employee stock options using the Black-Scholes option-pricing model. The grant date fair value of the restricted share units is the closing price of the Company’s common stock on the day immediately preceding the date of grant. The Company’s equity-based compensation programs are accounted for as equity-classified awards (see Note 12 herein for further discussion of equity-based compensation plans).

Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 33% and 13% of its 2014 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Following are tables presenting segment revenues, profit before taxes, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Homebuilding Mid Atlantic	$2,617,108	$2,439,387	$1,877,905
Homebuilding North East	376,862	332,681	278,715
Homebuilding Mid East	892,513	908,198	630,367
Homebuilding South East	488,576	454,215	334,257
Mortgage Banking	69,509	76,786	63,406
Total consolidated revenues	$4,444,568	$4,211,267	$3,184,650

	Year Ended December 31,
	2014	2013	2012
Profit before taxes:
Homebuilding Mid Atlantic	$271,965	$276,399	$189,089
Homebuilding North East	33,390	14,294	21,529
Homebuilding Mid East	47,538	55,537	39,847
Homebuilding South East	37,525	35,001	20,674
Mortgage Banking	30,388	42,075	38,135
Total segment profit	420,806	423,306	309,274
Contract land deposit reserve adjustment (1)	3,612	5,313	5,333
Equity-based compensation expense (2)	(63,227)	(34,296)	(64,841)
Corporate capital allocation (3)	152,140	116,457	91,507
Unallocated corporate overhead	(61,108)	(72,703)	(70,258)
Consolidation adjustments and other	23,867	2,362	10,858
Corporate interest expense (4)	(22,544)	(21,743)	(6,796)
Reconciling items sub-total	32,740	(4,610)	(34,197)
Consolidated profit before taxes	$453,546	$418,696	$275,077

	As of December 31,
	2014	2013
Assets:
Homebuilding Mid Atlantic	$917,689	$810,270
Homebuilding North East	103,631	84,958
Homebuilding Mid East	192,781	172,167
Homebuilding South East	144,939	106,389
Mortgage Banking	255,969	253,421
Total segment assets	1,615,009	1,427,205
Consolidated variable interest entity	3,590	7,268
Cash and cash equivalents	514,780	844,274
Deferred taxes	165,189	162,378
Intangible assets and goodwill	54,291	55,674
Contract land deposit reserve	(56,074)	(59,761)
Consolidation adjustments and other	54,550	49,110
Reconciling items sub-total	736,326	1,058,943
Consolidated assets	$2,351,335	$2,486,148

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest Income:
Mortgage Banking	$4,940	$4,983	$4,504
Total segment interest income	4,940	4,983	4,504
Other unallocated interest income	1,311	2,319	1,388
Consolidated interest income	$6,251	$7,302	$5,892

	Year Ended December 31,
	2014	2013	2012
Interest Expense:
Homebuilding Mid Atlantic	$96,364	$72,351	$59,310
Homebuilding North East	12,114	9,466	8,196
Homebuilding Mid East	26,300	22,587	15,043
Homebuilding South East	17,409	12,151	9,145
Mortgage Banking	549	545	546
Total segment interest expense	152,736	117,100	92,240
Corporate capital allocation	(152,140)	(116,457)	(91,507)
Senior notes and other interest	22,544	21,742	6,796
Consolidated interest expense	$23,140	$22,385	$7,529

	Year Ended December 31,
	2014	2013	2012
Depreciation and Amortization:
Homebuilding Mid Atlantic	$6,489	$4,784	$3,886
Homebuilding North East	1,208	853	631
Homebuilding Mid East	3,212	1,911	1,473
Homebuilding South East	1,715	1,008	808
Mortgage Banking	1,089	669	397
Total segment depreciation and amortization	13,713	9,225	7,195
Unallocated corporate	3,901	4,166	905
Consolidated depreciation and amortization	$17,614	$13,391	$8,100

	Year Ended December 31,
	2014	2013	2012
Expenditures for Property and Equipment:
Homebuilding Mid Atlantic	$9,047	$7,947	$3,595
Homebuilding North East	2,311	1,454	1,703
Homebuilding Mid East	6,982	3,282	1,886
Homebuilding South East	3,472	2,662	1,260
Mortgage Banking	2,580	2,933	1,169
Total segment expenditures for property and equipment	24,392	18,278	9,613
Unallocated corporate	7,280	738	2,752
Consolidated expenditures for property and equipment	$31,672	$19,016	$12,365

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

The increase in equity-based compensation expense in 2014 is primarily attributable to the issuance of stock options under the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) and restricted share units (“RSUs”) issued in the second quarter of 2013.  Equity-based compensation expense was lower in 2013 due to RSUs issued in 2010 under the 2010 Equity Incentive Plan (the “2010 Plan”) becoming fully vested effective December 31, 2012 and an approximate $7,900 pre-tax compensation expense

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

reversal in 2013 attributable to an adjustment of the stock option forfeiture rates based on the Company’s actual forfeiture experience. These reductions were partially offset by equity-based compensation expense incurred in 2013 related to RSUs issued in the second quarter of 2013 under the 2010 Plan.

(3)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
Corporate Capital Allocation Charge:	2014	2013	2012
Homebuilding Mid Atlantic	$96,328	$72,271	$59,144
Homebuilding North East	12,107	9,461	8,187
Homebuilding Mid East	26,299	22,580	15,039
Homebuilding South East	17,406	12,145	9,137
Total	$152,140	$116,457	$91,507

(4)	Corporate interest expense is attributable primarily to interest on the Senior Notes which were issued in the third quarter of 2012.

3.	Variable Interest Entities

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

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

As of December 31, 2014, NVR controlled approximately 62,800 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling $348,400 and $1,700, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the purchase agreements and in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 5,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $2,300 and $3,000, respectively as of December 31, 2014, of which approximately $2,600 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.   NVR’s total risk of loss related to contract land deposits as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Contract land deposits	$350,750	$296,646
Loss reserve on contract land deposits	(56,074)	(59,761)
Contract land deposits, net	294,676	236,885
Contingent obligations in the form of letters of credit	4,674	2,459
Contingent specific performance obligations (1)	1,505	1,707
Total risk of loss	$300,855	$241,051

(1)	At December 31, 2014 and 2013, the Company was committed to purchase 10 and 13 finished lots under specific performance obligations, respectively.

4.	Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, or committed to invest, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

At December 31, 2014, the Company had an aggregate investment totaling approximately $82,000 in five JVs that are expected to produce approximately 8,800 finished lots, of which approximately 3,300 were not under contract with NVR. In addition, NVR had additional funding commitments in the aggregate totaling $11,850 to two of the JVs at December 31, 2014. The Company has determined that it is not the primary beneficiary of four of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $80,100 and $90,500 at December 31, 2014 and 2013, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

The condensed balance sheets at December 31, 2014 and 2013 of the consolidated JV were as follows:

	December 31,
	2014	2013
Cash	$481	$668
Restricted cash	160	248
Other assets	332	542
Land under development	2,617	5,810
Total assets	$3,590	$7,268
Debt	$64	$3,365
Accrued expenses	1,231	862
Equity	2,295	3,041
Total liabilities and equity	$3,590	$7,268

During 2013, NVR invested an additional $11,000 in the Company’s existing JV with Morgan Stanley Real Estate Investing and $11,850 in a newly formed JV with an unrelated party. The newly formed JV is expected to produce approximately 1,300 lots with approximately 50% of those lots being sold to the Company. At December 31, 2013, the Company had an aggregate investment totaling approximately $92,700 in four JVs that were expected to produce approximately 9,300 finished lots, of which approximately 3,400 were not under contract with NVR. In addition, at December 31, 2013, NVR had additional funding commitments in the aggregate totaling $11,850 to two of the JVs.

Distributions received from the unconsolidated JVs are allocated between return of capital and distributions of earnings based on the ratio of capital contributed by NVR to the total expected returns for the respective JVs, and are classified within the accompanying consolidated statements of cash flows as cash flows from investing activities and operating activities, respectively.

5.	Land Under Development

As of December 31, 2014, NVR directly owned four separate raw parcels of land with a carrying value of $33,689 that it intends to develop into approximately 480 finished lots primarily for use in its homebuilding operations. Of the total finished lots, 94 lots are under contract to be sold to an unrelated party under lot purchase agreements. During 2014 and 2013, the Company sold 19 and 15 lots, respectively, to an unrelated party at an aggregate purchase price of approximately $3,100 and $2,600, respectively. The Company capitalizes interest costs to land under development during the active development of finished lots (see Note 6 for further discussion of capitalized interest). None of the raw parcels had any indicators of impairment as of December 31, 2014. Based on current market conditions, NVR may, on a limited basis, directly acquire additional raw parcels to develop into finished lots.

As of December 31, 2013, NVR directly owned five separate raw parcels of land with a carrying value of $41,328 and expected to produce approximately 650 finished lots.

6.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Interest capitalized, beginning of period	$3,294	$893
Interest incurred	24,994	25,048
Interest charged to interest expense	(23,140)	(22,385)
Interest charged to cost of sales	(1,076)	(262)
Interest capitalized, end of period	$4,072	$3,294

7.	Related Party Transactions

During the year ended December 31, 2014, NVR entered into fixed price purchase agreements to purchase finished building lots for a total purchase price of approximately $40,800 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, William Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2014, 2013 and 2012, NVR purchased developed lots at market prices from Elm Street for approximately $50,100, $38,400 and $54,600, respectively. The Company also continues to control a parcel of raw land expected to yield approximately 2,400 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any additional capital contributions to that joint venture in 2014 or 2013. Further, during 2014, 2013 and 2012, the Company paid Elm Street $143 per year to manage the development of a property that the Company purchased from Elm Street in 2010.

8.	Property, Plant and Equipment, net

	December 31,
	2014	2013
Homebuilding:
Office facilities and other	$29,326	$19,547
Model home furniture and fixtures	28,945	22,432
Production facilities	47,796	39,396
Property under capital leases	—	3,976
	106,067	85,351
Less: accumulated depreciation	(59,825)	(52,752)
	$46,242	$32,599
Mortgage Banking:
Office facilities and other	$10,508	$8,118
Less: accumulated depreciation	(4,319)	(3,419)
	$6,189	$4,699

Certain property, plant and equipment listed above is collateral for certain debt of NVR as more fully described in Note 9 herein.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

9.	Debt

	December 31,
	2014	2013
Homebuilding:
Other term debt:
Capital lease obligations due in monthly installments through 2014 (a)	$—	$115
Senior notes (b)	$599,166	$599,075

Mortgage Banking:
Master repurchase agreement (c)	$—	$—

(a)

The capital lease ended in March 2014. The capital lease obligation had a fixed interest rate of 13.0% and was collateralized by buildings and equipment with a net book value of approximately $47 at December 31, 2013.

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

(c)

On July 30, 2014, NVRM renewed and amended its revolving mortgage repurchase agreement with U.S. Bank National Association (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub limits. The Repurchase Agreement expires on July 29, 2015.

Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.825%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. As of December 31, 2014 and 2013, there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations at December 31, 2014.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2014.

10.	Common Stock

There were approximately 4,049 and 4,434 common shares outstanding at December 31, 2014 and 2013, respectively. As of December 31, 2014, NVR had reacquired a total of approximately 23,800 shares of NVR common stock at an aggregate cost of approximately $5,876,000 since December 31, 1993.

The Company made the following share repurchases during the years indicated:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Aggregate Purchase Price	$567,544	$554,491	$227,281
Number of Shares Repurchased	508	581	286

Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 7,287 shares reissued from the treasury in satisfaction of stock option exercises, vesting of restricted share units and other employee benefit obligations. The Company issued 123, 102 and 222 such shares during 2014, 2013 and 2012, respectively.

11.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$148,221	$137,675	$76,599
State	28,881	30,352	3,066
Deferred:
Federal	(4,451)	(13,402)	13,086
State	(735)	(2,406)	1,738
	$171,916	$152,219	$94,489

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31,
	2014	2013	2012
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$9,437	$20,636	$14,319

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2014	2013
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$84,817	$90,372
Deferred compensation	7,500	8,049
Equity-based compensation expense	46,257	35,298
Inventory	11,153	11,099
Unrecognized tax benefit	24,485	23,784
Other	5,847	4,200
Total deferred tax assets	180,059	172,802
Less: deferred tax liabilities	7,371	4,290
Net deferred tax position	$172,688	$168,512

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $388,000 for the year ended December 31, 2014, and was $362,978 for the year ended December 31, 2013.

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Income taxes computed at the federal statutory rate	$158,741	$146,544	$96,277
State income taxes, net of federal income tax benefit	18,800	18,210	3,226
Other, net	(5,625)	(12,535)	(5,014)
	$171,916	$152,219	$94,489

The Company’s effective tax rate in 2014, 2013 and 2012 was 37.90%, 36.36% and 34.35%, respectively. During 2014, the Company recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions.  During 2012, the Company reduced its provision for unrecognized tax benefits by $9,154, which reduced the 2012 effective tax rate. The reduction resulted from settlements with, and an audit by, certain taxing authorities during 2012 which led the Company to update its evaluation of the administrative practice in other states for similar uncertain tax positions to determine whether the positions taken in those states were effectively settled.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$43,796	$40,244
Additions based on tax positions related to the current year	6,008	5,618
Reductions for tax positions of prior years	(3,800)	(2,066)
Settlements	—	—
Balance at end of year	$46,004	$43,796

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $29,902 as of December 31, 2014.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2014, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $184. For the year ended December 31, 2013, the Company had a net addition to accrued interest on unrecognized tax benefits in the amount of $625. For the year ended December 31, 2012, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $4,116. As of December 31, 2014 and 2013, the Company had a total of $21,096 and $21,281, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2014 will be reduced by approximately $6,339 due to statute expiration and effectively settled positions in various state jurisdictions. The Company is currently under audit by the state of Pennsylvania.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

12.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years. The vesting for certain Options is contingent solely on continued employment or service as a Director, while vesting for other Options is contingent upon both continued employment or service as a Director and the achievement of a performance metric as discussed further in the summary description of the 2014 Plan below. RSUs generally vest in separate tranches over periods of 2 to 3 years, based solely on continued employment or continued service as a Director. At December 31, 2014, there was an aggregate of 1,201 options and 55 RSUs outstanding, and there were an additional 362 available shares to be granted under existing equity-based compensation plans. Of the available shares to be granted, up to 33 shares may be granted in the form of RSUs.

The following is a summary description of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2014:

●

During 1999, the Company’s shareholders approved the 1998 Management Long-Term Stock Option Plan (the “1998 Option Plan”). There were 1,000 Options authorized under the 1998 Option Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the NYSE on the day prior to the date of grant. The Options expire 10 years after the dates upon which they were granted, and were fully vested as of December 31, 2013. There are no grants remaining available to issue under the 1998 Option Plan.

●

During 1999, the Company’s shareholders approved the 1998 Directors’ Long Term Stock Option Plan (the “1998 Directors’ Plan”). There were 150 Options to purchase shares of common stock authorized for grant to the Company’s outside directors under the 1998 Directors’ Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the NYSE on the day prior to the date of grant. The outstanding Options were granted for a 10-year term and were fully vested as of December 31, 2012. There are no grants remaining available to issue under the 1998 Directors’ Plan.

●

During 2000, the Board approved the 2000 Broadly-Based Stock Option Plan (the “2000 Plan”). The Company did not seek approval from its shareholders for the 2000 Plan. There were 2,000 Options authorized under the 2000 Plan. All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the NYSE on the day prior to the date of grant. Grants under the 2000 Plan were available to both employees and members of the Board. Options granted under the 2000 Plan expire 10 years from the date of grant, and generally vest annually in 25% increments based on the date of grant. There are no grants remaining available to issue under the 2000 Plan.

●

During 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Board members, to acquire up to an aggregate of 700 shares of the Company’s common stock. Of the 700 aggregate shares available to issue, up to 240 may be granted in the form of RSUs. All Options are granted at an exercise price equal to the closing price of the Company’s common stock on the NYSE on the day prior to the date of grant, and all RSUs are granted at a $0 exercise price. The Options are granted for a 10-year term. The RSUs and Options initially granted under the 2010 Plan each vested annually in 50% increments beginning December 31, 2011 and December 31, 2013, respectively. At December 31, 2014, there were 41 shares available to be granted under the 2010 Plan, of which 33 may be granted as RSUs.

●

During 2014, the Company’s shareholders approved the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue Options to key management employees, including executive officers and Board members, to acquire up to an aggregate 950 shares of the Company’s common stock. Option grants under the 2014 Plan are generally divided such that vesting for 50% of the Option grant is solely contingent upon continued employment or continued service as a Director, while vesting for the remaining 50% of the Option grant is contingent upon both continued employment or service as a Director and the achievement of a performance metric based on the Company’s return on capital performance during 2014 through 2016. Options granted under the 2014 Plan generally vest annually over four years in 25% increments beginning on December 31, 2016. All Options are granted at an exercise price equal to

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

the closing price of the Company’s common stock on the NYSE on the day prior to the date of grant. The Options are granted for a 10-year term. At December 31, 2014, there were 321 shares available to be granted under the 2014 Plan.

During 2014, the Company issued 634 Options under the 2014 Plan. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant. Substantially all of the Options granted in 2014 will vest annually over four years in 25% increments beginning on December 31, 2016. Vesting for 338 of the Options granted is contingent both upon continued employment or continued service as a director and the Company’s return on capital performance during the years 2014 through 2016. Vesting for the other 296 Options granted under the 2014 Plan is contingent solely upon continued employment or continued service as a director. The Options expire ten years from the date of grant.

During 2014, the Company also issued 49 Options under the 2010 Plan. The Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant. Substantially all of the 2010 Plan Options granted during 2014 under the 2010 Plan will vest annually over four years in 25% increments beginning on December 31, 2016. The vesting for the Options granted under the 2010 Plan is based solely on continued employment. The Options expire ten years from the date of grant.

The Company also issued 16 RSUs from the 2010 Plan during 2014. Each RSU was granted at a $0 exercise price. The RSUs vest in 33% increments on December 31, 2016, 2017 and 2018, based solely on continued employment.

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2014:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2013	667	$740.18
Granted	683	1,095.69
Exercised	(118)	644.60
Forfeited	(31)	910.36
Outstanding at December 31, 2014	1,201	$947.39	7.9	$393,866
Exercisable at December 31, 2014	346	$676.37	5.1	$207,487

RSUs (1)
Outstanding at December 31, 2013	45
Granted	16
Vested	(5)
Forfeited	(1)
Outstanding at December 31, 2014	55			$70,773
Vested, but not issued at December 31, 2014	2			$2,713

(1)	RSU grants were issued at a $0 exercise price.

To estimate the grant-date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a risk-free interest rate; the estimated option term; and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury STRIPS which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate. The fair value of the Options granted during 2014, 2013 and 2012 was estimated on the grant date using the Pricing Model, based on the following assumptions:

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	2014	2013	2012
Estimated option life	5.16 years	5.20 years	4.95 years
Risk free interest rate (range)	1.06%-2.49%	0.42%-2.10%	0.35%-1.84%
Expected volatility (range)	18.26%-30.57%	17.98%-32.72%	17.71%-34.43%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$267.66	$268.13	$221.45

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. The weighted average fair value of the RSUs granted in the current year was $1,153.41 per share.

Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Additionally, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the performance condition will be satisfied at the target level and is recognizing compensation expense related to such Options accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees. ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2014, 2013 and 2012, the Company recognized approximately $63,227, $34,296, and $64,841 in equity-based compensation costs, respectively, and approximately $22,900, $12,100, and $23,900 in tax benefit related to equity-based compensation costs, respectively. In 2013, the Company reversed approximately $7,900 in equity-based compensation expense previously recorded to adjust stock option forfeiture rates based on actual forfeiture experience. The reversal was made to the accounts originally charged as follows; approximately $7,100 and $300 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $500 from NVRM general and administrative expense.

As of December 31, 2014, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $195,400, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2020. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.7 years.

The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock to Option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2014, 2013 and 2012, the Company issued 123, 102 and 222 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2014	2013	2012
Aggregate exercise proceeds (1)	$76,153	$14,834	$73,211
Aggregate intrinsic value on exercise dates	$62,136	$84,908	$101,334

(1)	Aggregate exercise proceeds include the Option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

December 31, 2014, 2013 and 2012 was $16,980, $12,012 and $9,575, respectively. The ESOP purchased approximately 14 and 10 shares of NVR common stock in the open market for the 2014 and 2013 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2014, all shares held by the ESOP had been allocated to participants’ accounts. The 2014 plan year contribution was funded and fully allocated to participants in February 2015.

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

The rabbi trust account held 109 shares of NVR common stock as of both December 31, 2014 and 2013. During 2013, 43 shares of NVR common stock were issued from the rabbi trust related to deferred compensation for which the deferral period ended. There were no shares of NVR common stock contributed to the rabbi trust in 2014 or 2013. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2014, 2013 and 2012.

13.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2014 are as follows:

Year Ending December 31,
2015	$24,012
2016	17,352
2017	15,024
2018	11,654
2019	11,155
Thereafter	28,092
107,289
Sublease income	(282)
$107,007

Total rent expense incurred under operating leases was $45,508, $39,608 and $33,399 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2014, assuming that contractual development milestones are met, the Company is committed to placing additional forfeitable deposits with land developers under existing lot option contracts of approximately $75,200. The Company also has one specific performance contract pursuant to which the Company is committed to purchase 10 finished lots at an aggregate purchase price of approximately $1,500.

During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $59,400 of contingent obligations under such agreements,

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

including approximately $11,400 for letters of credit issued under an uncommitted, collateralized letter of credit facility as of December 31, 2014. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2014	2013	2012
Warranty reserve, beginning of year	$101,507	$62,742	$64,008
Provision	51,668	82,860	41,138
Payments	(59,115)	(44,095)	(42,404)
Warranty reserve, end of year	$94,060	$101,507	$62,742

The warranty reserve provision for 2013 included two warranty accrual charges totaling approximately $31,600. The first charge of approximately $15,600 related to remediation of primarily water infiltration issues in a single completed community. The second charge of approximately $16,000 was recorded to increase the warranty accrual for a non-recurring service issue.

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that the Company had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case. That appeal is fully briefed, and the parties are awaiting a ruling or an oral argument date. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

The Company believes that the compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying consolidated balance sheets in conjunction with any of those claims.

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ. It is as yet unclear what next steps the DOJ will take in the matter. The Company intends to continue cooperating with any future EPA and/or DOJ inquiries. At this time, the Company cannot predict the outcome of this inquiry, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

14.	Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of December 31, 2014 was $622,800. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,166 at December 31, 2014. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2014, there were contractual commitments to extend credit to borrowers aggregating $237,989 and open forward delivery contracts aggregating $424,966, which hedge both the rate lock loan commitments and closed loans held for sale.

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

The assumed gain/loss considers the amount, if any, that NVRM has discounted the price to the borrower from par for competitive reasons and the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 114 basis points of the loan amount as of December 31, 2014, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes an approximate 11% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $205,664 included on the accompanying consolidated balance sheet has been increased by $2,359 from the aggregate principal balance of $203,305.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

The undesignated derivative instruments are included on the accompanying consolidated balance sheet, as of December 31, 2014, as follows:

	Balance Sheet Location	Fair Value
Derivative Assets:
Rate lock commitments	NVRM - Other assets	$2,374
Derivative Liabilities:
Forward sales contracts	NVRM - Accounts payable and other liabilities	$909

The fair value measurement as of December 31, 2014 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$237,989	$(602)	$559	$2,417	$—	$2,374
Forward sales contracts	$424,966	—	—	—	(909)	(909)
Mortgages held for sale	$203,305	(354)	423	2,290	—	2,359
Total Fair Value Measurement		$(956)	$982	$4,707	$(909)	$3,824

For the years ended December 31, 2014 and 2013, NVRM recorded a fair value adjustment to income of $3,305 and $3,021, respectively. For the year ended December 31, 2012 NVRM recorded a fair value adjustment to expense of $2,431. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.	Mortgage Loan Loss Allowance

During the years ended December 31, 2014, 2013 and 2012, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,400, $2,300 and $1,300, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $10,000 and $8,200 at December 31, 2014 and 2013, respectively.

16.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2014 and 2013.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	Year Ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,306,632	$1,185,160	$1,084,080	$799,187
Gross profit – homebuilding operations	$236,031	$225,105	$201,302	$144,035
Mortgage banking fees	$21,406	$18,006	$17,974	$12,123
Net income	$99,451	$90,152	$68,178	$23,849
Diluted earnings per share	$23.24	$20.70	$15.17	$5.16
Contracts for sale, net of cancellations (units)	2,713	2,936	3,415	3,325
Settlements (units)	3,469	3,236	2,943	2,211
Backlog, end of period (units)	5,475	6,231	6,531	6,059
Loans closed	$881,930	$803,125	$675,625	$472,933

	Year Ended December 31, 2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,223,808	$1,167,595	$992,210	$750,868
Gross profit – homebuilding operations	$222,393	$203,179	$157,922	$126,783
Mortgage banking fees	$18,344	$21,372	$17,682	$19,388
Net income	$97,811	$82,935	$50,690	$35,041
Diluted earnings per share	$21.15	$17.67	$10.11	$6.84
Contracts for sale, net of cancellations (units)	2,631	2,381	3,278	3,510
Settlements (units)	3,342	3,342	2,878	2,272
Backlog, end of period (units)	4,945	5,656	6,617	6,217
Loans closed	$721,926	$695,930	$646,450	$473,766