Form 10-Q
period 2015-03-31
NVR INC
filed 2015-05-01
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 27, 2015 there were 4,064,601 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$520,532	$514,780
Receivables	10,024	10,021
Inventory:
Lots and housing units, covered under sales agreements with customers	797,705	690,955
Unsold lots and housing units	110,010	131,938
Land under development	35,813	33,689
Building materials and other	11,053	12,904
	954,581	869,486

Assets related to consolidated variable interest entity	3,545	3,590
Contract land deposits, net	295,121	294,676
Property, plant and equipment, net	46,343	46,242
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	5,019	5,364
Other assets	305,021	302,280
	2,181,766	2,088,019

Mortgage Banking:
Cash and cash equivalents	10,436	30,158
Mortgage loans held for sale, net	154,785	205,664
Property and equipment, net	5,957	6,189
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	15,843	13,958
	194,368	263,316
Total assets	$2,376,134	$2,351,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$193,927	$204,622
Accrued expenses and other liabilities	266,119	289,058
Liabilities related to consolidated variable interest entity	1,578	1,618
Non-recourse debt related to consolidated variable interest entity	—	64
Customer deposits	125,965	106,755
Senior notes	599,189	599,166
	1,186,778	1,201,283
Mortgage Banking:
Accounts payable and other liabilities	24,119	25,797
	24,119	25,797
Total liabilities	1,210,897	1,227,080

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2015 and December 31, 2014	206	206
Additional paid-in capital	1,370,763	1,325,495
Deferred compensation trust – 108,614 shares of NVR, Inc. common stock as of both March 31, 2015 and December 31, 2014	(17,333)	(17,333)
Deferred compensation liability	17,333	17,333
Retained earnings	4,926,245	4,887,187
Less treasury stock at cost – 16,492,618 and 16,506,229 shares as of March 31, 2015 and December 31, 2014, respectively	(5,131,977)	(5,088,633)
Total shareholders' equity	1,165,237	1,124,255
Total liabilities and shareholders' equity	$2,376,134	$2,351,335

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Homebuilding:
Revenues	$941,538	$799,187
Other income	725	997
Cost of sales	(781,668)	(655,152)
Selling, general and administrative	(98,229)	(90,632)
Operating income	62,366	54,400
Interest expense	(5,782)	(5,684)
Homebuilding income	56,584	48,716

Mortgage Banking:
Mortgage banking fees	16,211	12,123
Interest income	1,078	1,184
Other income	105	59
General and administrative	(11,479)	(12,265)
Interest expense	(136)	(110)
Mortgage banking income	5,779	991

Income before taxes	62,363	49,707
Income tax expense	(23,305)	(25,858)

Net income	$39,058	$23,849

Basic earnings per share	$9.63	$5.34

Diluted earnings per share	$9.22	$5.16

Basic weighted average shares outstanding	4,057	4,467

Diluted weighted average shares outstanding	4,235	4,620

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$39,058	$23,849
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,281	3,710
Excess income tax benefit from equity-based compensation	(7,998)	(5,696)
Equity-based compensation expense	13,399	10,703
Contract land deposit impairments (recoveries)	33	(1,983)
Gain on sale of loans	(11,238)	(7,995)
Mortgage loans closed	(545,325)	(416,801)
Mortgage loans sold and principal payments on mortgage loans held for sale	606,932	514,158
Distribution of earnings from unconsolidated joint ventures	5,846	3,704
Net change in assets and liabilities:
Increase in inventory	(84,212)	(102,729)
Increase in contract land deposits	(478)	(7,336)
Decrease (increase) in receivables	223	(281)
Decrease in accounts payable and accrued expenses	(31,982)	(37,225)
Increase in customer deposits	19,210	18,079
Other, net	(10,352)	(9,943)
Net cash used in operating activities	(1,603)	(15,786)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(863)	—
Distribution of capital from unconsolidated joint ventures	6,154	5,296
Purchase of property, plant and equipment	(4,893)	(5,433)
Proceeds from the sale of property, plant and equipment	138	142
Net cash provided by investing activities	536	5

Cash flows from financing activities:
Purchase of treasury stock	(63,099)	(32,578)
Repayments under non-recourse debt related to consolidated
variable interest entity and note payable	(64)	(1,327)
Distributions to partner in consolidated variable interest entity	(300)	—
Excess income tax benefit from equity-based compensation	7,998	5,696
Proceeds from the exercise of stock options	43,626	57,060
Net cash (used in) provided by financing activities	(11,839)	28,851

Net (decrease) increase in cash and cash equivalents	(12,906)	13,070
Cash and cash equivalents, beginning of the period	545,419	866,253

Cash and cash equivalents, end of the period	$532,513	$879,323

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,039	$12,027
Income taxes paid during the period, net of refunds	$14,458	$28,661

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to 2015 presentation.  Reclassifications did not impact net income, total assets or total liabilities, or statement of cash flow classifications.

For the three months ended March 31, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR is not involved in the design or creation of any of the development entities from which the Company purchases lots under fixed price purchase agreements.  The developer’s equity holders have the power to direct 100% of the operating activities of the development entity.  NVR has no voting rights in any of the development entities.  The sole purpose of the development entity’s activities is to generate positive cash flow returns for the equity holders.  Further, NVR does not share in any of the profit or loss generated by the project’s development.  The profits and losses are passed directly to the developer’s equity holders.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be variable interest entities (“VIE”).  Therefore, the development entities with which NVR enters into fixed price purchase agreements, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by NVR.  An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE.  An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

The development entities with which NVR contracts to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR.  The Company possesses no more than limited protective legal rights through the purchase agreement in the specific finished lots that it is purchasing, and NVR possesses no participative rights in the development entities.  Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance.  For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which the Company enters into fixed price purchase agreements, and therefore, NVR does not consolidate any of these VIEs.

As of March 31, 2015, NVR controlled approximately 63,900 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling $347,000 and $2,400, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the purchase agreements and, in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 5,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $3,200 and $2,500, respectively as of March 31, 2015, of which approximately $3,100 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Contract land deposits	$350,261	$350,750
Loss reserve on contract land deposits	(55,140)	(56,074)
Contract land deposits, net	295,121	294,676
Contingent obligations in the form of letters of credit	4,938	4,674
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$301,564	$300,855

(1)	As of both March 31, 2015 and December 31, 2014, the Company was committed to purchase 10 finished lots under specific performance obligations.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

3.	Joint Ventures

On a limited basis, NVR also obtains finished lots using joint venture limited liability corporations (“JVs”).  The JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, or has committed to invest, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs.  The Company enters into standard fixed price purchase agreements to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At March 31, 2015, the Company had an aggregate investment totaling approximately $74,400 in five JVs that are expected to produce approximately 8,600 finished lots, of which approximately 3,300 were not under contract with NVR.  In addition, NVR had additional funding commitments in the aggregate totaling approximately $12,500 to three of the JVs at March 31, 2015.  The Company has determined that it is not the primary beneficiary of four of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest.  The aggregate investment in unconsolidated JVs was approximately $72,400 and $80,100 at March 31, 2015 and December 31, 2014, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of March 31, 2015 and December 31, 2014 of the consolidated JV were as follows:

	March 31, 2015	December 31, 2014
Cash	$1,545	$481
Restricted cash	—	160
Other assets	266	332
Land under development	1,734	2,617
Total assets	$3,545	$3,590
Debt	$—	$64
Accrued expenses	1,399	1,231
Equity	2,146	2,295
Total liabilities and equity	$3,545	$3,590

Distributions received from the unconsolidated JVs are allocated between return of capital and distributions of earnings based on the ratio of capital contributed by NVR to the total expected returns for the respective JVs, and are classified within the accompanying condensed consolidated statements of cash flows as cash flows from investing activities and operating activities, respectively.

4.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.  As of March 31, 2015, NVR directly owned four separate raw parcels of land with a carrying value of $35,813 that it intends to develop into approximately 460 finished lots.  Of the total finished lots, approximately 90 lots are under contract to be sold to an unrelated party under lot purchase agreements.  During the first quarter of 2015, the Company sold five lots to an unrelated party at an aggregate sales price of approximately $1,300.  No lots were sold to unrelated parties during the first quarter of 2014. The Company capitalizes interest costs to land under development during the active development of finished lots (see Note 5 for further discussion of capitalized interest). None of the raw parcels had any indicators of impairment as of March 31, 2015.  Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest.  Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.  NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Interest capitalized, beginning of period	$4,072	$3,294
Interest incurred	6,263	6,223
Interest charged to interest expense	(5,918)	(5,794)
Interest charged to cost of sales	(146)	(105)
Interest capitalized, end of period	$4,271	$3,618

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted average number of shares outstanding used to calculate basic EPS	4,057	4,467
Dilutive securities:
Stock options and restricted share units	178	153
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,235	4,620

The following stock options and restricted share units issued under equity incentive plans were outstanding during the quarters ended March 31, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Anti-dilutive securities	28	93

7.	Excess Reorganization Value, Goodwill and Other Intangibles

Reorganization value in excess of identifiable assets (“excess reorganization value”) is an indefinite-lived intangible asset that was created upon NVR’s emergence from bankruptcy on September 30, 1993.  Based on the allocation of the reorganization value, the portion of the reorganization value which was not attributed to specific tangible or intangible assets has been reported as excess reorganization value, which is treated similarly to goodwill.  Excess reorganization value is not subject to amortization.  Rather, excess reorganization value is subject to an impairment assessment on an annual basis or more frequently if changes in events or circumstances indicate that impairment may have occurred.  Because excess reorganization value was based on the reorganization value of NVR’s entire enterprise upon emergence from bankruptcy, the impairment assessment is conducted on an enterprise basis based on the comparison of NVR’s total equity to the market value of NVR’s outstanding publicly-traded common stock.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of March 31, 2015, goodwill and net finite-lived intangible assets totaled $441 and $4,578, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of four years.  Accumulated amortization as of March 31, 2015 was $3,110.  Amortization expense related to the finite-lived intangible assets was $346 for both the three months ended March 31, 2015 and 2014.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2015 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2014	$206	$1,325,495	$4,887,187	$(5,088,633)	$(17,333)	$17,333	$1,124,255

Net income	—	—	39,058	—	—	—	39,058
Purchase of common stock for treasury	—	—	—	(63,099)	—	—	(63,099)
Equity-based compensation	—	13,399	—	—	—	—	13,399
Tax benefit from equity benefit plan activity	—	7,998	—	—	—	—	7,998
Proceeds from stock options exercised	—	43,626	—	—	—	—	43,626
Treasury stock issued upon option exercise and restricted share vesting	—	(19,755)	—	19,755	—	—	—
Balance, March 31, 2015	$206	$1,370,763	$4,926,245	$(5,131,977)	$(17,333)	$17,333	$1,165,237

The Company repurchased 50 shares of its common stock during the three months ended March 31, 2015. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 64 shares were issued from the treasury account during the first quarter of 2015 in settlement of option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Warranty reserve, beginning of period	$94,060	$101,507
Provision	9,081	10,260
Payments	(13,398)	(13,002)
Warranty reserve, end of period	$89,743	$98,765

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

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

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  NVR’s overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to the Company’s operating segments.  Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments.  External corporate interest expense primarily consists of interest charges on the Company’s 3.95% Senior Notes due 2022 (the “Senior Notes”) and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2015	2014
Revenues:
Homebuilding Mid Atlantic	$556,120	$465,030
Homebuilding North East	82,993	78,792
Homebuilding Mid East	185,429	150,648
Homebuilding South East	116,996	104,717
Mortgage Banking	16,211	12,123
Total consolidated revenues	$957,749	$811,310

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Profit before taxes:
Homebuilding Mid Atlantic	$44,566	$41,012
Homebuilding North East	5,983	6,306
Homebuilding Mid East	7,063	(249)
Homebuilding South East	8,815	8,046
Mortgage Banking	6,625	1,840
Total segment profit	73,052	56,955
Contract land deposit reserve adjustment (1)	903	1,983
Equity-based compensation expense	(13,399)	(10,703)
Corporate capital allocation (2)	36,945	28,966
Unallocated corporate overhead	(29,984)	(25,960)
Consolidation adjustments and other	649	4,141
Corporate interest expense	(5,803)	(5,675)
Reconciling items sub-total	(10,689)	(7,248)
Consolidated profit before taxes	$62,363	$49,707

	March 31, 2015	December 31, 2014
Assets:
Homebuilding Mid Atlantic	$970,021	$917,689
Homebuilding North East	117,425	103,631
Homebuilding Mid East	207,490	192,781
Homebuilding South East	150,505	144,939
Mortgage Banking	187,021	255,969
Total segment assets	1,632,462	1,615,009
Consolidated variable interest entity	3,545	3,590
Cash and cash equivalents	520,532	514,780
Deferred taxes	167,119	165,189
Intangible assets and goodwill	53,946	54,291
Contract land deposit reserve	(55,140)	(56,074)
Consolidation adjustments and other	53,670	54,550
Reconciling items sub-total	743,672	736,326
Consolidated assets	$2,376,134	$2,351,335

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$23,411	$18,156
Homebuilding North East	3,310	2,449
Homebuilding Mid East	5,935	5,298
Homebuilding South East	4,289	3,063
Total	$36,945	$28,966

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

11.	Fair Value

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of March 31, 2015 was $630,750.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $599,189 at March 31, 2015.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2015, there were contractual commitments to extend credit to borrowers aggregating $357,473 and open forward delivery contracts aggregating $471,289, which hedge both the rate lock loan commitments and closed loans held for sale.

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.  The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 109 basis points of the loan amount as of March 31, 2015, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 12% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

loans held for sale of $154,785 included on the accompanying condensed consolidated balance sheet has been increased by $1,426 from the aggregate principal balance of $153,359.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of March 31, 2015, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$5,235
Gross liabilities	1,292
Net rate lock commitments	$3,943	NVRM - Other assets
Forward sales contracts:
Gross assets	$176
Gross liabilities	2,143
Net forward sales contracts	$1,967	NVRM - Accounts payable and other liabilities

The fair value measurement as of March 31, 2015 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$357,473	$(812)	$1,338	$3,417	$—	$3,943
Forward sales contracts	$471,289	—	—	—	(1,967)	(1,967)
Mortgages held for sale	$153,359	(180)	(94)	1,700	—	1,426
Total fair value measurement		$(992)	$1,244	$5,117	$(1,967)	$3,402

For the three months ended March 31, 2015 and 2014, NVRM recorded a fair value adjustment to expense of $422 and a fair value adjustment to income of $420, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

12.	Debt

As of March 31, 2015, the Company had Senior Notes outstanding with a principal balance of $600,000.  The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet.  The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits.  The Repurchase Agreement expires on July 29, 2015.  At March 31, 2015, there was no outstanding debt under the Repurchase Agreement.  Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale.  As of March 31, 2015, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement.

13.	Commitments and Contingencies

In October 2004, Patrick Tracy, whom NVR had employed as a Sales and Marketing Representative (“SMR”), filed a lawsuit against the Company in the U.S. District Court for the Western District of New York alleging that NVR had misclassified him and other SMRs as outside sales personnel exempt from certain state and federal wage laws, including

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that the Company had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case. That appeal is fully briefed and scheduled for oral argument on May 15, 2015. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

The Company believes that the compensation practices in regard to SMRs are entirely lawful and has vigorously defended all claims challenging those practices. In light of the points noted above, the Company has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims.

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

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.  The standard changes the manner in which reporting entities evaluate consolidation requirements of certain legal entities.  The standard is effective for the annual and interim periods in fiscal years beginning after December 15,

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

2015.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset.  The standard is effective for the Company for the first annual period ending after December 15, 2015, and must be applied retrospectively to all prior periods presented in the financial statements. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The standard adds guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  The standard provides a basis for evaluating whether a cloud computing arrangement includes a software license or whether the arrangement should be accounted for as a service contract.  The standard is effective for the annual and interim periods in fiscal years beginning after December 15, 2015.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.  NVR undertakes no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development.  Historically, we generally have not engaged in land development (see discussion below of our limited land development activities). Instead, we typically have acquired finished lots at market prices from various third party land developers pursuant to fixed price purchase agreements.  These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement.  This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

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

In certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development.  Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a fixed price purchase agreement with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so.  We expect, however, to continue to acquire substantially all our finished lot inventory using fixed price purchase agreements with forfeitable deposits.

As of March 31, 2015, we controlled approximately 63,900 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $347,000 and $2,400, respectively. Included in the number of controlled lots are approximately 7,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $55,100 as of March 31, 2015. In addition, we had an aggregate investment totaling approximately $74,400 in five separate joint venture limited liability corporations (“JVs”), expected to produce approximately 8,600 lots. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at March 31, 2015. Further, as of March 31, 2015, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $35,800 that we intend to develop into approximately 460 finished lots. Of the total finished lots expected to be developed, approximately 90 lots are under contract to be sold to an unrelated party under lot purchase agreements. See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively. Additionally, we have certain properties under contract with land owners that are expected to yield approximately 5,000 lots, which are not included in our number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $3,200 and $2,500, respectively, as of March 31, 2015, of which approximately $3,100 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

Our consolidated revenues for the first quarter of 2015 totaled $957,749, an 18% increase from the first quarter of 2014.  Our net income and diluted earnings per share in the current quarter were $39,058 and $9.22, respectively, increases of 64% and 79%, respectively, compared to the first quarter of 2014.  Net income and diluted earnings per share in the prior year’s first quarter were reduced by the previously disclosed charge to income tax expense of approximately $6,900 related to the reversal of certain previously recognized tax deductions.  Our homebuilding gross profit margin decreased to 17.0% in the first quarter of 2015 compared to 18.0% in the first quarter of 2014.  Our new orders, net of cancellations (“New Orders”) and the average sales price for New Orders increased 18% and 2%, respectively, compared to the first quarter of 2014.

We believe that a continuation of the housing market recovery which began in 2012 is dependent upon a sustained overall economic recovery, driven by continued improvements in job and wage growth and household formation.  We expect to continue to face gross margin pressure due to higher land and construction costs, as well as increased competition associated with an increase in the number of new home communities in our markets.  Despite the uneven market recovery, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2015	2014
Revenues	$941,538	$799,187
Cost of sales	$781,668	$655,152
Gross profit margin percentage	17.0%	18.0%
Selling, general and administrative expenses	$98,229	$90,632
Settlements (units)	2,534	2,211
Average settlement price	$371.0	$361.4
New orders (units)	3,926	3,325
Average new order price	$375.4	$368.1
Backlog (units)	6,867	6,059
Average backlog price	$384.3	$374.7
New order cancellation rate	12.0%	11.5%

Consolidated Homebuilding - Three Months Ended March 31, 2015 and 2014

Homebuilding revenues increased 18% for the first quarter of 2015 from the same period in 2014, as a result of a 15% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter.  The increase in the number of units settled is primarily attributable to an 11% higher backlog unit balance entering 2015 compared to backlog entering 2014, coupled with a higher backlog turnover rate quarter over quarter.  The increase in the average settlement price was attributable to the average price of homes in backlog being approximately 3% higher entering 2015 compared to backlog entering 2014.

Gross profit margin in the quarter ended March 31, 2015 decreased 104 basis points compared to the first quarter of 2014 due primarily to higher lot and construction costs quarter over quarter.

The number of New Orders and the average sales price of New Orders increased 18% and 2%, respectively, in first quarter of 2015 when compared to the first quarter of 2014.  New Orders increased due to more favorable market conditions in the first quarter of 2015 compared to the same period in 2014, which led to higher absorption levels in each of our market segments.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2015 increased approximately $7,600, or 8%, compared to the first quarter of 2014, but decreased as a percentage of revenue to 10.4% from 11.3% quarter over quarter.  SG&A dollars increased in part due to an approximate $2,600 increase in equity-based compensation expense attributable to the granting of non-qualified stock options under the 2014 Equity Incentive Plan in May 2014.

Backlog units and dollars were 6,867 units and $2,639,047, respectively, as of March 31, 2015 compared to 6,059 units and $2,270,474, respectively, as of March 31, 2014.  The increase in backlog units was primarily attributable to the aforementioned increase in New Orders in the first quarter of 2015 compared to the first quarter of 2014.  Backlog dollars were favorably impacted by the increase in backlog units and a 2% higher average price of New Orders for the six-month period ended March 31, 2015 compared to the six-month period ended March 31, 2014.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 12% in the first quarter of both 2015 and 2014.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2015 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at March 31, 2015 and 2014 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $4,900 and $2,400 at March 31, 2015 and 2014, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2015 and 2014:

Selected Segment Financial Data:

	Three Months Ended March 31,
	2015	2014
Revenues:
Mid Atlantic	$556,120	$465,030
North East	82,993	78,792
Mid East	185,429	150,648
South East	116,996	104,717

	Three Months Ended March 31,
	2015	2014
Gross profit margin:
Mid Atlantic	$99,553	$89,286
North East	14,897	14,308
Mid East	28,297	20,849
South East	22,076	18,947

	Three Months Ended March 31,
	2015	2014
Segment profit (loss):
Mid Atlantic	$44,566	$41,012
North East	5,983	6,306
Mid East	7,063	(249)
South East	8,815	8,046

	Three Months Ended March 31,
	2015	2014
Gross profit margin percentage:
Mid Atlantic	17.9%	19.2%
North East	18.0%	18.2%
Mid East	15.3%	13.8%
South East	18.9%	18.1%

Operating Activity:

	Three Months Ended March 31,
	2015		2014
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,296	$428.0	1,124	$413.7
North East	239	$347.3	233	$338.2
Mid East	582	$318.6	478	$315.1
South East	417	$280.4	376	$278.4
Total	2,534	$371.0	2,211	$361.4

	Three Months Ended March 31,
	2015		2014
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,948	$439.3	1,675	$428.8
North East	337	$360.0	298	$346.3
Mid East	994	$316.6	891	$312.0
South East	647	$281.2	461	$269.7
Total	3,926	$375.4	3,325	$368.1

	As of March 31,
	2015		2014
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,598	$439.1	3,261	$429.0
North East	686	$355.0	560	$349.0
Mid East	1,562	$333.3	1,445	$318.9
South East	1,021	$288.8	793	$271.5
Total	6,867	$384.3	6,059	$374.7

	Three Months Ended March 31,
	2015	2014
New order cancellation rate:
Mid Atlantic	12.3%	11.0%
North East	14.5%	13.4%
Mid East	10.3%	9.6%
South East	12.7%	15.9%

	Three Months Ended March 31,
	2015	2014
Average active communities:
Mid Atlantic	238	242
North East	39	44
Mid East	129	125
South East	68	70
Total	474	481

Homebuilding Inventory:

	March 31, 2015	December 31, 2014
Sold inventory:
Mid Atlantic	$518,155	$435,833
North East	75,504	61,233
Mid East	121,935	115,210
South East	78,496	73,223
Total (1)	$794,090	$685,499

	March 31, 2015	December 31, 2014
Unsold lots and housing units inventory:
Mid Atlantic	$80,261	$103,685
North East	4,909	5,528
Mid East	12,161	8,953
South East	10,948	12,051
Total (1)	$108,279	$130,217

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended March 31,
	2015	2014
Sold and unsold inventory impairments:
Mid Atlantic	$24	$97
North East	1	1
Mid East	118	78
South East	—	—
Total	$143	$176

Lots Controlled and Land Deposits:

	March 31, 2015	December 31, 2014
Total lots controlled:
Mid Atlantic	32,700	32,800
North East	6,000	6,000
Mid East	18,100	17,400
South East	12,800	12,500
Total	69,600	68,700

	March 31, 2015	December 31, 2014
Lots included in impairment reserve:
Mid Atlantic	3,600	3,700
North East	600	600
Mid East	2,500	2,500
South East	600	1,000
Total	7,300	7,800

	March 31, 2015	December 31, 2014
Contract land deposits, net:
Mid Atlantic	$187,857	$188,747
North East	27,439	27,900
Mid East	41,349	40,061
South East	43,414	42,642
Total	$300,059	$299,350

	Three Months Ended March 31,
	2015	2014
Contract land deposit impairments:
Mid Atlantic	$953	$—
North East	9	2
Mid East	5	11
South East	—	36
Total	$967	$49

Mid Atlantic

Three Months Ended March 31, 2015 and 2014

The Mid Atlantic segment had an approximate $3,600, or 9%, increase in segment profit in the first quarter of 2015 compared to the first quarter of 2014.  The increase in segment profit was driven by an increase of approximately $91,100, or 20%, in revenues quarter over quarter due to a 15% increase in the number of units settled and a 3% increase in the average settlement price.  The increases in the number of units settled and the average settlement price were favorably impacted by a 9% higher backlog unit balance and 3% higher average price of homes in backlog entering 2015 compared to the backlog entering 2014.  The Mid Atlantic segment’s gross profit margin percentage decreased to 17.9% in 2015 from 19.2% in 2014, due primarily to higher lot and construction costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 16% and 2%, respectively, in the first quarter of 2015 from the same period in 2014.  New Orders were favorably impacted by improved market conditions in the first quarter of 2015 compared to the same period in 2014, which led to a higher absorption rate quarter over quarter.

North East

Three Months Ended March 31, 2015 and 2014

The North East segment had an approximate $300, or 5%, decrease in segment profit in the first quarter of 2015 compared to the first quarter of 2014.  An increase in segment revenues of approximately $4,200, or 5%, quarter over quarter was offset primarily by higher lot and construction costs in the first quarter of 2015.  The increase in segment revenues was due to a 3% increase in the number of units settled and a 3% increase in the average settlement price.  The North East segment’s gross profit margin percentage of 18.0% in 2015 was flat compared to the first quarter of 2014.

Segment New Orders and the average sales price of New Orders increased 13% and 4%, respectively, in the first quarter of 2015 compared to the same period in 2014.  The number of New Orders increased despite a 10% decrease in the average number of active communities quarter over quarter, due to a higher absorption rate quarter over quarter.  Community absorption was impacted by favorable market conditions in the first quarter of 2015 compared to the first quarter of 2014.

Mid East

Three Months Ended March 31, 2015 and 2014

The Mid East segment had a profit of approximately $7,100 in the first quarter of 2015 compared to a loss of approximately $250 in the first quarter of 2014.  The increase in segment profit was driven by an increase of approximately $34,800, or 23%, in revenues quarter over quarter.  The increase in revenues was due primarily to a 22%

increase in the number of units settled.  The increase in settlements was primarily attributable to a 11% higher backlog unit balance entering the first quarter of 2015 compared to backlog entering 2014, coupled with a higher backlog turnover rate.  The segment’s gross profit margin percentage increased to 15.3% in the first quarter of 2015 from 13.8% in the same period of 2014, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs in the current year first quarter.

Segment New Orders and the average selling price of New Orders increased 12% and 1%, respectively, in the first quarter of 2015 compared to the same period in 2014.  New Orders were favorably impacted by a higher absorption rate quarter over quarter and a 3% increase in the average number of active communities in the current year first quarter.  Community absorption was impacted by favorable market conditions in the first quarter of 2015 compared to the first quarter of 2014.

South East

Three Months Ended March 31, 2015 and 2014

The South East segment had an approximate $800, or 10%, increase in segment profit in the first quarter of 2015 compared to the first quarter of 2014.  The increase in segment profit was primarily driven by an increase of approximately $12,300, or 12%, in revenues quarter over quarter due primarily to an 11% increase in the number of units settled.  The increase in settlements was attributable to a 12% higher backlog unit balance entering 2015 compared to backlog entering 2014.  The South East segment’s gross profit margins increased to 18.9% in the first quarter of 2015 from 18.1% in the first quarter of 2014, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs in the current year first quarter.

Segment New Orders and the average sales price of New Orders increased 40% and 4%, respectively, in the first quarter of 2015 compared to the same period in 2014.  New Orders increased despite a 3% decrease in the average number of active communities in the first quarter of 2015 compared to the same period in 2014 due to a higher absorption rate quarter over quarter.  Community absorption was impacted by favorable market conditions in the first quarter of 2015 compared to the first quarter of 2014.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments.  Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments.  External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2015	2014
Homebuilding consolidated gross profit:
Mid Atlantic	$99,553	$89,286
North East	14,897	14,308
Mid East	28,297	20,849
South East	22,076	18,947
Consolidation adjustments and other	(4,953)	645
Homebuilding consolidated gross profit	$159,870	$144,035

	Three Months Ended March 31,
	2015	2014
Homebuilding consolidated profit before taxes:
Mid Atlantic	$44,566	$41,012
North East	5,983	6,306
Mid East	7,063	(249)
South East	8,815	8,046
Reconciling items:
Contract land deposit impairment reserve (1)	903	1,983
Equity-based compensation expense	(12,553)	(9,854)
Corporate capital allocation (2)	36,945	28,966
Unallocated corporate overhead	(29,984)	(25,960)
Consolidation adjustments and other	649	4,141
Corporate interest expense	(5,803)	(5,675)
Reconciling items sub-total	(9,843)	(6,399)
Homebuilding consolidated profit before taxes	$56,584	$48,716

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
Mid Atlantic	$23,411	$18,156
North East	3,310	2,449
Mid East	5,935	5,298
South East	4,289	3,063
Total	$36,945	$28,966

Mortgage Banking Segment

Three Months Ended March 31, 2015 and 2014

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary.  NVRM focuses almost exclusively on serving homebuilding’s customer base.  The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Loan closing volume:
Total principal	$638,627	$472,933

Loan volume mix:
Adjustable rate mortgages	16%	13%
Fixed-rate mortgages	84%	87%

Operating profit:
Segment profit	$6,625	$1,840
Equity-based compensation expense	(846)	(849)
Mortgage banking income before tax	$5,779	$991

Capture rate:	87%	78%

Mortgage banking fees:
Net gain on sale of loans	$11,238	$7,995
Title services	4,860	4,029
Servicing fees	113	99
	$16,211	$12,123

Loan closing volume for the three months ended March 31, 2015 increased by approximately $165,700, or 35%, from the same period for 2014.  The increase was primarily attributable to a 30% increase in the number of loans closed and a 4% increase in the average loan amount over the same period for 2014.  The increase in the number of loans closed was primarily attributable to the aforementioned increase in the homebuilding segment’s number of settlements in 2015 as compared to 2014 and an increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”) compared to the same period in 2014. The Capture Rate increased from 78% in 2014 to 87% in 2015.  The increase in the average loan amount is consistent with the homebuilding segment’s increase in average settlement price.

Segment profit for the three months ended March 31, 2015 increased by approximately $4,800 from the same period for 2014.  The increase was primarily attributable to an approximate $4,100 increase in mortgage banking fees resulting from the aforementioned increase in loan closing volume, and improved leveraging of general and administrative expenses.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold.  The allowance is calculated based on an analysis of historical experience and exposure. At March 31, 2015, we had an allowance for loan losses of approximately $10,500.  Although we consider the allowance for loan losses reflected on the March 31, 2015 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding operations’ customers for business.  If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.  In addition, NVRM’s operating results may be adversely affected in future periods due to tightening and volatility of the credit markets, changes in investor funding times, increased regulation of mortgage lending practices and increased competition in the mortgage market.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and capital raised in the public debt and equity markets.  Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a $25,000 revolving mortgage repurchase facility, which is non-recourse to NVR.  At March 31, 2015, there was no debt outstanding under the NVRM revolving mortgage repurchase facility and there were no borrowing base limitations.

There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2015.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

For the three months ended March 31, 2015, cash and cash equivalents decreased $12,906.  Cash used in operating activities was $1,603.  Cash was used to fund the increase in homebuilding inventory of $84,212, as a result of an increase in units under construction at March 31, 2015 compared to December 31, 2014.  Cash was provided by net proceeds of $50,369 from mortgage loan activity and an increase in customer deposits totaling $19,210 attributable to an increase in our sales backlog at March 31, 2015.

Net cash provided by investing activities of $536 included the receipt of capital distributions from our unconsolidated JVs totaling $6,154, offset by cash used for purchases of property, plant and equipment of $4,893.

Net cash used in financing activities was $11,839 for the three months ended March 31, 2015. Cash was used to repurchase 50,326 shares of our common stock at an aggregate purchase price of $63,099 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $43,626 in proceeds, and we realized $7,998 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2015.

Recent Accounting Pronouncements

See Note 14 in the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.

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

At March 31, 2015, we had approximately $35,800 in land under development in four separate communities.  In addition, at March 31, 2015, we had an aggregate investment totaling approximately $74,400 in five separate JVs that controlled land under development.  None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at March 31, 2015.  As such, we do not believe that any of the land under development is impaired at this time.  However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the March 31, 2015 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business.  Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases.  Although we consider the warranty and product liability accrual reflected on the March 31, 2015 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

Equity-Based Compensation Expense

Compensation costs related to our equity-based compensation plans are recognized within our income statement.  The costs recognized are based on the grant date fair value.  Compensation cost for share-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant).  For the recognition of equity-based compensation expense, stock options which are subject to a performance condition are treated as a separate award from the “service-only” stock options, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved.

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

In addition, when recognizing stock based compensation cost related to “performance condition” stock option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during specified three-year  periods.  While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such stock options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition option grants that would otherwise have been recognized to date.  Although we believe that the compensation costs recognized are representative of the cumulative ratable amortization of the grant-date fair value of unvested stock options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home.  We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination.  All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor.  Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs.  Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA.  We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.  We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold.  The allowance is calculated based on an analysis of historical experience and exposure.  Although we consider the allowance for loan losses reflected on the March 31, 2015 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2015.  For additional information regarding market risk, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.Controls and Procedures

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

Item 1.Legal Proceedings

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in our favor and found that we had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff has sought review in the U.S. Court of Appeals for the Second Circuit, in which he challenges the legal standard that the trial court applied in crafting its jury instructions regarding the outside sales exemption, in addition to rulings that the trial court made at earlier stages of the case. That appeal is fully briefed and scheduled for oral argument on May 15, 2015. The remainder of the cases noted above are in various stages of pre-trial proceedings, many of them stayed or administratively closed pending a final disposition of the Tracy action.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

We had two repurchase authorizations outstanding during the quarter ended March 31, 2015.  On July 31, 2014 and February 18, 2015, we publicly announced the Board of Directors’ approval for us to repurchase up to an aggregate of $300,000 per authorization, of our common stock in one or more open market and/or privately negotiated transactions. The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015	23,875	$1,246.59	23,875	$140,819
February 1 - 28, 2015	26,451	$1,260.32	26,451	$407,482
March 1 - 31, 2015	—	$—	—	$407,482
Total	50,326	$1,253.81	50,326

Item 6.Exhibits

(a)  Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 1, 2015	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document