Form 10-Q
period 2015-06-30
NVR INC
filed 2015-07-30
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015 there were 4,061,189 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$476,493	$514,780
Receivables	15,987	10,021
Inventory:
Lots and housing units, covered under sales agreements with customers	943,970	690,955
Unsold lots and housing units	104,484	131,938
Land under development	25,554	33,689
Building materials and other	11,083	12,904
	1,085,091	869,486

Assets related to consolidated variable interest entity	2,902	3,590
Contract land deposits, net	301,848	294,676
Property, plant and equipment, net	45,071	46,242
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	4,673	5,364
Other assets	303,435	302,280
	2,277,080	2,088,019

Mortgage Banking:
Cash and cash equivalents	19,238	30,158
Mortgage loans held for sale, net	265,418	205,664
Property and equipment, net	5,675	6,189
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	21,477	13,958
	319,155	263,316
Total assets	$2,596,235	$2,351,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$256,521	$204,622
Accrued expenses and other liabilities	299,553	289,058
Liabilities related to consolidated variable interest entity	1,652	1,618
Non-recourse debt related to consolidated variable interest entity	—	64
Customer deposits	138,383	106,755
Senior notes	599,213	599,166
	1,295,322	1,201,283
Mortgage Banking:
Accounts payable and other liabilities	26,032	25,797
	26,032	25,797
Total liabilities	1,321,354	1,227,080

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2015 and December 31, 2014	206	206
Additional paid-in capital	1,389,725	1,325,495
Deferred compensation trust – 108,614 shares of NVR, Inc. common stock as of both June 30, 2015 and December 31, 2014	(17,333)	(17,333)
Deferred compensation liability	17,333	17,333
Retained earnings	5,019,640	4,887,187
Less treasury stock at cost – 16,486,160 and 16,506,229 shares as of June 30, 2015 and December 31, 2014, respectively	(5,134,690)	(5,088,633)
Total shareholders' equity	1,274,881	1,124,255
Total liabilities and shareholders' equity	$2,596,235	$2,351,335

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Homebuilding:
Revenues	$1,221,111	$1,084,080	$2,162,649	$1,883,267
Other income	1,122	452	1,847	1,449
Cost of sales	(986,854)	(882,778)	(1,768,522)	(1,537,930)
Selling, general and administrative	(92,314)	(93,583)	(190,543)	(184,215)
Operating income	143,065	108,171	205,431	162,571
Interest expense	(5,817)	(5,593)	(11,599)	(11,277)
Homebuilding income	137,248	102,578	193,832	151,294

Mortgage Banking:
Mortgage banking fees	22,522	17,974	38,733	30,097
Interest income	1,303	825	2,381	2,009
Other income	243	194	348	253
General and administrative	(12,493)	(12,617)	(23,972)	(24,882)
Interest expense	(139)	(130)	(275)	(240)
Mortgage banking income	11,436	6,246	17,215	7,237

Income before taxes	148,684	108,824	211,047	158,531
Income tax expense	(55,289)	(40,646)	(78,594)	(66,504)

Net income	$93,395	$68,178	$132,453	$92,027

Basic earnings per share	$22.97	$15.68	$32.61	$20.88

Diluted earnings per share	$21.91	$15.17	$31.17	$20.19

Basic weighted average shares outstanding	4,066	4,349	4,062	4,408

Diluted weighted average shares outstanding	4,262	4,495	4,249	4,557

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$132,453	$92,027
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,741	7,926
Excess income tax benefit from equity-based compensation	(9,899)	(6,050)
Equity-based compensation expense	26,303	26,641
Contract land deposit recoveries	(5,747)	(3,655)
Gain on sale of loans	(27,331)	(20,505)
Mortgage loans closed	(1,311,016)	(1,010,249)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,273,413	1,072,897
Distribution of earnings from unconsolidated joint ventures	9,939	4,718
Net change in assets and liabilities:
Increase in inventory	(213,837)	(212,502)
Increase in contract land deposits	(1,425)	(13,268)
Increase in receivables	(6,948)	(5,549)
Increase in accounts payable and accrued expenses	66,521	33,972
Increase in customer deposits	31,628	27,298
Other, net	(15,204)	(10,781)
Net cash used in operating activities	(40,409)	(17,080)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,245)	—
Distribution of capital from unconsolidated joint ventures	10,561	8,282
Purchase of property, plant and equipment	(8,585)	(20,805)
Proceeds from the sale of property, plant and equipment	338	363
Net cash provided by (used in) investing activities	1,069	(12,160)

Cash flows from financing activities:
Purchase of treasury stock	(69,285)	(347,448)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	(64)	(2,222)
Distributions to partner in consolidated variable interest entity	(300)	(281)
Excess income tax benefit from equity-based compensation	9,899	6,050
Proceeds from the exercise of stock options	51,256	60,593
Net cash used in financing activities	(8,494)	(283,308)

Net decrease in cash and cash equivalents	(47,834)	(312,548)
Cash and cash equivalents, beginning of the period	545,419	866,253

Cash and cash equivalents, end of the period	$497,585	$553,705

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,221	$12,166
Income taxes paid during the period, net of refunds	$52,781	$63,128

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

For the three months and six months ended June 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR believes the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity.  Unless and until a development entity completes finished building lots through the development process to be able to sell, the process of which the development entity’s equity investors bear the full risk, the entity does not earn any revenues.  The operating development activities are managed solely by the development entity’s equity investors.

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

As of June 30, 2015, NVR controlled approximately 65,300 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling $347,900 and $2,300, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the purchase agreements and, in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 6,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $3,200 and $1,300, respectively as of June 30, 2015, of which approximately $4,400 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Contract land deposits	$351,085	$350,750
Loss reserve on contract land deposits	(49,237)	(56,074)
Contract land deposits, net	301,848	294,676
Contingent obligations in the form of letters of credit	3,630	4,674
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$306,983	$300,855

(1)	As of both June 30, 2015 and December 31, 2014, the Company was committed to purchase 10 finished lots under specific performance obligations.

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

At June 30, 2015, the Company had an aggregate investment totaling approximately $68,500 in five JVs that are expected to produce approximately 8,300 finished lots, of which approximately 3,300 were not under contract with NVR. In addition, NVR had additional funding commitments totaling approximately $12,100 in the aggregate to three of the JVs at June 30, 2015. The Company has determined that it is not the primary beneficiary of four of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $67,300 and $80,100 at June 30, 2015 and December 31, 2014, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of June 30, 2015 and December 31, 2014 of the consolidated JV were as follows:

	June 30, 2015	December 31, 2014
Assets:
Cash	$1,854	$481
Restricted cash	—	160
Other assets	199	332
Land under development	849	2,617
Total assets	$2,902	$3,590

Liabilities and equity:
Debt	$—	$64
Accrued expenses	1,389	1,231
Equity	1,513	2,295
Total liabilities and equity	$2,902	$3,590

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

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.  As of June 30, 2015, NVR directly owned four separate raw parcels of land with a carrying value of $25,554 that it intends to develop into approximately 380 finished lots.  Of the total finished lots, approximately 90 lots are under contract to be sold to an unrelated party under lot purchase agreements.  During the three and six months ended June 30, 2015, the Company sold one and six lots, respectively, pursuant to these lot purchase agreements for an aggregate sales price of $259 and $1,535, respectively.  No lots were sold to unrelated parties during the first six months of 2014. The Company capitalizes interest costs to land under development during the active development of finished lots (see Note 5 for further discussion of capitalized interest). None of the raw parcels had any indicators of impairment as of June 30, 2015.  Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest.  Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.  NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest capitalized, beginning of period	$4,271	$3,618	$4,072	$3,294
Interest incurred	6,262	6,200	12,525	12,423
Interest charged to interest expense	(5,956)	(5,723)	(11,874)	(11,517)
Interest charged to cost of sales	(245)	(285)	(391)	(390)
Interest capitalized, end of period	$4,332	$3,810	$4,332	$3,810

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding used to calculate basic EPS	4,066	4,349	4,062	4,408
Dilutive securities:
Stock options and restricted share units	196	146	187	149
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,262	4,495	4,249	4,557

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and six months ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive securities	37	753	41	753

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of June 30, 2015, goodwill and net finite-lived intangible assets totaled $441 and $4,232, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of four years.  Accumulated amortization as of June 30, 2015 was $4,546.  Amortization expense related to the finite-lived intangible assets was $346 and $691 for both the three and six months ended June 30, 2015 and 2014, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2015 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2014	$206	$1,325,495	$4,887,187	$(5,088,633)	$(17,333)	$17,333	$1,124,255

Net income	—	—	132,453	—	—	—	132,453
Purchase of common stock for treasury	—	—	—	(69,285)	—	—	(69,285)
Equity-based compensation	—	26,303	—	—	—	—	26,303
Tax benefit from equity benefit plan activity	—	9,899	—	—	—	—	9,899
Proceeds from stock options exercised	—	51,256	—	—	—	—	51,256
Treasury stock issued upon option exercise and restricted share vesting	—	(23,228)	—	23,228	—	—	—
Balance, June 30, 2015	$206	$1,389,725	$5,019,640	$(5,134,690)	$(17,333)	$17,333	$1,274,881

The Company repurchased 55 shares of its common stock during the six months ended June 30, 2015. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 75 shares were issued from the treasury account during the six months ended June 30, 2015 in settlement of option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warranty reserve, beginning of period	$89,743	$98,765	$94,060	$101,507
Provision	11,144	13,193	20,226	23,453
Payments	(15,013)	(14,768)	(28,412)	(27,770)
Warranty reserve, end of period	$85,874	$97,190	$85,874	$97,190

The warranty reserve provision for the three and six months ended June 30, 2014 included an additional charge of $3,000 and $3,975, respectively, related to the estimated cost of ongoing remediation of a previously disclosed water infiltration issue in a single community.  During the three month period ended June 30, 2015, approximately $1,300 of the estimated accrued remediation costs related to this issue were reversed as the repairs neared completion and actual expected costs became known.

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Homebuilding Mid Atlantic	$746,168	$657,825	$1,302,288	$1,122,855
Homebuilding North East	114,375	92,438	197,368	171,230
Homebuilding Mid East	221,083	221,088	406,512	371,736
Homebuilding South East	139,485	112,729	256,481	217,446
Mortgage Banking	22,522	17,974	38,733	30,097
Total consolidated revenues	$1,243,633	$1,102,054	$2,201,382	$1,913,364

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Profit before taxes:
Homebuilding Mid Atlantic	$85,041	$67,347	$129,607	$108,358
Homebuilding North East	12,631	8,398	18,615	14,705
Homebuilding Mid East	15,586	11,116	22,649	10,867
Homebuilding South East	12,625	7,895	21,441	15,941
Mortgage Banking	12,256	7,427	18,881	9,267
Total segment profit	138,139	102,183	211,193	159,138
Reconciling items:
Contract land deposit reserve adjustment (1)	5,903	1,672	6,806	3,655
Equity-based compensation expense	(12,904)	(15,938)	(26,303)	(26,641)
Corporate capital allocation (2)	41,398	34,511	78,341	63,477
Unallocated corporate overhead	(19,764)	(15,513)	(49,748)	(41,473)
Consolidation adjustments and other	1,681	7,488	2,330	11,629
Corporate interest expense	(5,769)	(5,579)	(11,572)	(11,254)
Reconciling items sub-total	10,545	6,641	(146)	(607)
Consolidated profit before taxes	$148,684	$108,824	$211,047	$158,531

	June 30, 2015	December 31, 2014
Assets:
Homebuilding Mid Atlantic	$1,020,837	$917,689
Homebuilding North East	131,216	103,631
Homebuilding Mid East	258,942	192,781
Homebuilding South East	173,378	144,939
Mortgage Banking	311,808	255,969
Total segment assets	1,896,181	1,615,009
Reconciling items:
Consolidated variable interest entity	2,902	3,590
Cash and cash equivalents	476,493	514,780
Deferred taxes	170,162	165,189
Intangible assets and goodwill	53,600	54,291
Contract land deposit reserve	(49,237)	(56,074)
Consolidation adjustments and other	46,134	54,550
Reconciling items sub-total	700,054	736,326
Consolidated assets	$2,596,235	$2,351,335

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$26,258	$21,742	$49,667	$39,898
Homebuilding North East	3,805	2,733	7,115	5,182
Homebuilding Mid East	6,672	6,180	12,607	11,478
Homebuilding South East	4,663	3,856	8,952	6,919
Total	$41,398	$34,511	$78,341	$63,477

11.	Fair Value

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of June 30, 2015 was $604,500.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $599,213 at June 30, 2015.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2015, there were contractual commitments to extend credit to borrowers aggregating $464,190 and open forward delivery contracts aggregating $678,216, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 121 basis points of the loan amount as of June 30, 2015, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

loan type.  NVRM assumes an approximate 12% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $265,418 included on the accompanying condensed consolidated balance sheet has been reduced by $1,186 from the aggregate principal balance of $266,604.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of June 30, 2015, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$5,866
Gross liabilities	4,103
Net rate lock commitments	$1,763	NVRM - Other assets
Forward sales contracts:
Gross assets	$5,192
Gross liabilities	333
Net forward sales contracts	$4,859	NVRM - Other assets

The fair value measurement as of June 30, 2015 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$464,190	$(1,040)	$(2,210)	$5,013	$—	$1,763
Forward sales contracts	$678,216	—	—	—	4,859	4,859
Mortgages held for sale	$266,604	(222)	(4,115)	3,151	—	(1,186)
Total fair value measurement		$(1,262)	$(6,325)	$8,164	$4,859	$5,436

For the three and six months ended June 30, 2015, NVRM recorded a fair value adjustment to income of $2,033 and $1,611, respectively.  For the three and six months ended June 30, 2014, NVRM recorded a fair value adjustment to income of $3,639 and $4,059, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

12.	Debt

As of June 30, 2015, the Company had Senior Notes outstanding with a principal balance of $600,000.  The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet.  The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At June 30, 2015, there was no outstanding debt under the Repurchase Agreement.  Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale.  As of June 30, 2015, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement was renewed in July 2015 with materially consistent terms and conditions and expires on July 28, 2016.

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in NVR’s favor and found that the Company had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff sought review in the U.S. Court of Appeals for the Second Circuit, which in May 2015 rejected all challenges that the plaintiff had raised to the verdict in favor of NVR and in June 2015 denied his motion for a rehearing of the appeal. The remainder of the cases noted above are in various stages of pre-trial proceedings, and many of them are stayed or administratively closed.

The Company believes that its compensation practices in regard to SMRs are entirely lawful and has vigorously defended all claims challenging those practices. The Company also has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims. Given the disposition of the Tracy action, in the absence of a change in circumstances, the Company does not intend to include information about the matters described above in its future disclosures.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB delayed the standard’s effective date for one year.  The standard is effective for the Company as of January 1, 2018.  Early adoption is permitted for the annual period beginning January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.  The standard changes the manner in which reporting entities evaluate consolidation requirements of certain legal entities.  The standard is effective for the Company as of January 1, 2016.  The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset.  The standard is effective for the Company for the first annual period beginning after December 15, 2015, and must be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.  The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The standard adds guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  The standard provides a basis for evaluating whether a cloud computing arrangement includes a software license or whether the arrangement should be accounted for as a service contract.  The standard is effective for the Company as of January 1, 2016.  The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The standard is effective for the Company for the first annual period beginning after December 15, 2016.  The amendments in the standard are to be applied prospectively with early adoption permitted.  The Company is currently evaluating the impact of adoption on its consolidated financial statements and related disclosures.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

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

As of June 30, 2015, we controlled approximately 65,300 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $347,900 and $2,300, respectively. Included in the number of controlled lots are approximately 7,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $49,200 as of June 30, 2015. In addition, we had an aggregate investment totaling approximately $68,500 in five separate joint venture limited liability corporations (“JVs”), expected to produce approximately 8,300 lots. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at June 30, 2015. Further, as of June 30, 2015, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $25,600 that we intend to develop into approximately 380 finished lots. Of the total finished lots expected to be developed, approximately 90 lots are under contract to be sold to an unrelated party under lot purchase agreements. See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively. Additionally, we have certain properties under contract with land owners that are expected to yield approximately 6,400 lots, which are not included in our number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $3,200 and $1,300, respectively, as of June 30, 2015, of which approximately $4,400 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

New home demand continued to improve in the first six months of 2015.  However, new home prices continue to be constrained by an increase in the number of new home communities in many markets.  The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the second quarter of 2015 totaled $1,243,633, a 13% increase from the second quarter of 2014.  Our net income and diluted earnings per share in the current quarter were $93,395 and $21.91, respectively, increases of 37% and 44%, respectively, compared to the second quarter of 2014.  Our homebuilding gross profit margin percentage increased to 19.2% in the second quarter of 2015 compared to 18.6% in the second quarter of 2014.  Our new orders, net of cancellations (“New Orders”) and the average sales price for New Orders increased 11% and 3%, respectively, compared to the second quarter of 2014.

We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvements in job and wage growth and household formation.  We expect to continue to face gross margin pressure due to higher land and construction costs, as well as increased competition associated with an increase in the number of new home communities in our markets.  We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,221,111	$1,084,080	$2,162,649	$1,883,267
Cost of sales	$986,854	$882,778	$1,768,522	$1,537,930
Gross profit margin percentage	19.2%	18.6%	18.2%	18.3%
Selling, general and administrative expenses	$92,314	$93,583	$190,543	$184,215
Settlements (units)	3,175	2,943	5,709	5,154
Average settlement price	$384.4	$368.2	$378.5	$365.3
New orders (units)	3,796	3,415	7,722	6,740
Average new order price	$378.3	$368.0	$376.8	$368.0
Backlog (units)			7,488	6,531
Average backlog price			$381.2	$374.1
New order cancellation rate	14.0%	13.2%	13.0%	12.4%

Consolidated Homebuilding - Three Months Ended June 30, 2015 and 2014

Homebuilding revenues increased 13% for the second quarter of 2015 from the same period in 2014, as a result of an 8% increase in the number of units settled and a 4% increase in the average settlement price quarter over quarter.  The increase in the number of units settled is primarily attributable to a 13% higher backlog unit balance entering the second quarter of 2015 compared to backlog entering the second quarter of 2014, partially offset by a slower backlog turnover rate in the second quarter of 2015.  The increase in the average settlement price was attributable to the average price of homes in backlog being approximately 3% higher entering the second quarter of 2015 compared to backlog entering the second quarter of 2014.

Gross profit margin percentage in the quarter ended June 30, 2015 increased 61 basis points compared to the second quarter of 2014.  Gross profit margin was favorably impacted, in part, by the recognition of approximately $5,800, or 47 basis points of revenue, from the recovery of contract land deposits previously determined to be uncollectible during the second quarter of 2015 compared to the recovery of contract land deposits of $1,700, or 15 basis points of revenue, during the second quarter of 2014.

The number of New Orders and the average sales price of New Orders increased 11% and 3%, respectively, in second quarter of 2015 when compared to the second quarter of 2014.  New Orders increased despite a 4% decrease in the average number of active communities quarter over quarter due to more favorable market conditions in the second quarter of 2015 compared to the same period in 2014, which led to higher sales absorption levels in each of our market segments.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2015 were relatively flat compared to the second quarter of 2014 due in part to flat headcount quarter over quarter.  As a percentage of revenue, SG&A expense decreased to 7.6% from 8.6% quarter over quarter due to improved leveraging of SG&A expenses.

Consolidated Homebuilding – Six Months Ended June 30, 2015 and 2014

Homebuilding revenues increased 15% for the six months ended June 30, 2015 compared to the same period in 2014, as a result of an 11% increase in the number of units settled and a 4% increase in the average settlement price year over year.  The increase in the number of units settled is primarily attributable to an 11% higher backlog unit balance entering 2015 compared to backlog entering 2014.  The increase in the average settlement price was attributable to the average price of homes in backlog being approximately 3% higher entering 2015 compared to backlog entering 2014.

Gross profit margin percentage in the first six months of 2015 was flat compared to the first six months of 2014, as higher revenues were offset by higher lot and construction costs year over year.

The number of New Orders and the average sales price of New Orders increased 15% and 2%, respectively, in the first six months of 2015 compared to the first six months of 2014.  New Orders increased due to improved market conditions during the first six months of 2015 compared to the same period in 2014, which led to higher sales absorption levels in each of our market segments.

SG&A expenses during the first six months of 2015 increased approximately $6,300, or 3%, compared to the first six months of 2014. SG&A expenses increased, in part, due to an approximate $4,200 increase in management incentive expense attributable to the improved operating results in the current year.  SG&A expenses decreased as a percentage of revenue to 8.8% in 2015 from 9.8% in 2014 due to improved leveraging of SG&A expenses.

Backlog units and dollars were 7,488 units and $2,854,613, respectively, as of June 30, 2015 compared to 6,531 units and $2,443,238, respectively, as of June 30, 2014.  The 15% increase in backlog units was primarily attributable to the aforementioned 15% increase in New Orders in the first six months of 2015 compared to the first six months of 2014.  Backlog dollars were favorably impacted by the increase in backlog units and a 2% higher average price of New Orders for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.0% and 12.4% in the first six months of 2015 and 2014, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2015 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at June 30, 2015 and 2014 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $3,600 and $6,400 at June 30, 2015 and 2014, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2015 and 2014:

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Mid Atlantic	$746,168	$657,825	$1,302,288	$1,122,855
North East	114,375	92,438	197,368	171,230
Mid East	221,083	221,088	406,512	371,736
South East	139,485	112,729	256,481	217,446

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit margin:
Mid Atlantic	$144,272	$123,097	$243,824	$212,383
North East	22,270	17,677	37,168	31,985
Mid East	38,631	34,784	66,928	55,634
South East	26,333	20,389	48,409	39,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment profit:
Mid Atlantic	$85,041	$67,347	$129,607	$108,358
North East	12,631	8,398	18,615	14,705
Mid East	15,586	11,116	22,649	10,867
South East	12,625	7,895	21,441	15,941

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit margin percentage:
Mid Atlantic	19.3%	18.7%	18.7%	18.9%
North East	19.5%	19.1%	18.8%	18.7%
Mid East	17.5%	15.7%	16.5%	15.0%
South East	18.9%	18.1%	18.9%	18.1%

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,679	$444.2	1,547	$425.1	2,975	$437.2	2,671	$420.3
North East	323	$354.0	271	$341.1	562	$351.1	504	$339.7
Mid East	674	$327.9	707	$312.5	1,256	$323.6	1,185	$313.6
South East	499	$279.4	418	$269.6	916	$279.9	794	$273.7
Total	3,175	$384.4	2,943	$368.2	5,709	$378.5	5,154	$365.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,910	$441.7	1,751	$427.4	3,858	$440.5	3,426	$428.1
North East	295	$358.9	288	$337.9	632	$359.5	586	$342.1
Mid East	962	$320.9	825	$314.3	1,956	$318.7	1,716	$313.1
South East	629	$282.2	551	$275.4	1,276	$281.7	1,012	$272.8
Total	3,796	$378.3	3,415	$368.0	7,722	$376.8	6,740	$368.0

	As of June 30,
	2015		2014
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,829	$438.3	3,465	$430.0
North East	658	$357.2	577	$347.0
Mid East	1,850	$328.8	1,563	$319.1
South East	1,151	$289.3	926	$274.7
Total	7,488	$381.2	6,531	$374.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
New order cancellation rate:
Mid Atlantic	13.7%	13.6%	13.0%	12.3%
North East	15.7%	13.5%	15.1%	13.4%
Mid East	13.4%	12.4%	11.9%	11.0%
South East	14.9%	13.1%	13.8%	14.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average active communities:
Mid Atlantic	236	246	237	244
North East	38	45	39	44
Mid East	132	128	130	126
South East	70	75	69	73
Total	476	494	475	487

Homebuilding Inventory:

	June 30, 2015	December 31, 2014
Sold inventory:
Mid Atlantic	$585,699	$435,833
North East	86,567	61,233
Mid East	176,288	115,210
South East	97,335	73,223
Total (1)	$945,889	$685,499

	June 30, 2015	December 31, 2014
Unsold lots and housing units inventory:
Mid Atlantic	$77,572	$103,685
North East	4,637	5,528
Mid East	8,363	8,953
South East	12,764	12,051
Total (1)	$103,336	$130,217

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sold and unsold inventory impairments:
Mid Atlantic	$61	$123	$85	$220
North East	61	4	62	5
Mid East	84	—	202	78
South East	—	—	—	—
Total	$206	$127	$349	$303

Lots Controlled and Land Deposits:

	June 30, 2015	December 31, 2014
Total lots controlled:
Mid Atlantic	33,600	32,800
North East	6,000	6,000
Mid East	17,800	17,400
South East	13,200	12,500
Total	70,600	68,700

	June 30, 2015	December 31, 2014
Lots included in impairment reserve:
Mid Atlantic	3,200	3,700
North East	600	600
Mid East	2,800	2,500
South East	600	1,000
Total	7,200	7,800

	June 30, 2015	December 31, 2014
Contract land deposits, net:
Mid Atlantic	$189,147	$188,747
North East	28,697	27,900
Mid East	40,383	40,061
South East	47,251	42,642
Total	$305,478	$299,350

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contract land deposit impairments (recoveries):
Mid Atlantic	$102	$(60)	$1,055	$(60)
North East	—	—	9	2
Mid East	16	19	21	30
South East	5	154	5	190
Total	$123	$113	$1,090	$162

Mid Atlantic

Three Months Ended June 30, 2015 and 2014

The Mid Atlantic segment had an approximate $17,700, or 26%, increase in segment profit in the second quarter of 2015 compared to the second quarter of 2014. The increase in segment profit was driven by an increase in revenues of approximately $88,300, or 13%, quarter over quarter due to a 9% increase in the number of units settled and a 4% increase in the average settlement price. The increases in the number of units settled and the average settlement price were favorably impacted by a 10% higher backlog unit balance and a 2% higher average price of homes in backlog, respectively, entering the second quarter of 2015 compared to the same period in 2014. The Mid Atlantic segment’s gross profit margin percentage increased to 19.3% in 2015 from 18.7% in 2014.  Gross profit margin in the second quarter of 2014 was negatively impacted by an additional charge of $3,000, or 46 basis points of revenue, related to the estimated cost of remediation of a previously disclosed product warranty issue.  During the second quarter of 2015, approximately $1,300, or 18 basis points of revenue, of the estimated accrued remediation costs related to this warranty issue were reversed as the repairs neared completion and the expected costs became known.

Segment New Orders and the average sales price of New Orders increased 9% and 3%, respectively, in the second quarter of 2015 from the same period in 2014.  The number of New Orders increased despite a 4% decrease in the average number of active communities quarter over quarter, due to a higher sales absorption rate quarter over quarter. Community sales absorption was impacted by improved market conditions in the second quarter of 2015 compared to the second quarter of 2014.

Six Months Ended June 30, 2015 and 2014

The Mid Atlantic segment had an approximate $21,200, or 20%, increase in segment profit in the first six months of 2015 compared to the same period in 2014, driven by an increase in revenues of approximately $179,400, or 16%, year over year.  The increase in revenues is due primarily to an 11% increase in the number of units settled and a 4% increase in the average settlement price in 2015 compared to 2014. The number of units settled and the average settlement price were favorably impacted by a 9% higher backlog unit balance and a 3% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.7% in 2015 from 18.9% in 2014, due primarily to higher lot and construction costs year over year.

Segment New Orders and the average sales price for New Orders in the first six months of 2015 increased 13% and 3%, respectively, compared to the same period in 2014. New Orders increased despite a 3% decrease in the average number of active communities year over year, due to a higher sales absorption rate year over year. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

North East

Three Months Ended June 30, 2015 and 2014

The North East segment had an approximate $4,200, or 50%, increase in segment profit in the second quarter of 2015 compared to the second quarter of 2014. The increase in segment profit was driven by an increase in revenues of approximately $21,900, or 24%, quarter over quarter due to a 19% increase in the number of units settled and a 4% increase in the average settlement price. The increases in the number of units settled and the average settlement price were favorably impacted by a 23% higher backlog unit balance and a 2% higher average price of homes in backlog, respectively, entering the second quarter of 2015 compared to the same period in 2014. The North East segment’s gross profit margin percentage increased to 19.5% in the second quarter of 2015 from 19.1% in the second quarter of 2014, due to increased settlement volume which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price of New Orders increased 2% and 6%, respectively, in the second quarter of 2015 compared to the same period in 2014. The number of New Orders increased despite a 14% decrease in the average number of active communities quarter over quarter, due to a higher sales absorption rate quarter over quarter. Community sales absorption was impacted by improved market conditions in the second quarter of 2015 compared to the second quarter of 2014.  The increase in the segment’s average sales price was attributable to a shift in New Orders to higher priced markets and a relative shift to our higher priced NVHomes product.

Six Months Ended June 30, 2015 and 2014

The North East segment had an approximate $3,900, or 27%, increase in segment profit in the first six months of 2015 compared to the same period in 2014. The increase in segment profit was primarily driven by an increase in revenues of approximately $26,100, or 15%, year over year due to a 12% increase in the number of units settled and a 3% increase in the average settlement price. The increase in units settled was attributable to a 19% higher backlog unit balance entering 2015 compared to the backlog unit balance entering 2014, offset partially by a slower backlog turnover rate year over year. The North East segment’s gross profit margin percentage of 18.8% in 2015 was flat compared to 2014.

Segment New Orders and the average sales price of New Orders increased approximately 8% and 5%, respectively, during the first six months of 2015 from the same period in 2014. The number of New Orders increased despite a 12% decrease in the average number of active communities year over year, due to a higher sales absorption rate year over year.  Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.  The increase in the average sales price of New Orders is primarily attributable to a relative shift in New Orders to our higher priced NVHomes product.

Mid East

Three Months Ended June 30, 2015 and 2014

The Mid East segment had an approximate $4,500, or 40%, increase in segment profit in the second quarter of 2015 compared to the second quarter of 2014 due to improved gross margin discussed below. Segment revenues were flat quarter over quarter as an increase of 5% in the average settlement price was offset by a 5% decrease in the number of settlements, due to a slower backlog turnover rate in the second quarter of 2015.  The increase in the average settlement price is attributable to a 5% higher average price of homes in backlog entering the second quarter of 2015 compared to the same period in 2014.  The segment’s gross profit margin percentage increased to 17.5% in the second quarter of 2015 from 15.7% in the same period in 2014.  The segment’s gross profit margin percentage and segment profit were favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins.

Segment New Orders and the average sales price of New Orders increased 17% and 2%, respectively, in the second quarter of 2015 compared to the same period in 2014. New Orders were favorably impacted by a 4% increase in the average number of active communities quarter over quarter, as well as by a higher sales absorption rate in the second quarter of 2015 compared to the second quarter of 2014.  Community sales absorption was impacted by improved market conditions in the second quarter of 2015 compared to the second quarter of 2014.

Six Months Ended June 30, 2015 and 2014

The Mid East segment had an approximate $11,800, or 108%, increase in segment profit in the first six months of 2015 compared to the same period in 2014. The increase in segment profit was driven by an increase in revenues of approximately $34,800, or 9%, year over year due primarily to a 6% increase in the number of units settled and a 3% increase in the average settlement price year over year. The increase in the number of units settled was favorably impacted by an 11% higher backlog unit balance entering 2015 compared to the same period in 2014, offset partially by a slower backlog turnover rate year over year.  The average settlement price in 2015 was favorably impacted by a 5% higher average price of homes in backlog entering 2015 compared to the same period in 2014. The segment’s gross profit margin percentage increased to 16.5% in 2015 from 15.0% in 2014, due primarily to increased settlement activity, which allowed us to better leverage certain operating costs in 2015.

Segment New Orders and the average sales price of New Orders increased 14% and 2%, respectively in the first six months of 2015 compared to the same period in 2014. New Orders were favorably impacted by a 3% increase in the average number of active communities year over year, as well as, by a higher sales absorption rate in 2015 compared to 2014.  Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

South East

Three Months Ended June 30, 2015 and 2014

The South East segment had an approximate $4,700, or 60%, increase in segment profit in the second quarter of 2015 compared to the second quarter of 2014. The increase in segment profit was primarily driven by an increase in revenues of approximately $26,800, or 24%, quarter over quarter due primarily to a 19% increase in the number of units settled and a 4% increase in the average settlement price, quarter over quarter. The increase in the number of units settled was favorably impacted by a 29% higher backlog unit balance entering the second quarter of 2015 compared to the same period in 2014, offset partially by a slower backlog turnover rate in the second quarter of 2015.  The increase in the average settlement price is attributable to a 6% higher average price of homes in backlog entering the second quarter of 2015 compared to the same period in 2014. The South East segment’s gross profit margin percentage increased to 18.9% in the second quarter of 2015 from 18.1% in the second quarter of 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in the second quarter of 2015.  Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins.

Segment New Orders and the average sales price of New Orders increased 14% and 3%, respectively, in the second quarter of 2015 compared to the same period in 2014. New Orders increased despite a 7% decrease in the average number of active communities in the second quarter of 2015 compared to the same period in 2014 due to a higher sales absorption rate quarter over quarter. Community sales absorption was impacted by improved market conditions in the second quarter of 2015 compared to the second quarter of 2014.

Six Months Ended June 30, 2015 and 2014

The South East segment had an approximate $5,500, or 35%, increase in segment profit in the first six months of 2015 compared to the same period of 2014. The increase in segment profit was driven by an increase in revenues of approximately $39,000, or 18%, year over year due to a 15% increase in the number of units settled and a 2% increase in the average settlement price. The increase in settlements was driven primarily by a 12% higher backlog unit balance entering 2015 compared to the same period in 2014.  The South East segment’s gross profit margin percentage increased to 18.9% in 2015 from 18.1% in 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in 2015.  Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins.

Segment New Orders and the average sales price of New Orders increased 26% and 3%, respectively, in the first six months of 2015 compared to the same period in 2014. New Orders increased despite a 3% decrease in the average number of active communities year over year, due to a higher sales absorption rate year over year. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Homebuilding consolidated gross profit:
Mid Atlantic	$144,272	$123,097	$243,824	$212,383
North East	22,270	17,677	37,168	31,985
Mid East	38,631	34,784	66,928	55,634
South East	26,333	20,389	48,409	39,336
Consolidation adjustments and other	2,751	5,355	(2,202)	5,999
Homebuilding consolidated gross profit	$234,257	$201,302	$394,127	$345,337

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Homebuilding consolidated profit before taxes:
Mid Atlantic	$85,041	$67,347	$129,607	$108,358
North East	12,631	8,398	18,615	14,705
Mid East	15,586	11,116	22,649	10,867
South East	12,625	7,895	21,441	15,941
Reconciling items:
Contract land deposit impairment reserve (1)	5,903	1,672	6,806	3,655
Equity-based compensation expense	(12,084)	(14,757)	(24,637)	(24,611)
Corporate capital allocation (2)	41,398	34,511	78,341	63,477
Unallocated corporate overhead	(19,764)	(15,513)	(49,748)	(41,473)
Consolidation adjustments and other	1,681	7,488	2,330	11,629
Corporate interest expense	(5,769)	(5,579)	(11,572)	(11,254)
Reconciling items sub-total	11,365	7,822	1,520	1,423
Homebuilding consolidated profit before taxes	$137,248	$102,578	$193,832	$151,294

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Corporate capital allocation charge:
Mid Atlantic	$26,258	$21,742	$49,667	$39,898
North East	3,805	2,733	7,115	5,182
Mid East	6,672	6,180	12,607	11,478
South East	4,663	3,856	8,952	6,919
Total	$41,398	$34,511	$78,341	$63,477

Mortgage Banking Segment

Three and Six Months Ended June 30, 2015 and 2014

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loan closing volume:
Total principal	$859,402	$675,624	$1,498,029	$1,148,557

Loan volume mix:
Adjustable rate mortgages	16%	17%	16%	15%
Fixed-rate mortgages	84%	83%	84%	85%

Operating profit:
Segment profit	$12,256	$7,427	$18,881	$9,267
Equity-based compensation expense	(820)	(1,181)	(1,666)	(2,030)
Mortgage banking income before tax	$11,436	$6,246	$17,215	$7,237

Capture rate:	89%	82%	88%	80%

Mortgage banking fees:
Net gain on sale of loans	$16,093	$12,510	$27,331	$20,505
Title services	6,278	5,349	11,138	9,378
Servicing fees	151	115	264	214
	$22,522	$17,974	$38,733	$30,097

Loan closing volume for the three and six months ended June 30, 2015 increased by approximately $183,800, or 27%, and $349,500, or 30%, respectively, from the same periods for 2014.  The increase during the three months ended June 30, 2015 was primarily attributable to a 22% increase in the number of loans closed and a 5% increase in the average loan amount over the same period in 2014. The increase during the six months ended June 30, 2015 was primarily attributable to a 25% increase in the number of loans closed and a 4% increase in the average loan amount over the same period in 2014.  The increases in the number of loans closed was primarily attributable to the aforementioned increases in the homebuilding segment’s number of settlements in 2015 as compared to 2014 and increases in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”) compared to the same period in 2014. The Capture Rate for the three and six months ended June 30, 2015, increased to 89% and 88%, respectively, compared to 82% and 80% for the same period in 2014. The increases in the average loan amount is consistent with the homebuilding segment’s increase in average settlement price.

Segment profit for the three and six months ended June 30, 2015 increased by approximately $4,800 and $9,600, respectively, from the same periods in 2014. These increases were primarily attributable to increases in mortgage banking fees of approximately $4,500 and $8,600 during the three and six months ended June 30, 2015, respectively, resulting from the aforementioned increase in loan closing volumes and improved leveraging of general and administrative expenses.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At June 30, 2015, we had an allowance for loan losses of approximately $11,000. Although we consider the allowance for loan losses reflected on the June 30, 2015 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

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

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and capital raised in the public debt and equity markets.  Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a $25,000 revolving mortgage repurchase facility, which is non-recourse to NVR.  The agreement governing the revolving mortgage repurchase facility was renewed in July 2015 with materially consistent terms and conditions and expires on July 28, 2016.  At June 30, 2015, there was no debt outstanding under the NVRM revolving mortgage repurchase facility and there were no borrowing base limitations.

There have been no material changes in our lines of credit and notes payable during the three and six months ended June 30, 2015.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

For the six months ended June 30, 2015, cash and cash equivalents decreased $47,834.  Cash used in operating activities was $40,409.  Cash was used to fund the increase in homebuilding inventory of $213,837, as a result of an increase in units under construction at June 30, 2015 compared to December 31, 2014.  Cash was also used to fund $37,603 of net mortgage loan activity.  Cash was favorably impacted by a $66,521 increase in accounts payable and accrued expenses associated with the increase in homebuilding inventory.  Cash was also provided by a $31,628 increase in customer deposits attributable to an increase in our sales backlog at June 30, 2015.

Net cash provided by investing activities for the six months ended June 30, 2015 of $1,069 included the receipt of capital distributions from our unconsolidated JVs totaling $10,561, offset by cash used for purchases of property, plant and equipment of $8,585 and investments of $1,245 in our unconsolidated JVs.

Net cash used in financing activities was $8,494 for the six months ended June 30, 2015. Cash was used to repurchase 55,031 shares of our common stock at an aggregate purchase price of $69,285 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $51,256 in proceeds, and we realized $9,899 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2015.

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

At June 30, 2015, we had approximately $25,600 in land under development in four separate communities.  In addition, at June 30, 2015, we had an aggregate investment totaling approximately $68,500 in five separate JVs that controlled land under development.  None of the communities classified as land under development, nor any of the undeveloped land held by the JVs, had any indicators of impairment at June 30, 2015.  As such, we do not believe that any of the land under development is impaired at this time.  However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the June 30, 2015 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business.  Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases.  Although we consider the warranty and product liability accrual reflected on the June 30, 2015 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home.  We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination.  All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor.  Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs.  Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA.  We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.  We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold.  The allowance is calculated based on an analysis of historical experience and exposure.  Although we consider the allowance for loan losses reflected on the June 30, 2015 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2015. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In October 2013, Mr. Tracy’s individual claims were tried by a jury, which returned a unanimous verdict in our favor and found that we had properly classified Mr. Tracy as an exempt outside sales person. The plaintiff sought review in the U.S. Court of Appeals for the Second Circuit, which in May 2015 rejected all challenges that the plaintiff had raised to the verdict in our favor and in June 2015 denied his motion for a rehearing of the appeal. The remainder of the cases noted above are in various stages of pre-trial proceedings, and many of them are stayed or administratively closed.

We believe that our compensation practices in regard to SMRs are entirely lawful and have vigorously defended all claims challenging those practices. We also have not recorded any associated liabilities on the accompanying condensed consolidated balance sheets in conjunction with any of those claims. Given the disposition of the Tracy action, in the absence of a change in circumstances, we do not intend to include information about the matters described above in our future disclosures.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share data)

We had two share repurchase authorizations outstanding during the quarter ended June 30, 2015. On July 31, 2014 and February 18, 2015, we publicly announced the Board of Directors’ approval for us to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2015	—	$—	—	$407,482
May 1 - 31, 2015	4,705	$1,314.83	4,705	$401,296
June 1 - 30, 2015	—	$—	—	$401,296
Total	4,705	$1,314.83	4,705

Item 6.Exhibits

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: July 30, 2015	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

(a) Exhibits:

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document