Form 10-Q
period 2015-09-30
NVR INC
filed 2015-11-06
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 there were 3,912,711 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$375,886	$514,780
Receivables	9,850	10,021
Inventory:
Lots and housing units, covered under sales agreements with customers	987,933	690,955
Unsold lots and housing units	110,589	131,938
Land under development	53,203	33,689
Building materials and other	9,730	12,904
	1,161,455	869,486

Assets related to consolidated variable interest entity	1,799	3,590
Contract land deposits, net	318,588	294,676
Property, plant and equipment, net	44,911	46,242
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	4,327	5,364
Other assets	305,918	302,280
	2,264,314	2,088,019

Mortgage Banking:
Cash and cash equivalents	10,407	30,158
Mortgage loans held for sale, net	260,074	205,664
Property and equipment, net	5,502	6,189
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	23,038	13,958
	306,368	263,316
Total assets	$2,570,682	$2,351,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$260,941	$204,622
Accrued expenses and other liabilities	301,594	289,058
Liabilities related to consolidated variable interest entity	1,619	1,618
Non-recourse debt related to consolidated variable interest entity	—	64
Customer deposits	132,072	106,755
Senior notes	599,237	599,166
	1,295,463	1,201,283
Mortgage Banking:
Accounts payable and other liabilities	34,729	25,797
	34,729	25,797
Total liabilities	1,330,192	1,227,080

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2015 and December 31, 2014	206	206
Additional paid-in capital	1,420,214	1,325,495
Deferred compensation trust – 108,614 shares of NVR, Inc. common stock as of both September 30, 2015 and December 31, 2014	(17,333)	(17,333)
Deferred compensation liability	17,333	17,333
Retained earnings	5,136,110	4,887,187
Less treasury stock at cost – 16,573,224 and 16,506,229 shares as of September 30, 2015 and December 31, 2014, respectively	(5,316,040)	(5,088,633)
Total shareholders' equity	1,240,490	1,124,255
Total liabilities and shareholders' equity	$2,570,682	$2,351,335

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Homebuilding:
Revenues	$1,374,467	$1,185,160	$3,537,116	$3,068,427
Other income	643	905	2,490	2,354
Cost of sales	(1,111,672)	(960,055)	(2,880,194)	(2,497,985)
Selling, general and administrative	(88,664)	(83,881)	(279,207)	(268,096)
Operating income	174,774	142,129	380,205	304,700
Interest expense	(5,900)	(5,618)	(17,499)	(16,895)
Homebuilding income	168,874	136,511	362,706	287,805

Mortgage Banking:
Mortgage banking fees	27,884	18,006	66,617	48,103
Interest income	1,972	1,373	4,353	3,382
Other income	363	240	711	493
General and administrative	(13,916)	(12,182)	(37,888)	(37,064)
Interest expense	(181)	(157)	(456)	(397)
Mortgage banking income	16,122	7,280	33,337	14,517

Income before taxes	184,996	143,791	396,043	302,322
Income tax expense	(68,526)	(53,639)	(147,120)	(120,143)

Net income	$116,470	$90,152	$248,923	$182,179

Basic earnings per share	$28.75	$21.49	$61.34	$42.01

Diluted earnings per share	$27.11	$20.70	$58.32	$40.59

Basic weighted average shares outstanding	4,050	4,196	4,058	4,336

Diluted weighted average shares outstanding	4,296	4,354	4,268	4,489

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$248,923	$182,179
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,182	12,583
Excess income tax benefit from equity-based compensation	(14,465)	(6,786)
Equity-based compensation expense	39,874	44,874
Contract land deposit recoveries	(9,925)	(4,108)
Gain on sale of loans	(48,243)	(32,621)
Mortgage loans closed	(2,163,472)	(1,714,682)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,153,721	1,761,410
Distribution of earnings from unconsolidated joint ventures	13,069	4,790
Net change in assets and liabilities:
Increase in inventory	(289,754)	(272,457)
Increase in contract land deposits	(13,987)	(42,586)
Decrease (increase) in receivables	12	(1,755)
Increase in accounts payable and accrued expenses	78,935	22,224
Increase in customer deposits	25,317	18,401
Other, net	(20,605)	(13,327)
Net cash provided by (used in) operating activities	15,582	(41,861)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,552)	—
Distribution of capital from unconsolidated joint ventures	13,931	8,710
Purchase of property, plant and equipment	(13,468)	(27,324)
Proceeds from the sale of property, plant and equipment	476	626
Net cash used in investing activities	(613)	(17,988)

Cash flows from financing activities:
Purchase of treasury stock	(263,446)	(409,436)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	(64)	(2,819)
Distributions to partner in consolidated variable interest entity	(300)	(281)
Excess income tax benefit from equity-based compensation	14,465	6,786
Proceeds from the exercise of stock options	76,419	65,639
Net cash used in financing activities	(172,926)	(340,111)

Net decrease in cash and cash equivalents	(157,957)	(399,960)
Cash and cash equivalents, beginning of the period	545,419	866,253

Cash and cash equivalents, end of the period	$387,462	$466,293

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$24,313	$24,252
Income taxes paid during the period, net of refunds	$123,841	$121,772

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

For the three and nine months ended September 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

As of September 30, 2015, NVR controlled approximately 67,200 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling $360,600 and $2,200, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the purchase agreements and, in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 7,100 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $2,500 and $350, respectively, as of September 30, 2015, of which approximately $2,700 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Contract land deposits	$363,120	$350,750
Loss reserve on contract land deposits	(44,532)	(56,074)
Contract land deposits, net	318,588	294,676
Contingent obligations in the form of letters of credit	2,586	4,674
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$322,679	$300,855

(1)	As of both September 30, 2015 and December 31, 2014, the Company was committed to purchase 10 finished lots under specific performance obligations.

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

At September 30, 2015, the Company had an aggregate investment totaling approximately $63,700 in five JVs that are expected to produce approximately 8,100 finished lots, of which approximately 3,300 were not under contract with NVR. In addition, NVR had additional funding commitments totaling approximately $6,800 in the aggregate to two of the JVs at September 30, 2015. The Company has determined that it is not the primary beneficiary of four of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $63,500 and $80,100 at September 30, 2015 and December 31, 2014, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of September 30, 2015 and December 31, 2014 of the consolidated JV were as follows:

	September 30, 2015	December 31, 2014
Assets:
Cash	$1,169	$481
Restricted cash	—	160
Other assets	228	332
Land under development	402	2,617
Total assets	$1,799	$3,590

Liabilities and equity:
Debt	$—	$64
Accrued expenses	1,318	1,231
Equity	481	2,295
Total liabilities and equity	$1,799	$3,590

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

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes. During the third quarter of 2015 the Company acquired a raw land parcel for approximately $36,100, which is expected to produce approximately 600 lots. In addition, NVR has additional funding commitments related to this property’s development activity currently estimated to be approximately $20,800, a portion of which the Company expects will be offset by development credits of approximately $9,600. As of September 30, 2015, NVR directly owned four separate raw parcels of land with a carrying value of $53,203 that it intends to develop into approximately 970 finished lots.  In addition, as of September 30, 2015, the Company had an obligation under a letter of credit in the amount of approximately $2,200 related to one of the land parcels.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The Company capitalizes interest costs to land under development during the active development of finished lots (see Note 5 for further discussion of capitalized interest). None of the raw parcels had any indicators of impairment as of September 30, 2015. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest.  Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.  NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest capitalized, beginning of period	$4,332	$3,810	$4,072	$3,294
Interest incurred	6,317	6,293	18,842	18,716
Interest charged to interest expense	(6,081)	(5,775)	(17,955)	(17,292)
Interest charged to cost of sales	(288)	(301)	(679)	(691)
Interest capitalized, end of period	$4,280	$4,027	$4,280	$4,027

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding used to calculate basic EPS	4,050	4,196	4,058	4,336
Dilutive securities:
Stock options and restricted share units	246	158	210	153
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,296	4,354	4,268	4,489

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive securities	28	758	37	758

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

As of September 30, 2015, goodwill and net finite-lived intangible assets totaled $441 and $3,886, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of four years.  Accumulated amortization as of September 30, 2015 was $4,892.  Amortization expense related to the finite-lived intangible assets was $346 and $1,037 for both the three and nine months ended September 30, 2015 and 2014, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2015 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2014	$206	$1,325,495	$4,887,187	$(5,088,633)	$(17,333)	$17,333	$1,124,255

Net income	—	—	248,923	—	—	—	248,923
Purchase of common stock for treasury	—	—	—	(263,446)	—	—	(263,446)
Equity-based compensation	—	39,874	—	—	—	—	39,874
Tax benefit from equity benefit plan activity	—	14,465	—	—	—	—	14,465
Proceeds from stock options exercised	—	76,419	—	—	—	—	76,419
Treasury stock issued upon option exercise and restricted share vesting	—	(36,039)	—	36,039	—	—	—
Balance, September 30, 2015	$206	$1,420,214	$5,136,110	$(5,316,040)	$(17,333)	$17,333	$1,240,490

The Company repurchased 183 shares of its common stock during the nine months ended September 30, 2015. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 116 shares were issued from the treasury account during the nine months ended September 30, 2015 in settlement of option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2015 and 2014:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warranty reserve, beginning of period	$85,874	$97,190	$94,060	$101,507
Provision	12,674	12,103	32,899	35,556
Payments	(12,617)	(14,981)	(41,028)	(42,751)
Warranty reserve, end of period	$85,931	$94,312	$85,931	$94,312

10.	Segment Disclosures

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

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Homebuilding Mid Atlantic	$792,532	$702,645	$2,094,820	$1,825,500
Homebuilding North East	120,143	96,015	317,510	267,245
Homebuilding Mid East	299,157	257,649	705,670	629,385
Homebuilding South East	162,635	128,851	419,116	346,297
Mortgage Banking	27,884	18,006	66,617	48,103
Total consolidated revenues	$1,402,351	$1,203,166	$3,603,733	$3,116,530

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Profit before taxes:
Homebuilding Mid Atlantic	$88,058	$76,542	$217,665	$184,900
Homebuilding North East	10,745	9,056	29,359	23,761
Homebuilding Mid East	29,958	18,374	52,607	29,241
Homebuilding South East	17,372	10,093	38,812	26,034
Mortgage Banking	16,966	8,617	35,847	17,884
Total segment profit	163,099	122,682	374,290	281,820
Reconciling items:
Contract land deposit reserve adjustment (1)	4,705	453	11,511	4,108
Equity-based compensation expense	(13,571)	(18,233)	(39,874)	(44,874)
Corporate capital allocation (2)	45,690	42,220	124,033	105,697
Unallocated corporate overhead	(18,055)	(8,179)	(67,803)	(49,652)
Consolidation adjustments and other	9,147	10,464	11,477	22,093
Corporate interest expense	(6,019)	(5,616)	(17,591)	(16,870)
Reconciling items sub-total	21,897	21,109	21,753	20,502
Consolidated profit before taxes	$184,996	$143,791	$396,043	$302,322

	September 30, 2015	December 31, 2014
Assets:
Homebuilding Mid Atlantic	$1,094,256	$917,689
Homebuilding North East	135,579	103,631
Homebuilding Mid East	249,269	192,781
Homebuilding South East	180,531	144,939
Mortgage Banking	299,021	255,969
Total segment assets	1,958,656	1,615,009
Reconciling items:
Consolidated variable interest entity	1,799	3,590
Cash and cash equivalents	375,886	514,780
Deferred taxes	172,032	165,189
Intangible assets and goodwill	53,254	54,291
Contract land deposit reserve	(44,532)	(56,074)
Consolidation adjustments and other	53,587	54,550
Reconciling items sub-total	612,026	736,326
Consolidated assets	$2,570,682	$2,351,335

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
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$28,743	$27,187	$78,412	$67,085
Homebuilding North East	4,451	3,151	11,566	8,333
Homebuilding Mid East	7,472	7,202	20,079	18,680
Homebuilding South East	5,024	4,680	13,976	11,599
Total	$45,690	$42,220	$124,033	$105,697

11.	Fair Value

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of September 30, 2015 was $616,500.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $599,237 at September 30, 2015.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2015, there were contractual commitments to extend credit to borrowers aggregating $683,479 and open forward delivery contracts aggregating $913,334, which hedge both the rate lock loan commitments and closed loans held for sale.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 118 basis points of the loan amount as of September 30, 2015, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 12% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $260,074 included on the accompanying condensed consolidated balance sheet has been increased by $3,815 from the aggregate principal balance of $256,259.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of September 30, 2015, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$11,282
Gross liabilities	1,532
Net rate lock commitments	$9,750	NVRM - Other assets
Forward sales contracts:
Gross assets	$12
Gross liabilities	4,713
Net forward sales contracts	$4,701	NVRM - Accounts payable and other liabilities

The fair value measurement as of September 30, 2015 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$683,479	$(1,031)	$3,536	$7,245	$—	$9,750
Forward sales contracts	$913,334	—	—	—	(4,701)	(4,701)
Mortgages held for sale	$256,259	(18)	946	2,887	—	3,815
Total fair value measurement		$(1,049)	$4,482	$10,132	$(4,701)	$8,864

For the three and nine months ended September 30, 2015, NVRM recorded a fair value adjustment to income of $3,429 and $5,040, respectively.  For the three and nine months ended September 30, 2014, NVRM recorded a fair value adjustment to expense of $1,379 and a fair value adjustment to income of $2,681, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

12.	Debt

As of September 30, 2015, the Company had Senior Notes outstanding with a principal balance of $600,000.  The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet.  The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub-limits. At September 30, 2015, there was no outstanding debt under the Repurchase Agreement.  Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale.  As of September 30, 2015, there were no borrowing base limitations reducing the amount available for borrowings under the Repurchase Agreement. The Repurchase Agreement expires on July 28, 2016.

13.	Commitments and Contingencies

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. There can be no assurance that a settlement will be reached. Because the Company is unable to determine at this time the amount of any civil penalty the Company might be required to pay if a settlement is reached, the Company has not recorded any associated liabilities on the accompanying condensed consolidated balance sheets.

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

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The standard is effective for the Company for the first annual period beginning after December 15, 2016.  The amendments in the standard are to be applied prospectively with early adoption permitted.  The Company is currently evaluating the impact of adoption on its consolidated financial statements and related disclosures.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

As of September 30, 2015, we controlled approximately 67,200 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $360,600 and $2,200, respectively. Included in the number of controlled lots are approximately 6,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $44,500 as of September 30, 2015. In addition, we had an aggregate investment totaling approximately $63,700 in five separate joint venture limited liability corporations (“JVs”), expected to produce approximately 8,100 lots. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at September 30, 2015. Further, during the third quarter of 2015, we acquired a raw parcel of land zoned for intended use for approximately $36,100, which is expected to produce approximately 600 lots. We have additional funding commitments related to this property’s development activity currently estimated to be approximately $20,800, a portion of which we expect will be offset by development credits of approximately $9,600.  As of September 30, 2015, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $53,200 that we intend to develop into approximately 970 finished lots. We also had a $2,200 obligation under a letter of credit related to one of our land parcels. See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively.

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 7,100 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $2,500 and $350, respectively, as of September 30, 2015, of which approximately $2,700 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

New home demand continued to improve in the first nine months of 2015.  However, new home prices continue to be constrained by an increase in the number of new home communities in many markets.  The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the third quarter of 2015 totaled $1,402,351, a 17% increase from the third quarter of 2014.  Our net income and diluted earnings per share in the current quarter were $116,470 and $27.11, respectively, increases of 29% and 31%, respectively, compared to the third quarter of 2014.  Our homebuilding gross profit margin percentage of 19.1% remained relatively flat quarter over quarter. Our new orders, net of cancellations (“New Orders”) and the average sales price for New Orders increased 11% and 1%, respectively, compared to the third quarter of 2014.

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

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,374,467	$1,185,160	$3,537,116	$3,068,427
Cost of sales	$1,111,672	$960,055	$2,880,194	$2,497,985
Gross profit margin percentage	19.1%	19.0%	18.6%	18.6%
Selling, general and administrative expenses	$88,664	$83,881	$279,207	$268,096
Settlements (units)	3,607	3,236	9,316	8,390
Average settlement price	$380.4	$366.2	$379.2	$365.6
New orders (units)	3,258	2,936	10,980	9,676
Average new order price	$378.9	$375.5	$377.4	$370.3
Backlog (units)			7,139	6,231
Average backlog price			$380.6	$378.9
New order cancellation rate	16.7%	15.9%	14.1%	13.5%

Consolidated Homebuilding - Three Months Ended September 30, 2015 and 2014

Homebuilding revenues increased 16% for the third quarter of 2015 from the same period in 2014, as a result of an 11% increase in the number of units settled and a 4% increase in the average settlement price quarter over quarter.  The increase in the number of units settled is primarily attributable to a 15% higher backlog unit balance entering the third quarter of 2015 compared to backlog entering the third quarter of 2014, partially offset by a slower backlog turnover rate in the third quarter of 2015.  The increase in the average settlement price was attributable to the average price of homes in backlog being approximately 2% higher entering the third quarter of 2015 compared to backlog entering the third quarter of 2014.

Gross profit margin percentage in the third quarter of 2015 was flat compared to the third quarter of 2014, as higher revenues were offset by higher lot and construction costs quarter over quarter.

The number of New Orders and the average sales price of New Orders increased 11% and 1%, respectively, in the third quarter of 2015 when compared to the third quarter of 2014.  New Orders increased despite a 5% decrease in the average number of active communities quarter over quarter, due to more favorable market conditions in the third quarter of 2015 compared to the same period in 2014, which led to higher sales absorption in each of our market segments.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2015 increased approximately $4,800, or 6%, compared to the third quarter of 2014.  SG&A expenses increased due to an approximate $7,900 increase in management incentive compensation expense attributable to the improved operating results in the current year.  This increase was partially offset by a decrease in stock compensation expense of approximately $4,000, quarter over quarter, due to the stock options issued in May 2010 becoming fully vested in 2014.  As a percentage of revenue, SG&A expense decreased to 6.5% from 7.1% quarter over quarter due to improved leveraging of SG&A expenses.

Consolidated Homebuilding – Nine Months Ended September 30, 2015 and 2014

Homebuilding revenues increased 15% for the nine months ended September 30, 2015 compared to the same period in 2014, as a result of an 11% increase in the number of units settled and a 4% increase in the average settlement price year over year.  The increase in the number of units settled is primarily attributable to an 11% higher backlog unit balance entering 2015 compared to backlog entering 2014.  The increase in the average settlement price was attributable to the average price of homes in backlog being approximately 3% higher entering 2015 compared to backlog entering 2014.

Gross profit margin percentage in the first nine months of 2015 was flat compared to the first nine months of 2014, as higher revenues were offset by higher lot and construction costs year over year.

The number of New Orders and the average sales price of New Orders increased 13% and 2%, respectively, in the first nine months of 2015 compared to the first nine months of 2014.  New Orders increased despite a 3% decrease in the average number of active communities year over year, due to more favorable market conditions during the first nine months of 2015 compared to the same period in 2014, which led to higher sales absorption in each of our market segments.

SG&A expenses during the first nine months of 2015 increased approximately $11,100, or 4%, compared to the first nine months of 2014. SG&A expenses increased primarily due to an approximate $12,100 increase in management incentive expense attributable to the improved operating results in the current year.  SG&A expenses decreased as a percentage of revenue to 7.9% in 2015 from 8.7% in 2014 due to improved leveraging of SG&A expenses.

Backlog units and dollars were 7,139 units and $2,716,947, respectively, as of September 30, 2015 compared to 6,231 units and $2,360,730, respectively, as of September 30, 2014.  The 15% increase in backlog units was primarily attributable to the aforementioned 13% increase in New Orders in the first nine months of 2015 compared to the first nine months of 2014. Backlog dollars were favorably impacted by the increase in backlog units.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14.1% and 13.5% in the first nine months of 2015 and 2014, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2015 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at September 30, 2015 and 2014 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,600 and $5,700 at September 30, 2015 and 2014, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2015 and 2014:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Mid Atlantic	$792,532	$702,645	$2,094,820	$1,825,500
North East	120,143	96,015	317,510	267,245
Mid East	299,157	257,649	705,670	629,385
South East	162,635	128,851	419,116	346,297

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit margin:
Mid Atlantic	$149,582	$135,828	$393,406	$348,210
North East	21,556	18,610	58,724	50,595
Mid East	53,666	42,548	120,594	98,182
South East	31,565	23,576	79,974	62,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment profit:
Mid Atlantic	$88,058	$76,542	$217,665	$184,900
North East	10,745	9,056	29,359	23,761
Mid East	29,958	18,374	52,607	29,241
South East	17,372	10,093	38,812	26,034

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit margin percentage:
Mid Atlantic	18.9%	19.3%	18.8%	19.1%
North East	17.9%	19.4%	18.5%	18.9%
Mid East	17.9%	16.5%	17.1%	15.6%
South East	19.4%	18.3%	19.1%	18.2%

Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,795	$440.3	1,650	$425.8	4,770	$438.4	4,321	$422.4
North East	337	$356.5	276	$347.9	899	$353.1	780	$342.6
Mid East	915	$326.8	827	$311.4	2,171	$324.9	2,012	$312.7
South East	560	$290.3	483	$266.7	1,476	$283.8	1,277	$271.1
Total	3,607	$380.4	3,236	$366.2	9,316	$379.2	8,390	$365.6

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,662	$436.2	1,504	$431.2	5,520	$439.2	4,930	$429.0
North East	304	$362.1	310	$357.2	936	$360.3	896	$347.4
Mid East	730	$324.0	653	$324.5	2,686	$320.2	2,369	$316.2
South East	562	$290.1	469	$280.3	1,838	$284.3	1,481	$275.2
Total	3,258	$378.9	2,936	$375.5	10,980	$377.4	9,676	$370.3

	As of September 30,
	2015		2014
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,696	$436.3	3,319	$432.6
North East	625	$360.1	611	$351.9
Mid East	1,665	$327.8	1,389	$326.2
South East	1,153	$289.3	912	$281.9
Total	7,139	$380.6	6,231	$378.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
New order cancellation rate:
Mid Atlantic	17.9%	16.7%	14.5%	13.7%
North East	10.9%	13.6%	13.7%	13.5%
Mid East	17.3%	14.4%	13.4%	12.0%
South East	15.2%	16.7%	14.2%	15.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average active communities:
Mid Atlantic	232	248	235	245
North East	38	44	39	44
Mid East	127	128	129	127
South East	72	73	70	73
Total	469	493	473	489

Homebuilding Inventory:

	September 30, 2015	December 31, 2014
Sold inventory:
Mid Atlantic	$630,579	$435,833
North East	82,992	61,233
Mid East	171,173	115,210
South East	103,816	73,223
Total (1)	$988,560	$685,499

	September 30, 2015	December 31, 2014
Unsold lots and housing units inventory:
Mid Atlantic	$77,870	$103,685
North East	10,649	5,528
Mid East	8,463	8,953
South East	12,398	12,051
Total (1)	$109,380	$130,217

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sold and unsold inventory impairments:
Mid Atlantic	$280	$268	$365	$488
North East	—	3	62	8
Mid East	160	73	362	150
South East	—	—	—	—
Total	$440	$344	$789	$646

Lots Controlled and Land Deposits:

	September 30, 2015	December 31, 2014
Total lots controlled:
Mid Atlantic	35,100	32,800
North East	6,400	6,000
Mid East	17,800	17,400
South East	13,700	12,500
Total	73,000	68,700

	September 30, 2015	December 31, 2014
Lots included in impairment reserve:
Mid Atlantic	2,900	3,700
North East	700	600
Mid East	2,500	2,500
South East	600	1,000
Total	6,700	7,800

	September 30, 2015	December 31, 2014
Contract land deposits, net:
Mid Atlantic	$202,361	$188,747
North East	31,340	27,900
Mid East	40,593	40,061
South East	46,880	42,642
Total	$321,174	$299,350

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract land deposit impairments (recoveries):
Mid Atlantic	$256	$15	$1,311	$(45)
North East	—	—	9	2
Mid East	276	1,026	297	1,056
South East	(5)	—	—	190
Total	$527	$1,041	$1,617	$1,203

Mid Atlantic

Three Months Ended September 30, 2015 and 2014

The Mid Atlantic segment had an approximate $11,500, or 15%, increase in segment profit in the third quarter of 2015 compared to the third quarter of 2014. The increase in segment profit was driven by an increase in revenues of approximately $89,900, or 13%, quarter over quarter due to a 9% increase in the number of units settled and a 3% increase in the average settlement price. The increases in the number of units settled and the average settlement price were favorably impacted by an 11% higher backlog unit balance and a 2% higher average price of homes in backlog, respectively, entering the third quarter of 2015 compared to the same period in 2014. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.9% in 2015 from 19.3% in 2014, due primarily to higher lot and construction costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 11% and 1%, respectively, in the third quarter of 2015 from the same period in 2014.  The number of New Orders increased despite a 6% decrease in the average number of active communities quarter over quarter, due to higher sales absorption quarter over quarter. Community sales absorption was impacted by improved market conditions in the third quarter of 2015 compared to the third quarter of 2014.

Nine Months Ended September 30, 2015 and 2014

The Mid Atlantic segment had an approximate $32,800, or 18%, increase in segment profit in the first nine months of 2015 compared to the same period in 2014, driven by an increase in revenues of approximately $269,300, or 15%, year over year.  The increase in revenues is due primarily to a 10% increase in the number of units settled and a 4% increase in the average settlement price in 2015 compared to 2014. The number of units settled and the average settlement price were favorably impacted by a 9% higher backlog unit balance and a 3% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.8% in 2015 from 19.1% in 2014, due primarily to higher lot and construction costs year over year.

Segment New Orders and the average sales price for New Orders in the first nine months of 2015 increased 12% and 2%, respectively, compared to the same period in 2014. New Orders increased despite a 4% decrease in the average number of active communities year over year, due to higher sales absorption year over year. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

North East

Three Months Ended September 30, 2015 and 2014

The North East segment had an approximate $1,700, or 19%, increase in segment profit in the third quarter of 2015 compared to the third quarter of 2014. The increase in segment profit was driven by an increase in revenues of approximately $24,100, or 25%, quarter over quarter due to a 22% increase in the number of units settled and a 2% increase in the average settlement price. The increase in the number of units settled was due to a 14% higher backlog unit balance entering the third quarter of 2015 compared to the same period in 2014, coupled with a higher backlog turnover rate quarter over quarter. The North East segment’s gross profit margin percentage decreased to 17.9% in the third quarter of 2015 from 19.4% in the third quarter of 2014, due primarily to higher construction and lot costs quarter over quarter.

Segment New Orders decreased 2% and the average sales price of New Orders increased 1% in the third quarter of 2015 compared to the same period in 2014. The number of New Orders decreased primarily due to a 14% decrease in the average number of active communities quarter over quarter, offset partially by higher sales absorption quarter over quarter. Community sales absorption was impacted by improved market conditions in the third quarter of 2015 compared to the third quarter of 2014.

Nine Months Ended September 30, 2015 and 2014

The North East segment had an approximate $5,600, or 24%, increase in segment profit in the first nine months of 2015 compared to the same period in 2014. The increase in segment profit was primarily driven by an increase in revenues of approximately $50,300, or 19%, year over year due to a 15% increase in the number of units settled and a 3% increase in the average settlement price. The increase in units settled was attributable to a 19% higher backlog unit balance entering 2015 compared to the backlog unit balance entering 2014, offset partially by a slower backlog turnover rate year over year. The North East segment’s gross profit margin percentage decreased to 18.5% in 2015 from 18.9% in 2014 due to higher lot costs.

Segment New Orders and the average sales price of New Orders each increased approximately 4%, during the first nine months of 2015 from the same period in 2014. The number of New Orders increased despite an 11% decrease in the average number of active communities year over year, due to higher sales absorption year over year.  Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.  The increase in the average sales price of New Orders is primarily attributable to a relative shift in New Orders to our higher priced NVHomes product.

Mid East

Three Months Ended September 30, 2015 and 2014

The Mid East segment had an approximate $11,600, or 63%, increase in segment profit in the third quarter of 2015 compared to the third quarter of 2014.  The increase in segment profit was primarily driven by an increase in revenues of approximately $41,500, or 16%, quarter over quarter due to an 11% increase in the number of units settled and a 5% increase in the average settlement price.  The number of units settled was favorably impacted by an 18% higher backlog unit balance entering the third quarter of 2015 compared to the same period in 2014, offset partially by a slower backlog turnover rate quarter over quarter. The average settlement price in 2015 was favorably impacted by a 3% higher average price of homes in backlog entering the third quarter of 2015 compared to the same period in 2014. The segment’s gross profit margin percentage increased to 17.9% in the third quarter of 2015 from 16.5% in the same period in 2014.  The segment’s gross profit margin percentage was favorably impacted primarily by increased settlement activity, which allowed us to better leverage certain operating costs in 2015, offset partially by higher lot costs quarter over quarter.

Segment New Orders increased 12% and the average sales price of New Orders was flat in the third quarter of 2015 compared to the same period in 2014. New Orders were favorably impacted by higher sales absorption in the third quarter of 2015 compared to the third quarter of 2014 due to improved market conditions.

Nine Months Ended September 30, 2015 and 2014

The Mid East segment had an approximate $23,400, or 80%, increase in segment profit in the first nine months of 2015 compared to the same period in 2014. The increase in segment profit was driven by an increase in revenues of approximately $76,300, or 12%, year over year due primarily to an 8% increase in the number of units settled and a 4% increase in the average settlement price. The increase in the number of units settled was favorably impacted by an 11% higher backlog unit balance entering 2015 compared to the same period in 2014, offset partially by a slower backlog turnover rate year over year.  The average settlement price in 2015 was favorably impacted by a 5% higher average price of homes in backlog entering 2015 compared to the same period in 2014. The segment’s gross profit margin percentage increased to 17.1% in 2015 from 15.6% in 2014, due primarily to increased settlement activity, which allowed us to better leverage certain operating costs in 2015, offset partially by higher lot costs year over year.

Segment New Orders and the average sales price of New Orders increased 13% and 1%, respectively, in the first nine months of 2015 compared to the same period in 2014.  New Orders were favorably impacted by higher sales absorption in 2015 compared to 2014 due to improved market conditions.

South East

Three Months Ended September 30, 2015 and 2014

The South East segment had an approximate $7,300, or 72%, increase in segment profit in the third quarter of 2015 compared to the third quarter of 2014. The increase in segment profit was primarily driven by an increase in revenues of approximately $33,800, or 26%, quarter over quarter due to a 16% increase in the number of units settled and a 9% increase in the average settlement price. The number of units settled was favorably impacted by a 24% higher backlog unit balance entering the third quarter of 2015 compared to the same period in 2014, offset partially by a slower backlog turnover rate in the third quarter of 2015.  The increase in the average settlement price is attributable to a 5% higher average price of homes in backlog entering the third quarter of 2015 compared to the same period in 2014. The South East segment’s gross profit margin percentage increased to 19.4% in the third quarter of 2015 from 18.3% in the third quarter of 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in the third quarter of 2015. Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins. These favorable gross profit margin impacts were partially offset by higher lot costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 20% and 3%, respectively, in the third quarter of 2015 compared to the same period in 2014. New Orders increased due to higher sales absorption quarter over quarter. Community sales absorption was impacted by improved market conditions in the third quarter of 2015 compared to the third quarter of 2014.

Nine Months Ended September 30, 2015 and 2014

The South East segment had an approximate $12,800, or 49%, increase in segment profit in the first nine months of 2015 compared to the same period of 2014. The increase in segment profit was driven by an increase in revenues of approximately $72,800, or 21%, year over year due to a 16% increase in the number of units settled and a 5% increase in the average settlement price. The increase in settlements was driven primarily by a 12% higher backlog unit balance entering 2015 compared to the same period in 2014, coupled with an increase in New Orders in 2015.  The increase in the average settlement price is attributable to a 5% higher average price of homes in backlog entering 2015 compared to the same period in 2014. The South East segment’s gross profit margin percentage increased to 19.1% in 2015 from 18.2% in 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in 2015.  Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins. These favorable gross profit margin impacts were partially offset by higher lot costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 24% and 3%, respectively, in the first nine months of 2015 compared to the same period in 2014.  New Orders increased despite a 4% decrease in the average number of active communities year over year, due to higher sales absorption year over year. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Homebuilding consolidated gross profit:
Mid Atlantic	$149,582	$135,828	$393,406	$348,210
North East	21,556	18,610	58,724	50,595
Mid East	53,666	42,548	120,594	98,182
South East	31,565	23,576	79,974	62,912
Consolidation adjustments and other	6,426	4,543	4,224	10,543
Homebuilding consolidated gross profit	$262,795	$225,105	$656,922	$570,442

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Homebuilding consolidated profit before taxes:
Mid Atlantic	$88,058	$76,542	$217,665	$184,900
North East	10,745	9,056	29,359	23,761
Mid East	29,958	18,374	52,607	29,241
South East	17,372	10,093	38,812	26,034
Reconciling items:
Contract land deposit impairment reserve (1)	4,705	453	11,511	4,108
Equity-based compensation expense	(12,727)	(16,896)	(37,364)	(41,507)
Corporate capital allocation (2)	45,690	42,220	124,033	105,697
Unallocated corporate overhead	(18,055)	(8,179)	(67,803)	(49,652)
Consolidation adjustments and other	9,147	10,464	11,477	22,093
Corporate interest expense	(6,019)	(5,616)	(17,591)	(16,870)
Reconciling items sub-total	22,741	22,446	24,263	23,869
Homebuilding consolidated profit before taxes	$168,874	$136,511	$362,706	$287,805

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate capital allocation charge:
Mid Atlantic	$28,743	$27,187	$78,412	$67,085
North East	4,451	3,151	11,566	8,333
Mid East	7,472	7,202	20,079	18,680
South East	5,024	4,680	13,976	11,599
Total	$45,690	$42,220	$124,033	$105,697

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2015 and 2014

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loan closing volume:
Total principal	$951,872	$803,125	$2,449,902	$1,951,682

Loan volume mix:
Adjustable rate mortgages	15%	19%	16%	17%
Fixed-rate mortgages	85%	81%	84%	83%

Operating profit:
Segment profit	$16,966	$8,617	$35,847	$17,884
Equity-based compensation expense	(844)	(1,337)	(2,510)	(3,367)
Mortgage banking income before tax	$16,122	$7,280	$33,337	$14,517

Capture rate:	88%	86%	88%	83%

Mortgage banking fees:
Net gain on sale of loans	$20,912	$12,116	$48,243	$32,621
Title services	6,844	5,778	17,982	15,156
Servicing fees	128	112	392	326
	$27,884	$18,006	$66,617	$48,103

Loan closing volume for the three and nine months ended September 30, 2015 increased by approximately $148,700, or 19%, and $498,200, or 26%, respectively, from the same periods for 2014.  The increase during the three months ended September 30, 2015 was primarily attributable to a 15% increase in the number of loans closed and a 3% increase in the average loan amount over the same period in 2014. The increase during the nine months ended September 30, 2015 was primarily attributable to a 21% increase in the number of loans closed and a 4% increase in the average loan amount over the same period in 2014.  The increases in the number of loans closed was primarily attributable to the aforementioned increases in the homebuilding segment’s number of settlements in 2015 as compared to 2014 and increases in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”) compared to the same period in 2014. The Capture Rate for the three and nine months ended September 30, 2015 increased to 88%, compared to 86% and 83% for the three months and nine months ended September 30, 2014, respectively. The increases in the average loan amount are consistent with the homebuilding segment’s increase in average settlement price.

Segment profit for the three and nine months ended September 30, 2015 increased by approximately $8,300 and $18,000, respectively, from the same periods in 2014. These increases were primarily attributable to increases in mortgage banking fees, partially offset by increases in general and administrative expenses.  Mortgage banking fees increased by approximately $9,900 and $18,500 during the three and nine months ended September 30, 2015, respectively, resulting from the aforementioned increase in loan closing volumes and higher rate lock commitments.  General and administrative expenses increased by approximately $1,700 and $800 during the three and nine months ended September 30, 2015, respectively, resulting from an increase in management incentive compensation attributable to the improved operating results in the current year.

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

NVRM maintains an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At September 30, 2015, we had an allowance for loan losses of approximately $11,600. Although we consider the allowance for loan losses reflected on the September 30, 2015 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

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

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and capital raised in the public debt and equity markets.  Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a $25,000 revolving mortgage repurchase facility, which is non-recourse to NVR.  The agreement expires on July 28, 2016.  At September 30, 2015, there was no debt outstanding under the NVRM revolving mortgage repurchase facility and there were no borrowing base limitations.

There have been no material changes in our lines of credit and notes payable during the three and nine months ended September 30, 2015.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

For the nine months ended September 30, 2015, cash and cash equivalents decreased by $157,957.  Cash provided by operating activities was $15,582.  Cash provided by earnings for the nine months ended September 30, 2015 was used to fund the increase in homebuilding inventory of $289,754, as a result of an increase in units under construction at September 30, 2015 when compared to December 31, 2014.  Cash was favorably impacted by a $78,935 increase in accounts payable and accrued expenses associated with the increase in homebuilding inventory.  Cash was also provided by a $25,317 increase in customer deposits attributable to an increase in our sales backlog at September 30, 2015.

Net cash used in investing activities for the nine months ended September 30, 2015 of $613 included cash used for purchases of property, plant and equipment of $13,468 and investments in our unconsolidated JVs totaling $1,552.  These were partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $13,931.

Net cash used in financing activities was $172,926 for the nine months ended September 30, 2015. Cash was used to repurchase 183,128 shares of our common stock at an aggregate purchase price of $263,446 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $76,419 in proceeds, and we realized $14,465 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2015.

Recent Accounting Pronouncements

See Note 14 to the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.

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

At September 30, 2015, we had approximately $53,200 in land under development in four separate communities.  In addition, at September 30, 2015, we had an aggregate investment totaling approximately $63,700 in five separate JVs that controlled land under development.  None of the communities classified as land under development, nor any of the undeveloped land held by the JVs, had any indicators of impairment at September 30, 2015.  As such, we do not believe that any of the land under development is impaired at this time.  However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the September 30, 2015 condensed consolidated balance sheet to be adequate (see Note 2 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business.  Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases.  Although we consider the warranty and product liability accrual reflected on the September 30, 2015 condensed consolidated balance sheet to be adequate (see Note 9 to the accompanying condensed consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home.  We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination.  All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor.  Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs.  Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA.  We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.  We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold.  The allowance is calculated based on an analysis of historical experience and exposure.  Although we consider the allowance for loan losses reflected on the September 30, 2015 condensed consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2015. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. There can be no assurance that a settlement will be reached. Because we are unable to determine at this time the amount of any civil penalty we might be required to pay if a settlement is reached, we have not recorded any associated liabilities on the accompanying condensed consolidated balance sheets.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

            (dollars in thousands, except per share data)

We had two share repurchase authorizations outstanding during the quarter ended September 30, 2015. On July 31, 2014 and February 18, 2015, we publicly announced the Board of Directors’ approval for us to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2015	12,438	$1,366.21	12,438	$384,303
August 1 - 31, 2015	35,342	$1,505.67	35,342	$331,090
September 1 - 30, 2015 (1)	80,317	$1,543.32	80,317	$207,134
Total	128,097	$1,515.74	128,097

(1)

20,515 outstanding shares were repurchased under the July 31, 2014 share repurchase authorization, which fully utilized the authorization.  The remaining 59,802 outstanding shares were repurchased under the February 18, 2015 share repurchase authorization.

On November 4, 2015, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300,000 of our common stock in one or more open market and/or privately negotiated transactions.

Item 5.Other Information.

Employment Agreements

On November 4, 2015, NVR, Inc. (the “Company”) entered into amended and restated employment agreements (“Agreements”) with Paul C. Saville, President and Chief Executive Officer; Daniel D. Malzahn, Vice President, Chief Financial Officer and Treasurer; Robert W. Henley, President of NVR Mortgage Finance, Inc.; and Eugene J. Bredow, Vice President and Controller.  The Agreements, which replace current employment agreements expiring on January 1, 2016, are for a five year term beginning on January 1, 2016.  Each of the Agreements provides for, among other terms, a minimum base salary, an annual incentive opportunity equal to a maximum of 100% of the officer’s annual base salary based on criteria established annually by the Compensation Committee and separation payments in the event of death, disability, retirement, termination without cause, termination with good reason, or termination upon a change in control.  Each of the Agreements also includes non-competition and confidentiality provisions and provides that the executive is entitled to participate in employee benefit plans (including health and retirement plans) which are available to other comparable executives of the Company.  Copies of the employment agreements for Messrs. Saville, Malzahn, Henley and Bredow are filed herewith as Exhibits 10.1, 10.2, 10.3 and 10.4 and are incorporated by reference into this Item 5.  The above referenced summary of the material terms of the Agreements is qualified in its entirety by reference to such exhibits.

Amendments to Nonqualified Deferred Compensation Plan

On November 4, 2015, the Board of Directors of the Company approved the Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan (the "Plan") pursuant to which eligible employees, as designated by the Board of Directors (the “Board”), may defer up to 100% of salary and/or annual bonus payments on a pre-tax basis. The Plan was originally approved and adopted by the Board on December 15, 2005. The Plan has been amended and restated to make certain clarifying changes to reflect administration consistent the Internal Revenue Service’s Code Section 409A regulations (the “Regulations”) and certain design changes consistent with the Regulations. A primary purpose of the Plan is to permit eligible employees who are subject to the Company’s minimum stock ownership requirements, including the Company’s executive officers, to acquire the Company’s common stock on a pre-tax basis. Eligible employees may elect a deferral period of two to twenty years or until separation from service. Executive officers participating in the Plan whose benefits are payable upon a separation from service are subject to a statutory six-month waiting period before payments may be issued. Compensation deferred pursuant to the Plan will be invested in the Company’s common stock and all distributions from the Plan will be in shares of the Company’s common stock.  The Plan is filed herewith as Exhibit 10.5 and is incorporated by reference into this Item 5. The above referenced summary of the material terms of the Plan is qualified in its entirety by reference to Exhibit 10.5.

Amendments to Bylaws

On November 6, 2015, the Board amended and restated the Company’s Bylaws (the “Amended and Restated Bylaws”) to implement a proxy access bylaw.  Article 3.16 of the Amended and Restated Bylaws permits a shareholder, or a group of up to 20 shareholders, owning 5% or more of the Company’s outstanding common stock continuously for at least three years to nominate and include in the Company’s proxy materials directors constituting up to 20% of the number of directors in office, or if such amount is not a whole number, the closest whole number below 20%, provided that the shareholder(s) and the nominee(s) satisfy the requirements specified in Article 3.16. This description of the amendments to the Bylaws is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.1 and incorporated by reference into this Item 5.

Item 6.	Exhibits

(a) Exhibits:

3.1	Bylaws, as amended, of NVR, Inc. Filed herewith.
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015. Filed herewith.
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015. Filed herewith.
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015. Filed herewith.
10.4*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015. Filed herewith.
10.5*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: November 6, 2015	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Bylaws, as amended, of NVR, Inc. Filed herewith.

10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015. Filed herewith.

10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015. Filed herewith.

10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015. Filed herewith.

10.4*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015. Filed herewith.

10.5*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit is a management contract or compensatory plan or arrangement.