Form 10-K
period 2015-12-31
NVR INC
filed 2016-02-17
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2015, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $5,130,019,000.

As of February 12, 2016 there were 3,881,141 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2016 are incorporated by reference into Part III of this report.

NVR, Inc.

Form 10-K

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

We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states and Washington, D.C., primarily in the eastern part of the United States. During 2015, approximately 25% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 31% and 13%, respectively, of our 2015 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-eight metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. In 2015, our average price of a settled unit was approximately $379,900.

We generally do not engage in land development (see discussion below on our limited land development activities). Instead, we typically acquire finished building lots at market prices from various development entities under fixed price purchase agreements (“purchase agreements”) that require deposits that may be forfeited if we fail to perform under the purchase agreements. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

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

As of December 31, 2015, we controlled approximately 68,800 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $373.3 million and $3.0 million, respectively. Included in the number of controlled lots are approximately 6,100 lots for which we have recorded a contract land deposit impairment reserve of approximately $42.2 million as of December 31, 2015. In addition, we controlled approximately 8,000 lots through six JVs with an aggregate investment of approximately $60.5 million. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at December 31, 2015. Further, as of December 31, 2015, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $60.6 million that we intend to develop into approximately 980 finished lots. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively. In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 8,800 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $12.2 million and $350,000, respectively, as of December 31, 2015, of which approximately $8.7 million is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible. In February 2016, we acquired one of these properties at a cost of approximately $150 million which is expected to produce approximately 1,000 lots, of which approximately 160 lots are under contract with unrelated parties.

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

Current Business Environment

New home demand continued to improve throughout 2015. However, new home prices continued to be constrained due to an increase in the number of new home communities in many markets. The housing market also continues to face challenges from tight mortgage underwriting standards. We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvement in job and wage growth and household formation. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 7,000 square feet. During 2015, the prices at which we settled homes ranged from approximately $136,000 to $1.9 million and averaged approximately $379,900. During 2014, our average price was approximately $368,500.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee and Florida

Backlog

Backlog totaled 6,229 units and approximately $2.4 billion at December 31, 2015 compared to backlog of 5,475 units and approximately $2.1 billion at December 31, 2014. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in each of 2015, 2014 and 2013. Additionally, during each of 2015, 2014 and 2013, approximately 6% of a reporting quarter’s opening backlog balance cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2015 backlog during 2016. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.

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

The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability of mortgage finance programs. See “Risk Factors” in Item 1A of this Form 10-K for additional information regarding these risks.

We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2015, NVRM closed approximately 10,900 loans with an aggregate principal amount of approximately $3.5 billion as compared to approximately 9,100 loans with an aggregate principal amount of approximately $2.8 billion in 2014.

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

Pipeline

NVRM’s mortgage loans in process that had not closed at December 31, 2015 and 2014 had an aggregate principal balance of approximately $1.6 billion and $1.4 billion, respectively. NVRM’s cancellation rate was approximately 29%, 31% and 35% in 2015, 2014 and 2013, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.

Employees

At December 31, 2015, we employed approximately 4,300 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Item 1A.	Risk Factors.

Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

●	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;
●	the availability of mortgage financing;
●	the availability of adequate land in desirable locations on favorable terms;
●	unexpected changes in customer preferences; and
●	changes in the national economy and in the local economies of the markets in which we have operations.

All of these risks are discussed in detail below.

An economic downturn or decline in economic conditions could adversely affect our business and our results of operations.

Demand for new homes is sensitive to economic changes driven by conditions such as employment levels, job growth, consumer confidence and interest rates.  If the housing industry suffers a downturn, our sales may decline which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2015, approximately 25% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 31% and 13%, respectively, of our 2015 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

Our mortgage banking business sells all of the loans it originates into the secondary market usually, within 30 days from the date of closing, and has up to approximately $150 million available under a repurchase agreement to fund mortgage closings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Form 10-K for more information about the repurchase agreement. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must, in the ordinary course of our business, continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which is generally accomplished by us entering fixed price purchase agreements and paying forfeitable deposits under the purchase agreements to developers for the contractual right to acquire the lots. In the event of adverse changes in economic or market conditions, we may cease further building activities in certain communities or restructure existing purchase agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. Any resulting losses could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

We may be subject to claims on mortgage loans sold to third parties.

Our mortgage banking operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations and could result in losses that exceed existing estimates and accruals. Because of the uncertainties inherent in estimating these matters, there can be no assurance that any amounts reserved will be adequate or that any potential inadequacies will not have a material adverse effect on our results of operations.

Our inability to secure and control an adequate inventory of lots could adversely impact our operations.

The results of our homebuilding operations depend upon our continuing ability to control an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of building lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling building lots than we have historically. An insufficient supply of building lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion due to their inability to secure financing to fund development activities or for other reasons, or our inability to purchase or finance building lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Volatility in the credit and capital markets may impact our ability to access necessary financing.

If we require working capital greater than our operations provide, we may be required to obtain alternative financing, which might not be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Our mortgage banking operations depend in part on the availability, cost and other terms of mortgage financing facilities, and may be adversely affected by any shortage or increased cost of such financing. Additional or replacement financing might not be available on terms that are favorable or acceptable. Our mortgage banking operations are also dependent upon the securitization market for mortgage-backed securities, and could be materially adversely affected by any fluctuation or downturn in such market.

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

In addition, new housing developments are often subject to various assessments or impact fees for schools, parks, streets, highways and other public improvements. The cost of these assessments is subject to substantial change and could cause increases in the construction cost of our homes, which, in turn, could reduce our profitability.

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

The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Potential changes to federal laws and regulations could have the effect of limiting the activities of FNMA and FHLMC, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. Tighter underwriting requirements and fee restrictions and the increasingly complex regulatory environment may negatively impact our mortgage loan origination business in the form of lower demand, decreased revenue and increased operating costs.

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

We might not be able to continue to compete successfully in our homebuilding or mortgage banking operations. An inability to effectively compete may have an adverse impact on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors have engaged in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

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

From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Item 3, “Legal Proceedings” of this Form 10-K, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. These or other litigation or legal proceedings could materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.

Our failure to maintain the security of our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. Our failure to maintain the security of the data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland, Thurmont and Farmington leases expire in 2019, the Kings Mountain lease expires in 2022, the Burlington County lease expires in 2024 and the Darlington lease expires in 2025. In addition, we own a production facility with approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 40% and 35% of total capacity in 2015 and 2014, respectively.

In connection with both our homebuilding and mortgage banking businesses, we also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2025, none of which are individually material to our business. We anticipate that, upon expiration of existing leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.

Item 3.	Legal Proceedings.

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, we recorded a liability and corresponding expense associated with an estimated civil penalty amount on the accompanying consolidated financial statements in 2015.

We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	60	President and Chief Executive Officer of NVR
Daniel D. Malzahn	46	Vice President, Chief Financial Officer and Treasurer of NVR
Robert W. Henley	49	President of NVRM
Eugene J. Bredow	46	Vice President and Controller of NVR
Jeffrey D. Martchek	50	President of Homebuilding Operations of NVR

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

Jeffrey D. Martchek was named President of Homebuilding Operations of NVR effective January 1, 2016.  Prior to January 1, 2016, Mr. Martchek was Area President for the Maryland and Virginia homebuilding operations since February 2011. Mr. Martchek was Area President of NVR’s Mid East homebuilding operations from October 2008 until January 2011.  Mr. Martchek has been employed by NVR since 1988.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the New York Stock Exchange under the ticker symbol “NVR.” The following table sets forth the high and low prices per share for our common stock for each fiscal quarter during the years ended December 31, 2015 and 2014:

	High	Low
Prices per share:
2015
Fourth Quarter	$1,721.95	$1,500.23
Third Quarter	$1,610.00	$1,317.23
Second Quarter	$1,387.40	$1,292.11
First Quarter	$1,377.76	$1,187.84
2014
Fourth Quarter	$1,284.50	$1,050.95
Third Quarter	$1,200.00	$1,040.83
Second Quarter	$1,173.78	$1,027.00
First Quarter	$1,220.95	$991.05

As of the close of business on February 12, 2016, there were 287 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.

We had two share repurchase authorizations outstanding during the quarter ended December 31, 2015. On February 18, 2015 and November 4, 2015, we publicly announced the Board of Directors’ approval for us to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300 million per authorization. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2015	74,393	$1,548.99	74,393	$91,900,607
November 1 - 30, 2015	17,827	$1,630.34	17,827	$362,836,550
December 1 - 31, 2015	14,339	$1,647.45	14,339	$339,213,700
Total	106,559	$1,575.85	106,559

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL EQUITYHOLDER RETURN ON EQUITY

The following chart graphs our performance in the form of cumulative total return to holders of our common stock since December 31, 2010 in comparison to the Dow Jones US Home Construction Index, the S&P 500 Index and the Dow Jones US Industrial Average Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2010.

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2010	2011	2012	2013	2014	2015
NVR, Inc.	$100	$99	$133	$148	$185	$238
Dow Jones US Industrial Average	$100	$108	$106	$155	$170	$171
S&P 500	$100	$102	$118	$157	$178	$181
Dow Jones US Home Construction	$100	$97	$177	$195	$211	$232

Item 6.	Selected Financial Data.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated income statement data:
Homebuilding data:
Revenues	$5,065,200	$4,375,059	$4,134,481	$3,121,244	$2,611,195
Gross profit	946,418	806,473	710,277	545,605	445,570
Mortgage Banking data:
Mortgage banking fees	93,808	69,509	76,786	63,406	47,954
Interest income	6,485	4,940	4,983	4,504	5,702
Interest expense	641	549	545	546	875
Consolidated data:
Net income	382,927	281,630	266,477	180,588	129,420
Earnings per share:
Basic	$95.21	$65.83	$56.25	$36.04	$23.66
Diluted	$89.99	$63.50	$54.81	$35.12	$23.01
Weighted average number of shares outstanding:
Basic	4,022	4,278	4,737	5,011	5,469
Diluted	4,255	4,435	4,862	5,142	5,624

	December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Homebuilding inventory	$1,006,526	$869,486	$738,565	$678,131	$533,150
Contract land deposits, net	343,295	294,676	236,885	191,538	131,930
Total assets	2,515,131	2,351,335	2,486,148	2,604,842	1,779,485
Notes and loans payable (1)	599,260	599,166	599,190	599,745	1,613
Shareholders’ equity	1,239,165	1,124,255	1,261,352	1,480,477	1,374,799
Cash dividends per share	—	—	—	—	—

(1)	Balance does not include non-recourse debt related to the consolidated variable interest entity.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development. We generally do not engage in land development (see discussion below of our limited land development activities). Instead, we typically have acquired finished lots at market prices from various third party land developers pursuant to fixed price purchase agreements. These purchase agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the purchase agreement. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

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

As of December 31, 2015, we controlled approximately 68,800 lots under purchase agreements with deposits in cash and letters of credit totaling approximately $373,300 and $3,000, respectively. Included in the number of controlled lots are approximately 6,100 lots for which we have recorded a contract land deposit impairment reserve of approximately $42,200 as of December 31, 2015. In addition, we controlled approximately 8,000 lots through six JVs with an aggregate investment of approximately $60,500. Of the lots controlled by the JVs, approximately 3,300 were not under contract with us at December 31, 2015. Further, as of December 31, 2015, we directly owned four separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $60,600 that we intend to develop into approximately 980 finished lots. We have additional funding commitments under a joint development agreement related to our land under development of approximately $19,200, a portion of which we expect will be offset by development credits of approximately $9,600. We also had a $2,200 obligation under a letter of credit related to one of our land parcels. In February 2016, we acquired an additional raw parcel of land at a cost of approximately $150,000 which is expected to produce approximately 1,000 lots, of which approximately 160 lots are under contract with unrelated parties. See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding fixed price purchase agreements, JVs and land under development, respectively.

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 8,800 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit totaling approximately $12,200 and $350, respectively, as of December 31, 2015, of which approximately $8,700 is refundable if we do not perform under the contract. Of the $12,200 in cash deposits, $5,000 relates to the raw parcel of land acquired in February 2016 discussed above. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

New home demand continued to improve throughout 2015. However, new home prices continued to be constrained by an increase in the number of new home communities in many markets. The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the year ended December 31, 2015 totaled $5,159,008, an increase of 16% from $4,444,568 in 2014. Our net income for 2015 was $382,927, or $89.99 per diluted share, increases of 36% and 42% compared to 2014 net income and diluted earnings per share, respectively. Diluted earnings per share was favorably impacted by our ongoing share repurchase program. Our homebuilding gross profit margin percentage increased to18.7% in 2015 from 18.4% in 2014. New orders, net of cancellations (“New Orders”) during 2015 increased 14% from 2014 while our average New Order sales price increased 1% to $378.7 in 2015. Our backlog of homes sold but not yet settled with the customer as of December 31, 2015 increased on a unit basis by 14% to 6,229 units and increased on a dollar basis by 13% to $2,375,182 when compared to December 31, 2014.

We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvement in job and wage growth and household formation.  We expect to continue to face gross profit margin and pricing pressures due to higher land and construction costs, as well as increased competition associated with the increase in the number of new home communities in our markets. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2015	2014	2013
Financial data:
Revenues	$5,065,200	$4,375,059	$4,134,481
Cost of sales	$4,118,782	$3,568,586	$3,424,204
Gross profit margin percentage	18.7%	18.4%	17.2%
Selling, general and administrative expenses	$371,127	$358,851	$313,029
Operating data:
Settlements (units)	13,326	11,859	11,834
Average settlement price	$379.9	$368.5	$349.1
New orders (units)	14,080	12,389	11,800
Average new order price	$378.7	$373.7	$360.4
Backlog (units)	6,229	5,475	4,945
Average backlog price	$381.3	$384.6	$373.2
New order cancellation rate	14.5%	14.6%	14.9%

Consolidated Homebuilding Revenues

Homebuilding revenues increased 16% in 2015 compared 2014, as a result of a 12% increase in the number of units settled and a 3% increase in the average settlement price year over year.  Units settled and the average settlement prices were higher in each of our market segments year over year. The increases in the number of units settled and the average settlement price were attributable to an 11% higher backlog unit balance entering 2015 and a 3% higher average price of homes in backlog entering 2015 compared to backlog entering 2014.  In addition, the unit and average settlement price increases were favorably impacted by a 15% increase in New Orders and a 2% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014.

Homebuilding revenues increased 6% in 2014 compared to 2013 primarily as a result of a 6% increase in the average settlement price, while the number of units settled was flat year over year.  The increase in the average settlement price was primarily attributable to the average price of homes in backlog being approximately 8% higher entering 2014 compared to 2013 and a 5% higher average sales price of New Orders for the first six months of 2014 compared to the same period in 2013.  The higher average price of homes in backlog entering 2014 was attributable to favorable market conditions in 2013, leading to increasing prices during that year.

Consolidated Homebuilding New Orders

The number of New Orders and the average sales price of New Orders increased 14% and 1%, respectively, in 2015 compared to 2014.  New Orders increased in 2015 despite a 3% decrease in the average number of active communities year over year, due to more favorable market conditions in 2015, which led to higher sales absorption in each of our market segments.

The number of New Orders and the average sales price of New Orders increased 5% and 4%, respectively, in 2014 compared to 2013.  New Orders were higher due to the 8% increase in the average number of active communities year over year, offset partially by lower sales absorption rates in many of our markets.  Average sales prices were higher in each of our market segments year over year as a result of favorable market conditions in 2013, which led to higher prices entering 2014.

Consolidated Homebuilding Gross Profit

Gross profit margin percentage in 2015 increased to 18.7% from 18.4% in 2014. Gross profit margin was favorably impacted in 2015 by an approximate $11,100, or 22 basis points of revenue, recovery of contract land deposits previously determined to be unrecoverable.  Excluding the contract land deposit impairment recovery, gross profit margin was flat year over year as higher revenues were offset by higher lot and construction costs year over year. We expect continued gross margin pressure over the next several quarters due to weakness in sales pricing.

Gross profit margin percentage in 2014 increased to 18.4% compared to 17.2% in 2013.  Gross profit margins were favorably impacted by our average settlement prices increasing at a higher rate than material and lot costs year over year, as well as by a relative shift in settlements to our Mid-Atlantic and North East segments which have higher average gross profit margins.  Gross profit margins in 2013 were negatively impacted by two service related accruals which reduced the 2013 gross profit margin by 76 basis points.

Consolidated Homebuilding Selling, General and Administrative (“SG&A”)

SG&A expenses in 2015 increased approximately $12,300, or 3%, compared to 2014.  SG&A expenses increased primarily due to an approximate $14,900 increase in management incentive compensation attributable to the improved operating results in 2015. SG&A expenses decreased as a percentage of revenue to 7.3% in 2015 from 8.2% in 2014 due to improved leveraging of SG&A expenses.

SG&A expenses in 2014 increased approximately $45,800, or 15%, compared to 2013 and increased as a percentage of revenue to 8.2% from 7.6% year over year.  The increase in SG&A expenses was attributable to an approximate $26,000 increase in equity-based compensation expense and an approximate $14,100 increase in sales and marketing expenses in 2014.  Equity-based compensation expense increased primarily due to the grant of non-qualified stock options (“Options”) under the 2014 Equity Incentive Plan (the “2014 Plan”) following shareholder approval of the 2014 Plan in May 2014 and restricted share units (“RSUs”) in the second quarter of 2013. In addition, in 2013 we recorded a reversal of approximately $7,100 in equity-based compensation expense as a result of an adjustment to our stock option forfeiture rates based on our actual forfeiture experience. Sales and marketing expenses increased due primarily to an increase in model home expenditures attributable to the 8% increase in the number of active communities year over year.

Consolidated Homebuilding Backlog

Backlog units and dollars increased approximately 14% to 6,229 units and 13% to $2,375,182, respectively, as of December 31, 2015 compared to 5,475 units and $2,105,635, respectively, as of December 31, 2014. The increase in backlog units was primarily attributable to a 13% increase in New Orders for the six month period ended December 31, 2015 compared to the same period in 2014. Backlog dollars were favorably impacted by the increase in backlog units.

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

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in each of 2015, 2014 and 2013. Additionally, during each of 2015, 2014 and 2013, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2015 backlog during 2016. See “Risk Factors” in Item 1A of this Form 10-K.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a finished lot purchase agreement with the developer or to restructure a lot purchase agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For additional information regarding our contract land deposit impairment analysis, see the “Critical Accounting Policies” section within this “Management Discussion and Analysis of Financial Condition and Results of Operations”. For presentation purposes below, the contract land deposit reserve at December 31, 2015 and 2014 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $3,000 and $4,700 at December 31, 2015 and 2014, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Mid Atlantic	$3,022,789	$2,617,108	$2,439,387
North East	432,145	376,862	332,681
Mid East	1,014,920	892,513	908,198
South East	595,346	488,576	454,215

	Year Ended December 31,
	2015	2014	2013
Gross profit margin:
Mid Atlantic	$563,299	$499,172	$461,481
North East	79,588	70,462	45,860
Mid East	178,508	141,146	142,331
South East	113,210	89,544	77,277

	Year Ended December 31,
	2015	2014	2013
Segment profit:
Mid Atlantic	$322,829	$271,965	$276,399
North East	37,914	33,390	14,294
Mid East	86,336	47,538	55,537
South East	57,384	37,525	35,001

	Year Ended December 31,
	2015	2014	2013
Gross profit margin percentage:
Mid Atlantic	18.6%	19.1%	18.9%
North East	18.4%	18.7%	13.8%
Mid East	17.6%	15.8%	15.7%
South East	19.0%	18.3%	17.0%

Segment Operating Activity:

	Year Ended December 31,
	2015		2014		2013
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	6,879	$439.2	6,129	$426.3	6,029	$404.0
North East	1,221	$353.9	1,089	$346.1	1,013	$328.4
Mid East	3,137	$323.5	2,845	$313.6	3,023	$300.4
South East	2,089	$284.9	1,796	$271.9	1,769	$256.7
Total	13,326	$379.9	11,859	$368.5	11,834	$349.1

	Year Ended December 31,
	2015		2014		2013
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	7,070	$439.5	6,365	$431.4	6,056	$416.7
North East	1,173	$365.9	1,182	$347.8	1,075	$335.5
Mid East	3,485	$321.4	2,963	$320.6	2,903	$309.5
South East	2,352	$287.3	1,879	$278.1	1,766	$265.9
Total	14,080	$378.7	12,389	$373.7	11,800	$360.4

	Year Ended December 31,
	2015		2014		2013
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,137	$435.3	2,946	$434.2	2,710	$422.7
North East	540	$374.7	588	$349.1	495	$345.5
Mid East	1,498	$331.7	1,150	$340.2	1,032	$323.0
South East	1,054	$294.6	791	$290.7	708	$276.5
Total	6,229	$381.3	5,475	$384.6	4,945	$373.2

Operating Data:

	Year Ended December 31,
	2015	2014	2013
New order cancellation rate:
Mid Atlantic	15.2%	14.9%	14.9%
North East	14.3%	14.8%	15.0%
Mid East	13.4%	12.5%	13.5%
South East	14.2%	16.6%	16.8%

	Year Ended December 31,
	2015	2014	2013
Average active communities:
Mid Atlantic	233	245	220
North East	38	44	39
Mid East	130	127	125
South East	71	72	67
Total	472	488	451

Homebuilding Inventory:

	As of December 31,
	2015	2014
Sold inventory:
Mid Atlantic	$485,481	$435,833
North East	72,481	61,233
Mid East	140,745	115,210
South East	90,794	73,223
Total (1)	$789,501	$685,499

	As of December 31,
	2015	2014
Unsold lots and housing units inventory:
Mid Atlantic	$105,720	$103,685
North East	19,674	5,528
Mid East	9,857	8,953
South East	11,726	12,051
Total (1)	$146,977	$130,217

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Year Ended December 31,
	2015	2014	2013
Sold and unsold inventory impairments:
Mid Atlantic	$321	$530	$222
North East	25	21	47
Mid East	363	649	923
South East	—	-	82
Total	$709	$1,200	$1,274

Lots Controlled and Land Deposits:

	As of December 31,
	2015	2014
Total lots controlled:
Mid Atlantic	35,200	32,800
North East	6,100	6,000
Mid East	18,500	17,400
South East	14,700	12,500
Total	74,500	68,700

	As of December 31,
	2015	2014
Lots included in impairment reserve:
Mid Atlantic	2,800	3,700
North East	500	600
Mid East	2,400	2,500
South East	400	1,000
Total	6,100	7,800

	As of December 31,
	2015	2014
Contract land deposits, net:
Mid Atlantic	$223,147	$188,747
North East	29,805	27,900
Mid East	39,996	40,061
South East	53,299	42,642
Total	$346,247	$299,350

	Year Ended December 31,
	2015	2014	2013
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$1,840	$1,098	$(715)
North East	279	1,647	803
Mid East	409	149	173
South East	250	493	119
Total	$2,778	$3,387	$380

Mid Atlantic

2015 versus 2014

The Mid Atlantic segment had an approximate $50,900, or 19%, increase in segment profit in 2015 compared to 2014, driven by an increase in revenues of approximately $405,700, or 16%, year over year.  The increase in revenues is due primarily to a 12% increase in the number of units settled and a 3% increase in the average settlement price in 2015 compared to 2014. The number of units settled and the average settlement price were favorably impacted by a 9% higher backlog unit balance and a 3% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 13% increase in New Orders and a 3% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.6% in 2015 from 19.1% in 2014, due primarily to higher lot and construction costs year over year.

Segment New Orders and the average sales price for New Orders in 2015 increased 11% and 2%, respectively, compared to the same period in 2014. New Orders increased despite a 5% decrease in the average number of active communities year over year, due to higher sales absorption year over year.  Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

2014 versus 2013

The Mid Atlantic segment had an approximate $4,400, or 2%, decrease in segment profit in 2014 compared to 2013.  Segment profit was negatively impacted by higher SG&A expense attributable to an 11% increase in the average number of active communities year over year and an increase in the corporate capital allocation due primarily to higher inventory levels. Segment revenues increased approximately $177,700, or 7%, year over year due primarily to a 6% increase in the average settlement price in 2014 compared to 2013.  The average settlement price was favorably impacted by a 7% higher average price of homes in backlog entering 2014 compared to the same period in 2013. The Mid Atlantic segment’s gross profit margin percentage was flat year over year; however, the gross profit margin in 2013 was negatively impacted by a service related accrual which reduced 2013 gross profit margin by 64 basis points.  Excluding this charge, gross profit margin decreased 49 basis points to 19.1% in 2014. The decrease in gross profit margin was attributable to an increase in certain material costs.

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

North East

2015 versus 2014

The North East segment had an approximate $4,500, or 14%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was primarily driven by an increase in revenues of approximately $55,300, or 15%, year over year due to a 12% increase in the number of units settled and a 2% increase in the average settlement price. The increase in units settled was attributable to a 19% higher backlog unit balance entering 2015 compared to the backlog unit balance entering 2014, offset partially by a slower backlog turnover rate year over year.  The North East segment’s gross profit margin percentage decreased to 18.4% in 2015 from 18.7% in 2014 due to higher lot costs.

Segment New Orders in 2015 were flat compared to 2014, while the average sales price of New Orders increased approximately 5% year over year. Segment New Orders were negatively impacted by a 12% decrease in the average number of active communities year over year, offset by higher sales absorption. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.  The increase in the average sales price of New Orders is primarily attributable to a shift in New Orders to our higher priced NVHomes product.

2014 versus 2013

The North East segment had an approximate $19,100, or 134%, increase in segment profit in 2014 compared to 2013.  Segment profit in 2013 was negatively impacted by a charge of approximately $12,700 related to a service related accrual.  Excluding that charge in 2013, segment profit increased approximately $6,400, or 24%, year over year. The increase in segment profit was driven by an increase of approximately $44,200, or 13%, in revenues year over year due to an 8% increase in the number of units settled, coupled with a 5% increase in the average settlement price. The increase in units settled was attributable to a 14% higher backlog unit balance entering 2014 compared to the backlog unit balance entering 2013.  The increase in the average settlement price was driven by a 5% higher average price of homes in backlog entering 2014 compared to the same period in 2013 and a shift in settlements to higher priced markets. The North East segment’s gross profit margin increased to 18.7% in 2014 from 13.8% in 2013.  Excluding the previously discussed service accrual which reduced gross profit margin in 2013 by 382 basis points, gross profit margin increased 109 basis points year over year.  Gross profit margin was favorably impacted by a shift in settlements to higher priced markets with higher gross margins and by increased settlement volume, which allowed us to better leverage certain operating costs in 2014.

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

Mid East

2015 versus 2014

The Mid East segment had an approximate $38,800, or 82%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was driven by an increase in revenues of approximately $122,400, or 14%, year over year due primarily to a 10% increase in the number of units settled and a 3% increase in the average settlement price. The number of units settled and the average settlement price were favorably impacted by a 11% higher backlog unit balance and a 5% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 14% increase in New Orders and a 2% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The segment’s gross profit margin percentage increased to 17.6% in 2015 from 15.8% in 2014, due primarily to increased settlement activity, which allowed us to better leverage certain operating costs in 2015, offset partially by higher lot costs year over year.

Segment New Orders increased 18%, while the average sales price of New Orders was flat in 2015 compared to 2014.  New Orders were favorably impacted by a 2% increase in the average number of active communities year over year and by higher sales absorption in 2015 compared to 2014 due to improved market conditions.

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

South East

2015 versus 2014

The South East segment had an approximate $19,900, or 53%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was driven by an increase in revenues of approximately $106,800, or 22%, year over year due to a 16% increase in the number of units settled and a 5% increase in the average settlement price. The number of units settled and the average settlement price were favorably impacted by a 12% higher backlog unit balance and a 5% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 26% increase in New Orders and a 3% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The South East segment’s gross profit margin percentage increased to 19.0% in 2015 from 18.3% in 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in 2015.  Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins. These favorable gross profit margin impacts were partially offset by higher lot costs year over year.

Segment New Orders and the average sales price of New Orders increased 25% and 3%, respectively, in 2015 compared to 2014.  New Orders increased despite a 2% decrease in the average number of active communities year over year, due to higher sales absorption year over year. Community sales absorption was favorably impacted by improved market conditions in 2015 compared to 2014.

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

	Year Ended December 31,
	2015	2014	2013
Homebuilding consolidated gross profit:
Mid Atlantic	$563,299	$499,172	$461,481
North East	79,588	70,462	45,860
Mid East	178,508	141,146	142,331
South East	113,210	89,544	77,277
Consolidation adjustments and other	11,813	6,149	(16,672)
Homebuilding consolidated gross profit	$946,418	$806,473	$710,277

	Year Ended December 31,
	2015	2014	2013
Homebuilding consolidated profit before taxes:
Mid Atlantic	$322,829	$271,965	$276,399
North East	37,914	33,390	14,294
Mid East	86,336	47,538	55,537
South East	57,384	37,525	35,001
Reconciling items:
Contract land deposit impairment reserve (1)	13,805	3,612	5,313
Equity-based compensation expense (2)	(50,738)	(58,501)	(31,547)
Corporate capital allocation (3)	171,170	152,140	116,458
Unallocated corporate overhead	(83,124)	(61,108)	(72,703)
Consolidation adjustments and other	22,622	23,867	2,361
Corporate interest expense	(22,869)	(22,544)	(21,743)
Reconciling items sub-total	50,866	37,466	(1,861)
Homebuilding consolidated profit before taxes	$555,329	$427,884	$379,370

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

The increase in equity-based compensation in 2014 from 2013 is primarily attributable to the issuance of stock options under the 2014 Plan in May 2014 and RSUs issued in the second quarter of 2013.  Equity-based compensation expense was also lower in 2013 due to an approximate $7,450 pre-tax compensation expense reversal attributable to an adjustment of our option forfeiture rates based on our actual forfeiture experience.

(3)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2015	2014	2013
Corporate capital allocation charge:
Mid Atlantic	$107,705	$96,328	$72,272
North East	16,987	12,107	9,461
Mid East	27,263	26,299	22,580
South East	19,215	17,406	12,145
Total corporate capital allocation charge	$171,170	$152,140	$116,458

Mortgage Banking Segment

We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2015	2014	2013
Loan closing volume:
Total principal	$3,492,342	$2,833,612	$2,538,072

Loan volume mix:
Adjustable rate mortgages	14%	17%	6%
Fixed-rate mortgages	86%	83%	94%

Operating profit:
Segment profit	$51,236	$30,388	$42,075
Equity-based compensation expense	(3,353)	(4,726)	(2,749)
Mortgage banking income before tax	$47,883	$25,662	$39,326

Capture rate:	88%	84%	81%

Mortgage banking fees:
Net gain on sale of loans	$67,891	$47,791	$56,528
Title services	25,427	21,292	19,862
Servicing fees	490	426	396
	$93,808	$69,509	$76,786

2015 versus 2014

Loan closing volume in 2015 increased by approximately $658,700, or 23%, from 2014.  The increase was primarily attributable to a 20% increase in the number of loans closed and a 3% increase in the average loan amount year over year.  The increase in the number of loans closed was primarily attributable to the aforementioned increase in the homebuilding segment’s number of settlements in 2015 as compared to 2014 and an increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”).  The Capture Rate increased from 84% in 2014 to 88% in 2015. The increase in the average loan amount is consistent with the homebuilding segment’s increase in average settlement price.

Segment profit in 2015 increased by approximately $20,800, or 69%, from 2014.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $24,300, resulting from the aforementioned increase in loan closing volume and higher rate lock commitments. General and administrative expenses increased by approximately $5,200, resulting primarily from an increase in management incentive compensation attributable to the improved operating results in the current year.

2014 versus 2013

Loan closing volume in 2014 increased 12% from 2013.  The increase was primarily attributable to a 6% increase in the number of units closed and a 5% increase in the average loan amount year over year.  The increase in the number of units closed is attributable to an increase in the Capture Rate from 81% in 2013 to 84% in 2014. The increase in the average loan amount is primarily attributable to the increase in the homebuilding segment’s average settlement prices in 2014 as compared to 2013.

Segment profit in 2014 decreased approximately $11,700 from 2013.  The decrease in segment profit was primarily attributable to an approximate $7,300 decrease in mortgage banking fees and an approximate $4,400 increase in general and administrative expenses.  The decrease in mortgage banking fees was primarily attributable to a decrease in secondary marketing fees due to a product mix shift out of fixed rate government product due to increased consumer costs on FHA mortgage loans, and an increase in adjustable rate loans which generally are less profitable than fixed rate products. The relative product mix shift from fixed rate to adjustable rate products is attributable to interest rate volatility in 2014. The increase in general and administrative expenses was primarily attributable to an increase in compensation costs as a result of a 12% increase in average headcount in 2014 compared to 2013.

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

We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At December 31, 2015, we had an allowance for loan losses of approximately $12,300. Although we consider the allowance for loan losses reflected on the December 31, 2015 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

NVRM is dependent on our homebuilding operation’s customers for business.  If new orders and selling prices of the homebuilding segment decline, NVRM’s operations will also be adversely affected.  In addition, NVRM’s operating results may be adversely affected in future periods due to tightening and volatility of the credit markets, changes in investor funding times, increased regulation of mortgage lending practices and increased competition in the mortgage market.

Seasonality

We generally have higher New Order activity in the first half of the year and higher home settlements, revenues and net income in the second half of the year.

Effective Tax Rate

Our consolidated effective tax rate in 2015, 2014 and 2013 was 36.52%, 37.90% and 36.36%, respectively. During 2014, we recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB delayed the standard’s effective date for one year.  The standard is effective for us as of January 1, 2018.  Early adoption is permitted for the annual period beginning January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

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

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.  The standard changes the manner in which reporting entities evaluate consolidation requirements of certain legal entities.  The standard is effective for us as of January 1, 2016.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset.  The standard is effective for us for the first annual period beginning after December 15, 2015, and must be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The standard adds guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  The standard provides a basis for evaluating whether a cloud computing arrangement includes a software license or whether the arrangement should be accounted for as a service contract.  The standard is effective for us as of January 1, 2016.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The standard is effective for us for the first annual period beginning after December 15, 2016.  The amendments in the standard are to be applied prospectively with early adoption permitted.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and the public debt and equity markets. On September 10, 2012, we completed an offering for $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 under a Shelf Registration Statement filed on September 5, 2012 with the SEC. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets.

Our mortgage subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On January 18, 2016, NVRM entered into the Seventh Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and six earlier amendments, the “Repurchase Agreement”). The Repurchase Agreement provides borrowing capacity up to $150,000 (as compared to $25,000 prior to the Amendment), subject to certain sub-limits, and provides for an incremental commitment pursuant to which we may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase

Agreement expires on July 27, 2016. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.25%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2015. At December 31, 2015, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2015. For the year ended December 31, 2015, we repurchased 289,687 shares of our common stock at an aggregate purchase price of $431,367. As of December 31, 2015, we had approximately $339,200 available under Board approved repurchase authorizations.

Cash Flows

For the year ended December 31, 2015, cash and cash equivalents decreased by $120,103. Net cash provided by operating activities was $203,391. Cash provided by earnings in 2015 was used to fund the increase in homebuilding inventory of $134,803, as a result of an increase in units under construction at December 31, 2015 compared to December 31, 2014, and the increase of $37,561in contract land deposits. Cash was favorably impacted by an increase of $55,404 in accounts payable and accrued expenses associated with the increase in homebuilding inventory. Net cash used in investing activities in 2015 of $1,022 included cash used for purchases of property, plant and equipment of $18,277 and investments in our unconsolidated JVs totaling $1,917. These were partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $18,489. Net cash used in financing activities was $322,472, due primarily to our repurchase of 289,687 shares of our common stock for an aggregate purchase price of $431,367 under our ongoing common stock repurchase program as discussed above. Stock option exercise activity during 2015 provided $85,948 in proceeds, and we realized $23,311 in excess income tax benefits from equity-based compensation plan activity.

For the year ended December 31, 2014, cash and cash equivalents decreased by $320,834. Net cash provided by operating activities was $184,549.  Cash was provided by homebuilding operations and net proceeds of $55,830 from mortgage loan activity.  Cash was used to fund the increase in homebuilding inventory of $127,729, as a result of an increase in the number of units under construction at December 31, 2014 compared to December 31, 2013.  Cash was also used to fund the $57,566 increase in contract land deposits year over year.  Investing activities in 2014 used net cash of $19,082 due primarily to the addition of $31,672 in property, plant and equipment, offset partially by the receipt of $11,569 of capital distributions from unconsolidated joint ventures. Net cash used in financing activities was $486,301, due primarily to our repurchase of 507,648 shares of our common stock for an aggregate purchase price of $567,544. This use of cash in financing activities was partially offset by $76,153 in proceeds from stock option exercises.

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

At December 31, 2015 and 2014, the homebuilding segment had restricted cash of $23,440 and $24,106, respectively, which is included in “Other assets” on the accompanying consolidated balance sheets. The restricted cash balances relate primarily to holding requirements for outstanding letters of credit issued under our letter of credit agreement and customer deposits for certain home sales.

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

At December 31, 2015, we controlled approximately 74,500 lots through lot purchase agreements, joint ventures and land under development, with an aggregate purchase price of approximately $6,900,000. These lots are controlled by making or committing to make deposits of approximately $472,600 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to our $378,400 in deposits paid, plus approximately $94,200 related to deposits to be paid subsequent to December 31, 2015 assuming that contractual development milestones are met by the developers and we exercise our option, and approximately $1,500 in specific performance obligations (see Contractual Obligations section below). Of the $378,400 deposit total, approximately $373,300 was in cash and approximately $5,100 was in letters of credit which had been issued as of December 31, 2015. As of December 31, 2015, we had recorded an impairment valuation allowance of approximately $42,200 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2015, we had funding commitments totaling $11,500 to three of our joint ventures and approximately $19,200 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $9,600.

In addition, we have certain properties under contract with land owners that are expected to yield approximately 8,800 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit totaling approximately $12,200 and $350, respectively, as of December 31, 2015, of which approximately $8,700 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible. In February 2016, we acquired one of these properties at a cost of approximately $150,000 which is expected to produce approximately 1,000 lots, of which approximately 160 lots are under contract with unrelated parties.  Of the total $12,200 in cash deposits noted above, $5,000 relates to this property. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting for variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $58,300 of contingent obligations under such agreements as of December 31, 2015, inclusive of the $5,500 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2015, we had contractual commitments to extend credit to borrowers aggregating $462,329 and open forward delivery contracts aggregating $737,052, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting).

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2015, were as follows:

	Payments due by year
	Total	2016	2017 to 2018	2019 to 2020	2021 and Later
Debt (1)	$600,000	$—	$—	$—	$600,000
Interest on debt (1)	165,834	23,700	47,400	47,400	47,334
Operating leases (2)	99,399	24,032	31,871	21,082	22,414
Purchase obligations (3)	114,850	*	*	*	*
Uncertain tax positions (4)	30,284	*	*	*	*
Total	$1,010,367	$47,732	$79,271	$68,482	$669,748

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.
(2)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.
(3)

Amount represents expected payments of forfeitable deposits with land developers under existing fixed price purchase agreements assuming that contractual development milestones are met by the developers and we exercise our option, specific performance guarantees and estimated contractual obligations for land development agreements. We expect to make the majority of payments of the deposits with land developers within the next three years, but due to the nature of the contractual development milestones that must be met we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.

(4)	Due to the nature of the uncertain tax positions, we are unable to make a reasonable estimate as to the period of settlement with the respective taxing authorities.

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

Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct, plus a reasonable profit margin. Unsold inventory is evaluated for impairment by analyzing recent comparable sale prices within the applicable community compared to the costs incurred to date plus the expected costs to complete and a reasonable profit margin. Any calculated impairments are recorded immediately.

Land Under Development and Contract Land Deposits

Land Under Development

On a limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.

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

At December 31, 2015, we had approximately $60,600 in land under development in four separate communities. In addition, at December 31, 2015, we had an aggregate investment totaling approximately $60,500 in six separate joint ventures that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the joint ventures had any indicators of impairment at December 31, 2015. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

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

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2015 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2015 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

We calculate the fair value of our non-publicly traded, employee Options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an Option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the Option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future grant forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to base our estimate of future forfeitures of equity-based compensation grants. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized.

In addition, when recognizing stock based compensation cost related to “performance condition” Option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during a specified three year period based on the date of Option grant, with the initial performance period being 2014 through 2016.  While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition option grants that would otherwise have been recognized to date.  Although we believe that the compensation costs recognized in 2015 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different fair values.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the December 31, 2015 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

Impact of Inflation, Changing Prices and Economic Conditions

See “Risk Factors” included in Item 1A of this Form 10-K for a description of the impact of inflation, changing prices and economic conditions on our business and our financial results. See also the discussion of the current business environment in the Overview section above.

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

NVRM has available a mortgage Repurchase Agreement, which as of December 31, 2015 provided for loan repurchases up to $25,000, subject to certain sub limits. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.70%. On January 18, 2016, the Repurchase Agreement was amended (“Amended Repurchase Agreement”) to increase the borrowing capacity to $150,000 with an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the agreement by up to $50,000 in the aggregate. Other terms of the Amended Repurchase Agreement are materially consistent with the Repurchase Agreement. At December 31, 2015, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2015. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year. Consequently, advances outstanding under the Repurchase Agreement would also be assumed to mature in the first year.

	Maturities (000's)
									Fair
	2016	2017	2018	2019	2020	Thereafter		Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$319,212	—	—	—	—	—		$319,212	$319,553
Average interest rate	4.0%	—	—	—	—	—		4.0%

Other:
Forward trades of mortgage-backed securities (a)	$3,804	—	—	—	—	—		$3,804	$3,804
Forward loan commitments (a)	$3,187	—	—	—	—	—		$3,187	$3,187

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$347,538	—	—	—	—	—		$347,538	$347,538
Average interest rate	0.4%	—	—	—	—	—		0.4%

Interest rate sensitive liabilities:
Fixed rate obligations (b)	$—	—	—	—	—	$600,00	0	$600,000	$606,000
Average interest rate	—	—	—	—	—	4.0%		4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.
(b)	The Senior Notes mature in 2022.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2015 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2016. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of this Form 10-K.

Item 11.	Executive Compensation.

Item 11 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2016.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2015 for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,020,789	$988.60	340,658
Equity compensation plans not approved by security holders	125,516	$678.79	—
Total	1,146,305	$954.68	340,658

(1)

This category includes the RSUs authorized to be issued under the 2010 Equity Incentive Plan, which was approved by our shareholders at our May 4, 2010 Annual Meeting. At December 31, 2015, there are 50,724 RSUs outstanding, issued at a $0 exercise price. Of the total 340,658 shares remaining available for future issuance under the shareholder approved plans, up to 35,691 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans, excluding outstanding RSUs, was $1,040.30.

Equity compensation plans approved by our shareholders include: the NVR, Inc. 1998 Management Long-Term Stock Option Plan; the 1998 Directors’ Long-Term Stock Option Plan; the 2010 Equity Incentive Plan; and the 2014 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the NVR, Inc. 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2016.

Item 14.	Principal Accountant Fees and Services.

Item 14 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc. - Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of NVR, Inc. Filed as Exhibit 3.1 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
3.2	Bylaws, as amended, of NVR, Inc. Filed as Exhibit 3.1 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference
4.1

Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee. Filed as Exhibit 4.3 to NVR’s Current Report on Form 8-K filed on April 23, 1998 and incorporated herein by reference.

4.2	Form of Note (included in Indenture filed as Exhibit 4.1).
4.3

Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association. Filed as Exhibit 4.1 to NVR’s Current Report on Form 8-K filed on September 10, 2012 and incorporated herein by reference.

4.4	Form of Global Note. Filed as Exhibit 4.2 to NVR’s Current Report on Form 8-K filed on September 10, 2012 and incorporated herein by reference.
10.1*

Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015. Filed as Exhibit 10.1 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference.

10.2*

Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015. Filed as Exhibit 10.2 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference.

10.3*

Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015. Filed as Exhibit 10.3 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference.

10.4*

Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015. Filed as Exhibit 10.4 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference.

10.5*	Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated January 1, 2016. Filed herewith.
10.6*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies. Filed as Exhibit 4.1 to NVR’s Registration Statement on Form S-8 (No. 333-29241) filed on June 13, 1997 and incorporated herein by reference.
10.7*	Employee Stock Ownership Plan of NVR, Inc. Incorporated herein by reference to NVR’s Annual Report on Form 10-K/A for the year ended December 31, 1994.
10.8*	NVR, Inc. 1998 Management Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79951) filed on June 4, 1999 and incorporated herein by reference.

Exhibit Number	Description
10.9*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 4 to NVR’s Registration Statement on Form S-8 (No. 333-79949) filed on June 4, 1999 and incorporated herein by reference.
10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 99.1 to NVR’s Registration Statement on Form S-8 (No. 333-56732) filed on March 8, 2001 and incorporated herein by reference.
10.11*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan. Filed as Exhibit 10.5 to NVR’s Quarterly Report on Form 10-Q filed on November 6, 2015 and incorporated herein by reference.
10.12*	Description of the Board of Directors’ compensation arrangement. Filed as Exhibit 10.27 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.13*	NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Registration Statement on Form S-8 (No. 333-195756) filed on May 7, 2014 and incorporated herein by reference.
10.14*

The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.15*

The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.16*

The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.3 to NVR’s Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.17*

The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed as Exhibit 10.4 to NVR’s Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference.

10.18*	NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Registration Statement on Form S-8 (No. 333-166512) filed on May 4, 2010 and incorporated herein by reference.
10.19*

The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR’s Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference.

10.20*

The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.21*

The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR’s Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference.

10.22*

The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed as Exhibit 10.4 to NVR’s Current Report on Form 8-K filed on May 6, 2010 and incorporated herein by reference.

10.23*

The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly-Based Stock Option Plan. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed on January 3, 2008 and incorporated herein by reference.

10.24*

The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan. Filed as Exhibit 10.34 to NVR’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10.25

Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed as Exhibit 10.1 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.26

First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.2 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

Exhibit Number	Description
10.27

Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.3 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.28

Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.4 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.29

Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.5 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.30

Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.6 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.31

Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.7 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.32

Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.  Filed as Exhibit 10.8 to NVR’s Current Report on Form 8-K filed on January 21, 2016 and incorporated herein by reference.

10.33*	Summary of 2016 Named Executive Officer annual incentive compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 17, 2016
Dwight C. Schar
/s/ C. E. Andrews	Director	February 17, 2016
C. E. Andrews
/s/ Timothy M. Donahue	Director	February 17, 2016
Timothy M. Donahue
/s/ Thomas D. Eckert	Director	February 17, 2016
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 17, 2016
Alfred E. Festa
/s/ Ed Grier	Director	February 17, 2016
Ed Grier
/s/ Manuel H. Johnson	Director	February 17, 2016
Manuel H. Johnson
/s/ Mel Martinez	Director	February 17, 2016
Mel Martinez
/s/ William A. Moran	Director	February 17, 2016
William A. Moran
/s/ David A. Preiser	Director	February 17, 2016
David A. Preiser
/s/ W. Grady Rosier	Director	February 17, 2016
W. Grady Rosier
/s/ Paul W. Whetsell	Director	February 17, 2016
Paul W. Whetsell
/s/ Paul C. Saville	Principal Executive Officer	February 17, 2016
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 17, 2016
Daniel D. Malzahn
/s/ Eugene J. Bredow	Principal Accounting Officer	February 17, 2016
Eugene J. Bredow

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 17, 2016

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014

ASSETS
Homebuilding:
Cash and cash equivalents	$397,522	$514,780
Receivables	11,482	10,021
Inventory:
Lots and housing units, covered under sales agreements with customers	785,982	690,955
Unsold lots and housing units	147,832	131,938
Land under development	60,611	33,689
Building materials and other	12,101	12,904
	1,006,526	869,486

Assets related to consolidated variable interest entity	1,749	3,590
Contract land deposits, net	343,295	294,676
Property, plant and equipment, net	44,651	46,242
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	3,982	5,364
Deferred tax assets, net	161,805	165,189
Other assets	122,989	137,091
	2,135,581	2,088,019

Mortgage Banking:
Cash and cash equivalents	26,804	30,158
Mortgage loans held for sale, net	319,553	205,664
Property and equipment, net	5,313	6,189
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	20,533	13,958
	379,550	263,316
Total assets	$2,515,131	$2,351,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$227,437	$204,622
Accrued expenses and other liabilities	304,922	289,058
Liabilities related to consolidated variable interest entity	1,091	1,618
Non-recourse debt related to consolidated variable interest entity	—	64
Customer deposits	110,965	106,755
Senior notes	599,260	599,166
	1,243,675	1,201,283
Mortgage Banking:
Accounts payable and other liabilities	32,291	25,797
	32,291	25,797
Total liabilities	1,275,966	1,227,080

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2015 and December 31, 2014	206	206
Additional paid-in capital	1,447,795	1,325,495
Deferred compensation trust – 108,614 shares of NVR, Inc. common stock as of both December 31, 2015 and December 31, 2014	(17,333)	(17,333)
Deferred compensation liability	17,333	17,333
Retained earnings	5,270,114	4,887,187
Less treasury stock at cost – 16,664,342 and 16,506,229 shares as of December 31, 2015 and December 31, 2014, respectively	(5,478,950)	(5,088,633)
Total shareholders' equity	1,239,165	1,124,255
Total liabilities and shareholders' equity	$2,515,131	$2,351,335

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Homebuilding:
Revenues	$5,065,200	$4,375,059	$4,134,481
Other income	2,956	2,853	3,962
Cost of sales	(4,118,782)	(3,568,586)	(3,424,204)
Selling, general and administrative	(371,127)	(358,851)	(313,029)
Operating income	578,247	450,475	401,210
Interest expense	(22,918)	(22,591)	(21,840)
Homebuilding income	555,329	427,884	379,370

Mortgage Banking:
Mortgage banking fees	93,808	69,509	76,786
Interest income	6,485	4,940	4,983
Other income	1,113	778	696
General and administrative	(52,882)	(49,016)	(42,594)
Interest expense	(641)	(549)	(545)
Mortgage banking income	47,883	25,662	39,326

Income before taxes	603,212	453,546	418,696
Income tax expense	(220,285)	(171,916)	(152,219)

Net income	$382,927	$281,630	$266,477

Basic earnings per share	$95.21	$65.83	$56.25

Diluted earnings per share	$89.99	$63.50	$54.81

Basic weighted average shares outstanding	4,022	4,278	4,737

Diluted weighted average shares outstanding	4,255	4,435	4,862

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2012	$206	$1,169,699	$4,339,080	$(4,028,508)	$(25,331)	$25,331	$1,480,477

Net income	—	—	266,477	—	—	—	266,477
Deferred compensation activity	—	—	—	—	7,590	(7,590)	—
Purchase of common stock for treasury	—	—	—	(554,491)	—	—	(554,491)
Equity-based compensation	—	34,296	—	—	—	—	34,296
Tax benefit from equity benefit plan activity	—	20,636	—	—	—	—	20,636
Proceeds from stock options exercised	—	13,957	—	—	—	—	13,957
Treasury stock issued upon option exercise and restricted share vesting	—	(26,538)	—	26,538	—	—	—
Balance, December 31, 2013	206	1,212,050	4,605,557	(4,556,461)	(17,741)	17,741	1,261,352

Net income	—	—	281,630	—	—	—	281,630
Deferred compensation activity	—	—	—	—	408	(408)	—
Purchase of common stock for treasury	—	—	—	(567,544)	—	—	(567,544)
Equity-based compensation	—	63,227	—	—	—	—	63,227
Tax benefit from equity benefit plan activity	—	9,437	—	—	—	—	9,437
Proceeds from stock options exercised	—	76,153	—	—	—	—	76,153
Treasury stock issued upon option exercise and restricted share vesting	—	(35,372)	—	35,372	—	—	—
Balance, December 31, 2014	206	1,325,495	4,887,187	(5,088,633)	(17,333)	17,333	1,124,255

Net income	—	—	382,927	—	—	—	382,927
Purchase of common stock for treasury	—	—	—	(431,367)	—	—	(431,367)
Equity-based compensation	—	54,091	—	—	—	—	54,091
Tax benefit from equity benefit plan activity	—	23,311	—	—	—	—	23,311
Proceeds from stock options exercised	—	85,948	—	—	—	—	85,948
Treasury stock issued upon option exercise and restricted share vesting	—	(41,050)	—	41,050	—	—	—
Balance, December 31, 2015	$206	$1,447,795	$5,270,114	$(5,478,950)	$(17,333)	$17,333	$1,239,165

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$382,927	$281,630	$266,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,534	17,614	13,391
Excess income tax benefit from equity-based compensation	(23,311)	(9,437)	(20,636)
Equity-based compensation expense	54,091	63,227	34,296
Contract land deposit recoveries	(11,058)	(225)	(5,313)
Gain on sale of loans	(67,891)	(47,791)	(56,528)
Deferred tax expense (benefit)	1,902	(4,176)	(16,848)
Mortgage loans closed	(3,111,413)	(2,469,876)	(2,307,796)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,059,889	2,525,706	2,338,701
Distribution of earnings from unconsolidated joint ventures	15,511	8,431	5,676
Net change in assets and liabilities:
Increase in inventory	(134,803)	(127,729)	(52,861)
Increase in contract land deposits	(37,561)	(57,566)	(40,034)
Increase in receivables	(1,527)	(533)	(260)
Increase in accounts payable and accrued expenses	55,404	60	113,121
Increase in customer deposits	4,210	5,733	1,335
Other, net	(4,513)	(519)	(2,499)
Net cash provided by operating activities	203,391	184,549	270,222

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,917)	—	(22,850)
Distribution of capital from unconsolidated joint ventures	18,489	11,569	6,782
Purchase of property, plant and equipment	(18,277)	(31,672)	(19,016)
Proceeds from the sale of property, plant and equipment	683	1,021	607
Net cash used in investing activities	(1,022)	(19,082)	(34,477)

Cash flows from financing activities:
Purchase of treasury stock	(431,367)	(567,544)	(554,491)
Net repayments under note payable and credit lines	—	(115)	(642)
Repayments under non-recourse debt related to consolidated variable interest entity	(64)	(3,301)	(4,314)
Borrowings under non-recourse debt related to consolidated variable interest entity	—	—	3,105
Distributions to partner in consolidated variable interest entity	(300)	(931)	(1,250)
Excess income tax benefit from equity-based compensation	23,311	9,437	20,636
Proceeds from the exercise of stock options	85,948	76,153	13,957
Net cash used in financing activities	(322,472)	(486,301)	(522,999)

Net decrease in cash and cash equivalents	(120,103)	(320,834)	(287,254)
Cash and cash equivalents, beginning of the year	545,419	866,253	1,153,507

Cash and cash equivalents, end of the year	$425,316	$545,419	$866,253

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$24,546	$24,464	$24,876
Income taxes paid during the year, net of refunds	$194,670	$181,840	$113,224

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2015 and 2014, $990 and $481, respectively, of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $23,440 and $24,106 at December 31, 2015 and 2014, respectively. Restricted cash in both 2015 and 2014 was attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement as discussed further in Note 13 herein. In addition, restricted cash relates to customer deposits for certain home sales. Restricted cash is recorded in “Other assets” in the homebuilding section of the accompanying consolidated balance sheets.

The mortgage banking segment had restricted cash of $2,038 and $1,947 at December 31, 2015 and 2014, respectively, which included amounts collected from customers for loans in process and closed mortgage loans held for sale. The mortgage banking segment’s restricted cash is recorded in “Other assets” in the mortgage banking section of the accompanying consolidated balance sheets.

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

Sold inventory is evaluated for impairment based on the contractual sales price compared to the total estimated cost to construct plus a reasonable profit margin. Unsold inventory is evaluated for impairment by analyzing recent comparable sales prices within the applicable community compared to the costs incurred to date plus the expected costs to complete and a reasonable profit margin. Any calculated impairments are recorded immediately.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recognized pre-tax recoveries of $11,058, $225 and $5,313, respectively, of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of $42,239 and $56,074 impairment valuation allowances at December 31, 2015, and 2014, respectively.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Model home furniture and fixtures are generally depreciated over a two-year period, office facilities and other equipment are depreciated over a period of three to ten years and production facilities are depreciated over periods of five to forty years.

Intangible Assets

On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc., which resulted in the Company recording finite-lived intangible assets and goodwill. The Company completed its annual assessment for impairment of goodwill and management determined that there was no impairment. As of December 31, 2015 and 2014, finite-lived intangible assets attributable to the Heartland Homes, Inc. acquisition, net of accumulated amortization, totaled $3,541 and $4,923, respectively. As of both December 31, 2015 and 2014, the goodwill value was $441. The remaining finite-lived intangible assets will be amortized on a straight-line basis over a weighted average life of 4 years.

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

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2015, there were contractual commitments to extend credit to borrowers aggregating $462,329, and open forward delivery sale contracts aggregating $737,052, which hedge both the rate lock commitments and closed loans held for sale (see Note 14 herein for a description of the Company’s fair value accounting).

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2015 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Weighted average number of shares outstanding used to calculate basic EPS	4,022	4,278	4,737
Dilutive securities:
Stock options and restricted share units	233	157	125
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,255	4,435	4,862

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

The following stock options and restricted share units issued under equity incentive plans were outstanding during the years ended December 31, 2015, 2014 and 2013; however, they were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2015	2014	2013
Anti-dilutive securities	50	757	157

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

Comprehensive Income

For the years ended December 31, 2015, 2014 and 2013, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under four trade names: Ryan Homes, NVHomes, Fox Ridge Homes and Heartland Homes. The Ryan Homes and Fox Ridge Homes products are marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-eight metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Fox Ridge Homes operates in the Nashville, TN metropolitan area. The NVHomes and Heartland Homes products are marketed primarily to move-up and up-scale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 31% and 13% of its 2015 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Following are tables presenting segment revenues, profit before taxes, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Homebuilding Mid Atlantic	$3,022,789	$2,617,108	$2,439,387
Homebuilding North East	432,145	376,862	332,681
Homebuilding Mid East	1,014,920	892,513	908,198
Homebuilding South East	595,346	488,576	454,215
Mortgage Banking	93,808	69,509	76,786
Consolidated revenues	$5,159,008	$4,444,568	$4,211,267

	Year Ended December 31,
	2015	2014	2013
Profit before taxes:
Homebuilding Mid Atlantic	$322,829	$271,965	$276,399
Homebuilding North East	37,914	33,390	14,294
Homebuilding Mid East	86,336	47,538	55,537
Homebuilding South East	57,384	37,525	35,001
Mortgage Banking	51,236	30,388	42,075
Total segment profit	555,699	420,806	423,306
Reconciling items:
Contract land deposit reserve adjustment (1)	13,805	3,612	5,313
Equity-based compensation expense (2)	(54,091)	(63,227)	(34,296)
Corporate capital allocation (3)	171,170	152,140	116,458
Unallocated corporate overhead	(83,124)	(61,108)	(72,703)
Consolidation adjustments and other	22,622	23,867	2,361
Corporate interest expense	(22,869)	(22,544)	(21,743)
Reconciling items sub-total	47,513	32,740	(4,610)
Consolidated profit before taxes	$603,212	$453,546	$418,696

	As of December 31,
	2015	2014
Assets:
Homebuilding Mid Atlantic	$994,804	$917,689
Homebuilding North East	133,106	103,631
Homebuilding Mid East	220,094	192,781
Homebuilding South East	175,572	144,939
Mortgage Banking	372,203	255,969
Total segment assets	1,895,779	1,615,009
Reconciling items:
Consolidated variable interest entity	1,749	3,590
Cash and cash equivalents	397,522	514,780
Deferred taxes	161,805	165,189
Intangible assets and goodwill	52,909	54,291
Contract land deposit reserve	(42,239)	(56,074)
Consolidation adjustments and other	47,606	54,550
Reconciling items sub-total	619,352	736,326
Consolidated assets	$2,515,131	$2,351,335

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Mortgage Banking	$6,485	$4,940	$4,983
Total segment interest income	6,485	4,940	4,983
Other unallocated interest income	1,211	1,311	2,319
Consolidated interest income	$7,696	$6,251	$7,302

	Year Ended December 31,
	2015	2014	2013
Interest expense:
Homebuilding Mid Atlantic	$107,748	$96,364	$72,351
Homebuilding North East	16,991	12,114	9,466
Homebuilding Mid East	27,263	26,300	22,587
Homebuilding South East	19,217	17,409	12,151
Mortgage Banking	641	549	545
Total segment interest expense	171,860	152,736	117,100
Corporate capital allocation	(171,170)	(152,140)	(116,458)
Senior Notes and other interest	22,869	22,544	21,743
Consolidated interest expense	$23,559	$23,140	$22,385

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization:
Homebuilding Mid Atlantic	$7,876	$6,489	$4,784
Homebuilding North East	1,571	1,208	853
Homebuilding Mid East	4,003	3,212	1,911
Homebuilding South East	2,191	1,715	1,008
Mortgage Banking	1,136	1,089	669
Total segment depreciation and amortization	16,777	13,713	9,225
Unallocated corporate	4,757	3,901	4,166
Consolidated depreciation and amortization	$21,534	$17,614	$13,391

	Year Ended December 31,
	2015	2014	2013
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$8,287	$9,047	$7,947
Homebuilding North East	2,220	2,311	1,454
Homebuilding Mid East	3,774	6,982	3,282
Homebuilding South East	1,753	3,472	2,662
Mortgage Banking	265	2,580	2,933
Total segment expenditures for property and equipment	16,299	24,392	18,278
Unallocated corporate	1,978	7,280	738
Consolidated expenditures for property and equipment	$18,277	$31,672	$19,016

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

The increase in equity-based compensation expense in 2014 is primarily attributable to the issuance of stock options under the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) and restricted share units (“RSUs”) issued in the second quarter of 2013.  Equity-based compensation expense was also lower in 2013 due to an approximate $7,900 pre-tax compensation expense

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

reversal in 2013 attributable to an adjustment of the stock option forfeiture rates based on the Company’s actual forfeiture experience.
(3)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2015	2014	2013
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$107,705	$96,328	$72,272
Homebuilding North East	16,987	12,107	9,461
Homebuilding Mid East	27,263	26,299	22,580
Homebuilding South East	19,215	17,406	12,145
Total corporate capital allocation charge	$171,170	$152,140	$116,458

3.	Variable Interest Entities

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

The deposit placed by NVR pursuant to the fixed price purchase agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which NVR enters into fixed price purchase agreements, including the joint venture limited liability companies, discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

The development entities with which NVR contracts to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR. The Company possesses no more than limited protective legal rights through the purchase agreement in the specific finished lots that it is purchasing, and NVR possesses no participative rights in the development entities. Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which the Company enters into fixed price purchase agreements, and therefore NVR does not consolidate any of these VIEs.

As of December 31, 2015, NVR controlled approximately 68,800 lots through fixed price purchase agreements with deposits in cash and letters of credit totaling approximately $373,300 and $3,000, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the purchase agreements and in very limited circumstances, specific performance obligations. In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 8,800 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $12,200 and $350, respectively as of December 31, 2015, of which approximately $8,700 is refundable if NVR does not perform under the contract.  In February 2016, we acquired one of these properties at a cost of approximately $150,000 which is expected to produce approximately 1,000 lots, of which approximately 160 lots are under contract with unrelated parties.  Of the total $12,200 in cash deposits, $5,000 relates to this property. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a lot purchase agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Contract land deposits	$385,534	$350,750
Loss reserve on contract land deposits	(42,239)	(56,074)
Contract land deposits, net	343,295	294,676
Contingent obligations in the form of letters of credit	3,302	4,674
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$348,102	$300,855

(1)	As of both December 31, 2015 and 2014, the Company was committed to purchase 10 finished lots under specific performance obligations.

4.	Joint Ventures

On a limited basis, NVR obtains finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, or committed to invest, in addition to any deposits placed under fixed price purchase agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard fixed price purchase agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At December 31, 2015, the Company had an aggregate investment totaling approximately $60,500 in six JVs that are expected to produce approximately 8,000 finished lots, of which approximately 3,300 were not under contract with NVR. In addition, NVR had additional funding commitments in the aggregate totaling $11,500 to three of the JVs at December 31, 2015. The Company has determined that it is not the primary beneficiary of five of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $59,800 and $80,100 at December 31, 2015 and 2014, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

The condensed balance sheets of the consolidated JV at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Assets:
Cash	$990	$481
Restricted cash	—	160
Other assets	379	332
Land under development	380	2,617
Total assets	$1,749	$3,590

Liabilities and equity:
Debt	$—	$64
Accrued expenses	567	1,231
Equity	1,182	2,295
Total liabilities and equity	$1,749	$3,590

At December 31, 2014, the Company had an aggregate investment totaling approximately $82,000 in five JVs that were expected to produce approximately 8,800 finished lots, of which approximately 3,300 were not under contract with NVR. In addition, at December 31, 2014, NVR had additional funding commitments in the aggregate totaling $11,850 to two of the JVs.

The Company recognizes income from the JVs as a reduction to the lot cost of the lots purchased from the respective JVs when homes are settled and is based on expected total profitability and the total number of lots expected to be produced by the respective JVs.  Distributions received from the unconsolidated JVs are allocated between return of capital and distributions of earnings based on the ratio of capital contributed by NVR to the total expected returns for the respective JVs, and are classified within the accompanying consolidated statements of cash flows as cash flows from investing activities and operating activities, respectively.

5.	Land Under Development

As of December 31, 2015, NVR directly owned four separate raw parcels of land with a carrying value of $60,611 that it intends to develop into approximately 980 finished lots primarily for use in its homebuilding operations. The Company has additional funding commitments related to one of its raw land parcel’s development activity of approximately $19,200, a portion of which the Company expects will be offset by development credits of approximately $9,600 . In addition, as of December 31, 2015, the Company had an obligation under a letter of credit in the amount of approximately $2,200 related to that parcel of land. The Company capitalizes interest costs to land under development during the active development of finished lots (see Note 6 for further discussion of capitalized interest). None of the raw parcels had any indicators of impairment as of December 31, 2015. In February 2016, the Company acquired a raw parcel of land at a cost of approximately $150,000 which is expected to produce approximately 1,000 lots, of which approximately 160 lots are under contract with unrelated parties. Based on current market conditions, NVR may, on a limited basis, directly acquire additional raw parcels to develop into finished lots.

As of December 31, 2014, NVR directly owned four separate raw parcels of land with a carrying value of $33,689 and expected to produce approximately 480 finished lots.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

6.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred during the period in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2015, 2014 and 2013 was as follows:

	December 31,
	2015	2014	2013
Interest capitalized, beginning of year	$4,072	$3,294	$893
Interest incurred	25,155	24,994	25,048
Interest charged to interest expense	(23,559)	(23,140)	(22,385)
Interest charged to cost of sales	(1,234)	(1,076)	(262)
Interest capitalized, end of year	$4,434	$4,072	$3,294

7.	Related Party Transactions

During the year ended December 31, 2015, NVR entered into fixed price purchase agreements to purchase finished building lots for a total purchase price of approximately $68,000 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, William Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2015, 2014 and 2013, NVR purchased developed lots at market prices from Elm Street for approximately $41,200, $50,100 and $38,400, respectively. The Company also continues to control a parcel of raw land expected to yield approximately 2,400 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any capital contributions to that joint venture in 2015 or 2014. Further, during 2015, 2014 and 2013, the Company paid Elm Street $143 per year to manage the development of a property that the Company purchased from Elm Street in 2010.

8.	Property, Plant and Equipment, net

	December 31,
	2015	2014
Homebuilding:
Office facilities and other	$31,696	$29,326
Model home furniture and fixtures	33,041	28,945
Production facilities	51,636	47,796
	116,373	106,067
Less: accumulated depreciation	(71,722)	(59,825)
	$44,651	$46,242
Mortgage Banking:
Office facilities and other	$10,629	$10,508
Less: accumulated depreciation	(5,316)	(4,319)
	$5,313	$6,189

9.	Debt

Senior Notes

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

Master Repurchase Agreement

On July 29, 2015, NVRM renewed and amended its revolving mortgage repurchase agreement with U.S. Bank National Association (the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $25,000, subject to certain sub limits. The Repurchase Agreement expires on July 27, 2016.

Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.70%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. As of December 31, 2015 and 2014, there was no debt outstanding under the Repurchase Agreement. There were no borrowing base limitations at December 31, 2015.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2015.

On January 18, 2016, NVRM entered into the Seventh Amendment (the “Amendment”) to its Repurchase Agreement. The Amendment increased borrowing capacity to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. The Amendment did not materially change any other terms and conditions of the Repurchase Agreement.

10.	Common Stock

There were approximately 3,891 and 4,049 common shares outstanding at December 31, 2015 and 2014, respectively. As of December 31, 2015, NVR had reacquired a total of approximately 24,100 shares of NVR common stock at an aggregate cost of approximately $6,307,000 since December 31, 1993.

The Company made the following share repurchases during the years indicated:

	Year Ended December 31,
	2015	2014	2013
Aggregate purchase price	$431,367	$567,544	$554,491
Number of shares repurchased	290	508	581

Since 1999, the Company has issued shares from the treasury for all stock option exercises. There have been approximately 7,418 shares reissued from the treasury in satisfaction of stock option exercises, vesting of restricted share units and other employee benefit obligations. The Company issued 131, 123 and 102 such shares during 2015, 2014 and 2013, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

11.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$180,895	$148,221	$137,675
State	36,142	28,881	30,352
Deferred:
Federal	2,681	(4,451)	(13,402)
State	567	(735)	(2,406)
	$220,285	$171,916	$152,219

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31,
	2015	2014	2013
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$23,311	$9,437	$20,636

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2015	2014
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$77,781	$84,817
Deferred compensation	7,280	7,500
Equity-based compensation expense	45,361	46,257
Inventory	12,722	11,153
Unrecognized tax benefit	24,740	24,485
Other	9,391	5,847
Total deferred tax assets	177,275	180,059
Less: deferred tax liabilities	6,489	7,371
Net deferred tax position	$170,786	$172,688

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $472,728 for the year ended December 31, 2015, and was $391,781 for the year ended December 31, 2014.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Income taxes computed at the federal statutory rate	$211,124	$158,741	$146,544
State income taxes, net of federal income tax benefit	23,919	18,800	18,210
Other, net	(14,758)	(5,625)	(12,535)
	$220,285	$171,916	$152,219

The Company’s effective tax rate in 2015, 2014 and 2013 was 36.52%, 37.90% and 36.36%, respectively. During 2014, the Company recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$46,004	$43,796
Additions based on tax positions related to the current year	3,897	6,008
Reductions for tax positions of prior years	(3,310)	(3,800)
Settlements	—	—
Balance at end of year	$46,591	$46,004

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $30,284 as of December 31, 2015.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2015, the Company recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $125. For the year ended December 31, 2014, the Company had a net reversal to accrued interest on unrecognized tax benefits in the amount of $184. For the year ended December 31, 2013, the Company recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $625. As of December 31, 2015 and 2014, the Company had a total of $21,221 and $21,096, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2015 will be reduced by approximately $10,210 due to statute expiration and effectively settled positions in various state jurisdictions.

12.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years. The vesting for certain Options is contingent solely on continued employment or service as a Director, while vesting for other Options is contingent upon both continued

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

employment or service as a Director and the achievement of a performance metric as discussed further in the summary description of the NVR, Inc. 2014 Equity Incentive Plan below. RSUs generally vest in separate tranches over periods of 2 to 4 years, based solely on continued employment or continued service as a Director.

The following table provides a summary of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2015:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
1998 Management Long-Term Stock Option Plan	1,000	6	—
1998 Directors' Long-Term Stock Option Plan	150	8	—
2000 Broadly-Based Stock Option Plan	2,000	126	—
2010 Equity Incentive Plan (1)	700	359	39
NVR, Inc. 2014 Equity Incentive Plan (2)	950	648	302

(1)

During 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Board members.  Of the 700 aggregate shares available to issue, up to 240 may be granted in the form of RSUs.  There were 308 Options and 51 RSUs outstanding as of December 31, 2015. Of the 39 shares available to be issued under the 2010 Plan, 36 may be granted as RSUs.

(2)

During 2014, the Company’s shareholders approved the NVR, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue Options to key management employees, including executive officers and Board members. Option grants under the 2014 Plan are generally divided such that vesting for 50% of the Option grant is solely contingent upon continued employment or continued service as a Director, while vesting for the remaining 50% of the Option grant is contingent upon both continued employment or service as a Director and the achievement of a performance metric.  The performance metric is based on the Company’s return on capital performance during a specified three year period based on the date of Option grant, with the initial performance period being 2014 through 2016.  Options granted under the 2014 Plan generally vest annually over four years in 25% increments beginning on December 31, 2016.

During 2015, the Company issued 38 Options under the 2014 Plan. Substantially all of the Options granted in 2015 will vest annually over four years in 25% increments beginning on December 31, 2017. Vesting for 24 of the Options granted is contingent both upon continued employment or continued service as a director and the Company’s return on capital performance.  Vesting for the other 14 Options granted under the 2014 Plan is contingent solely upon continued employment or continued service as a director.

The Company also issued 10 Options under the 2010 Plan during 2015.  All of the 2010 Plan Options granted during 2015 will vest annually over four years in 25% increments beginning on December 31, 2017. The vesting for the Options granted under the 2010 Plan is based solely on continued employment.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2015:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2014	1,201	$947.39
Granted	48	1,417.22
Exercised	(129)	663.96
Forfeited	(24)	1,060.29
Outstanding at December 31, 2015	1,096	$998.88	7.4	$705,684
Exercisable at December 31, 2015	272	$721.35	4.8	$250,617

RSUs
Outstanding at December 31, 2014	55
Granted	—
Vested	(2)
Forfeited	(2)
Outstanding at December 31, 2015	51			$83,340
Vested, but not issued at December 31, 2015	33			$53,710

To estimate the grant-date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a risk-free interest rate; the estimated option term; and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury STRIPS which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate. The fair value of the Options granted during 2015, 2014 and 2013 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2015	2014	2013
Estimated option life	5.17 years	5.16 years	5.20 years
Risk free interest rate (range)	1.04%-2.07%	1.06%-2.49%	0.42%-2.10%
Expected volatility (range)	17.00%-26.79%	18.26%-30.57%	17.98%-32.72%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$296.50	$267.66	$268.13

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. There were no RSUs granted during 2015.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2015, 2014 and 2013, the Company recognized $54,091, $63,227, and $34,296 in equity-based compensation costs, respectively, and approximately $19,700, $22,900, and $12,100 in tax benefit related to equity-based compensation costs, respectively. In 2013, the Company reversed approximately $7,900 in equity-based compensation expense previously recorded to adjust stock option forfeiture rates based on actual forfeiture experience. The reversal was made to the accounts originally charged as follows; approximately $7,100 and $300 from homebuilding general and administrative and cost of sales expense, respectively, and approximately $500 from NVRM general and administrative expense.

As of December 31, 2015, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $152,000, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2021. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.4 years.

The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock to Option holders. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2015, 2014 and 2013, the Company issued 131, 123 and 102 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2015	2014	2013
Aggregate exercise proceeds (1)	$85,948	$76,153	$14,834
Aggregate intrinsic value on exercise dates	$99,288	$62,136	$84,908

(1)	Aggregate exercise proceeds include the Option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2015, 2014 and 2013 was $17,900, $16,980 and $12,012, respectively. The ESOP purchased approximately 11 and 14 shares of NVR common stock in the open market for the 2015 and 2014 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2015, all shares held by the ESOP had been allocated to participants’ accounts. The 2015 plan year contribution was funded and fully allocated to participants in February 2016.

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

The rabbi trust account held 109 shares of NVR common stock as of both December 31, 2015 and 2014. There were no shares of NVR common stock contributed to the rabbi trust in 2015 or 2014. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2015, 2014 and 2013.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

13.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2015 are as follows:

Year Ending December 31,
2016	$24,032
2017	17,926
2018	13,945
2019	12,791
2020	8,291
Thereafter	22,414
99,399
Sublease income	(48)
$99,351

Total rent expense incurred under operating leases was $48,056, $45,508 and $39,608 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under fixed price purchase agreements. The purchase agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the purchase agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2015, assuming that contractual development milestones are met and the Company exercises its option, the Company expects to place additional forfeitable deposits with land developers under existing lot option contracts of approximately $94,200. The Company also has one specific performance contract pursuant to which the Company is committed to purchase 10 finished lots at an aggregate purchase price of approximately $1,505. Additionally, as of December 31, 2015, we had funding commitments totaling approximately $19,200 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $9,600.

During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $58,300 of contingent obligations under such agreements, including approximately $11,900 for letters of credit issued under an uncommitted, collateralized letter of credit facility as of December 31, 2015. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2015	2014	2013
Warranty reserve, beginning of year	$94,060	$101,507	$62,742
Provision	47,003	51,668	82,860
Payments	(53,656)	(59,115)	(44,095)
Warranty reserve, end of year	$87,407	$94,060	$101,507

The warranty reserve provision for 2013 included two warranty accrual charges totaling approximately $31,600. The first charge of approximately $15,600 related to remediation of primarily water infiltration issues in a single completed community. The second charge of approximately $16,000 was recorded to increase the warranty accrual for a non-recurring service issue.

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, the Company recorded a liability and corresponding expense associated with an estimated civil penalty amount on the accompanying consolidated financial statements in 2015.

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

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of December 31, 2015 was $606,000. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $599,260 at December 31, 2015. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVRM, enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2015, there were contractual commitments to extend credit to borrowers aggregating $462,329 and open forward delivery contracts aggregating $737,052, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 120 basis points of the loan amount as of December 31, 2015, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes an approximate 12% fallout rate when measuring the fair value

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $319,553 included on the accompanying consolidated balance sheet has been increased by $341 from the aggregate principal balance of $319,212.

The undesignated derivative instruments are included on the accompanying consolidated balance sheet, as of December 31, 2015, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$5,549
Gross liabilities	2,362
Net rate lock commitments	$3,187	NVRM - Other assets
Forward sales contracts:
Gross assets	$3,994
Gross liabilities	190
Net forward sales contracts	$3,804	NVRM - Other assets

The fair value measurement as of December 31, 2015 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$462,329	$(1,108)	$(774)	$5,069	$—	$3,187
Forward sales contracts	$737,052	—	—	—	3,804	3,804
Mortgages held for sale	$319,212	(954)	(2,353)	3,648	—	341
Total fair value measurement		$(2,062)	$(3,127)	$8,717	$3,804	$7,332

For the years ended December 31, 2015, 2014 and 2013, NVRM recorded a fair value adjustment to income of $3,508, $3,305 and $3,021, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.	Mortgage Loan Loss Allowance

During the years ended December 31, 2015, 2014 and 2013, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,700, $2,400 and $2,300, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $12,300 and $10,000 at December 31, 2015 and 2014, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

16.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,528,084	$1,374,467	$1,221,111	$941,538
Gross profit – homebuilding operations	$289,496	$262,795	$234,257	$159,870
Mortgage banking fees	$27,191	$27,884	$22,522	$16,211
Net income	$134,004	$116,470	$93,395	$39,058
Diluted earnings per share	$31.92	$27.11	$21.91	$9.22
Contracts for sale, net of cancellations (units)	3,100	3,258	3,796	3,926
Settlements (units)	4,010	3,607	3,175	2,534
Backlog, end of period (units)	6,229	7,139	7,488	6,867
Loans closed	$1,042,440	$951,872	$859,403	$638,627

	Year Ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,306,632	$1,185,160	$1,084,080	$799,187
Gross profit – homebuilding operations	$236,031	$225,105	$201,302	$144,035
Mortgage banking fees	$21,406	$18,006	$17,974	$12,123
Net income	$99,451	$90,152	$68,178	$23,849
Diluted earnings per share	$23.24	$20.70	$15.17	$5.16
Contracts for sale, net of cancellations (units)	2,713	2,936	3,415	3,325
Settlements (units)	3,469	3,236	2,943	2,211
Backlog, end of period (units)	5,475	6,231	6,531	6,059
Loans closed	$881,930	$803,125	$675,625	$472,933