Form 10-Q
period 2016-03-31
NVR INC
filed 2016-04-29
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016 there were 3,896,889 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Homebuilding:
Cash and cash equivalents	$302,945	$397,522
Receivables	13,829	11,482
Inventory:
Lots and housing units, covered under sales agreements with customers	915,352	785,982
Unsold lots and housing units	168,945	147,832
Land under development	163,826	60,611
Building materials and other	13,012	12,101
	1,261,135	1,006,526

Assets related to consolidated variable interest entity	1,731	1,749
Contract land deposits, net	346,951	343,295
Property, plant and equipment, net	44,933	44,651
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	3,636	3,982
Other assets	289,800	281,381
	2,306,540	2,132,168

Mortgage Banking:
Cash and cash equivalents	15,042	26,804
Mortgage loans held for sale, net	189,191	319,553
Property and equipment, net	5,093	5,313
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	18,438	20,533
	235,111	379,550
Total assets	$2,541,651	$2,511,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$232,221	$227,437
Accrued expenses and other liabilities	298,045	304,922
Liabilities related to consolidated variable interest entity	1,230	1,091
Customer deposits	126,552	110,965
Senior notes	595,999	595,847
	1,254,047	1,240,262
Mortgage Banking:
Accounts payable and other liabilities	31,141	32,291
	31,141	32,291
Total liabilities	1,285,188	1,272,553

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2016 and December 31, 2015	206	206
Additional paid-in capital	1,467,000	1,447,795
Deferred compensation trust – 108,621 and 108,614 shares of NVR, Inc. common stock as of March 31, 2016 and December 31, 2015	(17,343)	(17,333)
Deferred compensation liability	17,343	17,333
Retained earnings	5,335,417	5,270,114
Less treasury stock at cost – 16,660,526 and 16,664,342 shares as of March 31, 2016 and December 31, 2015, respectively	(5,546,160)	(5,478,950)
Total shareholders' equity	1,256,463	1,239,165
Total liabilities and shareholders' equity	$2,541,651	$2,511,718

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Homebuilding:
Revenues	$1,121,504	$941,538
Other income	767	725
Cost of sales	(925,760)	(781,668)
Selling, general and administrative	(98,015)	(98,229)
Operating income	98,496	62,366
Interest expense	(4,842)	(5,782)
Homebuilding income	93,654	56,584

Mortgage Banking:
Mortgage banking fees	22,522	16,211
Interest income	1,674	1,078
Other income	258	105
General and administrative	(14,550)	(11,479)
Interest expense	(246)	(136)
Mortgage banking income	9,658	5,779

Income before taxes	103,312	62,363
Income tax expense	(38,009)	(23,305)

Net income	$65,303	$39,058

Basic earnings per share	$16.81	$9.63

Diluted earnings per share	$15.79	$9.22

Basic weighted average shares outstanding	3,884	4,057

Diluted weighted average shares outstanding	4,135	4,235

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$65,303	$39,058
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,447	5,281
Excess income tax benefit from equity-based compensation	(6,284)	(7,998)
Equity-based compensation expense	10,549	13,399
Contract land deposit (recoveries) impairments, net	(1,303)	33
Gain on sale of loans, net	(17,022)	(11,238)
Mortgage loans closed	(688,361)	(545,325)
Mortgage loans sold and principal payments on mortgage loans held for sale	839,297	606,932
Distribution of earnings from unconsolidated joint ventures	3,521	5,846
Net change in assets and liabilities:
Increase in inventory	(254,639)	(84,212)
Increase in contract land deposits	(2,353)	(478)
(Increase) decrease in receivables	(4,022)	223
Decrease in accounts payable and accrued expenses	(1,382)	(31,982)
Increase in customer deposits	15,587	19,210
Other, net	(10,615)	(10,352)
Net cash used in operating activities	(46,277)	(1,603)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(138)	(863)
Distribution of capital from unconsolidated joint ventures	4,017	6,154
Purchase of property, plant and equipment	(5,431)	(4,893)
Proceeds from the sale of property, plant and equipment	199	138
Net cash (used in) provided by investing activities	(1,353)	536

Cash flows from financing activities:
Purchase of treasury stock	(87,101)	(63,099)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	—	(64)
Distributions to partner in consolidated variable interest entity	(150)	(300)
Excess income tax benefit from equity-based compensation	6,284	7,998
Proceeds from the exercise of stock options	22,263	43,626
Net cash used in financing activities	(58,704)	(11,839)

Net decrease in cash and cash equivalents	(106,334)	(12,906)
Cash and cash equivalents, beginning of the period	425,316	545,419

Cash and cash equivalents, end of the period	$318,982	$532,513

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$10,837	$12,039
Income taxes paid during the period, net of refunds	$16,516	$14,458

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

In 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.  The adoption of this standard resulted in the reclassification of the unamortized debt issuance costs related to the Company’s 3.95% Senior Notes due 2022 (the “Senior Notes”) from the homebuilding “Other assets” line item to the homebuilding “Senior notes” line item in the accompanying condensed consolidated balance sheets.  See Note 12 for further discussion of the Company’s Senior Notes and the related unamortized debt issuance costs.

For the three months ended March 31, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

2.	Variable Interest Entities

Fixed Price Finished Lot Purchase Agreements (“Lot Purchase Agreements”)

NVR generally does not engage in the land development business.  Instead, the Company typically acquires finished building lots at market prices from various development entities under Lot Purchase Agreements.  The Lot Purchase Agreements require deposits that may be forfeited if NVR fails to perform under the Lot Purchase Agreements.  The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.

NVR believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  NVR may, at its option, choose for any reason and at any time not to perform under these Lot Purchase Agreements by delivering notice of its intent not to acquire the finished lots under contract.  NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the Lot Purchase Agreements.  In other words, if NVR does not perform under a Lot Purchase Agreement, NVR loses only its deposit.  None of the creditors of any of the development entities with which NVR enters Lot Purchase Agreements have recourse to the general credit of NVR.  NVR generally does not have any specific performance obligations to purchase a certain number or any of the lots, nor does NVR guarantee completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.

NVR is not involved in the design or creation of any of the development entities from which the Company purchases lots under Lot Purchase Agreements.  The developer’s equity holders have the power to direct 100% of the operating activities of the development entity.  NVR has no voting rights in any of the development entities.  The sole purpose of

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

the development entity’s activities is to generate positive cash flow returns for the equity holders.  Further, NVR does not share in any of the profit or loss generated by the project’s development.  The profits and losses are passed directly to the developer’s equity holders.

The deposit placed by NVR pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be variable interest entities (“VIE”).  Therefore, the development entities with which NVR enters into Lot Purchase Agreements, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by NVR.  An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE.  An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

The development entities with which NVR contracts to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR.  The Company possesses no more than limited protective legal rights through the Lot Purchase Agreement in the specific finished lots that it is purchasing, and NVR possesses no participative rights in the development entities.  Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance.  For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which the Company enters into Lot Purchase Agreements, and therefore, NVR does not consolidate any of these VIEs.

As of March 31, 2016, NVR controlled approximately 69,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,500 and $3,500, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 9,300 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits and letters of credit totaling approximately $7,400 and $350, respectively, as of March 31, 2016, of which approximately $3,800 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Contract land deposits	$387,861	$385,534
Loss reserve on contract land deposits	(40,910)	(42,239)
Contract land deposits, net	346,951	343,295
Contingent obligations in the form of letters of credit	3,889	3,302
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$352,345	$348,102

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

(1)	As of both March 31, 2016 and December 31, 2015, the Company was committed to purchase 10 finished lots under specific performance obligations.

3.	Joint Ventures

On a limited basis, NVR obtains finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, or has committed to invest, in addition to any deposits placed under Lot Purchase Agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into Lot Purchase Agreements to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At March 31, 2016, the Company had an aggregate investment totaling approximately $55,700 in six JVs that are expected to produce approximately 7,900 finished lots, of which approximately 4,600 lots were under contract with the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $6,700 in the aggregate to three of the JVs at March 31, 2016. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $55,200 and $59,800 at March 31, 2016 and December 31, 2015, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of March 31, 2016 and December 31, 2015 of the consolidated JV were as follows:

	March 31, 2016	December 31, 2015
Assets:
Cash	$995	$990
Other assets	326	379
Land under development	410	380
Total assets	$1,731	$1,749

Liabilities and equity:
Accrued expenses	$858	$567
Equity	873	1,182
Total liabilities and equity	$1,731	$1,749

The Company recognizes income from the JVs as a reduction to the lot cost of the lots purchased from the respective JVs when the homes are settled and is based on the expected total profitability and the total number of lots expected to be produced by the respective JVs. Distributions received from the unconsolidated JVs are allocated between return of capital and distributions of earnings based on the ratio of capital contributed by NVR to the total expected returns for the respective JVs, and are classified within the accompanying condensed consolidated statements of cash flows as cash flows from investing activities and operating activities, respectively.

4.	Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

During February 2016, the Company purchased a land parcel which included both land under development and finished lots for approximately $150,000. The parcel is expected to produce approximately 1,000 lots, of which approximately 160 lots were under contract with unrelated parties at the date of purchase. As of March 31, 2016, the carrying values of the land under development, unsold finished lot inventory and sold finished lot inventory related to this purchase were approximately $108,000, $26,000 and $13,000, respectively. During the first quarter, the Company sold 34 lots under contract with unrelated parties for approximately $10,500.

As of March 31, 2016, NVR directly owned a total of five separate raw parcels of land with a carrying value of $163,826 that are expected to produce approximately 1,700 finished lots, of which approximately 130 lots were under contract with unrelated parties. The Company also has additional funding commitments of approximately $17,500 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $9,300.

None of the raw parcels had any indicators of impairment as of March 31, 2016. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Interest capitalized, beginning of period	$4,434	$4,072
Interest incurred	6,388	6,263
Interest charged to interest expense	(5,088)	(5,918)
Interest charged to cost of sales	(376)	(146)
Interest capitalized, end of period	$5,358	$4,271

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted average number of shares outstanding used to calculate basic EPS	3,884	4,057
Dilutive securities:
Stock options and restricted share units	251	178
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,135	4,235

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three months ended March 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Anti-dilutive securities	46	28

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

As of March 31, 2016, goodwill and net finite-lived intangible assets totaled $441 and $3,195, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of three years.  Accumulated amortization as of March 31, 2016 was $5,583.  Amortization expense related to the finite-lived intangible assets was $346 for both the three months ended March 31, 2016 and 2015.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2016 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2015	$206	$1,447,795	$5,270,114	$(5,478,950)	$(17,333)	$17,333	$1,239,165

Net income	—	—	65,303	—	—	—	65,303
Deferred compensation activity	—	—	—	—	(10)	10	—
Purchase of common stock for treasury	—	—	—	(87,101)	—	—	(87,101)
Equity-based compensation	—	10,549	—	—	—	—	10,549
Excess tax benefit from equity benefit plan activity	—	6,284	—	—	—	—	6,284
Proceeds from stock options exercised	—	22,263	—	—	—	—	22,263
Treasury stock issued upon option exercise and restricted share vesting	—	(19,891)	—	19,891	—	—	—
Balance, March 31, 2016	$206	$1,467,000	$5,335,417	$(5,546,160)	$(17,343)	$17,343	$1,256,463

The Company repurchased 56 shares of its common stock during the three months ended March 31, 2016. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 60 shares were issued from the treasury account during the three months ended March 31, 2016 in settlement of option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Warranty reserve, beginning of period	$87,407	$94,060
Provision	8,842	9,081
Payments	(9,557)	(13,398)
Warranty reserve, end of period	$86,692	$89,743

10.	Segment Disclosures

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

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  NVR’s overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to the Company’s operating segments.  Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments.  External corporate interest expense primarily consists of interest charges on the Company’s Senior

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

Notes and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2016	2015
Revenues:
Homebuilding Mid Atlantic	$633,571	$556,120
Homebuilding North East	97,153	82,993
Homebuilding Mid East	244,277	185,429
Homebuilding South East	146,503	116,996
Mortgage Banking	22,522	16,211
Total consolidated revenues	$1,144,026	$957,749

	Three Months Ended March 31,
	2016	2015
Profit before taxes:
Homebuilding Mid Atlantic	$46,609	$44,566
Homebuilding North East	4,065	5,983
Homebuilding Mid East	22,733	7,063
Homebuilding South East	12,786	8,815
Mortgage Banking	10,375	6,625
Total segment profit before taxes	96,568	73,052
Reconciling items:
Contract land deposit reserve adjustment (1)	1,329	903
Equity-based compensation expense	(10,549)	(13,399)
Corporate capital allocation (2)	44,315	36,945
Unallocated corporate overhead	(29,509)	(29,984)
Consolidation adjustments and other	5,985	649
Corporate interest expense	(4,827)	(5,803)
Reconciling items sub-total	6,744	(10,689)
Consolidated profit before taxes	$103,312	$62,363

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	March 31, 2016	December 31, 2015
Assets:
Homebuilding Mid Atlantic	$1,204,871	$994,804
Homebuilding North East	136,718	133,106
Homebuilding Mid East	250,580	220,094
Homebuilding South East	189,437	175,572
Mortgage Banking	227,764	372,203
Total segment assets	2,009,370	1,895,779
Reconciling items:
Consolidated variable interest entity	1,731	1,749
Cash and cash equivalents	302,945	397,522
Deferred taxes	164,932	161,805
Intangible assets and goodwill	52,563	52,909
Contract land deposit reserve	(40,910)	(42,239)
Consolidation adjustments and other	51,020	44,193
Reconciling items sub-total	532,281	615,939
Consolidated assets	$2,541,651	$2,511,718

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$27,186	$23,411
Homebuilding North East	4,953	3,310
Homebuilding Mid East	6,699	5,935
Homebuilding South East	5,477	4,289
Total	$44,315	$36,945

11.	Fair Value

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of March 31, 2016 was $615,000.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $595,999 at March 31, 2016.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2016, there were contractual commitments to extend credit to borrowers aggregating $409,435 and open forward delivery contracts aggregating $525,038, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 107 basis points of the loan amount as of March 31, 2016, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 13% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $189,191 included on the accompanying condensed consolidated balance sheet has been increased by $3,236 from the aggregate principal balance of $185,955.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of March 31, 2016, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$6,081
Gross liabilities	657
Net rate lock commitments	$5,424	NVRM - Other assets
Forward sales contracts:
Gross assets	$44
Gross liabilities	2,028
Net forward sales contracts	$1,984	NVRM - Accounts payable and other liabilities

The fair value measurement as of March 31, 2016 was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$409,435	$(230)	$1,975	$3,679	$—	$5,424
Forward sales contracts	$525,038	—	—	—	(1,984)	(1,984)
Mortgages held for sale	$185,955	377	749	2,110	—	3,236
Total fair value measurement		$147	$2,724	$5,789	$(1,984)	$6,676

For the three months ended March 31, 2016 and 2015, NVRM recorded a fair value adjustment to expense of $657 and $422, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

12.	Debt

As of March 31, 2016, the Company had Senior Notes outstanding with a principal balance of $600,000.  The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. Additionally, following the Company’s adoption of ASU 2015-03 as of January 1, 2016, as further discussed in Note 1, the Senior Notes have been reflected net of unamortized debt issuance costs of $3,285 and $3,413 as of March 31, 2016 and December 31, 2015, respectively.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement expires on July 27, 2016. At March 31, 2016, the maximum borrowings available under the Repurchase Agreement were limited to approximately $145,000 based on the value of mortgage loans held for sale by NVRM.  There was no debt outstanding under the Repurchase Agreement at March 31, 2016.

13.	Commitments and Contingencies

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, the Company has recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both March 31, 2016 and December 31, 2015.

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

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis.  The standard changes the manner in which reporting entities evaluate consolidation requirements of certain legal entities.  The standard became effective for the Company on January 1, 2016.  The adoption of this standard did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term.  Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard is effective for the Company for annual and interim periods beginning after December 15, 2018.  The Company believes that the adoption of this standard will have a material effect on both assets and liabilities presented on the balance sheet, and is further evaluating the impact of its adoption.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The standard simplifies several aspects of share-based payment accounting, including the recognition of income tax effects, statutory tax withholding requirements and accounting for forfeitures.  The standard is effective for the Company for the first annual period beginning after December 15, 2016, and early adoption is permitted.  The Company believes that the standard will likely have a material effect on net income and earnings per share presented on its consolidated financial statements, and is further evaluating the impact of its adoption.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.  NVR undertakes no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development.  We generally do not engage in land development (see discussion below of our land development activities).  Instead, we typically acquire finished lots at market prices from various third party land developers pursuant to fixed price finished lot purchase agreements (“Lot Purchase Agreements”).  These Lot Purchase Agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the Lot Purchase Agreement.  This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

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

In certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development.  Once we acquire control of any raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf.  While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so.  We expect, however, to continue to acquire substantially all our finished lot inventory using Lot Purchase Agreements with forfeitable deposits.

As of March 31, 2016, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 69,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,500 and $3,500, respectively. Included in the number of controlled lots are approximately 6,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $40,900 as of March 31, 2016.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $55,700 in six JVs, expected to produce approximately 7,900 lots. Of the lots controlled, approximately 4,600 lots were under control with us and approximately 3,300 lots were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned five separate raw parcels of land, zoned for their intended use, with a current cost basis, including development costs, of approximately $163,800 that we intend to develop into approximately 1,700 finished lots.  Of the lots owned, approximately 130 lots are under contract with unrelated parties as of March 31, 2016.  We had additional funding commitments of approximately $17,500 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $9,300.  One of our five land parcels under development was purchased during February 2016 for approximately $150,000. The parcel included both land under development and finished lots and is expected to produce approximately 1,000 lots, of which approximately 160 lots were under contract with unrelated parties at the date of purchase. As of March 31, 2016, the carrying value of the land under development and finished lot inventory related to this purchase was approximately $108,000 and $39,000, respectively.

See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 9,300 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits and letters of credit totaling approximately $7,400 and $350, respectively, as of March 31, 2016, of which approximately $3,800 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The first quarter of 2016 continued the trend experienced in 2015 of steady new home demand.  However, new home prices continued to be constrained by an increased number of new home communities in many markets.  The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the first quarter of 2016 totaled $1,144,026, a 19% increase from the first quarter of 2015.  Our net income and diluted earnings per share in the current quarter were $65,303 and $15.79, respectively, increases of 67% and 71%, respectively, compared to the first quarter of 2015.  Our homebuilding gross profit margin percentage increased to 17.5% in the first quarter of 2016 from 17.0% in the same period in 2015. New orders, net of cancellations (“New Orders”) increased 5% in the first quarter of 2016 compared to the first quarter of 2015, while the average sales price for New Orders in the first quarter of 2016 of $375.7 was relatively flat compared to the first quarter of 2015.

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

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2016	2015
Financial Data:
Revenues	$1,121,504	$941,538
Cost of sales	$925,760	$781,668
Gross profit margin percentage	17.5%	17.0%
Selling, general and administrative expenses	$98,015	$98,229
Operating Data:
Settlements (units)	3,006	2,534
Average settlement price	$369.5	$371.0
New orders (units)	4,137	3,926
Average new order price	$375.7	$375.4
Backlog (units)	7,360	6,867
Average backlog price	$382.9	$384.3
New order cancellation rate	15.3%	12.0%

Consolidated Homebuilding - Three Months Ended March 31, 2016 and 2015

Homebuilding revenues increased 19% for the first quarter of 2016 from the same period in 2015, as a result of a 19% increase in the number of units settled quarter over quarter.  The increase in the number of units settled is primarily attributable to a 14% higher backlog unit balance entering the first quarter of 2016 compared to backlog entering the first quarter of 2015, coupled with a higher backlog turnover rate in the first quarter of 2016.

Gross profit margin percentage in the first quarter of 2016 increased 47 basis points to 17.5% compared to the first quarter of 2015, due to the increased settlement activity which lead to improved cost leveraging quarter over quarter.

The number of New Orders increased 5% while the average sales price of New Orders was flat in the first quarter of 2016 when compared to the first quarter of 2015.  New Orders increased in each of our market segments due to more favorable market conditions in the first quarter of 2016 compared to the same period in 2015 coupled with a 1% increase in the average number of active communities quarter over quarter.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2016 were flat compared to the same period in 2015 and as a percentage of revenue decreased to 8.7% in the first quarter of 2016 from 10.4% in the first quarter of 2015.  SG&A expenses were flat as increased personnel costs of approximately $2,500 were offset by a reduction in stock-based compensation expense of approximately $2,700, quarter over quarter, due primarily to restricted shares issued in May 2013 becoming fully vested in 2015.

Backlog units and dollars were 7,360 units and $2,818,394, respectively, as of March 31, 2016 compared to 6,867 units and $2,639,047, respectively, as of March 31, 2015.  The 7% increase in backlog units was primarily attributable to a 14% higher backlog unit balance entering the first quarter of 2016 compared to backlog entering the first quarter of 2015, and the aforementioned 5% increase in New Orders, offset partially by a higher backlog turnover rate quarter over quarter. Backlog dollars were favorably impacted by the increase in backlog units.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15.3% and 12.0% in the first three months of 2016 and 2015, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2016 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at March 31, 2016 and 2015 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $3,500 and $4,900 at March 31, 2016 and 2015, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2016 and 2015:

Selected Segment Financial Data:

	Three Months Ended March 31,
	2016	2015
Revenues:
Mid Atlantic	$633,571	$556,120
North East	97,153	82,993
Mid East	244,277	185,429
South East	146,503	116,996

	Three Months Ended March 31,
	2016	2015
Gross profit margin:
Mid Atlantic	$106,809	$99,553
North East	15,846	14,897
Mid East	44,653	28,297
South East	27,691	22,076

	Three Months Ended March 31,
	2016	2015
Segment profit:
Mid Atlantic	$46,609	$44,566
North East	4,065	5,983
Mid East	22,733	7,063
South East	12,786	8,815

	Three Months Ended March 31,
	2016	2015
Gross profit margin percentage:
Mid Atlantic	16.9%	17.9%
North East	16.3%	18.0%
Mid East	18.3%	15.3%
South East	18.9%	18.9%

Operating Activity:

	Three Months Ended March 31,
	2016		2015
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,455	$428.2	1,296	$428.0
North East	277	$350.7	239	$347.3
Mid East	761	$321.0	582	$318.6
South East	513	$285.5	417	$280.4
Total	3,006	$369.5	2,534	$371.0

	Three Months Ended March 31,
	2016		2015
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,029	$434.4	1,948	$439.3
North East	341	$365.7	337	$360.0
Mid East	1,057	$319.2	994	$316.6
South East	710	$297.1	647	$281.2
Total	4,137	$375.7	3,926	$375.4

	As of March 31,
	2016		2015
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,711	$437.5	3,598	$439.1
North East	604	$380.7	686	$355.0
Mid East	1,794	$328.9	1,562	$333.3
South East	1,251	$299.7	1,021	$288.8
Total	7,360	$382.9	6,867	$384.3

	Three Months Ended March 31,
	2016	2015
New order cancellation rate:
Mid Atlantic	15.8%	12.3%
North East	15.6%	14.5%
Mid East	14.3%	10.3%
South East	15.0%	12.7%

	Three Months Ended March 31,
	2016	2015
Average active communities:
Mid Atlantic	230	238
North East	39	39
Mid East	134	129
South East	75	68
Total	478	474

Homebuilding Inventory:

	March 31, 2016	December 31, 2015
Sold inventory:
Mid Atlantic	$562,332	$485,481
North East	80,556	72,481
Mid East	166,684	140,745
South East	102,277	90,794
Total (1)	$911,849	$789,501

	March 31, 2016	December 31, 2015
Unsold lots and housing units inventory:
Mid Atlantic (2)	$133,511	$105,720
North East	13,956	19,674
Mid East	9,524	9,857
South East	10,559	11,726
Total (1)	$167,550	$146,977

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

(2)

The increase is attributable to approximately $26,000 of unsold finished lot inventory acquired in the first quarter of 2016 as part of our purchase of a land parcel which also included land under development.  See Note 4 to the condensed consolidated financial statements included herein for additional discussion of the land purchase.

	Three Months Ended March 31,
	2016	2015
Sold and unsold inventory impairments:
Mid Atlantic	$52	$24
North East	—	1
Mid East	—	118
South East	—	—
Total	$52	$143

Lots Controlled and Land Deposits:

	March 31, 2016	December 31, 2015
Total lots controlled:
Mid Atlantic	36,000	35,200
North East	6,400	6,100
Mid East	18,000	18,500
South East	15,000	14,700
Total	75,400	74,500

	March 31, 2016	December 31, 2015
Lots included in impairment reserve:
Mid Atlantic	3,200	2,800
North East	500	500
Mid East	1,750	2,400
South East	550	400
Total	6,000	6,100

	March 31, 2016	December 31, 2015
Contract land deposits, net:
Mid Atlantic	$222,534	$223,147
North East	30,328	29,805
Mid East	41,542	39,996
South East	56,086	53,299
Total	$350,490	$346,247

	Three Months Ended March 31,
	2016	2015
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$(15)	$953
North East	—	9
Mid East	46	5
South East	(5)	-
Total	$26	$967

Mid Atlantic

Three Months Ended March 31, 2016 and 2015

The Mid Atlantic segment had an approximate $2,000, or 5%, increase in segment profit in the first quarter of 2016 compared to the first quarter of 2015.  The increase in segment profit was driven by an increase of approximately $77,500, or 14%, in revenues quarter over quarter due primarily to a 12% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by a 6% higher backlog unit balance entering 2016 compared to the backlog entering 2015, coupled with a higher backlog turnover rate quarter over quarter.  The Mid Atlantic segment’s gross profit margin percentage decreased to 16.9% in 2016 from 17.9% in 2015, due primarily to higher construction costs quarter over quarter and a relative shift in settlements in the first quarter of 2016 to markets with lower gross profit margins.

Segment New Orders increased 4% and the average sales price of New Orders decreased 1% in the first quarter of 2016 from the same period in 2015.  New Orders improved despite a 3% decrease in the average number of active communities quarter over quarter due to favorable market conditions in the first quarter of 2016 compared to the same period in 2015, which led to a higher absorption rate quarter over quarter.  The decrease in the average sales price of New Orders was impacted by a relative shift in New Orders to lower priced markets.

North East

Three Months Ended March 31, 2016 and 2015

The North East segment had an approximate $1,900, or 32%, decrease in segment profit in the first quarter of 2016 compared to the first quarter of 2015 despite an increase in segment revenues of approximately $14,200, or 17%, quarter over quarter. The increase in segment revenues was due primarily to a 16% increase in the number of units settled resulting from a higher backlog turnover rate quarter over quarter.  The North East segment’s gross profit margin percentage decreased to 16.3% in the first quarter of 2016 from 18.0% in the first quarter of 2015. Gross profit margin and segment profit were negatively impacted by higher construction costs in the first quarter of 2016 compared to the same period in 2015.

Segment New Orders were flat quarter over quarter. The average sales price of New Orders increased 2% in the first quarter of 2016 compared to the same period in 2015.

Mid East

Three Months Ended March 31, 2016 and 2015

The Mid East segment had an approximate $15,700 increase in segment profit in the first quarter of 2016 compared to the first quarter of 2015.  The increase in segment profit was driven by an increase of approximately $58,800, or 32%, in revenues quarter over quarter.  The increase in revenues was due primarily to a 31% increase in the number of units settled.  The increase in settlements was primarily attributable to a 30% higher backlog unit balance entering 2016 compared to backlog entering 2015.  The segment’s gross profit margin percentage increased to 18.3% in the first quarter of 2016 from 15.3% in the same period of 2015, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs in the current year first quarter.

Segment New Orders and the average selling price of New Orders increased 6% and 1%, respectively, in the first quarter of 2016 compared to the same period in 2015.  New Orders were favorably impacted by a 4% increase in the average number of active communities in the first quarter of 2016 compared to the first quarter of 2015.

South East

Three Months Ended March 31, 2016 and 2015

The South East segment had an approximate $4,000, or 45%, increase in segment profit in the first quarter of 2016 compared to the first quarter of 2015.  The increase in segment profit was primarily driven by an increase of approximately $29,500, or 25%, in revenues quarter over quarter due primarily to a 23% increase in the number of units settled.  The increase in settlements was attributable to a 33% higher backlog unit balance entering 2016 compared to backlog entering 2015, offset partially by a lower backlog turnover rate quarter over quarter.  The South East segment’s gross profit margin of 18.9% was flat quarter over quarter as the favorable gross margin impact of the increased settlement activity, which allowed us to better leverage certain operating costs in the current year first quarter, was offset by higher lot costs.

Segment New Orders and the average sales price of New Orders increased 10% and 6%, respectively, in the first quarter of 2016 compared to the same period in 2015.  New Orders were favorably impacted by a 10% increase in the average number of active communities in the first quarter of 2016 compared to the same period in 2015.  The average sales price of New Orders was favorably impacted by a relative market shift in New Orders to higher priced markets.

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

	Three Months Ended March 31,
	2016	2015
Homebuilding consolidated gross profit:
Mid Atlantic	$106,809	$99,553
North East	15,846	14,897
Mid East	44,653	28,297
South East	27,691	22,076
Consolidation adjustments and other	745	(4,953)
Homebuilding consolidated gross profit	$195,744	$159,870

	Three Months Ended March 31,
	2016	2015
Homebuilding consolidated profit before taxes:
Mid Atlantic	$46,609	$44,566
North East	4,065	5,983
Mid East	22,733	7,063
South East	12,786	8,815
Reconciling items:
Contract land deposit impairment reserve (1)	1,329	903
Equity-based compensation expense	(9,832)	(12,553)
Corporate capital allocation (2)	44,315	36,945
Unallocated corporate overhead	(29,509)	(29,984)
Consolidation adjustments and other	5,985	649
Corporate interest expense	(4,827)	(5,803)
Reconciling items sub-total	7,461	(9,843)
Homebuilding consolidated profit before taxes	$93,654	$56,584

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
Corporate capital allocation charge:
Mid Atlantic	$27,186	$23,411
North East	4,953	3,310
Mid East	6,699	5,935
South East	5,477	4,289
Total	$44,315	$36,945

Mortgage Banking Segment

Three Months Ended March 31, 2016 And 2015

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Loan closing volume:
Total principal	$753,840	$638,627

Loan volume mix:
Adjustable rate mortgages	8%	16%
Fixed-rate mortgages	92%	84%

Operating profit:
Segment profit	$10,375	$6,625
Equity-based compensation expense	(717)	(846)
Mortgage banking income before tax	$9,658	$5,779

Capture rate:	88%	87%

Mortgage banking fees:
Net gain on sale of loans	$17,022	$11,238
Title services	5,379	4,860
Servicing fees	121	113
	$22,522	$16,211

Loan closing volume for the three months ended March 31, 2016 increased by approximately $115,200, or 18%, from the same period for 2015.  The increase during the three months ended March 31, 2016 was primarily attributable to a 19% increase in the homebuilding segment’s number of settlements in 2016 when compared to 2015.

Segment profit for the three months ended March 31, 2016 increased by approximately $3,800, or 57%, from the same period in 2015. The increase was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $6,300 during the three months ended March 31, 2016, resulting from the aforementioned increase in loan closing volumes and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $3,200 during the three months ended March 31, 2016, resulting from an increase in personnel costs.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and capital raised in the public debt and equity markets.  Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement expires on July 27, 2016.  At March 31, 2016, the maximum borrowings available under the Repurchase Agreement were limited to approximately $145,000 based on the value of mortgage loans held for sale by

NVRM.  There was no debt outstanding under the Repurchase Agreement at March 31, 2016. We expect to renew the Repurchase Agreement with materially consistent terms and conditions prior to its expiration.

There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2016.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

For the three months ended March 31, 2016, cash and cash equivalents decreased by $106,334.  Cash used in operating activities was $46,277.  Cash provided by earnings for the three months ended March 31, 2016 was used to fund the increase in homebuilding inventory of $254,639.  The increase in homebuilding inventory was primarily attributable to the acquisition of a parcel of land which included land under development and finished lots for approximately $150,000, as well as to an increase in units under construction at March 31, 2016 compared to December 31, 2015.  Cash was provided by net proceeds of $150,936 from mortgage loan activity.

Net cash used in investing activities for the three months ended March 31, 2016 of $1,353 included cash used for purchases of property, plant and equipment of $5,431, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $4,017.

Net cash used in financing activities was $58,704 for the three months ended March 31, 2016.  Cash was used to repurchase 56,388 shares of our common stock at an aggregate purchase price of $87,101 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $22,263 in proceeds, and we realized $6,284 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2016.

Recent Accounting Pronouncements

See Note 14 to the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2016. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, we have recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both March 31, 2016 and December 31, 2015.

We are also involved in various other litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands, except per share data)

We had two share repurchase authorizations outstanding during the quarter ended March 31, 2016. On February 18 and November 4, 2015, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates. We repurchased the following shares of our common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2016 (1)	56,388	$1,544.68	56,388	$252,112
February 1 - 29, 2016	—	$—	—	$252,112
March 1 - 31, 2016	—	$—	—	$252,112
Total	56,388	$1,544.68	56,388

(1)

24,888 outstanding shares were repurchased under the February 18, 2015 share repurchase authorization, which fully utilized the authorization.  The remaining 31,500 outstanding shares were repurchased under the November 4, 2015 share repurchase authorization.

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

NVR, Inc.

Date: April 29, 2016	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document