Form 10-Q
period 2016-06-30
NVR INC
filed 2016-07-28
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016 there were 3,895,960 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Homebuilding:
Cash and cash equivalents	$353,176	$397,522
Receivables	17,464	11,482
Inventory:
Lots and housing units, covered under sales agreements with customers	1,046,334	785,982
Unsold lots and housing units	127,210	147,832
Land under development	58,751	60,611
Building materials and other	15,319	12,101
	1,247,614	1,006,526

Assets related to consolidated variable interest entity	1,311	1,749
Contract land deposits, net	375,071	343,295
Property, plant and equipment, net	46,067	44,651
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	3,291	3,982
Other assets	293,818	281,381
	2,379,392	2,132,168

Mortgage Banking:
Cash and cash equivalents	10,026	26,804
Mortgage loans held for sale, net	275,145	319,553
Property and equipment, net	5,079	5,313
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	21,435	20,533
	319,032	379,550
Total assets	$2,698,424	$2,511,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$272,768	$227,437
Accrued expenses and other liabilities	294,604	304,922
Liabilities related to consolidated variable interest entity	951	1,091
Customer deposits	141,746	110,965
Senior notes	596,151	595,847
	1,306,220	1,240,262
Mortgage Banking:
Accounts payable and other liabilities	34,603	32,291
	34,603	32,291
Total liabilities	1,340,823	1,272,553

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2016 and December 31, 2015	206	206
Additional paid-in capital	1,483,064	1,447,795
Deferred compensation trust – 108,628 and 108,614 shares of NVR, Inc. common stock as of June 30, 2016 and December 31, 2015	(17,355)	(17,333)
Deferred compensation liability	17,355	17,333
Retained earnings	5,427,093	5,270,114
Less treasury stock at cost – 16,657,701 and 16,664,342 shares as of June 30, 2016 and December 31, 2015, respectively	(5,552,762)	(5,478,950)
Total shareholders' equity	1,357,601	1,239,165
Total liabilities and shareholders' equity	$2,698,424	$2,511,718

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Homebuilding:
Revenues	$1,361,741	$1,221,111	$2,483,245	$2,162,649
Other income	753	1,122	1,520	1,847
Cost of sales	(1,126,369)	(986,854)	(2,052,129)	(1,768,522)
Selling, general and administrative	(100,043)	(92,314)	(198,058)	(190,543)
Operating income	136,082	143,065	234,578	205,431
Interest expense	(4,554)	(5,817)	(9,396)	(11,599)
Homebuilding income	131,528	137,248	225,182	193,832

Mortgage Banking:
Mortgage banking fees	26,442	22,522	48,964	38,733
Interest income	1,437	1,303	3,111	2,381
Other income	409	243	667	348
General and administrative	(14,836)	(12,493)	(29,386)	(23,972)
Interest expense	(260)	(139)	(506)	(275)
Mortgage banking income	13,192	11,436	22,850	17,215

Income before taxes	144,720	148,684	248,032	211,047
Income tax expense	(53,044)	(55,289)	(91,053)	(78,594)

Net income	$91,676	$93,395	$156,979	$132,453

Basic earnings per share	$23.51	$22.97	$40.34	$32.61

Diluted earnings per share	$22.01	$21.91	$37.82	$31.17

Basic weighted average shares outstanding	3,900	4,066	3,892	4,062

Diluted weighted average shares outstanding	4,165	4,262	4,151	4,249

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$156,979	$132,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,934	10,741
Excess income tax benefit from equity-based compensation	(8,678)	(9,899)
Equity-based compensation expense	21,378	26,303
Contract land deposit recoveries, net	(1,436)	(5,747)
Gain on sale of loans, net	(36,687)	(27,331)
Mortgage loans closed	(1,558,775)	(1,311,016)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,644,385	1,273,413
Distribution of earnings from unconsolidated joint ventures	6,135	9,939
Net change in assets and liabilities:
Increase in inventory	(240,708)	(213,837)
Increase in contract land deposits	(30,340)	(1,425)
Increase in receivables	(7,406)	(6,948)
Increase in accounts payable and accrued expenses	35,357	66,521
Increase in customer deposits	30,781	31,628
Other, net	(18,025)	(15,204)
Net cash provided by (used in) operating activities	3,894	(40,409)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(321)	(1,245)
Distribution of capital from unconsolidated joint ventures	7,003	10,561
Purchase of property, plant and equipment	(11,773)	(8,585)
Proceeds from the sale of property, plant and equipment	446	338
Net cash (used in) provided by investing activities	(4,645)	1,069

Cash flows from financing activities:
Purchase of treasury stock	(96,508)	(69,285)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	—	(64)
Distributions to partner in consolidated variable interest entity	(150)	(300)
Excess income tax benefit from equity-based compensation	8,678	9,899
Proceeds from the exercise of stock options	27,909	51,256
Net cash used in financing activities	(60,071)	(8,494)

Net decrease in cash and cash equivalents	(60,822)	(47,834)
Cash and cash equivalents, beginning of the period	425,316	545,419

Cash and cash equivalents, end of the period	$364,494	$497,585

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$9,566	$12,221
Income taxes paid during the period, net of refunds	$90,078	$52,781

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

For the three and six months ended June 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR is not involved in the design or creation of the development entities from which the Company purchases lots under Lot Purchase Agreements.  The developer’s equity holders have the power to direct 100% of the operating activities of the development entity.  NVR has no voting rights in any of the development entities.  The sole purpose of the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

development entity’s activities is to generate positive cash flow returns for the equity holders.  Further, NVR does not share in any of the profit or loss generated by the project’s development.  The profits and losses are passed directly to the developer’s equity holders.

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

As of June 30, 2016, NVR controlled approximately 71,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $399,100 and $2,000, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 12,200 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $15,500 and $350, respectively, as of June 30, 2016, of which approximately $3,100 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Contract land deposits	$414,673	$385,534
Loss reserve on contract land deposits	(39,602)	(42,239)
Contract land deposits, net	375,071	343,295
Contingent obligations in the form of letters of credit	2,400	3,302
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$378,976	$348,102

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

(1)	As of both June 30, 2016 and December 31, 2015, the Company was committed to purchase 10 finished lots under specific performance obligations.

3.	Joint Ventures

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

At June 30, 2016, the Company had an aggregate investment totaling approximately $53,100 in six JVs that are expected to produce approximately 7,700 finished lots, of which approximately 4,400 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $6,600 in the aggregate to three of the JVs at June 30, 2016. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $52,800 and $59,800 at June 30, 2016 and December 31, 2015, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of June 30, 2016 and December 31, 2015 of the consolidated JV were as follows:

	June 30, 2016	December 31, 2015
Assets:
Cash	$1,292	$990
Other assets	19	379
Land under development	—	380
Total assets	$1,311	$1,749

Liabilities and equity:
Accrued expenses	$622	$567
Equity	689	1,182
Total liabilities and equity	$1,311	$1,749

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

On a limited basis, NVR directly acquires raw land parcels already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

In February 2016, the Company purchased a land parcel which included both land under development and finished lots for approximately $150,000.  In June 2016, the Company sold that land parcel to a developer for an amount which approximated NVR’s net investment in the property as of the sale date. In conjunction with the sale, the Company also entered into Lot Purchase Agreements with the developer for the option to purchase a portion of the finished lots expected to be developed from the parcel. Prior to the sale of the parcel, during the three and six months ended June 30, 2016, the Company sold 22 finished lots for approximately $6,300 and 56 finished lots for approximately $16,800, respectively, which were under contract with unrelated parties.

As of June 30, 2016, NVR directly owned a total of four separate raw land parcels with a carrying value of $58,751 that are expected to produce approximately 800 finished lots. The Company also has additional funding commitments of approximately $16,000 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $9,200.

None of the raw parcels had any indicators of impairment as of June 30, 2016. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to Accounting Standards Codification 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest capitalized, beginning of period	$5,358	$4,271	$4,434	$4,072
Interest incurred	6,397	6,262	12,785	12,525
Interest charged to interest expense	(4,814)	(5,956)	(9,902)	(11,874)
Interest charged to cost of sales	(2,365)	(245)	(2,741)	(391)
Interest capitalized, end of period	$4,576	$4,332	$4,576	$4,332

During the quarter ended June 30, 2016, the Company expensed to cost of sales approximately $1,500 of capitalized interest related to the land parcel under development which was sold during the quarter as disclosed in Note 4.

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding used to calculate basic EPS	3,900	4,066	3,892	4,062
Dilutive securities:
Stock options and restricted share units	265	196	259	187
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,165	4,262	4,151	4,249

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and six months ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive securities	78	37	78	41

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

As of June 30, 2016, goodwill and net finite-lived intangible assets totaled $441 and $2,850, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of three years.  Accumulated amortization as of June 30, 2016 was $5,928.  Amortization expense related to the finite-lived intangible assets was $346 and $691 for both the three and six months ended June 30, 2016 and 2015, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2016 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2015	$206	$1,447,795	$5,270,114	$(5,478,950)	$(17,333)	$17,333	$1,239,165

Net income	—	—	156,979	—	—	—	156,979
Deferred compensation activity	—	—	—	—	(22)	22	—
Purchase of common stock for treasury	—	—	—	(96,508)	—	—	(96,508)
Equity-based compensation	—	21,378	—	—	—	—	21,378
Excess tax benefit from equity benefit plan activity	—	8,678	—	—	—	—	8,678
Proceeds from stock options exercised	—	27,909	—	—	—	—	27,909
Treasury stock issued upon option exercise and restricted share vesting	—	(22,696)	—	22,696	—	—	—
Balance, June 30, 2016	$206	$1,483,064	$5,427,093	$(5,552,762)	$(17,355)	$17,355	$1,357,601

The Company repurchased 62 shares of its common stock during the six months ended June 30, 2016. The Company settles option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 69 shares

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

were issued from the treasury account during the six months ended June 30, 2016 in settlement of option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warranty reserve, beginning of period	$86,692	$89,743	$87,407	$94,060
Provision	12,867	11,144	21,709	20,226
Payments	(11,606)	(15,013)	(21,163)	(28,412)
Warranty reserve, end of period	$87,953	$85,874	$87,953	$85,874

10.	Segment Disclosures

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

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses and a corporate capital allocation charge.  The corporate capital allocation charge is eliminated in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital.  In addition, certain assets, including goodwill and intangible assets and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance.  The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer, or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit.  Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs.  Mortgage banking operations are not charged a corporate capital allocation charge.

In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  NVR’s overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to the Company’s operating segments.  Consolidation adjustments

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to the Company’s operating segments.  External corporate interest expense primarily consists of interest charges on the Company’s Senior Notes and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Homebuilding Mid Atlantic	$772,147	$746,168	$1,405,718	$1,302,288
Homebuilding North East	108,766	114,375	205,919	197,368
Homebuilding Mid East	306,257	221,083	550,534	406,512
Homebuilding South East	174,571	139,485	321,074	256,481
Mortgage Banking	26,442	22,522	48,964	38,733
Total consolidated revenues	$1,388,183	$1,243,633	$2,532,209	$2,201,382

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Profit before taxes:
Homebuilding Mid Atlantic	$63,730	$85,041	$110,339	$129,607
Homebuilding North East	5,578	12,631	9,643	18,615
Homebuilding Mid East	30,056	15,586	52,789	22,649
Homebuilding South East	15,825	12,625	28,611	21,441
Mortgage Banking	13,973	12,256	24,348	18,881
Total segment profit before taxes	129,162	138,139	225,730	211,193
Reconciling items:
Contract land deposit reserve adjustment (1)	1,307	5,903	2,636	6,806
Equity-based compensation expense	(10,829)	(12,904)	(21,378)	(26,303)
Corporate capital allocation (2)	46,259	41,398	90,574	78,341
Unallocated corporate overhead	(26,517)	(19,764)	(56,026)	(49,748)
Consolidation adjustments and other	9,877	1,681	15,862	2,330
Corporate interest expense	(4,539)	(5,769)	(9,366)	(11,572)
Reconciling items sub-total	15,558	10,545	22,302	(146)
Consolidated profit before taxes	$144,720	$148,684	$248,032	$211,047

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	June 30, 2016	December 31, 2015
Assets:
Homebuilding Mid Atlantic	$1,167,199	$994,804
Homebuilding North East	151,466	133,106
Homebuilding Mid East	264,674	220,094
Homebuilding South East	208,347	175,572
Mortgage Banking	311,685	372,203
Total segment assets	2,103,371	1,895,779
Reconciling items:
Consolidated variable interest entity	1,311	1,749
Cash and cash equivalents	353,176	397,522
Deferred taxes	168,076	161,805
Intangible assets and goodwill	52,218	52,909
Contract land deposit reserve	(39,602)	(42,239)
Consolidation adjustments and other	59,874	44,193
Reconciling items sub-total	595,053	615,939
Consolidated assets	$2,698,424	$2,511,718

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$28,766	$26,258	$55,951	$49,667
Homebuilding North East	4,447	3,805	9,400	7,115
Homebuilding Mid East	7,458	6,672	14,157	12,607
Homebuilding South East	5,588	4,663	11,066	8,952
Total	$46,259	$41,398	$90,574	$78,341

11.	Fair Value

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of June 30, 2016 was $636,000.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $596,151 at June 30, 2016.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2016, there were contractual commitments to extend credit to borrowers aggregating $524,455 and open forward delivery contracts aggregating $718,451, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 100 basis points of the loan amount as of June 30, 2016, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 13% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $275,145 included on the accompanying condensed consolidated balance sheet has been increased by $4,789 from the aggregate principal balance of $270,356.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of June 30, 2016, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$8,314
Gross liabilities	735
Net rate lock commitments	$7,579	NVRM - Other assets
Forward sales contracts:
Gross assets	$1
Gross liabilities	5,104
Net forward sales contracts	$5,103	NVRM - Accounts payable and other liabilities

The fair value measurement as of June 30, 2016 was as follows:

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$524,455	$(304)	$3,335	$4,548	$—	$7,579
Forward sales contracts	$718,451	—	—	—	(5,103)	(5,103)
Mortgages held for sale	$270,356	650	1,446	2,693	—	4,789
Total fair value measurement		$346	$4,781	$7,241	$(5,103)	$7,265

For the three and six months ended June 30, 2016, NVRM recorded a fair value adjustment to income of $589 and a fair value adjustment to expense of $67, respectively.  For the three and six months ended June 30, 2015, NVRM recorded a fair value adjustment to income of $2,033 and $1,611, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

12.	Debt

As of June 30, 2016, the Company had Senior Notes outstanding with a principal balance of $600,000.  The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. Additionally, following the Company’s adoption of ASU 2015-03 as of January 1, 2016, as further discussed in Note 1, the Senior Notes have been reflected net of unamortized debt issuance costs of $3,158 and $3,413 as of June 30, 2016 and December 31, 2015, respectively.

NVRM provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement was renewed in July 2016 with materially consistent terms and conditions and expires on July 26, 2017. At June 30, 2016, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2016.

On July 15, 2016, NVR entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”).  Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes.  Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit and a $25,000 sublimit for a swing line commitment.

The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021.

13.	Commitments and Contingencies

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, the Company has recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both June 30, 2016 and December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB delayed the standard’s effective date for one year.  The standard is effective for the Company as of January 1, 2018.  Early adoption is permitted for the annual period beginning January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The standard requires an entity’s management to evaluate at each annual and interim reporting period whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures.  The standard is effective for the Company as of January 1, 2017. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The standard is effective for the Company as of January 1, 2017.  The amendments in the standard are to be applied prospectively with early adoption permitted.  The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term.  Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard is effective for the Company as of January 1, 2019.  The Company

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

believes that the adoption of this standard will have a material effect on both assets and liabilities presented on the balance sheet, and is further evaluating the impact of its adoption.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The standard simplifies several aspects of share-based payment accounting, including the recognition of income tax effects, statutory tax withholding requirements and accounting for forfeitures.  The standard is effective for the Company as of January 1, 2017, and early adoption is permitted.  The Company believes that the standard will likely have a material effect on net income and earnings per share presented on its consolidated financial statements, and is further evaluating the impact of its adoption.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes the way impairment of financial assets is recognized.  The standard will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments.  The standard’s provisions will be applied as a cumulative-effect adjustment to beginning retained earnings as of the effective date.  The standard is effective for the Company as of January 1, 2020.  Early adoption is permitted for annual and interim periods beginning January 1, 2019.  The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

In certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development.  Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf.  While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so.  We expect, however, to continue to acquire substantially all our finished lot inventory using Lot Purchase Agreements with forfeitable deposits.

As of June 30, 2016, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 71,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $399,100 and $2,000, respectively. Included in the number of controlled lots are approximately 6,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $39,600 as of June 30, 2016.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $53,100 in six JVs, expected to produce approximately 7,700 lots. Of the lots to be produced by the JVs, approximately 4,400 lots were controlled by us and approximately 3,300 were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $58,800 that we intend to develop into approximately 800 finished lots.  We had additional funding commitments of approximately $16,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $9,200.  During the second quarter of 2016, we sold a land parcel we had acquired in February 2016 to a developer for an amount which approximated our net investment in the property as of the sale date.  In conjunction with the sale, we entered into Lot Purchase Agreements with the developer for the option to purchase a portion of the finished lots expected to be developed from the parcel.

See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 12,200 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $15,500 and $350, respectively, as of June 30, 2016, of which approximately $3,100 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The first six months of 2016 continued the trend experienced in 2015 of steady new home demand.  However, new home prices continued to be constrained by an increased number of new home communities in many markets.  The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the second quarter of 2016 totaled $1,388,183, a 12% increase from the second quarter of 2015.  Net income for second quarter ended June 30, 2016 was $91,676, a decrease of 2% when compared to the second quarter of 2015, and diluted earnings per share of $22.01 was flat when compared to the second quarter of

2015. Our homebuilding gross profit margin percentage decreased to 17.3% in the second quarter of 2016 from 19.2% in the same period in 2015. New orders, net of cancellations (“New Orders”) increased 14% in the second quarter of 2016 compared to the second quarter of 2015, while the average sales price for New Orders in the second quarter of 2016 of $383.9 increased 1% compared to the second quarter of 2015.

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

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Financial Data:
Revenues	$1,361,741	$1,221,111	$2,483,245	$2,162,649
Cost of sales	$1,126,369	$986,854	$2,052,129	$1,768,522
Gross profit margin percentage	17.3%	19.2%	17.4%	18.2%
Selling, general and administrative expenses	$100,043	$92,314	$198,058	$190,543
Operating Data:
Settlements (units)	3,581	3,175	6,587	5,709
Average settlement price	$378.5	$384.4	$374.4	$378.5
New orders (units)	4,324	3,796	8,461	7,722
Average new order price	$383.9	$378.3	$379.9	$376.8
Backlog (units)			8,103	7,488
Average backlog price			$385.4	$381.2
New order cancellation rate	12.7%	14.0%	14.0%	13.0%

Consolidated Homebuilding - Three Months Ended June 30, 2016 and 2015

Homebuilding revenues increased 12% for the second quarter of 2016 from the same period in 2015, as a result of a 13% increase in the number of units settled quarter over quarter.  The increase in the number of units settled is primarily attributable to a 7% higher backlog unit balance entering the second quarter of 2016 compared to backlog entering the second quarter of 2015, coupled with a higher backlog turnover rate in the second quarter of 2016.

Gross profit margin percentage in the second quarter of 2016 decreased 190 basis points to 17.3% compared to the second quarter of 2015, due to a 2% decrease in the average settlement price and higher construction and selling related costs in the second quarter of 2016 compared to the same period of 2015. In addition, gross profit margin during the second quarter of 2015 was favorably impacted by the recognition of approximately $5,800, or 47 basis points of revenue, from the recovery of contract land deposits previously determined to be uncollectible.  Contract land deposit recoveries in the second quarter of 2016 were approximately $100.

The number of New Orders and average sales price of New Orders increased 14% and 1%, respectively, in the second quarter of 2016 compared to the second quarter of 2015.  New Orders increased in each of our market segments due to more favorable market conditions in the second quarter of 2016 compared to the same period in 2015.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2016 increased 8% compared to the same period in 2015 but as a percentage of revenue decreased to 7.3% in 2016 from 7.6% in 2015.  SG&A expenses were higher due to increased personnel costs of approximately $4,400 attributable to higher headcount, and increased marketing costs of approximately $2,900.

Consolidated Homebuilding - Six Months Ended June 30, 2016 and 2015

Homebuilding revenues increased 15% for the six months ended June 30, 2016 from the same period in 2015, as a result of a 15% increase in the number of units settled period over period.  The increase in the number of units settled is primarily attributable to a 14% higher backlog unit balance entering 2016 compared to backlog entering 2015.

Gross profit margin percentage in the first six months of 2016 decreased 86 basis points to 17.4% compared to 18.2% in 2015, due to a 1% decrease in the average settlement price and higher construction and selling related costs in 2016 compared to 2015. In addition, there was a 21 basis point decrease in contract land deposit recoveries year over year.

The number of New Orders and the average sales price of New Orders increased 10% and 1%, respectively, in the first six months of 2016 when compared to the first six months of 2015.  New Orders increased in each of our market segments due to more favorable market conditions in the first six months of 2016 compared to the first six months of 2015.

SG&A expenses in the first six months of 2016 increased 4% compared to the first six months of 2015 but as a percentage of revenue decreased to 8.0% in 2016 from 8.8% in 2015.  SG&A expenses were higher due to increased personnel costs of approximately $4,500 attributable to higher headcount, and increased marketing costs of approximately $5,200.

Backlog units and dollars were 8,103 units and $3,122,534, respectively, as of June 30, 2016 compared to 7,488 units and $2,854,613, respectively, as of June 30, 2015.  The 8% increase in backlog units was primarily attributable to a 14% higher backlog unit balance entering 2016 compared to backlog entering 2015, and the aforementioned 10% increase in New Orders, offset partially by a higher backlog turnover rate year over year. Backlog dollars were favorably impacted by the increase in backlog units.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14.0% and 13.0% in the first six months of 2016 and 2015, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2016 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at June 30, 2016 and 2015 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,000 and $3,600 at June 30, 2016 and 2015, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2016 and 2015:

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Mid Atlantic	$772,147	$746,168	$1,405,718	$1,302,288
North East	108,766	114,375	205,919	197,368
Mid East	306,257	221,083	550,534	406,512
South East	174,571	139,485	321,074	256,481

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit margin:
Mid Atlantic	$128,005	$144,272	$234,814	$243,824
North East	17,031	22,270	32,877	37,168
Mid East	54,408	38,631	99,061	66,928
South East	32,151	26,333	59,843	48,409

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment profit:
Mid Atlantic	$63,730	$85,041	$110,339	$129,607
North East	5,578	12,631	9,643	18,615
Mid East	30,056	15,586	52,789	22,649
South East	15,825	12,625	28,611	21,441

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit margin percentage:
Mid Atlantic	16.6%	19.3%	16.7%	18.7%
North East	15.7%	19.5%	16.0%	18.8%
Mid East	17.8%	17.5%	18.0%	16.5%
South East	18.4%	18.9%	18.6%	18.9%

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,762	$434.6	1,679	$444.2	3,217	$431.7	2,975	$437.2
North East	289	$376.4	323	$354.0	566	$363.8	562	$351.1
Mid East	934	$327.9	674	$327.9	1,695	$324.8	1,256	$323.6
South East	596	$292.9	499	$279.4	1,109	$289.5	916	$279.9
Total	3,581	$378.5	3,175	$384.4	6,587	$374.4	5,709	$378.5

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,242	$443.9	1,910	$441.7	4,271	$439.4	3,858	$440.5
North East	314	$380.6	295	$358.9	655	$372.8	632	$359.5
Mid East	1,003	$321.5	962	$320.9	2,060	$320.3	1,956	$318.7
South East	765	$290.8	629	$282.2	1,475	$293.8	1,276	$281.7
Total	4,324	$383.9	3,796	$378.3	8,461	$379.9	7,722	$376.8

	As of June 30,
	2016		2015
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,191	$442.1	3,829	$438.3
North East	629	$382.5	658	$357.2
Mid East	1,863	$325.3	1,850	$328.8
South East	1,420	$297.8	1,151	$289.3
Total	8,103	$385.4	7,488	$381.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
New order cancellation rate:
Mid Atlantic	12.7%	13.7%	14.2%	13.0%
North East	16.7%	15.7%	16.1%	15.1%
Mid East	12.2%	13.4%	13.3%	11.9%
South East	11.9%	14.9%	13.4%	13.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average active communities:
Mid Atlantic	238	236	234	237
North East	43	38	41	39
Mid East	128	132	131	130
South East	74	70	75	69
Total	483	476	481	475

Homebuilding Inventory:

	June 30, 2016	December 31, 2015
Sold inventory:
Mid Atlantic	$645,500	$485,481
North East	95,113	72,481
Mid East	180,755	140,745
South East	117,691	90,794
Total (1)	$1,039,059	$789,501

	June 30, 2016	December 31, 2015
Unsold lots and housing units inventory:
Mid Atlantic	$97,338	$105,720
North East	10,511	19,674
Mid East	9,307	9,857
South East	8,403	11,726
Total (1)	$125,559	$146,977

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sold and unsold inventory impairments:
Mid Atlantic	$53	$61	$106	$85
North East	—	61	—	62
Mid East	—	84	—	202
South East	153	—	153	—
Total	$206	$206	$259	$349

Lots Controlled and Land Deposits:

	June 30, 2016	December 31, 2015
Total lots controlled:
Mid Atlantic	35,700	35,200
North East	6,700	6,100
Mid East	18,500	18,500
South East	15,400	14,700
Total	76,300	74,500

	June 30, 2016	December 31, 2015
Lots included in impairment reserve:
Mid Atlantic	3,000	2,800
North East	800	500
Mid East	1,800	2,400
South East	400	400
Total	6,000	6,100

	June 30, 2016	December 31, 2015
Contract land deposits, net:
Mid Atlantic	$247,534	$223,147
North East	29,661	29,805
Mid East	41,304	39,996
South East	58,622	53,299
Total	$377,121	$346,247

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$975	$102	$960	$1,055
North East	—	—	—	9
Mid East	5	16	51	21
South East	194	5	189	5
Total	$1,174	$123	$1,200	$1,090

Mid Atlantic

Three Months Ended June 30, 2016 and 2015

The Mid Atlantic segment had an approximate $21,300, or 25%, decrease in segment profit in the second quarter of 2016 compared to the second quarter of 2015 despite an increase in segment revenues of approximately $26,000, or 3% quarter over quarter.  Segment revenues were higher due to a 5% increase in the number of units settled offset partially by a 2% decrease in the average settlement price. The increase in the number of units settled was favorably impacted by a 3% higher backlog unit balance entering the second quarter of 2016 compared to the same period in 2015, coupled with a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to

16.6% in 2016 from 19.3% in 2015.  Gross profit margin and segment profit were negatively impacted by the 2% decrease in average settlement price and higher construction costs quarter over quarter.

Segment New Orders increased 17% while the average sales price of New Orders was flat in the second quarter of 2016 compared to the same period in 2015. New Orders improved despite a relatively flat average number of active communities quarter over quarter due to favorable market conditions in the second quarter of 2016 compared to 2015, which led to a higher absorption rate quarter over quarter.

Six Months Ended June 30, 2016 and 2015

The Mid Atlantic segment had an approximate $19,300, or 15%, decrease in segment profit in the first six months of 2016 compared to the first six months of 2015 despite an increase in segment revenues of approximately $103,400, or 8% year over year.  Segment revenues increased due primarily to an 8% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by a 6% higher backlog unit balance entering 2016 compared to the backlog entering 2015, coupled with a higher backlog turnover rate year over year.  The Mid Atlantic segment’s gross profit margin percentage decreased to 16.7% in 2016 from 18.7% in 2015, due to a 1% decrease in the average settlement price and higher construction costs year over year.

Segment New Orders increased 11% while the average sales price of New Orders was flat in the first six months of 2016 compared to the same period in 2015. New Orders improved despite a 1% decrease in the average number of active communities year over year due to favorable market conditions in the first six months of 2016 compared to 2015, which led to a higher absorption rate year over year.

North East

Three Months Ended June 30, 2016 and 2015

The North East segment had an approximate $7,100, or 56%, decrease in segment profit in the second quarter of 2016 compared to the second quarter of 2015. The decrease in segment profit is attributable in part to a decrease in segment revenues of approximately $5,600, or 5%, quarter over quarter due to an 11% decrease in the number of units settled offset partially by a 6% higher average settlement price quarter over quarter.  The decrease in the number of settlements is attributable to a 12% lower backlog unit balance entering the second quarter of 2016 compared to the same period in 2015.  The increase in the average settlement price was attributable to a 7% higher average price of homes in backlog entering the second quarter of 2016 compared to the same period in 2015. The North East segment’s gross profit margin percentage decreased to 15.7% in the second quarter of 2016 from 19.5% in the second quarter of 2015. Gross profit margin and segment profit were negatively impacted by higher construction and selling related costs in the second quarter of 2016 compared to the same period in 2015 and by the aforementioned decrease in settlements which impacted our ability to leverage certain operating costs.

Segment New Orders and the average New Order sales price each increased 6% in the second quarter of 2016 compared to the same period in 2015. New Orders were favorably impacted by an 11% increase in the average number of active communities quarter over quarter. The increase in the average New Order sales price was driven by a shift in New Orders to higher priced markets in the second quarter of 2016 compared to the same period in 2015.

Six Months Ended June 30, 2016 and 2015

The North East segment had an approximate $9,000, or 48%, decrease in segment profit in the first six months of 2016 compared to the first six months of 2015 despite an increase in segment revenues of approximately $8,600, or 4%, year over year. The increase in segment revenues was due primarily to a 4% increase in the average settlement price year over year. The North East segment’s gross profit margin percentage decreased to 16.0% in the first six months of 2016 from 18.8% in the first six months of 2015. Gross profit margin and segment profit were negatively impacted by higher construction and selling related costs in the first six months of 2016 compared to the same period in 2015.

Segment New Orders and the average New Order sales price each increased 4% in the first six months of 2016 compared to the same period in 2015. New Orders were favorably impacted by a 5% increase in the average number of active communities year over year. The increase in the average New Order sales price was driven by a shift in New Orders to higher priced markets in the second quarter of 2016 compared to the same period in 2015.

Mid East

Three Months Ended June 30, 2016 and 2015

The Mid East segment had an approximate $14,500, or 93%, increase in segment profit in the second quarter of 2016 compared to the second quarter of 2015.  The increase in segment profit was driven by an increase of approximately $85,200, or 39%, in revenues quarter over quarter.  The increase in revenues was due to a 39% increase in the number of units settled.  The increase in settlements was primarily attributable to a 15% higher backlog unit balance entering the second quarter of 2016 compared to backlog entering the second quarter of 2015, coupled with a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage increased to 17.8% in the second quarter of 2016 from 17.5% in the same period of 2015, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs, offset partially by higher selling related costs quarter over quarter.

Segment New Orders increased 4% while the average sales price of New Orders was flat in the second quarter of 2016 compared to the same period in 2015.  New Orders improved despite a 3% decrease in the average number of active communities quarter over quarter due to favorable market conditions in the second quarter of 2016 compared to 2015, which led to a higher absorption rate quarter over quarter.

Six Months Ended June 30, 2016 and 2015

The Mid East segment had an approximate $30,100, or 133%, increase in segment profit in the first six months of 2016 compared to the first six months of 2015.  The increase in segment profit was driven by an increase of approximately $144,000, or 35%, in revenues year over year.  The increase in revenues was due to a 35% increase in the number of units settled, which was primarily attributable to a 30% higher backlog unit balance entering 2016 compared to backlog entering 2015, coupled with a higher backlog turnover rate period over period.  The segment’s gross profit margin percentage increased to 18.0% in the first six months of 2016 from 16.5% in the same period of 2015, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs in the current year, offset partially by higher selling related costs year over year.

Segment New Orders increased 5% while the average selling price of New Orders was flat in the first six months of 2016 compared to the same period in 2015.  New Orders were favorably impacted by favorable market conditions in the first six months of 2016 compared to the same period in 2015, which led to a higher absorption rate year over year.

South East

Three Months Ended June 30, 2016 and 2015

The South East segment had an approximate $3,200, or 25%, increase in segment profit in the second quarter of 2016 compared to the second quarter of 2015.  The increase in segment profit was primarily driven by an increase of approximately $35,100, or 25%, in revenues quarter over quarter.  The increase in revenues was due to a 19% increase in the number of units settled and a 5% increase in the average settlement price.  The increase in settlements was attributable to a 23% higher backlog unit balance entering the second quarter of 2016 compared to backlog entering the second quarter of 2015, offset partially by a lower backlog turnover rate quarter over quarter.  Average settlement prices were impacted in part by a 4% higher average price of homes in backlog entering the second quarter of 2016 compared to the same period in 2015.  The South East segment’s gross profit margin decreased to 18.4% in the second quarter of 2016 from 18.9% in the second quarter of 2015 due to higher lot and selling related costs quarter over quarter, offset partially by the increased settlement activity, which allowed us to better leverage certain operating costs in the current year second quarter.

Segment New Orders and the average sales price of New Orders increased 22% and 3%, respectively, in the second quarter of 2016 compared to the same period in 2015.  New Orders were favorably impacted by a 6% increase in the average number of active communities in the second quarter of 2016 compared to 2015 and by favorable market conditions in the second quarter of 2016 which led to a higher absorption rate quarter over quarter.  The average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets.

Six Months Ended June 30, 2016 and 2015

The South East segment had an approximate $7,200, or 33%, increase in segment profit in the first six months of 2016 compared to the first six months of 2015.  The increase in segment profit was primarily driven by an increase of approximately $64,600, or 25%, in revenues.  The increase in revenues was due to a 21% increase in the number of units settled and a 3% increase in the average settlement price.  The increase in settlements was attributable to a 33% higher backlog unit balance entering 2016 compared to backlog entering 2015, offset partially by a lower backlog turnover rate year over year.  The South East segment’s gross profit margin decreased to 18.6% in the first six months of 2016 from 18.9% in the first six months of 2015 due to higher lot and selling related costs year over year, offset partially by the increased settlement activity, which allowed us to better leverage certain operating costs year over year.

Segment New Orders and the average sales price of New Orders increased 16% and 4%, respectively, in the first six months of 2016 compared to 2015.  New Orders were favorably impacted by an 8% increase in the average number of active communities in the first six months of 2016 compared to 2015 and by favorable market conditions in the second quarter of 2016, which led to a higher absorption rate year over year.  The average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding consolidated gross profit:
Mid Atlantic	$128,005	$144,272	$234,814	$243,824
North East	17,031	22,270	32,877	37,168
Mid East	54,408	38,631	99,061	66,928
South East	32,151	26,333	59,843	48,409
Consolidation adjustments and other	3,777	2,751	4,521	(2,202)
Homebuilding consolidated gross profit	$235,372	$234,257	$431,116	$394,127

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding consolidated profit before taxes:
Mid Atlantic	$63,730	$85,041	$110,339	$129,607
North East	5,578	12,631	9,643	18,615
Mid East	30,056	15,586	52,789	22,649
South East	15,825	12,625	28,611	21,441
Reconciling items:
Contract land deposit impairment reserve (1)	1,307	5,903	2,636	6,806
Equity-based compensation expense	(10,048)	(12,084)	(19,880)	(24,637)
Corporate capital allocation (2)	46,259	41,398	90,574	78,341
Unallocated corporate overhead	(26,517)	(19,764)	(56,026)	(49,748)
Consolidation adjustments and other	9,877	1,681	15,862	2,330
Corporate interest expense	(4,539)	(5,769)	(9,366)	(11,572)
Reconciling items sub-total	16,339	11,365	23,800	1,520
Homebuilding consolidated profit before taxes	$131,528	$137,248	$225,182	$193,832

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Corporate capital allocation charge:
Mid Atlantic	$28,766	$26,258	$55,951	$49,667
North East	4,447	3,805	9,400	7,115
Mid East	7,458	6,672	14,157	12,607
South East	5,588	4,663	11,066	8,952
Total	$46,259	$41,398	$90,574	$78,341

Mortgage Banking Segment

Three and Six Months Ended June 30, 2016 and 2015

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loan closing volume:
Total principal	$942,407	$859,402	$1,696,247	$1,498,029

Loan volume mix:
Adjustable rate mortgages	7%	16%	7%	16%
Fixed-rate mortgages	93%	84%	93%	84%

Operating profit:
Segment profit	$13,973	$12,256	$24,348	$18,881
Equity-based compensation expense	(781)	(820)	(1,498)	(1,666)
Mortgage banking income before tax	$13,192	$11,436	$22,850	$17,215

Capture rate:	88%	89%	88%	88%

Mortgage banking fees:
Net gain on sale of loans	$19,665	$16,093	$36,687	$27,331
Title services	6,607	6,278	11,986	11,138
Servicing fees	170	151	291	264
	$26,442	$22,522	$48,964	$38,733

Loan closing volume for the three and six months ended June 30, 2016 increased by approximately $83,000, or 10%, and $198,200, or 13%, respectively, from the same periods for 2015.  The increases in loan closing volume during the three and six months ended June 30, 2016 were primarily attributable to the 13% and 15% increases, respectively, in the homebuilding segment’s number of settlements when compared to the same periods in 2015.

Segment profit for the three and six months ended June 30, 2016 increased by approximately $1,700, or 14%, and $5,500, or 29%, respectively, from the same periods in 2015. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $3,900 and $10,200 during the three and six months ended June 30, 2016, respectively, resulting from the aforementioned increase in loan closing volumes and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $2,300 and $5,400 during the three and six months ended June 30, 2016, respectively, resulting from an increase in personnel costs.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities and capital raised in the public debt and equity markets.  Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement was renewed in July 2016 with materially consistent terms and conditions and expires on July 26, 2017.  At June 30, 2016, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2016.

On July 15, 2016, we entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”).  Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes.  Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit and a $25,000 sublimit for a swing line commitment. The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021.

There have been no other material changes in our lines of credit and notes payable during the six months ended June 30, 2016.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

For the six months ended June 30, 2016, cash and cash equivalents decreased by $60,822.  Cash provided by operating activities was $3,894.  Cash provided by earnings for the six months ended June 30, 2016 was used to fund the increase in homebuilding inventory of $240,708.  The increase in homebuilding inventory was primarily attributable to an increase in units under construction at June 30, 2016 compared to December 31, 2015.  Cash was provided by net proceeds of $85,610 from mortgage loan activity.

Net cash used in investing activities for the six months ended June 30, 2016 of $4,645 included cash used for purchases of property, plant and equipment of $11,773, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $7,003.

Net cash used in financing activities was $60,071 for the six months ended June 30, 2016.  Cash was used to repurchase 61,988 shares of our common stock at an aggregate purchase price of $96,508 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $27,909 in proceeds, and we realized $8,678 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2016.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2016. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, we have recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both June 30, 2016 and December 31, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands, except per share data)

We had one share repurchase authorization outstanding during the quarter ended June 30, 2016. On November 4, 2015, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000.  The repurchase authorization does not have an expiration date.  We repurchased the following shares of our common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2016	—	$—	—	$252,112
May 1 - 31, 2016	—	$—	—	$252,112
June 1 - 30, 2016	5,600	$1,679.86	5,600	$242,704
Total	5,600	$1,679.86	5,600

Item 6.	Exhibits

(a) Exhibits:

10.1

Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner. Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K as filed on July 18, 2016.

10.2	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: July 28, 2016	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

10.1

Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner. Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K as filed on July 18, 2016.

10.2	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.

31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document