Form 10-Q
period 2016-09-30
NVR INC
filed 2016-10-28
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016 there were 3,790,395 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Homebuilding:
Cash and cash equivalents	$249,728	$397,522
Receivables	13,921	11,482
Inventory:
Lots and housing units, covered under sales agreements with customers	1,107,919	785,982
Unsold lots and housing units	134,626	147,832
Land under development	62,327	60,611
Building materials and other	11,858	12,101
	1,316,730	1,006,526

Assets related to consolidated variable interest entity	1,247	1,749
Contract land deposits, net	377,496	343,295
Property, plant and equipment, net	45,321	44,651
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	2,945	3,982
Other assets	280,245	281,381
	2,329,213	2,132,168

Mortgage Banking:
Cash and cash equivalents	11,490	26,804
Mortgage loans held for sale, net	291,303	319,553
Property and equipment, net	5,085	5,313
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	18,778	20,533
	334,003	379,550
Total assets	$2,663,216	$2,511,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$281,530	$227,437
Accrued expenses and other liabilities	309,939	304,922
Liabilities related to consolidated variable interest entity	877	1,091
Customer deposits	144,697	110,965
Senior notes	596,303	595,847
	1,333,346	1,240,262
Mortgage Banking:
Accounts payable and other liabilities	30,731	32,291
	30,731	32,291
Total liabilities	1,364,077	1,272,553

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2016 and December 31, 2015	206	206
Additional paid-in capital	1,499,770	1,447,795
Deferred compensation trust – 108,635 and 108,614 shares of NVR, Inc. common stock as of September 30, 2016 and December 31, 2015, respectively	(17,367)	(17,333)
Deferred compensation liability	17,367	17,333
Retained earnings	5,544,485	5,270,114
Less treasury stock at cost – 16,766,035 and 16,664,342 shares as of September 30, 2016 and December 31, 2015, respectively	(5,745,322)	(5,478,950)
Total shareholders' equity	1,299,139	1,239,165
Total liabilities and shareholders' equity	$2,663,216	$2,511,718

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Homebuilding:
Revenues	$1,507,451	$1,374,467	$3,990,696	$3,537,116
Other income	703	643	2,223	2,490
Cost of sales	(1,242,292)	(1,111,672)	(3,294,421)	(2,880,194)
Selling, general and administrative	(92,867)	(88,664)	(290,925)	(279,207)
Operating income	172,995	174,774	407,573	380,205
Interest expense	(5,338)	(5,900)	(14,734)	(17,499)
Homebuilding income	167,657	168,874	392,839	362,706

Mortgage Banking:
Mortgage banking fees	30,118	27,884	79,082	66,617
Interest income	2,000	1,972	5,111	4,353
Other income	473	363	1,140	711
General and administrative	(14,959)	(13,916)	(44,345)	(37,888)
Interest expense	(286)	(181)	(792)	(456)
Mortgage banking income	17,346	16,122	40,196	33,337

Income before taxes	185,003	184,996	433,035	396,043
Income tax expense	(67,611)	(68,526)	(158,664)	(147,120)

Net income	$117,392	$116,470	$274,371	$248,923

Basic earnings per share	$30.43	$28.75	$70.70	$61.34

Diluted earnings per share	$28.46	$27.11	$66.24	$58.32

Basic weighted average shares outstanding	3,858	4,050	3,881	4,058

Diluted weighted average shares outstanding	4,125	4,296	4,142	4,268

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$274,371	$248,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,591	16,182
Excess income tax benefit from equity-based compensation	(10,949)	(14,465)
Equity-based compensation expense	32,459	39,874
Contract land deposit recoveries, net	(1,427)	(9,925)
Gain on sale of loans, net	(59,386)	(48,243)
Mortgage loans closed	(2,542,659)	(2,163,472)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,633,539	2,153,721
Distribution of earnings from unconsolidated joint ventures	8,026	13,069
Net change in assets and liabilities:
Increase in inventory	(309,824)	(289,754)
Increase in contract land deposits	(32,774)	(13,987)
(Increase) decrease in receivables	(2,913)	12
Increase in accounts payable and accrued expenses	59,736	78,935
Increase in customer deposits	33,732	25,317
Other, net	(7,034)	(20,605)
Net cash provided by operating activities	91,488	15,582

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(653)	(1,552)
Distribution of capital from unconsolidated joint ventures	9,162	13,931
Purchase of property, plant and equipment	(16,513)	(13,468)
Proceeds from the sale of property, plant and equipment	701	476
Net cash used in investing activities	(7,303)	(613)

Cash flows from financing activities:
Purchase of treasury stock	(291,743)	(263,446)
Repayments under non-recourse debt related to consolidated variable interest entity and note payable	—	(64)
Distributions to partner in consolidated variable interest entity	(217)	(300)
Excess income tax benefit from equity-based compensation	10,949	14,465
Proceeds from the exercise of stock options	33,938	76,419
Net cash used in financing activities	(247,073)	(172,926)

Net decrease in cash and cash equivalents	(162,888)	(157,957)
Cash and cash equivalents, beginning of the period	425,316	545,419

Cash and cash equivalents, end of the period	$262,428	$387,462

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$20,899	$24,313
Income taxes paid during the period, net of refunds	$148,117	$123,841

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

For the three and nine months ended September 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

As of September 30, 2016, NVR controlled approximately 72,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $399,700 and $2,000, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 10,900 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $16,600 and $350, respectively, as of September 30, 2016, of which approximately $2,300 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Contract land deposits	$416,313	$385,534
Loss reserve on contract land deposits	(38,817)	(42,239)
Contract land deposits, net	377,496	343,295
Contingent obligations in the form of letters of credit	2,310	3,302
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$381,311	$348,102

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

(1)	As of both September 30, 2016 and December 31, 2015, the Company was committed to purchase 10 finished lots under specific performance obligations.

3.	Joint Ventures

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

At September 30, 2016, the Company had an aggregate investment totaling approximately $51,500 in six JVs that are expected to produce approximately 7,500 finished lots, of which approximately 4,200 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $6,200 in the aggregate to three of the JVs at September 30, 2016. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $51,100 and $59,800 at September 30, 2016 and December 31, 2015, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV. The condensed balance sheets as of September 30, 2016 and December 31, 2015 of the consolidated JV were as follows:

	September 30, 2016	December 31, 2015
Assets:
Cash	$1,210	$990
Other assets	37	379
Land under development	—	380
Total assets	$1,247	$1,749

Liabilities and equity:
Accrued expenses	$611	$567
Equity	636	1,182
Total liabilities and equity	$1,247	$1,749

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of September 30, 2016, NVR directly owned a total of four separate raw land parcels with a carrying value of $62,327 that are expected to produce approximately 800 finished lots. The Company also has additional funding commitments of approximately $13,700 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $7,300.

None of the raw parcels had any indicators of impairment as of September 30, 2016. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

In February 2016, the Company purchased a land parcel which included both land under development and finished lots for approximately $150,000.  In June 2016, the Company sold that land parcel to a developer for an amount which approximated NVR’s net investment in the property as of the sale date. In conjunction with the sale, the Company also entered into Lot Purchase Agreements with the developer for the option to purchase a portion of the finished lots expected to be developed from the parcel. Prior to the sale of the parcel, the Company sold 56 finished lots for approximately $16,800, which were under contract with unrelated parties.

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to Accounting Standards Codification 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest capitalized, beginning of period	$4,576	$4,332	$4,434	$4,072
Interest incurred	6,562	6,317	19,347	18,842
Interest charged to interest expense	(5,624)	(6,081)	(15,526)	(17,955)
Interest charged to cost of sales	(600)	(288)	(3,341)	(679)
Interest capitalized, end of period	$4,914	$4,280	$4,914	$4,280

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding used to calculate basic EPS	3,858	4,050	3,881	4,058
Dilutive securities:
Stock options and restricted share units	267	246	261	210
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,125	4,296	4,142	4,268

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive securities	88	28	89	37

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

As of September 30, 2016, goodwill and net finite-lived intangible assets totaled $441 and $2,504, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of three years.  Accumulated amortization as of September 30, 2016 was $6,274.  Amortization expense related to the finite-lived intangible assets was $346 and $1,037 for both the three and nine months ended September 30, 2016 and 2015, respectively.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2016 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2015	$206	$1,447,795	$5,270,114	$(5,478,950)	$(17,333)	$17,333	$1,239,165

Net income	—	—	274,371	—	—	—	274,371
Deferred compensation activity	—	—	—	—	(34)	34	—
Purchase of common stock for treasury	—	—	—	(291,743)	—	—	(291,743)
Equity-based compensation	—	32,459	—	—	—	—	32,459
Excess tax benefit from equity benefit plan activity	—	10,949	—	—	—	—	10,949
Proceeds from stock options exercised	—	33,938	—	—	—	—	33,938
Treasury stock issued upon option exercise and restricted share vesting	—	(25,371)	—	25,371	—	—	—
Balance, September 30, 2016	$206	$1,499,770	$5,544,485	$(5,745,322)	$(17,367)	$17,367	$1,299,139

The Company repurchased 178 shares of its common stock during the nine months ended September 30, 2016. The Company settles stock option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 77 shares were issued from the treasury account during the nine months ended September 30, 2016 in settlement of stock option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warranty reserve, beginning of period	$87,953	$85,874	$87,407	$94,060
Provision	11,622	12,674	33,331	32,899
Payments	(11,551)	(12,617)	(32,714)	(41,028)
Warranty reserve, end of period	$88,024	$85,931	$88,024	$85,931

10.	Segment Disclosures

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Homebuilding Mid Atlantic	$873,490	$792,532	$2,279,207	$2,094,820
Homebuilding North East	123,754	120,143	329,674	317,510
Homebuilding Mid East	327,387	299,157	877,921	705,670
Homebuilding South East	182,820	162,635	503,894	419,116
Mortgage Banking	30,118	27,884	79,082	66,617
Total consolidated revenues	$1,537,569	$1,402,351	$4,069,778	$3,603,733

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Profit before taxes:
Homebuilding Mid Atlantic	$81,137	$88,058	$191,476	$217,665
Homebuilding North East	8,711	10,745	18,354	29,359
Homebuilding Mid East	34,699	29,958	87,488	52,607
Homebuilding South East	16,548	17,372	45,159	38,812
Mortgage Banking	18,155	16,966	42,503	35,847
Total segment profit before taxes	159,250	163,099	384,980	374,290
Reconciling items:
Contract land deposit reserve adjustment (1)	785	4,705	3,421	11,511
Equity-based compensation expense	(11,081)	(13,571)	(32,459)	(39,874)
Corporate capital allocation (2)	50,032	45,690	140,606	124,033
Unallocated corporate overhead	(18,459)	(18,055)	(74,485)	(67,803)
Consolidation adjustments and other	9,798	9,147	25,660	11,477
Corporate interest expense	(5,322)	(6,019)	(14,688)	(17,591)
Reconciling items sub-total	25,753	21,897	48,055	21,753
Consolidated profit before taxes	$185,003	$184,996	$433,035	$396,043

	September 30, 2016	December 31, 2015
Assets:
Homebuilding Mid Atlantic	$1,223,426	$994,804
Homebuilding North East	145,191	133,106
Homebuilding Mid East	253,806	220,094
Homebuilding South East	229,682	175,572
Mortgage Banking	326,656	372,203
Total segment assets	2,178,761	1,895,779
Reconciling items:
Consolidated variable interest entity	1,247	1,749
Cash and cash equivalents	249,728	397,522
Deferred taxes	171,941	161,805
Intangible assets and goodwill	51,872	52,909
Contract land deposit reserve	(38,817)	(42,239)
Consolidation adjustments and other	48,484	44,193
Reconciling items sub-total	484,455	615,939
Consolidated assets	$2,663,216	$2,511,718

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
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,960	$28,743	$87,911	$78,412
Homebuilding North East	4,572	4,451	13,972	11,566
Homebuilding Mid East	7,366	7,472	21,523	20,079
Homebuilding South East	6,134	5,024	17,200	13,976
Total	$50,032	$45,690	$140,606	$124,033

11.	Fair Value

GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of September 30, 2016 was $633,000.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $596,303 at September 30, 2016.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2016, there were contractual commitments to extend credit to borrowers aggregating $553,600 and open forward delivery contracts aggregating $757,756, which hedge both the rate lock loan commitments and closed loans held for sale.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 95 basis points of the loan amount as of September 30, 2016, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 13% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $291,303 included on the accompanying condensed consolidated balance sheet has been increased by $2,760 from the aggregate principal balance of $288,543.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of September 30, 2016, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$6,256
Gross liabilities	1,379
Net rate lock commitments	$4,877	NVRM - Other assets
Forward sales contracts:
Gross assets	$174
Gross liabilities	1,304
Net forward sales contracts	$1,130	NVRM - Accounts payable and other liabilities

The fair value measurement as of September 30, 2016 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$553,600	$(738)	$1,024	$4,591	$—	$4,877
Forward sales contracts	$757,756	—	—	—	(1,130)	(1,130)
Mortgages held for sale	$288,543	(51)	81	2,730	—	2,760
Total fair value measurement		$(789)	$1,105	$7,321	$(1,130)	$6,507

For the three and nine months ended September 30, 2016, NVRM recorded a fair value adjustment to expense of $758 and $826, respectively.  For the three and nine months ended September 30, 2015, NVRM recorded a fair value adjustment to income of $3,429 and $5,040, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

12.	Debt

As of September 30, 2016, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. Additionally, following the Company’s adoption of ASU 2015-03 as of January 1, 2016, as further discussed in Note 1, the Senior Notes have been reflected net of unamortized debt issuance costs of $3,031 and $3,413 as of September 30, 2016 and December 31, 2015, respectively.

On July 15, 2016, NVR entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”).  Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes.  Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $8,200 was outstanding at September 30, 2016, and a $25,000 sublimit for a swing line commitment.

The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at September 30, 2016.

NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement expires on July 26, 2017. At September 30, 2016, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at September 30, 2016.

13.	Commitments and Contingencies

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, the Company has recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both September 30, 2016 and December 31, 2015.

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

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to address the diversity in practice of how certain cash receipts and payments are presented on the statement of cash flows. The standard requires that the guidance be applied retrospectively in the first interim and annual periods in which an entity adopts the guidance. The standard is effective for the Company as of January 1, 2018, and early adoption is permitted. The Company is currently evaluating the effect that the standard will have on its consolidated statements of cash flows and related disclosures.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

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

As of September 30, 2016, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 72,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $399,700 and $2,000, respectively. Included in the number of controlled lots are approximately 5,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $38,800 as of September 30, 2016.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $51,500 in six JVs, expected to produce approximately 7,500 lots. Of the lots to be produced by the JVs, approximately 4,200 lots were controlled by us and approximately 3,300 were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $62,300 that we intend to develop into approximately 800 finished lots.  We had additional funding commitments of approximately $13,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $7,300.

See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 10,900 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $16,600 and $350, respectively, as of September 30, 2016, of which approximately $2,300 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The first nine months of 2016 continued the trend experienced in 2015 of steady new home demand.  However, new home prices continued to be constrained by an increased number of new home communities in many markets.  The housing market also continues to face challenges from tight mortgage underwriting standards.

Our consolidated revenues for the third quarter of 2016 totaled $1,537,600, a 10% increase from the third quarter of 2015.  Net income for the third quarter ended September 30, 2016 was $117,400, or $28.46 per diluted share, increases of 1% and 5% when compared to net income and diluted earnings per share in the third quarter of 2015, respectively. Our homebuilding gross profit margin percentage decreased to 17.6% in the third quarter of 2016 from 19.1% in the third quarter of 2015. New orders, net of cancellations (“New Orders”) increased 7% in the third quarter of 2016 compared to the third quarter of 2015, and the average sales price for New Orders in the third quarter of 2016 of $392.8 increased 4% compared to the third quarter of 2015.

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

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Financial Data:
Revenues	$1,507,451	$1,374,467	$3,990,696	$3,537,116
Cost of sales	$1,242,292	$1,111,672	$3,294,421	$2,880,194
Gross profit margin percentage	17.6%	19.1%	17.4%	18.6%
Selling, general and administrative expenses	$92,867	$88,664	$290,925	$279,207
Operating Data:
Settlements (units)	3,922	3,607	10,509	9,316
Average settlement price	$384.1	$380.4	$378.0	$379.2
New orders (units)	3,477	3,258	11,938	10,980
Average new order price	$392.8	$378.9	$383.6	$377.4
Backlog (units)			7,658	7,139
Average backlog price			$389.4	$380.6
New order cancellation rate	17.7%	16.7%	15.1%	14.1%

Consolidated Homebuilding - Three Months Ended September 30, 2016 and 2015

Homebuilding revenues increased 10% for the third quarter of 2016 compared to the third quarter of 2015, as a result of a 9% increase in the number of units settled and a 1% increase in the average settlement price quarter over quarter.  The increase in the number of units settled is primarily attributable to an 8% higher backlog unit balance entering the third quarter of 2016 compared to backlog entering the third quarter of 2015.

Gross profit margin percentage in the third quarter of 2016 decreased 153 basis points to 17.6% compared to the third quarter of 2015 due to higher construction and lot costs.

The number of New Orders and average sales price of New Orders increased 7% and 4%, respectively, in the third quarter of 2016 compared to the third quarter of 2015.  New Orders increased in each of our market segments due to more favorable market conditions in the third quarter of 2016 compared to the third quarter of 2015.  Additionally, New Orders were favorably impacted by a 3% increase in the average number of active communities quarter over quarter. The increase in the average sales price of New Orders was driven by a shift in New Orders to higher priced communities quarter over quarter.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2016 increased 5% compared to the third quarter of 2015 but as a percentage of revenue decreased to 6.2% in 2016 from 6.5% in 2015.  SG&A expenses were higher due primarily to increased personnel costs attributable to higher headcount quarter over quarter.

Consolidated Homebuilding - Nine Months Ended September 30, 2016 and 2015

Homebuilding revenues increased 13% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as a result of a 13% increase in the number of units settled period over period.  The increase in the number of units settled is primarily attributable to a 14% higher backlog unit balance entering 2016 compared to backlog entering 2015.

Gross profit margin percentage in the first nine months of 2016 decreased 112 basis points to 17.4% compared to 18.6% in 2015, due to higher construction and selling related costs during the first nine months of 2016 compared to the same period in 2015.

The number of New Orders and the average sales price of New Orders increased 9% and 2%, respectively, in the first nine months of 2016 when compared to the first nine months of 2015.  New Orders and the average sales price of New Orders increased in each of our market segments due to more favorable market conditions in the first nine months of 2016 compared to the first nine months of 2015. Additionally, New Orders were favorably impacted by a 2% increase in the average number of active communities period over period.

SG&A expenses in the first nine months of 2016 increased 4% compared to the first nine months of 2015 but as a percentage of revenue decreased to 7.3% in 2016 from 7.9% in 2015.  SG&A expenses were higher due to increased personnel costs attributable to higher headcount, and increased marketing costs attributable to the increase in the number of active communities period over period.

Backlog units and dollars were 7,658 units and $2,981,894, respectively, as of September 30, 2016 compared to 7,139 units and $2,716,947, respectively, as of September 30, 2015.  The 7% increase in backlog units was primarily attributable to the aforementioned 9% increase in New Orders in 2016. The 10% increase in backlog dollars was favorably impacted by the increase in backlog units and a 2% increase in the average sales price of New Orders for the six month period ended September 30, 2016 compared to the same period in 2015.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15.1% and 14.1% in the first nine months of 2016 and 2015, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2016 or future years.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

Reportable Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For additional information regarding our contract land deposit impairment analysis, see the Critical Accounting Policies section within this Management Discussion and Analysis.  For presentation purposes below, the contract land deposit reserve at September 30, 2016 and 2015 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,000 and $2,600 at September 30, 2016 and 2015, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2016 and 2015:

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Mid Atlantic	$873,490	$792,532	$2,279,207	$2,094,820
North East	123,754	120,143	329,674	317,510
Mid East	327,387	299,157	877,921	705,670
South East	182,820	162,635	503,894	419,116

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit margin:
Mid Atlantic	$148,539	$149,582	$383,353	$393,406
North East	20,174	21,556	53,051	58,724
Mid East	58,781	53,666	157,843	120,594
South East	33,769	31,565	93,612	79,974

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profit:
Mid Atlantic	$81,137	$88,058	$191,476	$217,665
North East	8,711	10,745	18,354	29,359
Mid East	34,699	29,958	87,488	52,607
South East	16,548	17,372	45,159	38,812

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit margin percentage:
Mid Atlantic	17.0%	18.9%	16.8%	18.8%
North East	16.3%	17.9%	16.1%	18.5%
Mid East	18.0%	17.9%	18.0%	17.1%
South East	18.5%	19.4%	18.6%	19.1%

Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,984	$440.2	1,795	$440.3	5,201	$434.9	4,770	$438.4
North East	330	$375.0	337	$356.5	896	$367.9	899	$353.1
Mid East	1,013	$322.5	915	$326.8	2,708	$323.9	2,171	$324.9
South East	595	$307.3	560	$290.3	1,704	$295.7	1,476	$283.8
Total	3,922	$384.1	3,607	$380.4	10,509	$378.0	9,316	$379.2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,817	$444.6	1,662	$436.2	6,088	$441.0	5,520	$439.2
North East	305	$387.9	304	$362.1	960	$377.6	936	$360.3
Mid East	769	$341.2	730	$324.0	2,829	$326.0	2,686	$320.2
South East	586	$302.3	562	$290.1	2,061	$296.2	1,838	$284.3
Total	3,477	$392.8	3,258	$378.9	11,938	$383.6	10,980	$377.4

	As of September 30,
	2016		2015
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,024	$444.3	3,696	$436.3
North East	604	$389.3	625	$360.1
Mid East	1,619	$334.7	1,665	$327.8
South East	1,411	$295.7	1,153	$289.3
Total	7,658	$389.4	7,139	$380.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New order cancellation rate:
Mid Atlantic	17.1%	17.9%	15.1%	14.5%
North East	16.0%	10.9%	16.1%	13.7%
Mid East	17.5%	17.3%	14.5%	13.4%
South East	20.6%	15.2%	15.6%	14.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average active communities:
Mid Atlantic	241	232	237	235
North East	45	38	42	39
Mid East	124	127	129	129
South East	74	72	74	70
Total	484	469	482	473

Homebuilding Inventory:

	September 30, 2016	December 31, 2015
Sold inventory:
Mid Atlantic	$698,346	$485,481
North East	89,613	72,481
Mid East	175,524	140,745
South East	133,904	90,794
Total (1)	$1,097,387	$789,501

	September 30, 2016	December 31, 2015
Unsold lots and housing units inventory:
Mid Atlantic	$106,455	$105,720
North East	11,086	19,674
Mid East	6,494	9,857
South East	8,929	11,726
Total (1)	$132,964	$146,977

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sold and unsold inventory impairments:
Mid Atlantic	$622	$280	$727	$365
North East	39	—	39	62
Mid East	—	160	—	362
South East	99	—	252	—
Total	$760	$440	$1,018	$789

Lots Controlled and Land Deposits:

	September 30, 2016	December 31, 2015
Total lots controlled:
Mid Atlantic	35,800	35,200
North East	5,950	6,100
Mid East	18,600	18,500
South East	16,950	14,700
Total	77,300	74,500

	September 30, 2016	December 31, 2015
Lots included in impairment reserve:
Mid Atlantic	2,650	2,800
North East	1,100	500
Mid East	1,350	2,400
South East	500	400
Total	5,600	6,100

	September 30, 2016	December 31, 2015
Contract land deposits, net:
Mid Atlantic	$244,632	$223,147
North East	27,954	29,805
Mid East	43,807	39,996
South East	63,063	53,299
Total	$379,456	$346,247

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$94	$256	$1,054	$1,311
North East	—	—	—	9
Mid East	137	276	188	297
South East	563	(5)	752	-
Total	$794	$527	$1,994	$1,617

Mid Atlantic

Three Months Ended September 30, 2016 and 2015

The Mid Atlantic segment had an approximate $6,900, or 8%, decrease in segment profit in the third quarter of 2016 compared to the third quarter of 2015 despite an increase in segment revenues of approximately $81,000, or 10% quarter over quarter.  Segment revenues were higher due to an 11% increase in the number of units settled while the average settlement price was flat quarter over quarter. The increase in the number of units settled was favorably impacted by a 9% higher backlog unit balance entering the third quarter of 2016 compared to the third quarter of 2015. The Mid Atlantic segment’s gross profit margin percentage decreased to 17.0% in the third quarter of 2016 from 18.9% in the third quarter of 2015.  Gross profit margin and segment profit were negatively impacted by higher construction and lot costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 9% and 2%, respectively in the third quarter of 2016 compared to the third quarter of 2015. New Orders were favorably impacted by a 4% increase in the average number of active communities quarter over quarter as well as more favorable market conditions in the third quarter of 2016 compared to the third quarter of 2015, which led to a higher absorption rate quarter over quarter.

Nine Months Ended September 30, 2016 and 2015

The Mid Atlantic segment had an approximate $26,200, or 12%, decrease in segment profit in the first nine months of 2016 compared to the first nine months of 2015 despite an increase in segment revenues of approximately $184,400, or 9% period over period.  Segment revenues increased due primarily to a 9% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by a 6% higher backlog unit balance entering 2016 compared to the backlog entering 2015, coupled with a higher backlog turnover rate period over period.  The Mid Atlantic segment’s gross profit margin percentage decreased to 16.8% in the first nine months of 2016 from 18.8% in the first nine months of 2015, due to a 1% decrease in the average settlement price period over period and higher construction and selling related costs.

Segment New Orders increased 10% while the average sales price of New Orders was flat in the first nine months of 2016 compared to the same period in 2015. New Orders improved due to favorable market conditions in the first nine months of 2016 compared to the same period in 2015, which led to a higher absorption rate period over period.

North East

Three Months Ended September 30, 2016 and 2015

The North East segment had an approximate $2,000, or 19%, decrease in segment profit in the third quarter of 2016 compared to the third quarter of 2015, despite an increase in segment revenues of approximately $3,600, or 3%, quarter over quarter.  Segment revenues increased due primarily to a 5% increase in the average settlement price quarter over quarter offset partially by a 2% decrease in the number of units settled. The increase in the average settlement price was attributable to a 7% higher average price of homes in backlog entering the third quarter of 2016 compared to the same period in 2015. The decrease in the number of units settled is attributable to a 4% lower backlog unit balance entering the third quarter of 2016 compared to the same period in 2015. The North East segment’s gross profit margin percentage decreased to 16.3% in the third quarter of 2016 from 17.9% in the third quarter of 2015. Gross profit margin and segment profit were negatively impacted by higher construction and lot costs in the third quarter of 2016 compared to the third quarter of 2015.

Segment New Orders were flat in the third quarter of 2016 compared to the same period in 2015 and the average sales price of New Orders increased 7% quarter over quarter. The increase in the average sales price of New Orders was driven by a shift in New Orders to higher priced communities in the third quarter of 2016 compared to the third quarter of 2015.

Nine Months Ended September 30, 2016 and 2015

The North East segment had an approximate $11,000, or 37%, decrease in segment profit in the first nine months of 2016 compared to the first nine months of 2015, despite an increase in segment revenues of approximately $12,200, or 4%, period over period. The increase in segment revenues was due primarily to a 4% increase in the average settlement price year over year. The North East segment’s gross profit margin percentage decreased to 16.1% in the first nine months of 2016 from 18.5% in the first nine months of 2015. Gross profit margin and segment profit were negatively impacted by higher construction and selling related costs in the first nine months of 2016 compared to the same period in 2015.

Segment New Orders and the average sales price of New Orders increased 3% and 5%, respectively, in the first nine months of 2016 compared to the same period in 2015. New Orders were favorably impacted by an 8% increase in the average number of active communities period over period. The increase in the average sales price of New Orders was driven by a shift in New Orders to higher priced markets in 2016 compared to the same period in 2015.

Mid East

Three Months Ended September 30, 2016 and 2015

The Mid East segment had an approximate $4,700, or 16%, increase in segment profit in the third quarter of 2016 compared to the third quarter of 2015.  The increase in segment profit was driven by an increase of approximately $28,200, or 9%, in revenues quarter over quarter.  The increase in revenues was due to an 11% increase in the number of units settled.  The increase in settlements was attributable to a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage of 18.0% was flat compared to the same period in 2015.

Segment New Orders and the average sales price of New Orders each increased 5% in the third quarter of 2016 compared to the third quarter of 2015.  New Orders improved despite a 2% decrease in the average number of active communities quarter over quarter due to favorable market conditions in the third quarter of 2016 compared to the third quarter of 2015, which led to a higher absorption rate quarter over quarter. The increase in the average sales price of New Orders is attributable to a shift in New Orders to higher priced markets as well as a shift to higher priced communities in certain markets.

Nine Months Ended September 30, 2016 and 2015

The Mid East segment had an approximate $34,900, or 66%, increase in segment profit in the first nine months of 2016 compared to the first nine months of 2015.  The increase in segment profit was driven by an increase of approximately $172,300, or 24%, in revenues period over period, due to a 25% increase in the number of units settled in the first nine months of 2016 compared to the same period in 2015. The increase in the number of units settled is attributable to a 30% higher backlog unit balance entering 2016 compared to backlog entering 2015. The segment’s gross profit margin percentage increased to 18.0% in the first nine months of 2016 from 17.1% in the same period in 2015, due primarily to the increased settlement activity, which allowed us to better leverage certain operating costs in the current year, offset partially by higher selling related costs period over period.

Segment New Orders and the average sales price of New Orders increased 5% and 2%, respectively in the first nine months of 2016 compared to the same period in 2015.  New Orders were favorably impacted by favorable market conditions in the first nine months of 2016 compared to the same period in 2015, which led to a higher absorption rate period over period.

South East

Three Months Ended September 30, 2016 and 2015

The South East segment had an approximate $800, or 5%, decrease in segment profit in the third quarter of 2016 compared to the third quarter of 2015, despite an increase of approximately $20,200, or 12%, in revenues quarter over quarter.  The increase in revenues was due to 6% increases in both the number of units settled and the average settlement price quarter over quarter.  The increase in settlements was attributable to a 23% higher backlog unit balance entering the third quarter of 2016 compared to backlog entering the third quarter of 2015, offset partially by a lower backlog turnover rate quarter over quarter.  The average settlement price was favorably impacted by a 3% higher average price of homes in backlog entering the third quarter of 2016 compared to the third quarter of 2015. The South East segment’s gross profit margin decreased to 18.5% in the third quarter of 2016 from 19.4% in the third quarter of 2015 due to higher construction and selling related costs quarter over quarter.

Segment New Orders and the average sales price of New Orders each increased 4% in the third quarter of 2016 compared to the third quarter of 2015.  New Orders were favorably impacted by a 3% increase in the average number of active communities in the third quarter of 2016 compared to the third quarter of 2015 and by favorable market conditions in the third quarter of 2016 which led to a higher absorption rate quarter over quarter.  The average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets.

Nine Months Ended September 30, 2016 and 2015

The South East segment had an approximate $6,300, or 16%, increase in segment profit in the first nine months of 2016 compared to the first nine months of 2015.  The increase in segment profit was primarily driven by an increase of approximately $84,800, or 20%, in revenues due to a 15% increase in the number of units settled and a 4% increase in the average settlement price period over period. The increase in units settled was attributable to a 33% higher backlog unit balance entering 2016 compared to backlog entering 2015, offset partially by a lower backlog turnover rate during the first nine months of 2016 compared to the same period in 2015.  The South East segment’s gross profit margin decreased to 18.6% in the first nine months of 2016 from 19.1% in the first nine months of 2015 due to higher lot and selling related costs period over period.

Segment New Orders and the average sales price of New Orders increased 12% and 4%, respectively, in the first nine months of 2016 compared to first nine months of 2015.  New Orders were favorably impacted by a 6% increase in the average number of active communities in the first nine months of 2016 compared to the same period in 2015 and by more favorable market conditions in 2016, which led to a higher absorption rate period over period.  The average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding consolidated gross profit:
Mid Atlantic	$148,539	$149,582	$383,353	$393,406
North East	20,174	21,556	53,051	58,724
Mid East	58,781	53,666	157,843	120,594
South East	33,769	31,565	93,612	79,974
Consolidation adjustments and other	3,896	6,426	8,416	4,224
Homebuilding consolidated gross profit	$265,159	$262,795	$696,275	$656,922

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding consolidated profit before taxes:
Mid Atlantic	$81,137	$88,058	$191,476	$217,665
North East	8,711	10,745	18,354	29,359
Mid East	34,699	29,958	87,488	52,607
South East	16,548	17,372	45,159	38,812
Reconciling items:
Contract land deposit impairment reserve (1)	785	4,705	3,421	11,511
Equity-based compensation expense	(10,272)	(12,727)	(30,152)	(37,364)
Corporate capital allocation (2)	50,032	45,690	140,606	124,033
Unallocated corporate overhead	(18,459)	(18,055)	(74,485)	(67,803)
Consolidation adjustments and other	9,798	9,147	25,660	11,477
Corporate interest expense	(5,322)	(6,019)	(14,688)	(17,591)
Reconciling items sub-total	26,562	22,741	50,362	24,263
Homebuilding consolidated profit before taxes	$167,657	$168,874	$392,839	$362,706

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate capital allocation charge:
Mid Atlantic	$31,960	$28,743	$87,911	$78,412
North East	4,572	4,451	13,972	11,566
Mid East	7,366	7,472	21,523	20,079
South East	6,134	5,024	17,200	13,976
Total	$50,032	$45,690	$140,606	$124,033

Mortgage Banking Segment

Three and Nine Months Ended September 30, 2016 and 2015

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loan closing volume:
Total principal	$1,055,163	$951,872	$2,751,410	$2,449,902

Loan volume mix:
Adjustable rate mortgages	4%	15%	6%	16%
Fixed-rate mortgages	96%	85%	94%	84%

Operating profit:
Segment profit	$18,155	$16,966	$42,503	$35,847
Equity-based compensation expense	(809)	(844)	(2,307)	(2,510)
Mortgage banking income before tax	$17,346	$16,122	$40,196	$33,337

Capture rate:	88%	88%	88%	88%

Mortgage banking fees:
Net gain on sale of loans	$22,699	$20,912	$59,386	$48,243
Title services	7,279	6,844	19,265	17,982
Servicing fees	140	128	431	392
	$30,118	$27,884	$79,082	$66,617

Loan closing volume for the three and nine months ended September 30, 2016 increased by approximately $103,300, or 11%, and $301,500, or 12%, respectively, from the same periods for 2015. The increases in loan closing volume during the three and nine months ended September 30, 2016 were primarily attributable to the 9% and 13% increases, respectively, in the homebuilding segment’s number of units settled when compared to the same periods in 2015.

Segment profit for the three and nine months ended September 30, 2016 increased by approximately $1,200, or 7%, and $6,700, or 19%, respectively, from the same periods in 2015. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $2,200 and $12,500 during the three and nine months ended September 30, 2016, respectively, resulting from the aforementioned increase in loan closing volumes and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $1,100 and $6,700 during the three and nine months ended September 30, 2016, respectively, resulting from an increase in personnel costs.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. On July 15, 2016, we entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”).  Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes.  Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,200 outstanding at September 30, 2016, and a $25,000 sublimit for a swing line commitment. The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at September 30, 2016.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement expires on July 26, 2017.  At September 30, 2016, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at September 30, 2016.

There have been no other material changes in our lines of credit and notes payable during the nine months ended September 30, 2016.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

For the nine months ended September 30, 2016, cash and cash equivalents decreased by $162,888.  Cash provided by operating activities was $91,488.  Cash provided by earnings for the nine months ended September 30, 2016 was used to fund the increases in homebuilding inventory of $309,824 and contract land deposits of $32,774. The increase in homebuilding inventory was primarily attributable to an increase in units under construction at September 30, 2016 compared to December 31, 2015.  Cash was provided by net proceeds of $90,880 from mortgage loan activity. Cash was favorably impacted by a $59,736 increase in accounts payable and accrued expenses associated with the increase in homebuilding inventory. Cash was also provided by a $33,732 increase in customer deposits attributable to an increase in our homebuilding sales backlog at September 30, 2016.

Net cash used in investing activities for the nine months ended September 30, 2016 of $7,303 included cash used for purchases of property, plant and equipment of $16,513, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $9,162.

Net cash used in financing activities was $247,073 for the nine months ended September 30, 2016.  Cash was used to repurchase 178,306 shares of our common stock at an aggregate purchase price of $291,743 under our ongoing common stock repurchase program, discussed below.  Stock option exercise activity provided $33,938 in proceeds, and we realized $10,949 in excess income tax benefits from equity-based compensation plan activity.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2016.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the nine months ended September 30, 2016. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, we have recorded a liability associated with an estimated civil penalty amount on the accompanying condensed consolidated financial statements as of both September 30, 2016 and December 31, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands, except per share data)

We had one share repurchase authorization outstanding during the quarter ended September 30, 2016. On November 4, 2015, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000.  The repurchase authorization does not have an expiration date.  We repurchased the following shares of our common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2016	6,189	$1,691.08	6,189	$232,238
August 1 - 31, 2016	64,143	$1,688.94	64,143	$123,905
September 1 - 30, 2016	45,986	$1,662.13	45,986	$47,470
Total	116,318	$1,678.45	116,318

Item 6.	Exhibits

(a) Exhibits:

10.1

Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner. Incorporated by reference from Exhibit 10.1 to NVR’s Current Report on Form 8-K as filed on July 18, 2016.

10.2

Eighth Amendment to Amended and Restated Master Repurchase Agreement dated July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Incorporated by reference from Exhibit 10.2 to NVR’s Quarterly Report on Form 10-Q filed on July 28, 2016.

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

NVR, Inc.

Date: October 28, 2016	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

10.1

Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner. Incorporated by reference from Exhibit 10.1 to NVR’s Current Report on Form 8-K as filed on July 18, 2016.

10.2

Eighth Amendment to Amended and Restated Master Repurchase Agreement dated July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Incorporated by reference from Exhibit 10.2 to NVR’s Quarterly Report on Form 10-Q filed on July 28, 2016.

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