Form 10-K
period 2016-12-31
NVR INC
filed 2017-02-15
CIK 906163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2016, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $6,489,296,000.

As of February 10, 2017 there were 3,704,206 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2017 are incorporated by reference into Part III of this report.

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

We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states and Washington, D.C., primarily in the eastern part of the United States. During 2016, approximately 23% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 13%, respectively, of our 2016 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-nine metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and upscale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. In 2016, our average price of a settled unit was approximately $381,200.

We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots at market prices from various third party land developers pursuant to fixed price finished lot purchase agreements (“Lot Purchase Agreements”) that require deposits that may be forfeited if we fail to perform under the Lot Purchase Agreements. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

We believe that our lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these Lot Purchase Agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained within the Lot Purchase Agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these Lot Purchase Agreements. None of the creditors of any of the development entities with which we have entered these Lot Purchase Agreements have recourse to our general credit. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.

In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using Lot Purchase Agreements with forfeitable deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for additional discussion of lots controlled.  In addition, see Notes 3, 4 and 5 in the accompanying consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

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

Current Business Environment

The housing market in 2016 continued the trend experienced in 2015 of steady new home demand. However, new home prices continued to be constrained due to the competitive market environment. The housing market also continues to face challenges from tight mortgage underwriting standards as well as from higher mortgage interest rates, which towards the end of 2016 began to move up from historical lows. We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvement in job and wage growth and household formation. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Homebuilding

Products

We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 9,000 finished square feet. During 2016, the prices at which we settled homes ranged from approximately $140,000 to $1.8 million and averaged approximately $381,200. During 2015, our average price of homes settled was approximately $379,900.

Markets

Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee

Backlog

Backlog totaled 6,884 units and approximately $2.7 billion at December 31, 2016 compared to backlog of 6,229 units and approximately $2.4 billion at December 31, 2015. Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 16% in 2016 and 15% in both 2015 and 2014. Additionally, during each of 2016, 2015 and 2014, approximately 6% of a reporting quarter’s opening backlog balance cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2016 backlog during 2017. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.

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

Mortgage Banking

We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2016, NVRM closed approximately 12,300 loans with an aggregate principal amount of approximately $4.0 billion as compared to approximately 10,900 loans with an aggregate principal amount of approximately $3.5 billion in 2015.

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

Regulation

NVRM is subject to the rules and regulations of FNMA, GNMA, FHLMC, VA and FHA. These rules and regulations restrict certain activities of NVRM. NVRM is currently eligible and expects to remain eligible to participate in such programs. In addition, NVRM is subject to regulation at the state and federal level, including regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) with respect to specific origination, selling and servicing practices.

Competition and Market Factors

NVRM’s main competition comes from national, regional, and local mortgage bankers, mortgage brokers, credit unions and banks in each of these markets. NVRM competes primarily on the basis of customer service, variety of products offered, interest rates offered, prices of ancillary services and relative financing availability and costs.

Pipeline

NVRM’s mortgage loans in process that had not closed at December 31, 2016 and 2015 had an aggregate principal balance of approximately $1.8 billion and $1.6 billion, respectively. NVRM’s cancellation rate was approximately 34%, 29% and 31% in 2016, 2015 and 2014, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.

Employees

At December 31, 2016, we employed approximately 4,900 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Charters for the Audit, Compensation, Corporate Governance and Nominating Committees of our Board of Directors, Policies and Procedures for the Consideration of Board of Director Candidates, and Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a Group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.

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

Item 1A.	Risk Factors.

Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;
•	the availability of mortgage financing;
•	the availability of adequate land in desirable locations on favorable terms;
•	unexpected changes in customer preferences; and
•	changes in the national economy and in the local economies of the markets in which we operate.

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

These factors and thus, the homebuilding business, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2016, approximately 23% and 11% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 13%, respectively, of our 2016 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.

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

Our mortgage banking business sells all of the loans it originates into the secondary market, usually within 30 days from the date of closing, and has up to $150 million available under a repurchase agreement to fund mortgage closings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Form 10-K for more information about the repurchase agreement. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity within the secondary markets for mortgage loans, or the underwriting requirements by our secondary market investors continue to become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which is limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

If the market value of our inventory or controlled lot position declines, our profit could decrease and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which we generally accomplish by entering into Lot Purchase Agreements and paying forfeitable deposits under the Lot Purchase Agreements to developers for the contractual right to acquire the lots. In the event of adverse changes in economic or market conditions, we may cease further building activities in certain communities or restructure existing Lot Purchase Agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

If the underwriting quality of our mortgage originations is found to be deficient, our profit could decrease and we may incur losses.

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from the date of closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. In the event that a substantial number of the loans that we have originated fall into default and the investors to whom we sold the loans determine that we did not underwrite the loans in accordance with their requirements, we could be required to repurchase the loans from the investor or indemnify the investor for any losses incurred. Any resulting losses could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

If we require working capital greater than that provided by our operations and our credit facility, we may be required to seek to increase the amount available under the facility or seek alternative financing, which might not be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to access financing. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

The homebuilding business has from time to time experienced building material and labor shortages, including fluctuating lumber prices and supply. In addition, strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. Significant increases in costs resulting from these shortages, or delays in construction of homes, could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. The Portland, Thurmont and Farmington leases expire in 2019, the Kings Mountain lease expires in 2022, the Burlington County lease expires in 2024 and the Darlington lease expires in 2025. In addition, we own a production facility with approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 43% and 40% of total capacity in 2016 and 2015, respectively.

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

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that we meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. We have continued discussions with the EPA and DOJ and are presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, in 2015 we recorded a liability and corresponding expense associated with an estimated civil penalty amount.

We are also involved in various other litigation matters arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation matters are expensed as incurred.

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	61	President and Chief Executive Officer of NVR
Daniel D. Malzahn	47	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Jeffrey D. Martchek	51	President of Homebuilding Operations of NVR
Robert W. Henley	50	President of NVRM
Eugene J. Bredow	47	Vice President, Chief Accounting Officer and Controller of NVR

Paul C. Saville was named President and Chief Executive Officer of NVR effective July 1, 2005. Mr. Saville has been employed by NVR since 1981.

Daniel D. Malzahn was named Senior Vice President in February 2016, and continues to serve as Chief Financial Officer and Treasurer of NVR, roles he has occupied since February 20, 2013. From February 1, 2004 through February 20, 2013, Mr. Malzahn was Vice President of Planning and Investor Relations of NVR.  Mr. Malzahn has been employed by NVR since 1994.

Jeffrey D. Martchek was named President of Homebuilding Operations of NVR effective January 1, 2016.  From February 2011 through January 1, 2016, Mr. Martchek was Area President for the Maryland and Virginia homebuilding operations. Mr. Martchek was Area President of NVR’s Mid East homebuilding operations from October 2008 until January 2011.  Mr. Martchek has been employed by NVR since 1988.

Robert W. Henley was named President of NVRM effective October 1, 2012. Mr. Henley served as interim acting President of NVRM from June 1, 2012 until October 1, 2012. From July 1, 2005 through June 1, 2012, Mr. Henley served as Vice President and Controller of NVR.  Mr. Henley has been employed by NVR since 1994.

Eugene J. Bredow was named Chief Accounting Officer in February 2016, and continues to serve as Vice President and Controller of NVR, roles he has occupied since June 1, 2012. From January 2008 through June 1, 2012, Mr. Bredow was the Vice President of Internal Audit and Corporate Governance of NVR.  Mr. Bredow has been employed by NVR since 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are listed and principally traded on the New York Stock Exchange under the ticker symbol “NVR.” The following table sets forth the high and low prices per share for our common stock for each quarter during the years ended December 31, 2016 and 2015:

	High	Low
Prices per share:
2016
Fourth Quarter	$1,695.41	$1,478.04
Third Quarter	$1,845.37	$1,633.00
Second Quarter	$1,801.94	$1,606.75
First Quarter	$1,820.00	$1,462.02
2015
Fourth Quarter	$1,721.95	$1,500.23
Third Quarter	$1,610.00	$1,317.23
Second Quarter	$1,387.40	$1,292.11
First Quarter	$1,377.76	$1,187.84

As of the close of business on February 10, 2017, there were 278 shareholders of record.

We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.

We had two share repurchase authorizations outstanding during the quarter ended December 31, 2016. On November 4, 2015 and November 2, 2016, we publicly announced the Board of Directors’ approval for us to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300 million per authorization. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2016	26,284	$1,608.69	26,284	$5,187
November 1 - 30, 2016 (1)	29,930	$1,565.04	29,930	$258,344
December 1 - 31, 2016	45,768	$1,627.41	45,768	$183,861
Total	101,982	$1,604.28	101,982

(1)

3,405 outstanding shares were repurchased under the November 4, 2015 share repurchase authorization, which fully utilized the authorization. The remaining 26,525 outstanding shares were repurchased under the November 2, 2016 share repurchase authorization.

On February 15, 2017, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to holders of our common stock since December 31, 2011 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2011.

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2011	2012	2013	2014	2015	2016
NVR, Inc.	$100	$134	$150	$186	$240	$243
S&P 500	$100	$116	$154	$175	$177	$198
Dow Jones US Home Construction	$100	$183	$202	$218	$240	$224

Item 6.	Selected Financial Data.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated income statement data:
Homebuilding data:
Revenues	$5,709,223	$5,065,200	$4,375,059	$4,134,481	$3,121,244
Gross profit	1,001,362	946,418	806,473	710,277	545,605
Mortgage Banking data:
Mortgage banking fees	113,321	93,808	69,509	76,786	63,406
Interest income	7,569	6,485	4,940	4,983	4,504
Interest expense	1,086	641	549	545	546
Consolidated data:
Net income	425,262	382,927	281,630	266,477	180,588
Earnings per share:
Basic	$110.53	$95.21	$65.83	$56.25	$36.04
Diluted	$103.61	$89.99	$63.50	$54.81	$35.12
Weighted average number of shares outstanding:
Basic	3,847	4,022	4,278	4,737	5,011
Diluted	4,104	4,255	4,435	4,862	5,142

	December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Homebuilding inventory	$1,092,100	$1,006,526	$869,486	$738,565	$678,131
Contract land deposits, net	379,844	343,295	294,676	236,885	191,538
Total assets (1)	2,643,943	2,511,718	2,347,413	2,481,718	2,599,903
Notes and loans payable (1) (2)	596,455	595,847	595,244	594,760	594,806
Shareholders’ equity	1,304,441	1,239,165	1,124,255	1,261,352	1,480,477
Cash dividends per share	—	—	—	—	—

(1)

In 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability.  The balances as of December 31, 2016 reflect the amounts shown on the accompanying consolidated balance sheets following the adoption of the standard. For comparative purposes, the balances as of December 31, 2015, 2014, 2013 and 2012 have been adjusted and present the Notes net of unamortized debt issuance costs of $3,413, $3,922, $4,430 and $4,939, respectively.

(2)	Balance does not include non-recourse debt related to the consolidated variable interest entity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

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

Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development. We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished lots at market prices from various third party land developers pursuant to Lot Purchase Agreements. These Lot Purchase Agreements require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the Lot Purchase Agreement. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.

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

In certain specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using Lot Purchase Agreements with forfeitable deposits.

As of December 31, 2016, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 73,200 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $396,200 and $2,400, respectively. Included in the number of controlled lots are approximately 4,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $31,300 as of December 31, 2016.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $49,400 in six JVs, expected to produce approximately 7,400 lots. Of the lots to be produced by the JVs, approximately 4,200 lots were controlled by us and approximately 3,200 lots were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $47,000 that we intend to develop into approximately 600 finished lots. We had additional funding commitments of approximately $12,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $7,100.

See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 9,600 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $14,900 as of December 31, 2016, of which approximately $1,400 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

The housing market in 2016 continued the trend experienced in 2015 of steady new home demand. However, new home prices continued to be constrained due to the competitive market environment. The housing market also faces challenges from tight mortgage underwriting standards as well as from higher mortgage interest rates, which towards the end of 2016 began to move up from historical lows.

Our consolidated revenues for the year ended December 31, 2016 totaled $5,822,544, an increase of 13% from $5,159,008 in 2015. Our net income for 2016 was $425,262, or $103.61 per diluted share, increases of 11% and 15% compared to 2015 net income and diluted earnings per share, respectively. Diluted earnings per share was favorably impacted by our ongoing share repurchase program. Our homebuilding gross profit margin percentage decreased to 17.5% in 2016 from 18.7% in 2015. New orders, net of cancellations (“New Orders”) during 2016 increased 11% from 2015 while our average New Order sales price increased 2% to $386.4 in 2016. Our backlog of homes sold but not yet settled with the customer as of December 31, 2016 increased on a unit basis by 11% to 6,884 units and increased on a dollar basis by 14% to $2,704,277 when compared to December 31, 2015.

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

Homebuilding Operations

The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2016	2015	2014
Financial data:
Revenues	$5,709,223	$5,065,200	$4,375,059
Cost of sales	$4,707,861	$4,118,782	$3,568,586
Gross profit margin percentage	17.5%	18.7%	18.4%
Selling, general and administrative expenses	$382,459	$371,127	$358,851
Operating data:
Settlements (units)	14,928	13,326	11,859
Average settlement price	$381.2	$379.9	$368.5
New orders (units)	15,583	14,080	12,389
Average new order price	$386.4	$378.7	$373.7
Backlog (units)	6,884	6,229	5,475
Average backlog price	$392.8	$381.3	$384.6
New order cancellation rate	15.5%	14.5%	14.6%

Consolidated Homebuilding

2016 versus 2015

Homebuilding revenues increased 13% in 2016 compared to 2015, primarily as a result of a 12% increase in the number of units settled year over year. The increase in the number of units settled was attributable to a 14% higher backlog unit balance entering 2016 compared to backlog entering 2015. In addition, the number of units settled was favorably impacted by a 10% increase in New Orders for the first six months of 2016 compared to the same period in 2015.

The number of New Orders and the average sales price of New Orders increased 11% and 2%, respectively, in 2016 compared to 2015. New Orders and the average sales price of New Orders increased in each of our market segments due to more favorable market conditions in 2016 compared to 2015, which led to a higher sales absorption rate year over year. Additionally, New Orders were favorably impacted by a 3% increase in the average number of active communities year over year.

Gross profit margin percentage in 2016 decreased to 17.5% from 18.7% in 2015, due to higher construction and selling related costs year over year. We expect continued gross margin pressure over the next several quarters due to cost pressures.

SG&A expenses in 2016 increased approximately $11,300, or 3% compared to 2015, but as a percentage of revenue decreased to 6.7% from 7.3% year over year. SG&A expenses increased primarily due to an approximate $10,500 increase in marketing costs attributable to the 3% increase in the number of active communities year over year and higher spending levels.

Backlog represents homes sold but not yet settled with the customer. Backlog units and dollars were 6,884 units and $2,704,277, respectively, as of December 31, 2016 compared to 6,229 units and $2,375,182, respectively, as of December 31, 2015. The 11% increase in backlog units was primarily attributable to a 12% increase in New Orders for the six month period ended December 31, 2016 compared to the same period in 2015. The 14% increase in backlog dollars was attributable to the increase in backlog units coupled with a 3% increase in the average New Order sales price for the six month period ended December 31, 2016 compared to the same period in 2015.

Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 16% in 2016 and 15% in both 2015 and 2014. Additionally, during each of 2016, 2015 and 2014, approximately 6% of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2016 backlog during 2017. See “Risk Factors” in Item 1A of this Form 10-K.

The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.

2015 versus 2014

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

The number of New Orders and the average sales price of New Orders increased 14% and 1%, respectively, in 2015 compared to 2014.  New Orders increased in 2015 despite a 3% decrease in the average number of active communities year over year, due to more favorable market conditions in 2015, which led to a higher sales absorption rate in each of our market segments.

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

Reportable Homebuilding Segments

Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined at the corporate headquarters. The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital. We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit. For presentation purposes below, the contract land deposit reserve at December 31, 2016 and 2015 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $2,400 and $3,000 at December 31, 2016 and 2015, respectively, of letters of credit issued as deposits in lieu of cash. The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Mid Atlantic	$3,319,776	$3,022,789	$2,617,108
North East	462,385	432,145	376,862
Mid East	1,192,472	1,014,920	892,513
South East	734,590	595,346	488,576

	Year Ended December 31,
	2016	2015	2014
Gross profit margin:
Mid Atlantic	$561,857	$563,299	$499,172
North East	68,808	79,588	70,462
Mid East	215,335	178,508	141,146
South East	137,787	113,210	89,544

	Year Ended December 31,
	2016	2015	2014
Segment profit:
Mid Atlantic	$301,173	$322,829	$271,965
North East	21,947	37,914	33,390
Mid East	121,166	86,336	47,538
South East	71,098	57,384	37,525

	Year Ended December 31,
	2016	2015	2014
Gross profit margin percentage:
Mid Atlantic	16.9%	18.6%	19.1%
North East	14.9%	18.4%	18.7%
Mid East	18.1%	17.6%	15.8%
South East	18.8%	19.0%	18.3%

Segment Operating Activity:

	Year Ended December 31,
	2016		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	7,512	$439.6	6,879	$439.2	6,129	$426.3
North East	1,246	$371.1	1,221	$353.9	1,089	$346.1
Mid East	3,658	$325.7	3,137	$323.5	2,845	$313.6
South East	2,512	$292.4	2,089	$284.9	1,796	$271.9
Total	14,928	$381.2	13,326	$379.9	11,859	$368.5

	Year Ended December 31,
	2016		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	7,916	$443.1	7,070	$439.5	6,365	$431.4
North East	1,314	$387.1	1,173	$365.9	1,182	$347.8
Mid East	3,659	$329.2	3,485	$321.4	2,963	$320.6
South East	2,694	$296.9	2,352	$287.3	1,879	$278.1
Total	15,583	$386.4	14,080	$378.7	12,389	$373.7

	Year Ended December 31,
	2016		2015		2014
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,541	$443.4	3,137	$435.3	2,946	$434.2
North East	608	$408.7	540	$374.7	588	$349.1
Mid East	1,499	$340.1	1,498	$331.7	1,150	$340.2
South East	1,236	$304.1	1,054	$294.6	791	$290.7
Total	6,884	$392.8	6,229	$381.3	5,475	$384.6

Operating Data:

	Year Ended December 31,
	2016	2015	2014
New order cancellation rate:
Mid Atlantic	15.7%	15.2%	14.9%
North East	15.1%	14.3%	14.8%
Mid East	14.4%	13.4%	12.5%
South East	16.5%	14.2%	16.6%

	Year Ended December 31,
	2016	2015	2014
Average active communities:
Mid Atlantic	239	233	245
North East	42	38	44
Mid East	128	130	127
South East	76	71	72
Total	485	472	488

Homebuilding Inventory:

	As of December 31,
	2016	2015
Sold inventory:
Mid Atlantic	$544,840	$485,481
North East	79,751	72,481
Mid East	141,033	140,745
South East	107,967	90,794
Total (1)	$873,591	$789,501

	As of December 31,
	2016	2015
Unsold lots and housing units inventory:
Mid Atlantic	$117,920	$105,720
North East	6,370	19,674
Mid East	7,218	9,857
South East	10,872	11,726
Total (1)	$142,380	$146,977

(1)

Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, which are not allocated to our operating segments.

	Year Ended December 31,
	2016	2015	2014
Sold and unsold inventory impairments:
Mid Atlantic	$1,127	$321	$530
North East	42	25	21
Mid East	—	363	649
South East	252	—	—
Total	$1,421	$709	$1,200

Lots Controlled and Land Deposits:

	As of December 31,
	2016	2015
Total lots controlled:
Mid Atlantic	35,350	35,200
North East	6,200	6,100
Mid East	19,050	18,500
South East	17,400	14,700
Total	78,000	74,500

	As of December 31,
	2016	2015
Lots included in impairment reserve:
Mid Atlantic	1,950	2,800
North East	550	500
Mid East	1,100	2,400
South East	400	400
Total	4,000	6,100

	As of December 31,
	2016	2015
Contract land deposits, net:
Mid Atlantic	$239,588	$223,147
North East	27,648	29,805
Mid East	44,394	39,996
South East	70,593	53,299
Total	$382,223	$346,247

	Year Ended December 31,
	2016	2015	2014
Contract land deposit impairments, net:
Mid Atlantic	$2,240	$1,840	$1,098
North East	3,530	279	1,647
Mid East	303	409	149
South East	791	250	493
Total	$6,864	$2,778	$3,387

Mid Atlantic

2016 versus 2015

The Mid Atlantic segment had an approximate $21,700, or 7%, decrease in segment profit in 2016 compared to 2015, despite an increase in segment revenues of approximately $297,000, or 10%, year over year.  Segment revenues increased due primarily to a 9% increase in the number of units settled in 2016 compared to 2015. The number of units settled was favorably impacted by a 6% higher backlog unit balance entering 2016 compared to 2015. In addition, units settled in 2016 were favorably impacted by an 11% increase in New Orders for the first six months of 2016 compared to the same period in 2015. The Mid Atlantic segment’s gross profit margin percentage decreased to 16.9% in 2016 from 18.6% in 2015.  Segment profit and gross profit margin were negatively impacted primarily by higher construction and selling related costs.

Segment New Orders and the average sales price for New Orders in 2016 increased 12% and 1%, respectively, compared to the same period in 2015. New Orders increased due to favorable market conditions in 2016 compared to 2015, which led to a higher sales absorption rate year over year. Additionally, segment New Orders were favorably impacted by a 3% increase in the average number of active communities year over year.

2015 versus 2014

The Mid Atlantic segment had an approximate $50,900, or 19%, increase in segment profit in 2015 compared to 2014, driven by an increase in segment revenues of approximately $405,700, or 16%, year over year.  The increase in segment revenues is due primarily to a 12% increase in the number of units settled and a 3% increase in the average settlement price in 2015 compared to 2014. The number of units settled and the average settlement price were favorably impacted by a 9% higher backlog unit balance and a 3% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 13% increase in New Orders and a 3% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.6% in 2015 from 19.1% in 2014, due primarily to higher lot and construction costs year over year.

Segment New Orders and the average sales price for New Orders in 2015 increased 11% and 2%, respectively, compared to the same period in 2014. New Orders increased despite a 5% decrease in the average number of active communities year over year, due to a higher sales absorption rate year over year.  Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.

North East

2016 versus 2015

The North East segment had an approximate $16,000, or 42%, decrease in segment profit in 2016 compared to 2015, despite an increase in segment revenues of approximately $30,200, or 7%, year over year. Segment revenues increased due to a 2% increase in the number of units settled and a 5% increase in the average settlement price. The increase in units settled and average settlement price was primarily attributable to a 4% increase in both segment New Orders and average sales price of New Orders for the first six months of 2016 compared to the same period in 2015. The North East segment’s gross profit margin percentage decreased to 14.9% in 2016 from 18.4% in 2015. Segment profit and gross profit margin were negatively impacted primarily by higher construction costs, service costs and contract land deposit impairments year over year.

Segment New Orders and the average sales price of New Orders in 2016 increased 12% and 6%, respectively, compared to 2015. New Orders were favorably impacted by a 12% increase in the average number of active communities year over year. The increase in the average sales price of New Orders is primarily attributable to a shift in New Orders to higher priced markets in 2016 compared to 2015.

2015 versus 2014

The North East segment had an approximate $4,500, or 14%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $55,300, or 15%, year over year due to a

12% increase in the number of units settled and a 2% increase in the average settlement price. The increase in units settled was attributable to a 19% higher backlog unit balance entering 2015 compared to the backlog unit balance entering 2014, offset partially by a slower backlog turnover rate year over year.  The North East segment’s gross profit margin percentage decreased to 18.4% in 2015 from 18.7% in 2014 due to higher lot costs.

Segment New Orders in 2015 were flat compared to 2014, while the average sales price of New Orders increased 5% year over year. Segment New Orders were negatively impacted by a 12% decrease in the average number of active communities year over year, offset by a higher sales absorption rate. Community sales absorption was impacted by improved market conditions in 2015 compared to 2014.  The increase in the average sales price of New Orders is primarily attributable to a shift in New Orders to our higher priced NVHomes product.

Mid East

2016 versus 2015

The Mid East segment had an approximate $34,800, or 40%, increase in segment profit in 2016 compared to 2015. The increase in segment profit was driven by an increase in segment revenues of approximately $177,600, or 17%, year over year due to a 17% increase in the number of units settled in 2016. The number of units settled was favorably impacted by a 30% higher backlog unit balance entering 2016 compared to 2015. The segment’s gross profit margin percentage increased to 18.1% in 2016 from 17.6% in 2015, due primarily to increased settlement activity, which allowed us to better leverage certain operating costs in 2016.

Segment New Orders and the average sales price of New Orders in 2016 increased 5% and 2%, respectively, compared to 2015.  New Orders were favorably impacted by favorable market conditions in 2016 compared to 2015, which led to a higher sales absorption rate year over year.

2015 versus 2014

The Mid East segment had an approximate $38,800, or 82%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was driven by an increase in segment revenues of approximately $122,400, or 14%, year over year due primarily to a 10% increase in the number of units settled and a 3% increase in the average settlement price. The number of units settled and the average settlement price were favorably impacted by a 11% higher backlog unit balance and a 5% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 14% increase in New Orders and a 2% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The segment’s gross profit margin percentage increased to 17.6% in 2015 from 15.8% in 2014, due primarily to increased settlement activity, which allowed us to better leverage certain operating costs in 2015, offset partially by higher lot costs year over year.

Segment New Orders increased 18%, while the average sales price of New Orders was flat in 2015 compared to 2014.  New Orders were favorably impacted by a 2% increase in the average number of active communities year over year and by a higher sales absorption rate in 2015 compared to 2014 due to improved market conditions year over year.

South East

2016 versus 2015

The South East segment had an approximate $13,700, or 24%, increase in segment profit in 2016 compared to 2015. The increase in segment profit was driven by an increase in segment revenues of approximately $139,200, or 23%, year over year due to a 20% increase in the number of units settled and a 3% increase in the average settlement price. The increase in the number of units settled was attributable to a 33% higher backlog unit balance entering 2016 compared to 2015. In addition, the settlements and the average settlement price increases were favorably impacted by a 16% increase in New Orders and a 4% increase in the average sales price of New Orders, respectively, for the first six months of 2016 compared to the same period in 2015. The South East segment’s gross profit margin percentage decreased to 18.8% in 2016 from 19.0% in 2015, due to higher lot and selling related costs year over year, offset partially by improved leveraging of certain operating costs due to the increase in settlement activity in 2016.

Segment New Orders and the average sales price of New Orders increased 15% and 3%, respectively, in 2016 compared to 2015.  New Orders were favorably impacted by a 7% increase in the average number of active communities year over year, and by more favorable market conditions in 2016, which led to a higher sales absorption rate year over year.

2015 versus 2014

The South East segment had an approximate $19,900, or 53%, increase in segment profit in 2015 compared to 2014. The increase in segment profit was driven by an increase in segment revenues of approximately $106,800, or 22%, year over year due to a 16% increase in the number of units settled and a 5% increase in the average settlement price. The number of units settled and the average settlement price were favorably impacted by a 12% higher backlog unit balance and a 5% higher average price of homes in backlog, respectively, entering 2015 compared to 2014. In addition, the unit and average settlement price increases were favorably impacted by a 26% increase in New Orders and a 3% increase in the average sales price of New Orders, respectively, for the first six months of 2015 compared to the same period in 2014. The South East segment’s gross profit margin percentage increased to 19.0% in 2015 from 18.3% in 2014, due to the increased settlement activity, which allowed us to better leverage certain operating costs in 2015.  Segment gross profit margin was also favorably impacted by a market mix shift in settlements to markets with higher average gross profit margins. These favorable gross profit margin impacts were partially offset by higher lot costs year over year.

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

	Year Ended December 31,
	2016	2015	2014
Homebuilding consolidated gross profit:
Mid Atlantic	$561,857	$563,299	$499,172
North East	68,808	79,588	70,462
Mid East	215,335	178,508	141,146
South East	137,787	113,210	89,544
Consolidation adjustments and other	17,575	11,813	6,149
Homebuilding consolidated gross profit	$1,001,362	$946,418	$806,473

	Year Ended December 31,
	2016	2015	2014
Homebuilding consolidated profit before taxes:
Mid Atlantic	$301,173	$322,829	$271,965
North East	21,947	37,914	33,390
Mid East	121,166	86,336	47,538
South East	71,098	57,384	37,525
Reconciling items:
Contract land deposit impairment reserve (1)	10,933	13,805	3,612
Equity-based compensation expense	(40,482)	(50,738)	(58,501)
Corporate capital allocation (2)	189,992	171,170	152,140
Unallocated corporate overhead	(89,376)	(83,124)	(61,108)
Consolidation adjustments and other	35,204	22,622	23,867
Corporate interest expense	(20,553)	(22,869)	(22,544)
Reconciling items sub-total	85,718	50,866	37,466
Homebuilding consolidated profit before taxes	$601,102	$555,329	$427,884

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2016	2015	2014
Corporate capital allocation charge:
Mid Atlantic	$119,758	$107,705	$96,328
North East	18,132	16,987	12,107
Mid East	28,303	27,263	26,299
South East	23,799	19,215	17,406
Total corporate capital allocation charge	$189,992	$171,170	$152,140

Mortgage Banking Segment

We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2016	2015	2014
Loan closing volume:
Total principal	$3,952,575	$3,492,342	$2,833,612

Loan volume mix:
Adjustable rate mortgages	5%	14%	17%
Fixed-rate mortgages	95%	86%	83%

Operating profit:
Segment profit	$63,711	$51,236	$30,388
Equity-based compensation expense	(3,116)	(3,353)	(4,726)
Mortgage banking profit before tax	$60,595	$47,883	$25,662

Capture rate:	88%	88%	84%

Mortgage banking fees:
Net gain on sale of loans	$85,535	$67,891	$47,791
Title services	27,233	25,427	21,292
Servicing fees	553	490	426
	$113,321	$93,808	$69,509

2016 versus 2015

Loan closing volume in 2016 increased by approximately $460,200, or 13%, from 2015.  The increase was primarily attributable to a 13% increase in the number of loans closed year over year due primarily to the aforementioned increase in the homebuilding segment’s number of settlements in 2016 as compared to 2015.

Segment profit in 2016 increased by approximately $12,500, or 24%, from 2015.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $19,500, or 21%, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $8,200, due primarily to an increase in compensation costs as a result of an increase in average headcount compared to 2015.

2015 versus 2014

Loan closing volume in 2015 increased by approximately $658,700, or 23%, from 2014.  The increase was primarily attributable to a 20% increase in the number of loans closed and a 3% increase in the average loan amount year over year.  The increase in the number of loans closed was primarily due to an increase in the homebuilding segment’s number of settlements in 2015 as compared to 2014 and an increase in the number of loans closed by NVRM for our homebuyers who obtain a mortgage to purchase the home (the “Capture Rate”).  The Capture Rate increased from 84% in 2014 to 88% in 2015. The increase in the average loan amount is consistent with the homebuilding segment’s increase in average settlement price in 2015.

Segment profit in 2015 increased by approximately $20,800, or 69%, from 2014.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses in 2015 compared to 2014. Mortgage banking fees increased by approximately $24,300, resulting from the increase in loan closing volume and higher rate lock commitments year over year. General and administrative expenses increased by approximately $5,200, resulting primarily from an increase in management incentive compensation attributable to the improved operating results in 2015 compared to 2014.

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

We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. At December 31, 2016, we had an allowance for loan losses of approximately $12,700. Although we consider the allowance for loan losses reflected on the December 31, 2016 balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate to cover losses on loans previously originated.

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

Effective Tax Rate

Our consolidated effective tax rate in 2016, 2015 and 2014 was 35.73%, 36.52% and 37.90%, respectively. During 2014, we recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions. We expect our effective tax rate to be subject to increased volatility in 2017 due to our adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, resulting from the change in recognition of the excess tax benefit from equity plan activity.  Currently, excess tax benefits from equity plan activity are recorded in equity, whereas under ASU 2016-09, these excess tax benefits will be recorded to income tax expense.  See additional discussion of ASU 2016-09 in “Recent Accounting Pronouncements Pending Adoption” below.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB delayed the standard’s effective date for one year.  The standard becomes effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The standard became effective for us on January 1, 2017.  The amendments in the standard are to be applied prospectively. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term.  Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard also requires additional disclosures of key information about leasing arrangements. The standard becomes effective for us on January 1, 2019.  We believe that the adoption of this standard will have a material effect on both assets and liabilities presented on the balance sheet, and we are further evaluating the impact of its adoption.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The standard simplifies several aspects of share-based payment accounting, including the recognition of income tax effects, statutory tax withholding requirements and accounting for forfeitures.  The standard became effective for us on January 1, 2017. We believe that the standard will likely have a material effect on net income and earnings per share presented on our consolidated financial statements resulting from the recognition of excess tax benefit from equity plan activity.  Additionally, we have elected to record forfeitures based on actual results which may result in increased volatility in the recognition of compensation expense.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes the way impairment of financial assets is recognized.  The standard will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments.  The standard’s provisions will be applied as a cumulative-effect adjustment to beginning retained earnings as of the effective date. The standard becomes effective for us on January 1, 2020.  Early adoption is permitted for annual and interim periods beginning January 1, 2019.  We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to address the diversity in practice of how certain cash receipts and payments are presented on the statement of cash flows. The standard requires that the guidance be applied retrospectively in the first interim and annual periods in which an entity adopts the guidance. The standard becomes effective for us on January 1, 2018, and early adoption is permitted. We are currently evaluating the effect that the standard will have on our consolidated statements of cash flows and related disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. As a result, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The standard becomes effective for us on January 1, 2018. Early adoption is permitted. We do not believe that the adoption of this standard will have a material effect on our consolidated statements of cash flows and related disclosures.

In January 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The standard becomes effective for us on January 1, 2020. Early adoption is permitted. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

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

Credit Agreement

On July 15, 2016, we entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,300 outstanding at December 31, 2016, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.

The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021. We were in compliance with all covenants under the Credit Agreement at December 31, 2016.  There were no borrowings outstanding under the Credit Agreement as of December 31, 2016.

Repurchase Agreement

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 27, 2016, NVRM entered into the Eighth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and seven earlier amendments, the “Repurchase Agreement”). The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits, and provides for an incremental commitment pursuant to which we may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 26, 2017. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.25%. The Pricing Rate as of December 31, 2016 was 3.06%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2016. At December 31, 2016, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2016. For the year ended December 31, 2016, we repurchased 280,288 shares of our common stock at an aggregate purchase price of $455,351. As of December 31, 2016, we had $183,861 available under Board approved repurchase authorizations.

Cash Flows

For the year ended December 31, 2016, cash and cash equivalents decreased by $28,697. Net cash provided by operating activities was $384,465. Cash provided by earnings in 2016 was used to fund the increase in homebuilding inventory of $85,194, as a result of an increase in units under construction at December 31, 2016 compared to December 31, 2015, and the increase of $32,280 in contract land deposits. Cash was favorably impacted by an increase of $58,532 in accounts payable and accrued expenses associated with the increase in homebuilding inventory and net proceeds of $49,981 from mortgage loan activity. Net cash used in investing activities in 2016 of $9,428 primarily included cash used for purchases of property, plant and equipment of $22,369, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $12,594. Net cash used in financing activities of $403,734, was primarily impacted by our repurchase of 280,288 shares of our common stock for an aggregate purchase price of $455,351 under our ongoing common stock repurchase program as discussed above, offset partially by $38,106 in proceeds from stock option exercises, and $13,661 in realized excess income tax benefits from equity-based compensation plan activity.

For the year ended December 31, 2015, cash and cash equivalents decreased by $120,103. Net cash provided by operating activities was $203,391. Cash provided by earnings in 2015 was used to fund the increase in homebuilding inventory of $134,803, as a result of an increase in units under construction at December 31, 2015 compared to December 31, 2014, and the increase of $37,561in contract land deposits. Cash was favorably impacted by an increase of $55,404 in accounts payable and accrued expenses associated with the increase in homebuilding inventory. Net cash used in investing activities in 2015 of $1,022 included cash used for purchases of property, plant and equipment of $18,277 and investments in our unconsolidated JVs totaling $1,917. These were partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $18,489. Net cash used in financing activities was $322,472, due primarily to our repurchase of 289,687 shares of our common stock for an aggregate purchase price of $431,367, offset partially by $85,948 in proceeds from stock option exercises and $23,311 in realized excess income tax benefits from equity-based compensation plan activity.

For the year ended December 31, 2014, cash and cash equivalents decreased by $320,834. Net cash provided by operating activities was $184,549.  Cash was provided by homebuilding operations and net proceeds of $55,830 from mortgage loan activity.  Cash was used to fund the increase in homebuilding inventory of $127,729, as a result of an increase in the number of units under construction at December 31, 2014 compared to December 31, 2013.  Cash was also used to fund the $57,566 increase in contract land deposits year over year.  Investing activities in 2014 used net cash of $19,082 due primarily to the addition of $31,672 in property, plant and equipment, offset partially by the receipt of $11,569 of capital distributions from unconsolidated JVs. Net cash used in financing activities was $486,301, due primarily to our repurchase of 507,648 shares of our common stock for an aggregate purchase price of $567,544, offset partially by $76,153 in proceeds from stock option exercises.

At December 31, 2016 and 2015, the homebuilding segment had restricted cash of $17,561 and $23,440, respectively. Restricted cash in 2016 was attributable to customer deposits for certain home sales.  Restricted cash in 2015 was attributable to holding requirements related to outstanding letters of credit issued under a letter of credit agreement and customer deposits for certain home sales.

We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement, revolving mortgage repurchase facility and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off-Balance Sheet Arrangements

Lot Acquisition Strategy

We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various land developers under Lot Purchase Agreements that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.

We believe that our lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these Lot Purchase Agreements by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained in the Lot Purchase Agreements. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these Lot Purchase Agreements.

At December 31, 2016, we controlled approximately 78,000 lots through Lot Purchase Agreements, JVs and land under development, with an aggregate purchase price of approximately $7,300,000. These lots are controlled by making or committing to make deposits of approximately $493,200 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to $396,200 in deposits paid and $2,400 in letters of credit issued as of December 31, 2016, plus approximately $94,600 related to deposits to be paid subsequent to

December 31, 2016 assuming that contractual development milestones are met by the developers and we exercise our option, and approximately $1,500 in specific performance obligations (see Contractual Obligations section below). As of December 31, 2016, we had recorded an impairment valuation allowance of approximately $31,300 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2016, we had funding commitments totaling $6,200 to three of our JVs and approximately $12,000 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $7,100.

In addition, we have certain properties under contract with land owners that are expected to yield approximately 9,600 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits of approximately $14,900 as of December 31, 2016, of which approximately $1,400 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting for variable interest entities.

Bonds and Letters of Credit

We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $50,700 of contingent obligations under such agreements as of December 31, 2016, inclusive of the $2,400 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

Mortgage Commitments and Forward Sales

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2016, we had contractual commitments to extend credit to borrowers aggregating $458,161 and open forward delivery contracts aggregating $738,637, which hedge both the rate lock commitments and closed loans held for sale (see Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting).

Contractual Obligations

Our fixed, non-cancelable obligations as of December 31, 2016, were as follows:

	Payments due by year
	Total	2017	2018 to 2019	2020 to 2021	2022 and Later
Debt (1)	$600,000	$—	$—	$—	$600,000
Interest on debt (1)	135,222	23,700	47,400	47,400	16,722
Operating leases (2)	109,191	25,331	36,377	24,723	22,760
Purchase obligations (3)	108,078	*	*	*	*
Uncertain tax positions (4)	29,971	*	*	*	*
Total	$982,462	$49,031	$83,777	$72,123	$639,482

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.
(2)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.
(3)

Amount represents expected payments of forfeitable deposits with land developers under existing Lot Purchase Agreements assuming that contractual development milestones are met by the developers and we exercise our option, specific performance guarantees and estimated contractual obligations for land development agreements. We expect to make the majority of payments of the deposits with land developers within the next three years, but due to the nature of the contractual development milestones that must be met we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.

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

Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct, plus a reasonable profit margin. Unsold inventory is evaluated for impairment by analyzing recent comparable sale prices within the applicable community compared to the costs incurred to date plus the expected costs to complete and a reasonable profit margin. Any calculated impairments are recorded immediately in cost of sales. Beginning in 2017, with our adoption of ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which standardizes the definition of market value, we will no longer include a reasonable profit margin in our inventory impairment analysis.

Land Under Development and Contract Land Deposits

Land Under Development

On a limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.

Land under development, including the land under development held by our unconsolidated JVs and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if they are, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

At December 31, 2016, we had approximately $47,000 in land under development in four separate communities. In addition, at December 31, 2016, we had an aggregate investment totaling approximately $49,400 in six separate JVs that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at December 31, 2016. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Contract Land Deposits

We purchase finished lots under Lot Purchase Agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.

We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we utilize a loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.

Our analysis is focused on whether we can sell houses at an acceptable margin and sales pace in a particular community in the current market with which we are faced. Because we do not own the finished lots on which we had placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes at an acceptable margin and sales pace at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit our deposit and terminate the contract, or whether we will attempt to restructure the lot purchase contract, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether an impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2016 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals

Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2016 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.

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

We calculate the fair value of our non-publicly traded employee Options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an Option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the Option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement. In addition, we are required to estimate future grant forfeitures when considering the amount of stock-based compensation costs to record. We have concluded that our historical forfeiture rate is the best measure to base our estimate of future forfeitures of equity-based compensation grants. However, there can be no assurance that our future forfeiture rate will not be materially higher or lower than our historical forfeiture rate, which would affect the aggregate cumulative compensation expense recognized. Beginning in 2017, with our adoption of ASU 2016-09, Compensation - Stock Compensation, we will no longer estimate future grant forfeitures but will instead recognize grant forfeitures in the period in which they occur.

In addition, when recognizing stock based compensation cost related to “performance condition” Option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during a specified three year period based on the date of Option grant. While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition Option grants that would otherwise have been recognized to date.

Although we believe that the compensation costs recognized in 2016 are representative of the cumulative ratable amortization of the grant-date fair value of unvested options outstanding and expected to be exercised, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.

Mortgage Loan Loss Allowance

We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain an allowance for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the allowance for loan losses reflected on the December 31, 2016 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage loan loss allowance.

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

(dollars in thousands)

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

In July 2016, we entered into a Credit Agreement which provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,300 outstanding at December 31, 2016, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.  At December 31, 2016, there was no debt outstanding under the Facility.

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

NVRM has available a mortgage Repurchase Agreement, which as of December 31, 2016 provided for loan repurchases up to $150,000 with an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the agreement by up to $50,000 in the aggregate. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.25%. At December 31, 2016, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2016. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
									Fair
	2017	2018	2019	2020	2021	Thereafter		Total	Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$357,912	—	—	—	—	—		$357,912	$351,958
Average interest rate	3.9%	—	—	—	—	—		3.9%

Other:
Forward trades of mortgage-backed securities (a)	$8,064	—	—	—	—	—		$8,064	$8,064
Forward loan commitments (a)	$2,076	—	—	—	—	—		$2,076	$2,076

Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$326,873	—	—	—	—	—		$326,873	$326,873
Average interest rate	0.5%	—	—	—	—	—		0.5%

Interest rate sensitive liabilities:
Fixed rate obligations (b)	$—	—	—	—	—	$600,00	0	$600,000	$612,000
Average interest rate	—	—	—	—	—	4.0%		4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.
(b)	The Senior Notes mature in 2022.

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed in Item 15 are filed as part of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2016 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Item 10 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2017. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of this Form 10-K.

Item 11.	Executive Compensation.

Item 11 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2017.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2016 for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	974,221	$1,075.45	312,471
Equity compensation plans not approved by security holders	117,968	$683.04	—
Total	1,092,189	$1,033.07	312,471

(1)

This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 Equity Incentive Plan, which was approved by our shareholders at our May 4, 2010 Annual Meeting. At December 31, 2016, there are 15,951 RSUs outstanding, issued at a $0 exercise price. Of the total 312,471 shares remaining available for future issuance under the shareholder approved plans, up to 37,774 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans, excluding outstanding RSUs, was $1,093.35.

Equity compensation plans approved by our shareholders include: the 1998 Management Long-Term Stock Option Plan, the 1998 Directors’ Long-Term Stock Option Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2017.

Item 14.	Principal Accountant Fees and Services.

Item 14 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

NVR, Inc. - Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Form of Global Note.	8-K		4.2	9/10/2012
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015.	10-Q		10.3	11/6/2015
10.4*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.5*	Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated January 1, 2016.	10-K		10.5	2/17/2016
10.6*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.7*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.8*	NVR, Inc. 1998 Management Long-Term Stock Option Plan.	S-8	333-79951	4	6/4/1999
10.9*	NVR, Inc. 1998 Directors’ Long-Term Stock Option Plan.	S-8	333-79949	4	6/4/1999
10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan.	S-8	333-56732	99.1	3/8/2001
10.11*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.12*	Description of the Board of Directors’ compensation arrangement.	10-K		10.27	2/28/2005
10.13*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.1	5/7/2014
10.15*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.16*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.3	5/7/2014
10.17*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.18*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.19*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.1	7/30/2013
10.20*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.21*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.22*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.23*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly-Based Stock Option Plan.	8-K		10.1	1/3/2008
10.24*	The Form of Non-Qualified Stock Option Agreement under the 1998 Directors’ Long-Term Stock Option Plan.	10-K		10.34	2/22/2008
10.25	Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.1	1/21/2016
10.26	First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.2	1/21/2016
10.27	Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.3	1/21/2016
10.28	Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.4	1/21/2016
10.29	Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.5	1/21/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.30	Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.6	1/21/2016
10.31	Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.7	1/21/2016
10.32	Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.8	1/21/2016
10.33	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.2	7/28/2016
10.34	Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	7/18/2016
10.35*	Summary of 2017 Named Executive Officer annual incentive compensation plan. Filed herewith.
10.36*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 15, 2017
Dwight C. Schar
/s/ C. E. Andrews	Director	February 15, 2017
C. E. Andrews
/s/ Timothy M. Donahue	Director	February 15, 2017
Timothy M. Donahue
/s/ Thomas D. Eckert	Director	February 15, 2017
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 15, 2017
Alfred E. Festa
/s/ Ed Grier	Director	February 15, 2017
Ed Grier
/s/ Manuel H. Johnson	Director	February 15, 2017
Manuel H. Johnson
/s/ Mel Martinez	Director	February 15, 2017
Mel Martinez
/s/ William A. Moran	Director	February 15, 2017
William A. Moran
/s/ David A. Preiser	Director	February 15, 2017
David A. Preiser
/s/ W. Grady Rosier	Director	February 15, 2017
W. Grady Rosier
/s/ Susan W. Ross	Director	February 15, 2017
Susan W. Ross
/s/ Paul W. Whetsell	Director	February 15, 2017
Paul W. Whetsell
/s/ Paul C. Saville	Principal Executive Officer	February 15, 2017
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 15, 2017
Daniel D. Malzahn
/s/ Eugene J. Bredow	Principal Accounting Officer	February 15, 2017
Eugene J. Bredow

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVR, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVR, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

NVR, Inc.:

We have audited NVR, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NVR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NVR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NVR, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 15, 2017

NVR, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015

ASSETS
Homebuilding:
Cash and cash equivalents	$375,748	$397,522
Restricted cash	17,561	23,440
Receivables	18,937	11,482
Inventory:
Lots and housing units, covered under sales agreements with customers	883,868	785,982
Unsold lots and housing units	145,065	147,832
Land under development	46,999	60,611
Building materials and other	16,168	12,101
	1,092,100	1,006,526

Assets related to consolidated variable interest entity	1,251	1,749
Contract land deposits, net	379,844	343,295
Property, plant and equipment, net	45,915	44,651
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	2,599	3,982
Deferred tax assets, net	170,652	161,805
Other assets	87,159	96,136
	2,233,346	2,132,168

Mortgage Banking:
Cash and cash equivalents	19,657	26,804
Restricted cash	1,857	2,038
Mortgage loans held for sale, net	351,958	319,553
Property and equipment, net	4,903	5,313
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	24,875	18,495
	410,597	379,550
Total assets	$2,643,943	$2,511,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$251,212	$227,437
Accrued expenses and other liabilities	336,318	304,922
Liabilities related to consolidated variable interest entity	882	1,091
Customer deposits	122,236	110,965
Senior notes	596,455	595,847
	1,307,103	1,240,262
Mortgage Banking:
Accounts payable and other liabilities	32,399	32,291
	32,399	32,291
Total liabilities	1,339,502	1,272,553

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2016 and December 31, 2015	206	206
Additional paid-in capital	1,515,828	1,447,795
Deferred compensation trust – 108,640 and 108,614 shares of NVR, Inc. common stock as of December 31, 2016 and December 31, 2015, respectively	(17,375)	(17,333)
Deferred compensation liability	17,375	17,333
Retained earnings	5,695,376	5,270,114
Less treasury stock at cost – 16,862,327 and 16,664,342 shares as of December 31, 2016 and December 31, 2015, respectively	(5,906,969)	(5,478,950)
Total shareholders' equity	1,304,441	1,239,165
Total liabilities and shareholders' equity	$2,643,943	$2,511,718

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Homebuilding:
Revenues	$5,709,223	$5,065,200	$4,375,059
Other income	2,820	2,956	2,853
Cost of sales	(4,707,861)	(4,118,782)	(3,568,586)
Selling, general and administrative	(382,459)	(371,127)	(358,851)
Operating income	621,723	578,247	450,475
Interest expense	(20,621)	(22,918)	(22,591)
Homebuilding income	601,102	555,329	427,884

Mortgage Banking:
Mortgage banking fees	113,321	93,808	69,509
Interest income	7,569	6,485	4,940
Other income	1,652	1,113	778
General and administrative	(60,861)	(52,882)	(49,016)
Interest expense	(1,086)	(641)	(549)
Mortgage banking income	60,595	47,883	25,662

Income before taxes	661,697	603,212	453,546
Income tax expense	(236,435)	(220,285)	(171,916)

Net income	$425,262	$382,927	$281,630

Basic earnings per share	$110.53	$95.21	$65.83

Diluted earnings per share	$103.61	$89.99	$63.50

Basic weighted average shares outstanding	3,847	4,022	4,278

Diluted weighted average shares outstanding	4,104	4,255	4,435

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2013	$206	$1,212,050	$4,605,557	$(4,556,461)	$(17,741)	$17,741	$1,261,352

Net income	—	—	281,630	—	—	—	281,630
Deferred compensation activity	—	—	—	—	408	(408)	—
Purchase of common stock for treasury	—	—	—	(567,544)	—	—	(567,544)
Equity-based compensation	—	63,227	—	—	—	—	63,227
Tax benefit from equity benefit plan activity	—	9,437	—	—	—	—	9,437
Proceeds from stock options exercised	—	76,153	—	—	—	—	76,153
Treasury stock issued upon option exercise and restricted share vesting	—	(35,372)	—	35,372	—	—	—
Balance, December 31, 2014	206	1,325,495	4,887,187	(5,088,633)	(17,333)	17,333	1,124,255

Net income	—	—	382,927	—	—	—	382,927
Purchase of common stock for treasury	—	—	—	(431,367)	—	—	(431,367)
Equity-based compensation	—	54,091	—	—	—	—	54,091
Tax benefit from equity benefit plan activity	—	23,311	—	—	—	—	23,311
Proceeds from stock options exercised	—	85,948	—	—	—	—	85,948
Treasury stock issued upon option exercise and restricted share vesting	—	(41,050)	—	41,050	—	—	—
Balance, December 31, 2015	206	1,447,795	5,270,114	(5,478,950)	(17,333)	17,333	1,239,165

Net income	—	—	425,262	—	—	—	425,262
Deferred compensation activity	—	—	—	—	(42)	42	—
Purchase of common stock for treasury	—	—	—	(455,351)	—	—	(455,351)
Equity-based compensation	—	43,598	—	—	—	—	43,598
Tax benefit from equity benefit plan activity	—	13,661	—	—	—	—	13,661
Proceeds from stock options exercised	—	38,106	—	—	—	—	38,106
Treasury stock issued upon option exercise and restricted share vesting	—	(27,332)	—	27,332	—	—	—
Balance, December 31, 2016	$206	$1,515,828	$5,695,376	$(5,906,969)	$(17,375)	$17,375	$1,304,441

See notes to consolidated financial statements.

NVR, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$425,262	$382,927	$281,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,269	21,534	17,614
Excess income tax benefit from equity-based compensation	(13,661)	(23,311)	(9,437)
Equity-based compensation expense	43,598	54,091	63,227
Contract land deposit recoveries, net	(4,269)	(11,058)	(225)
Gain on sale of loans, net	(85,535)	(67,891)	(47,791)
Deferred tax (benefit) expense	(10,024)	1,902	(4,176)
Mortgage loans closed	(3,660,269)	(3,111,413)	(2,469,876)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,710,250	3,059,889	2,525,706
Distribution of earnings from unconsolidated joint ventures	9,094	15,511	8,431
Net change in assets and liabilities:
Increase in inventory	(85,194)	(134,803)	(127,729)
Increase in contract land deposits	(32,280)	(37,561)	(57,566)
Increase in receivables	(9,083)	(1,527)	(533)
Increase in accounts payable and accrued expenses	58,532	55,404	60
Increase in customer deposits	11,271	4,210	5,733
Other, net	4,504	(4,513)	(519)
Net cash provided by operating activities	384,465	203,391	184,549

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(653)	(1,917)	—
Distribution of capital from unconsolidated joint ventures	12,594	18,489	11,569
Purchase of property, plant and equipment	(22,369)	(18,277)	(31,672)
Proceeds from the sale of property, plant and equipment	1,000	683	1,021
Net cash used in investing activities	(9,428)	(1,022)	(19,082)

Cash flows from financing activities:
Purchase of treasury stock	(455,351)	(431,367)	(567,544)
Net repayments under note payable and credit lines	—	—	(115)
Repayments under non-recourse debt related to consolidated variable interest entity	—	(64)	(3,301)
Distributions to partner in consolidated variable interest entity	(150)	(300)	(931)
Excess income tax benefit from equity-based compensation	13,661	23,311	9,437
Proceeds from the exercise of stock options	38,106	85,948	76,153
Net cash used in financing activities	(403,734)	(322,472)	(486,301)

Net decrease in cash and cash equivalents	(28,697)	(120,103)	(320,834)
Cash and cash equivalents, beginning of the year	425,316	545,419	866,253

Cash and cash equivalents, end of the year	$396,619	$425,316	$545,419

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$20,922	$24,546	$24,464
Income taxes paid during the year, net of refunds	$218,984	$194,670	$181,840

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. At December 31, 2016 and 2015, $1,214 and $990, respectively, of cash related to a consolidated variable interest entity is included in “Assets related to consolidated variable interest entity” on the accompanying consolidated balance sheet.

The homebuilding segment had restricted cash of $17,561 and $23,440 at December 31, 2016 and 2015, respectively. Restricted cash in 2016 was attributable to customer deposits for certain home sales.  Restricted cash in 2015 was attributable to holding requirements related to outstanding letters of credit issued under the Company’s letter of credit agreement and to customer deposits for certain home sales.

The mortgage banking segment had restricted cash of $1,857 and $2,038 at December 31, 2016 and 2015, respectively, which included amounts collected from customers for loans in process and closed mortgage loans held for sale.

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

Contract Land Deposits

The Company purchases finished lots under fixed price lot purchase agreements (“Lot Purchase Agreements”) that require deposits that may be forfeited if NVR fails to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.

NVR maintains an allowance for losses on contract land deposits that reflects the Company’s judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, NVR utilizes an Accounting Standards Codification (“ASC”) 450, Contingencies, loss contingency analysis that is conducted each quarter. In addition to considering market and economic conditions, NVR assesses contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either the Company or the developer along with an analysis of the expected outcome of any such default.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

NVR’s analysis is focused on whether the Company can sell houses at an acceptable margin and sales pace in a particular community in the current market with which the Company is faced. Because the Company does not own the finished lots on which the Company has placed a contract land deposit, if the above analysis leads to a determination that the Company cannot sell homes at an acceptable margin and sales pace at the current contractual lot price, the Company then determines whether it will elect to default under the contract, forfeit the deposit and terminate the contract, or whether the Company will attempt to restructure the lot purchase contract, which may require it to forfeit the deposit to obtain contract concessions from a developer. The Company also assesses whether impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized net pre-tax recoveries of $4,269, $11,058 and $225, respectively, of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of $31,306 and $42,239 impairment valuation allowances at December 31, 2016 and 2015, respectively.

Land Under Development

On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.

Land under development, including the land under development held by the Company’s unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. NVR does not believe that any of the land under development is impaired at this time.

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

Intangible Assets

On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc., which resulted in the Company recording finite-lived intangible assets and goodwill. The Company completed its annual assessment for impairment of goodwill and management determined that there was no impairment. As of December 31, 2016 and 2015, finite-lived intangible assets attributable to the Heartland Homes, Inc. acquisition, net of accumulated amortization, totaled $2,158 and $3,541, respectively. As of both December 31, 2016 and 2015, the goodwill value was $441. The remaining finite-lived intangible assets will be amortized on a straight-line basis over a weighted average life of 3 years.

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

In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2016, there were contractual commitments to extend credit to borrowers aggregating $458,161, and open forward delivery sale contracts aggregating $738,637, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 herein for a description of the Company’s fair value accounting).

Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Weighted average number of shares outstanding used to calculate basic EPS	3,847	4,022	4,278
Dilutive securities:
Stock options and restricted share units	257	233	157
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,104	4,255	4,435

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

The following stock options and restricted share units issued under equity incentive plans were outstanding during the years ended December 31, 2016, 2015 and 2014; however, they were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive securities	87	50	757

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

Comprehensive Income

For the years ended December 31, 2016, 2015 and 2014, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to 2016 presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset.  On January 1, 2016, the Company adopted the standard which on a retrospective basis resulted in the reclassification of the unamortized debt issuance costs related to the Company’s 3.95% Senior Notes due 2022 from the homebuilding “Other assets” line item to the homebuilding “Senior notes” line item in the accompanying condensed consolidated balance sheets.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB delayed the standard’s effective date for one year. The standard is effective for the Company as of January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value.  The amendments in the standard do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The standard is effective for the Company as of January 1, 2017. The amendments in the standard are to be applied prospectively. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term. Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard also requires additional disclosures of key information about leasing arrangements. The standard is effective for the Company as of January 1, 2019. The Company believes that the adoption of this standard will have a material effect on both assets and liabilities presented on the balance sheet, and is further evaluating the impact of its adoption.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The standard simplifies several aspects of share-based payment accounting, including the recognition of income tax effects, statutory tax withholding requirements and accounting for forfeitures. The standard is effective for the Company as of January 1, 2017. The Company believes that the standard will likely have a material effect on net income and earnings per share presented on its consolidated financial statements resulting from the recognition of excess tax benefit from equity plan activity.  Additionally, the Company has elected to record forfeitures based on actual results.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. As a result, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The standard is effective for the Company as of January 1, 2018, and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated statements of cash flows and related disclosures.

In January 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on January 1, 2020, and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

2.	Segment Information, Nature of Operations, and Certain Concentrations

NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-nine metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and upscale buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 30% and 13% of its 2016 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.

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

Following are tables presenting segment revenues, profit before taxes, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Homebuilding Mid Atlantic	$3,319,776	$3,022,789	$2,617,108
Homebuilding North East	462,385	432,145	376,862
Homebuilding Mid East	1,192,472	1,014,920	892,513
Homebuilding South East	734,590	595,346	488,576
Mortgage Banking	113,321	93,808	69,509
Consolidated revenues	$5,822,544	$5,159,008	$4,444,568

	Year Ended December 31,
	2016	2015	2014
Profit before taxes:
Homebuilding Mid Atlantic	$301,173	$322,829	$271,965
Homebuilding North East	21,947	37,914	33,390
Homebuilding Mid East	121,166	86,336	47,538
Homebuilding South East	71,098	57,384	37,525
Mortgage Banking	63,711	51,236	30,388
Total segment profit	579,095	555,699	420,806
Reconciling items:
Contract land deposit reserve adjustment (1)	10,933	13,805	3,612
Equity-based compensation expense	(43,598)	(54,091)	(63,227)
Corporate capital allocation (2)	189,992	171,170	152,140
Unallocated corporate overhead	(89,376)	(83,124)	(61,108)
Consolidation adjustments and other	35,204	22,622	23,867
Corporate interest expense	(20,553)	(22,869)	(22,544)
Reconciling items sub-total	82,602	47,513	32,740
Consolidated profit before taxes	$661,697	$603,212	$453,546

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	As of December 31,
	2016	2015
Assets:
Homebuilding Mid Atlantic	$1,054,779	$994,804
Homebuilding North East	126,720	133,106
Homebuilding Mid East	222,736	220,094
Homebuilding South East	214,225	175,572
Mortgage Banking	403,250	372,203
Total segment assets	2,021,710	1,895,779
Reconciling items:
Consolidated variable interest entity	1,251	1,749
Cash and cash equivalents	375,748	397,522
Deferred taxes	170,652	161,805
Intangible assets and goodwill	51,526	52,909
Contract land deposit reserve	(31,306)	(42,239)
Consolidation adjustments and other	54,362	44,193
Reconciling items sub-total	622,233	615,939
Consolidated assets	$2,643,943	$2,511,718

	Year Ended December 31,
	2016	2015	2014
Interest income:
Mortgage Banking	$7,569	$6,485	$4,940
Total segment interest income	7,569	6,485	4,940
Other unallocated interest income	1,111	1,211	1,311
Consolidated interest income	$8,680	$7,696	$6,251

	Year Ended December 31,
	2016	2015	2014
Interest expense:
Homebuilding Mid Atlantic	$119,808	$107,748	$96,364
Homebuilding North East	18,141	16,991	12,114
Homebuilding Mid East	28,307	27,263	26,300
Homebuilding South East	23,804	19,217	17,409
Mortgage Banking	1,086	641	549
Total segment interest expense	191,146	171,860	152,736
Corporate capital allocation	(189,992)	(171,170)	(152,140)
Senior Notes and other interest	20,553	22,869	22,544
Consolidated interest expense	$21,707	$23,559	$23,140

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Homebuilding Mid Atlantic	$8,089	$7,876	$6,489
Homebuilding North East	2,053	1,571	1,208
Homebuilding Mid East	3,748	4,003	3,212
Homebuilding South East	2,276	2,191	1,715
Mortgage Banking	1,117	1,136	1,089
Total segment depreciation and amortization	17,283	16,777	13,713
Unallocated corporate	4,986	4,757	3,901
Consolidated depreciation and amortization	$22,269	$21,534	$17,614

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$8,838	$8,287	$9,047
Homebuilding North East	3,423	2,220	2,311
Homebuilding Mid East	4,027	3,774	6,982
Homebuilding South East	3,594	1,753	3,472
Mortgage Banking	726	265	2,580
Total segment expenditures for property and equipment	20,608	16,299	24,392
Unallocated corporate	1,761	1,978	7,280
Consolidated expenditures for property and equipment	$22,369	$18,277	$31,672

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2016	2015	2014
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$119,758	$107,705	$96,328
Homebuilding North East	18,132	16,987	12,107
Homebuilding Mid East	28,303	27,263	26,299
Homebuilding South East	23,799	19,215	17,406
Total corporate capital allocation charge	$189,992	$171,170	$152,140

3.	Variable Interest Entities

Lot Purchase Agreements

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

The deposit placed by NVR pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which NVR enters into Lot Purchase Agreements, including the joint venture limited liability corporations, discussed

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

The development entities with which NVR contracts to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from NVR, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of NVR. The Company possesses no more than limited protective legal rights through the Lot Purchase Agreement in the specific finished lots that it is purchasing, and NVR possesses no participative rights in the development entities. Accordingly, NVR does not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, NVR has concluded that it is not the primary beneficiary of the development entities with which the Company enters into Lot Purchase Agreements, and therefore NVR does not consolidate any of these VIEs.

As of December 31, 2016, NVR controlled approximately 73,200 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $396,200 and $2,400, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 9,600 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash totaling approximately $14,900 as of December 31, 2016, of which approximately $1,400 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Contract land deposits	$411,150	$385,534
Loss reserve on contract land deposits	(31,306)	(42,239)
Contract land deposits, net	379,844	343,295
Contingent obligations in the form of letters of credit	2,379	3,302
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$383,728	$348,102

(1)	As of both December 31, 2016 and 2015, the Company was committed to purchase 10 finished lots under specific performance obligations.

4.	Joint Ventures

On a limited basis, NVR obtains finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that NVR is a non-controlling member and is at risk only for the amount the Company has invested, or committed to invest, in addition to any deposits placed under Lot Purchase Agreements with the joint venture. NVR is not a borrower, guarantor or obligor on any debt of the JVs, as applicable. The Company enters into a standard Lot Purchase Agreement to purchase lots from these JVs, and as a result has a variable interest in these JVs.

At December 31, 2016, the Company had an aggregate investment totaling approximately $49,400 in six JVs that are expected to produce approximately 7,400 finished lots, of which approximately 4,200 lots were controlled by the Company and the remaining approximately 3,200 lots were either under contract with unrelated parties or not currently not under contract. In addition, NVR had

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

additional funding commitments in the aggregate totaling $6,200 to three of the JVs at December 31, 2016. The Company has determined that it is not the primary beneficiary of five of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $49,000 and $59,800 at December 31, 2016 and 2015, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

The condensed balance sheets of the consolidated JV at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Assets:
Cash	$1,214	$990
Other assets	37	379
Land under development	—	380
Total assets	$1,251	$1,749

Liabilities and equity:
Accrued expenses	550	567
Equity	701	1,182
Total liabilities and equity	$1,251	$1,749

At December 31, 2015, the Company had an aggregate investment totaling approximately $60,500 in six JVs that were expected to produce approximately 8,000 finished lots, of which approximately 4,700 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently not under contract. In addition, at December 31, 2015, NVR had additional funding commitments in the aggregate totaling $11,500 to three of the JVs.

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

As of December 31, 2016, NVR directly owned four separate raw parcels of land with a carrying value of $46,999 that it intends to develop into approximately 600 finished lots primarily for use in its homebuilding operations. The Company also has additional funding commitments of approximately $12,000 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $7,100. None of the raw parcels had any indicators of impairment as of December 31, 2016.

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

As of December 31, 2015, NVR directly owned four separate raw parcels of land with a carrying value of $60,611 which were expected to produce approximately 980 finished lots.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

6.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots. In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots. Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2016, 2015 and 2014 was as follows:

	December 31,
	2016	2015	2014
Interest capitalized, beginning of year	$4,434	$4,072	$3,294
Interest incurred	25,951	25,155	24,994
Interest charged to interest expense	(21,707)	(23,559)	(23,140)
Interest charged to cost of sales	(3,572)	(1,234)	(1,076)
Interest capitalized, end of year	$5,106	$4,434	$4,072

7.	Related Party Transactions

During the year ended December 31, 2016, NVR entered into Lot Purchase Agreements to purchase finished building lots for a total purchase price of approximately $65,200 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, William Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2016, 2015 and 2014, NVR purchased developed lots at market prices from Elm Street for approximately $44,500, $41,200 and $50,100, respectively. The Company also continues to control a parcel of raw land expected to yield approximately 2,400 finished lots through a joint venture entered into with Elm Street during 2009. NVR did not make any capital contributions to that joint venture in 2016 or 2015. Further, during 2016, 2015 and 2014, the Company paid Elm Street $143 per year to manage the development of a property that the Company purchased from Elm Street in 2010.

8.	Property, Plant and Equipment (“PP&E”)

	December 31,
	2016	2015
Homebuilding:
Office facilities and other	$33,352	$31,696
Model home furniture and fixtures	34,924	33,041
Production facilities	58,068	51,636
Gross Homebuilding PP&E	126,344	116,373
Less: accumulated depreciation	(80,429)	(71,722)
Net Homebuilding PP&E	$45,915	$44,651
Mortgage Banking:
Office facilities and other	$11,379	$10,629
Less: accumulated depreciation	(6,476)	(5,316)
Net Mortgage Banking PP&E	$4,903	$5,313

9.	Debt

Senior Notes

On September 10, 2012, NVR completed an offering for $600,000 of Senior Notes under a shelf registration statement filed on September 5, 2012 with the Securities and Exchange Commission (the “SEC”). The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

and September 15. Additionally, following the Company’s adoption of ASU 2015-03 as of January 1, 2016, the Senior Notes have been reflected net of unamortized debt issuance costs of $2,904 and $3,413 as of December 31, 2016 and 2015, respectively.

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

Credit Agreement

On July 15, 2016, NVR entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $8,300 was outstanding at December 31, 2016, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on the Company’s debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.

The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is July 15, 2021. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2016.  There was no debt outstanding under the Facility at December 31, 2016.

Repurchase Agreement

On July 27, 2016, NVRM entered into the Eighth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and seven earlier amendments, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.25%. The Pricing Rate at December 31, 2016 was 3.06%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. At December 31, 2016, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2016 and 2015, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 26, 2017.

The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2016.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

10.	Common Stock

There were approximately 3,693 and 3,891 common shares outstanding at December 31, 2016 and 2015, respectively. The Company made the following share repurchases during the years indicated:

	Year Ended December 31,
	2016	2015	2014
Aggregate purchase price	$455,351	$431,367	$567,544
Number of shares repurchased	280	290	508

The Company issues shares from the treasury account for all equity plan activity. The Company issued 83, 131 and 123 such shares during 2016, 2015 and 2014, respectively.

11.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$209,454	$180,895	$148,221
State	38,095	36,142	28,881
Deferred:
Federal	(9,230)	2,681	(4,451)
State	(1,884)	567	(735)
	$236,435	$220,285	$171,916

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31,
	2016	2015	2014
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	$13,661	$23,311	$9,437

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$76,498	$77,781
Deferred compensation	7,075	7,280
Equity-based compensation expense	55,077	45,361
Inventory	13,514	12,722
Unrecognized tax benefit	23,954	24,740
Other	10,106	9,391
Total deferred tax assets	186,224	177,275
Less: deferred tax liabilities	5,414	6,489
Net deferred tax position	$180,810	$170,786

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Management believes that the Company will have sufficient available carry-backs and future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $575,684 for the year ended December 31, 2016, and was $471,512 for the year ended December 31, 2015.

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Income taxes computed at the federal statutory rate	$231,595	$211,124	$158,741
State income taxes, net of federal income tax benefit	23,738	23,919	18,800
Other, net (1)	(18,898)	(14,758)	(5,625)
	$236,435	$220,285	$171,916

(1)	Primarily attributable to tax benefits from the domestic production activities deduction.

The Company’s effective tax rate in 2016, 2015 and 2014 was 35.73%, 36.52% and 37.90%, respectively. During 2014, the Company recognized income tax expense of approximately $7,000 due to the reversal of certain previously recognized tax deductions.

The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$46,591	$46,004
Additions based on tax positions related to the current year	4,440	3,897
Reductions for tax positions of prior years	(4,921)	(3,310)
Settlements	—	—
Balance at end of year	$46,110	$46,591

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $29,971 as of December 31, 2016.

The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2016, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $1,582. For the year ended December 31, 2015, the Company recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $125. For the year ended December 31, 2014, the Company had a net reversal to accrued interest on unrecognized tax benefits in the amount of $184. As of December 31, 2016 and 2015, the Company had a total of $19,639 and $21,221, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.

The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2016 will be reduced by approximately $10,614 due to statute expiration and effectively settled positions in various state jurisdictions. The Company is currently under audit by the states of New Jersey and North Carolina.

12.	Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans

Equity-Based Compensation Plans

NVR’s equity-based compensation plans provide for the granting of non-qualified stock options to purchase shares of NVR common stock (“Options”) and restricted share units (“RSUs”) to key management employees, including executive officers and Board

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

members, of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant, and RSUs are issued at a $0 exercise price. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years. The vesting for certain Options is contingent solely on continued employment or service as a Director, while vesting for other Options is contingent upon both continued employment or service as a Director and the achievement of a performance metric as discussed further in the summary description of the 2014 Equity Incentive Plan below. RSUs generally vest in separate tranches over periods of 2 to 4 years, based solely on continued employment or continued service as a Director.

The following table provides a summary of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2016:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
1998 Management Long-Term Stock Option Plan	1,000	6	—
1998 Directors' Long-Term Stock Option Plan	150	5	—
2000 Broadly-Based Stock Option Plan	2,000	118	—
2010 Equity Incentive Plan (1)	700	282	44
2014 Equity Incentive Plan (2)	950	681	269

(1)

During 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Board members.  Of the 700 aggregate shares available to issue, up to 240 may be granted in the form of RSUs.  There were 266 Options and 16 RSUs outstanding as of December 31, 2016. Of the 44 shares available to be issued under the 2010 Plan, 38 may be granted as RSUs.

(2)

During 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue Options to key management employees, including executive officers and Board members. Option grants under the 2014 Plan are generally divided such that vesting for 50% of the Option grant is solely contingent upon continued employment or continued service as a Director, while vesting for the remaining 50% of the Option grant is contingent upon both continued employment or service as a Director and the achievement of a performance metric.  The performance metric is based on the Company’s return on capital performance during a specified three year period based on the date of Option grant, with the initial performance period being 2014 through 2016.  Options granted under the 2014 Plan vest annually over four years in 25% increments beginning on December 31, 2016, or later based on the date of grant.

During 2016, the Company issued 64 Options under the 2014 Plan. Substantially all of the Options granted in 2016 will vest annually over four years in 25% increments beginning on December 31, 2018. Vesting for 37 of the Options granted is contingent both upon continued employment or continued service as a director and the Company’s return on capital performance.  Vesting for the other 27 Options granted under the 2014 Plan is contingent solely upon continued employment or continued service as a director.

The Company also issued 10 Options under the 2010 Plan during 2016.  All of the 2010 Plan Options granted during 2016 will vest annually over four years in 25% increments beginning on December 31, 2018. The vesting for the Options granted under the 2010 Plan is based solely on continued employment.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2016:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2015	1,096	$998.88
Granted	74	1,658.88
Exercised	(50)	768.06
Forfeited	(44)	1,154.56
Outstanding at December 31, 2016	1,076	$1,048.38	6.6	$667,937
Exercisable at December 31, 2016	423	$875.22	5.3	$335,584

RSUs
Outstanding at December 31, 2015	51
Granted	—
Vested	(33)
Forfeited	(2)
Outstanding at December 31, 2016	16			$26,622
Vested, but not issued at December 31, 2016	6			$9,997

To estimate the grant-date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a risk-free interest rate; the estimated option term; and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury STRIPS which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate. The fair value of the Options granted during 2016, 2015 and 2014 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2016	2015	2014
Estimated option life	5.27 years	5.17 years	5.16 years
Risk free interest rate (range)	0.86%-2.21%	1.04%-2.07%	1.06%-2.49%
Expected volatility (range)	15.91%-23.49%	17.00%-26.79%	18.26%-30.57%
Expected dividend rate	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$320.21	$296.50	$267.66

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. There were no RSUs granted during 2016.

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

ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to equity-based compensation and requires that the compensation costs of equity-based awards be recognized net of estimated forfeitures. The impact on compensation

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

costs due to changes in the expected forfeiture rate will be recognized in the period that they become known. In 2016, 2015 and 2014, the Company recognized $43,598, $54,091, and $63,227 in equity-based compensation costs, respectively, and approximately $17,000, $19,700, and $22,900 in tax benefit related to equity-based compensation costs, respectively.

As of December 31, 2016, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $128,700, net of estimated forfeitures. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2022. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.1 years.

The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2016, 2015 and 2014, the Company issued 83, 131 and 123 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2016	2015	2014
Aggregate exercise proceeds (1)	$38,106	$85,948	$76,153
Aggregate intrinsic value on exercise dates	$96,600	$99,288	$62,136

(1)	Aggregate exercise proceeds include the Option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.

Profit Sharing Plans

NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2016, 2015 and 2014 was approximately $16,700, $17,900 and $17,000, respectively. The ESOP purchased approximately 9 and 11 shares of NVR common stock in the open market for the 2016 and 2015 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2016, all shares held by the ESOP had been allocated to participants’ accounts. The 2016 plan year contribution was funded and fully allocated to participants in February 2017.

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

The rabbi trust account held 109 shares of NVR common stock as of both December 31, 2016 and 2015. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2016, 2015 and 2014.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

13.	Commitments and Contingent Liabilities

NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2016 are as follows:

Year Ending December 31,
2017	$25,331
2018	19,544
2019	16,833
2020	13,785
2021	10,938
Thereafter	22,760
109,191
Sublease income	(53)
$109,138

Total rent expense incurred under operating leases was $45,843, $48,056 and $45,508 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under Lot Purchase Agreements. The Lot Purchase Agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. The Company believes this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development. The Company generally seeks to maintain control over a supply of lots believed to be suitable to meet its five-year business plan. At December 31, 2016, assuming that contractual development milestones are met and the Company exercises its option, the Company expects to place additional forfeitable deposits with land developers under existing Lot Purchase Agreements of approximately $94,600. The Company also has one specific performance contract pursuant to which the Company is committed to purchase 10 finished lots at an aggregate purchase price of approximately $1,505. Additionally, as of December 31, 2016, we had funding commitments totaling approximately $12,000 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $7,100.

During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $50,700 of contingent obligations under such agreements, including approximately $8,300 for letters of credit issued under the Credit Agreement as of December 31, 2016. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.

The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2016	2015	2014
Warranty reserve, beginning of year	$87,407	$94,060	$101,507
Provision	50,787	47,003	51,668
Payments	(44,299)	(53,656)	(59,115)
Warranty reserve, end of year	$93,895	$87,407	$94,060

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ, and the DOJ requested that the Company meet with the government to discuss the status of the case. Meetings took place in January 2012, August 2012 and November 2014 with representatives from both the EPA and DOJ. The Company has continued discussions with the EPA and DOJ

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

and is presently engaged in settlement discussions with them. Any settlement is expected to include injunctive relief and payment of a civil penalty. Although there can be no assurance that a settlement will be reached, in 2015 the Company recorded a liability and corresponding expense associated with an estimated civil penalty amount.

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

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of December 31, 2016 was $612,000. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying value was $596,455 at December 31, 2016. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVRM, enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2016, there were contractual commitments to extend credit to borrowers aggregating $458,161 and open forward delivery contracts aggregating $738,637, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights, which averaged 106 basis points of the loan amount as of December 31, 2016, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes an approximate 13% fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

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

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Mortgage loans held for sale are recorded at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. The fair value of loans held for sale of $351,958 included on the accompanying consolidated balance sheet has been decreased by $5,954 from the aggregate principal balance of $357,912.

The undesignated derivative instruments are included on the accompanying consolidated balance sheet, as of December 31, 2016, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$5,403
Gross liabilities	3,327
Net rate lock commitments	$2,076	NVRM - Other assets
Forward sales contracts:
Gross assets	$9,148
Gross liabilities	1,084
Net forward sales contracts	$8,064	NVRM - Other assets

The fair value measurement as of December 31, 2016 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$458,161	$(339)	$(1,682)	$4,097	$—	$2,076
Forward sales contracts	$738,637	—	—	—	8,064	8,064
Mortgages held for sale	$357,912	62	(9,962)	3,946	—	(5,954)
Total fair value measurement		$(277)	$(11,644)	$8,043	$8,064	$4,186

For the year ended December 31, 2016, NVRM recorded a fair value adjustment to expense of $3,147. For the years ended December 31, 2015 and 2014, NVRM recorded a fair value adjustment to income of $3,508 and $3,305, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.	Mortgage Loan Loss Allowance

During the years ended December 31, 2016, 2015 and 2014, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,000, $2,700 and $2,400, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage loan loss allowance equal to approximately $12,700 and $12,300 at December 31, 2016 and 2015, respectively.

NVR, Inc.

Notes to Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

16.	Quarterly Results (unaudited)

The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,718,527	$1,507,451	$1,361,741	$1,121,504
Gross profit – homebuilding operations	$305,087	$265,159	$235,372	$195,744
Mortgage banking fees	$34,239	$30,118	$26,442	$22,522
Net income	$150,891	$117,392	$91,676	$65,303
Diluted earnings per share	$37.80	$28.46	$22.01	$15.79
New orders (units)	3,645	3,477	4,324	4,137
Settlements (units)	4,419	3,922	3,581	3,006
Backlog, end of period (units)	6,884	7,658	8,103	7,360
Loans closed	$1,201,164	$1,055,163	$942,407	$753,840

	Year Ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues – homebuilding operations	$1,528,084	$1,374,467	$1,221,111	$941,538
Gross profit – homebuilding operations	$289,496	$262,795	$234,257	$159,870
Mortgage banking fees	$27,191	$27,884	$22,522	$16,211
Net income	$134,004	$116,470	$93,395	$39,058
Diluted earnings per share	$31.92	$27.11	$21.91	$9.22
New orders (units)	3,100	3,258	3,796	3,926
Settlements (units)	4,010	3,607	3,175	2,534
Backlog, end of period (units)	6,229	7,139	7,488	6,867
Loans closed	$1,042,440	$951,872	$859,403	$638,627