Form 10-Q
period 2017-03-31
NVR INC
filed 2017-04-28
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for companying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2017 there were 3,747,778 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Homebuilding:
Cash and cash equivalents	$482,689	$375,748
Restricted cash	14,857	17,561
Receivables	19,876	18,937
Inventory:
Lots and housing units, covered under sales agreements with customers	1,025,071	883,868
Unsold lots and housing units	129,931	145,065
Land under development	63,684	46,999
Building materials and other	13,748	16,168
	1,232,434	1,092,100

Assets related to consolidated variable interest entity	1,248	1,251
Contract land deposits, net	369,703	379,844
Property, plant and equipment, net	45,116	45,915
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	2,254	2,599
Other assets	277,489	257,811
	2,487,246	2,233,346

Mortgage Banking:
Cash and cash equivalents	9,862	19,657
Restricted cash	2,122	1,857
Mortgage loans held for sale, net	213,433	351,958
Property and equipment, net	5,434	4,903
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	16,855	24,875
	255,053	410,597
Total assets	$2,742,299	$2,643,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$237,700	$251,212
Accrued expenses and other liabilities	317,828	336,318
Liabilities related to consolidated variable interest entity	879	882
Customer deposits	148,353	122,236
Senior notes	596,607	596,455
	1,301,367	1,307,103
Mortgage Banking:
Accounts payable and other liabilities	32,652	32,399
	32,652	32,399
Total liabilities	1,334,019	1,339,502

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2017 and December 31, 2016	206	206
Additional paid-in capital	1,570,270	1,515,828
Deferred compensation trust – 108,644 and 108,640 shares of NVR, Inc. common stock as of March 31, 2017 and December 31, 2016, respectively	(17,383)	(17,375)
Deferred compensation liability	17,383	17,375
Retained earnings	5,797,342	5,695,376
Less treasury stock at cost – 16,819,692 and 16,862,327 shares as of March 31, 2017 and December 31, 2016, respectively	(5,959,538)	(5,906,969)
Total shareholders' equity	1,408,280	1,304,441
Total liabilities and shareholders' equity	$2,742,299	$2,643,943

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Homebuilding:
Revenues	$1,247,587	$1,121,504
Other income	1,102	767
Cost of sales	(1,026,017)	(925,760)
Selling, general and administrative	(99,904)	(98,015)
Operating income	122,768	98,496
Interest expense	(5,578)	(4,842)
Homebuilding income	117,190	93,654

Mortgage Banking:
Mortgage banking fees	29,505	22,522
Interest income	1,661	1,674
Other income	309	258
General and administrative	(16,246)	(14,550)
Interest expense	(258)	(246)
Mortgage banking income	14,971	9,658

Income before taxes	132,161	103,312
Income tax expense	(29,238)	(38,009)

Net income	$102,923	$65,303

Basic earnings per share	$27.78	$16.81

Diluted earnings per share	$25.12	$15.79

Basic weighted average shares outstanding	3,705	3,884

Diluted weighted average shares outstanding	4,097	4,135

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$102,923	$65,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,699	5,447
Equity-based compensation expense	10,589	10,549
Contract land deposit impairments (recoveries), net	1,717	(1,303)
Gain on sale of loans, net	(23,231)	(17,022)
Mortgage loans closed	(784,928)	(688,361)
Mortgage loans sold and principal payments on mortgage loans held for sale	955,647	839,297
Distribution of earnings from unconsolidated joint ventures	2,070	3,521
Net change in assets and liabilities:
Increase in inventory	(140,334)	(254,639)
Decrease (increase) in contract land deposits	8,424	(2,353)
Increase in receivables	(736)	(4,022)
Decrease in accounts payable and accrued expenses	(37,550)	(1,382)
Increase in customer deposits	26,117	15,587
Other, net	(16,024)	(10,615)
Net cash provided by (used in) operating activities	110,383	(39,993)

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(455)	(138)
Distribution of capital from unconsolidated joint ventures	2,480	4,017
Purchase of property, plant and equipment	(5,161)	(5,431)
Proceeds from the sale of property, plant and equipment	177	199
Net cash used in investing activities	(2,959)	(1,353)

Cash flows from financing activities:
Purchase of treasury stock	(85,547)	(87,101)
Distributions to partner in consolidated variable interest entity	—	(150)
Proceeds from the exercise of stock options	75,265	22,263
Net cash used in financing activities	(10,282)	(64,988)

Net increase (decrease) in cash and cash equivalents	97,142	(106,334)
Cash and cash equivalents, beginning of the period	396,619	425,316

Cash and cash equivalents, end of the period	$493,761	$318,982

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$11,536	$10,837
Income taxes paid during the period, net of refunds	$7,079	$16,516

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.  In connection with the adoption of ASU 2016-09, the Company:

•

Recorded the excess tax benefit from stock option exercises as a reduction to income tax expense prospectively beginning January 1, 2017.  In the prior year, the excess tax benefit was recorded to additional paid-in capital within shareholders’ equity.  The excess tax benefit recognized in the first quarter of 2017 and 2016 was $19,900 and $6,284, respectively.

•

Presented the aforementioned excess tax benefit recognized as an operating activity on the statement of cash flows and retrospectively adjusted the prior year Statement of Cash Flows accordingly. In the prior year, the excess tax benefit was recognized as a cash inflow from financing activities and a corresponding cash outflow from operating activities. The retrospective adjustment resulted in a $6,284 decrease to net cash used by operating activities and a $6,284 increase to net cash used in financing activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

•

Made the election to recognize forfeitures of equity-based awards in the period in which they occur.  This election was applied using the modified retrospective transition method, which resulted in the Company recording a cumulative-effect adjustment, net of tax, to reduce beginning retained earnings by $957.  In the prior year, the Company estimated forfeitures based on its historical forfeiture rate.

No other adjustments were made as a result of the adoption of ASU 2016-09.

The Company also adopted ASU 2015-11, Inventory – Simplifying the Measurement of Inventory effective January 1, 2017.  The standard requires inventory to be measured at the lower of cost or net realizable value.  Under prior GAAP, impaired inventory was written down to net realizable value less a normal profit margin.  Under the new standard, impaired inventory will only be written down to the net realizable value. ASU 2015-11 was adopted prospectively and did not have a material effect on the Company’s consolidated financial statements.

For the three months ended March 31, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

NVR believes the activities that most significantly impact a development entity’s economic performance are the operating activities of the entity.  The development entity’s equity investors bear the full risk during the development process. Unless and until a development entity completes finished building lots through the development process, the entity does not earn any revenues.  The operating development activities are managed solely by the development entity’s equity investors.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of March 31, 2017, NVR controlled approximately 74,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $389,900 and $2,500, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 8,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $11,800 and $100, respectively, as of March 31, 2017, of which approximately $7,300 is refundable if NVR does not perform under the contract.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Contract land deposits	$401,737	$411,150
Loss reserve on contract land deposits	(32,034)	(31,306)
Contract land deposits, net	369,703	379,844
Contingent obligations in the form of letters of credit	2,552	2,379
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$373,760	$383,728

(1)	As of both March 31, 2017 and December 31, 2016, the Company was committed to purchase 10 finished lots under specific performance obligations.

3.	Joint Ventures

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

At March 31, 2017, the Company had an aggregate investment totaling approximately $47,700 in six JVs that are expected to produce approximately 7,400 finished lots, of which approximately 4,100 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,800 in the aggregate to three of the JVs at March 31, 2017. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $47,400 and $49,000 at March 31, 2017 and December 31, 2016, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The condensed balance sheets as of March 31, 2017 and December 31, 2016 of the consolidated JV were as follows:

	March 31, 2017	December 31, 2016
Assets:
Cash	$1,210	$1,214
Other assets	38	37
Total assets	$1,248	$1,251

Liabilities and equity:
Accrued expenses	$547	$550
Equity	701	701
Total liabilities and equity	$1,248	$1,251

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

In January 2017, the Company purchased a raw land parcel for approximately $14,400.  The parcel is expected to produce approximately 90 lots.

As of March 31, 2017, NVR directly owned a total of four separate raw land parcels with a carrying value of $63,684 that are expected to produce approximately 700 finished lots. The Company also has additional funding commitments of approximately $11,200 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $6,200.

None of the raw parcels had any indicators of impairment as of March 31, 2017. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to Accounting Standards Codification 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Interest capitalized, beginning of period	$5,106	$4,434
Interest incurred	6,559	6,388
Interest charged to interest expense	(5,836)	(5,088)
Interest charged to cost of sales	(265)	(376)
Interest capitalized, end of period	$5,564	$5,358

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted average number of shares outstanding used to calculate basic EPS	3,705	3,884
Dilutive securities:
Stock options and restricted share units	392	251
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,097	4,135

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three months ended March 31, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Anti-dilutive securities	79	46

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of March 31, 2017, goodwill and net finite-lived intangible assets totaled $441 and $1,813, respectively.  The remaining finite-lived intangible assets are amortized on a straight-line basis over a weighted average life of three years.

The Company completed the annual impairment assessment of the excess reorganization value and goodwill during the first quarter of 2017 and determined that there was no impairment.

8.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2016	$206	$1,515,828	$5,695,376	$(5,906,969)	$(17,375)	$17,375	$1,304,441

Cumulative-effect adjustment from adoption of ASU 2016-09, net of tax	—	1,566	(957)	—	—	—	609
Net income	—	—	102,923	—	—	—	102,923
Deferred compensation activity	—	—	—	—	(8)	8	—
Purchase of common stock for treasury	—	—	—	(85,547)	—	—	(85,547)
Equity-based compensation	—	10,589	—	—	—	—	10,589
Proceeds from stock options exercised	—	75,265	—	—	—	—	75,265
Treasury stock issued upon option exercise and restricted share vesting	—	(32,978)	—	32,978	—	—	—
Balance, March 31, 2017	$206	$1,570,270	$5,797,342	$(5,959,538)	$(17,383)	$17,383	$1,408,280

The Company repurchased 51 shares of its common stock during the three months ended March 31, 2017. The Company settles stock option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 94 shares were issued from the treasury account during the three months ended March 31, 2017 in settlement of stock option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

9.	Product Warranties

The Company establishes warranty and product liability reserves (“warranty reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s warranty reserve during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Warranty reserve, beginning of period	$93,895	$87,407
Provision	8,961	8,842
Payments	(9,353)	(9,557)
Warranty reserve, end of period	$93,503	$86,692

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

Following are tables presenting segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2017	2016
Revenues:
Homebuilding Mid Atlantic	$722,268	$633,571
Homebuilding North East	106,231	97,153
Homebuilding Mid East	243,031	244,277
Homebuilding South East	176,057	146,503
Mortgage Banking	29,505	22,522
Total consolidated revenues	$1,277,092	$1,144,026

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Profit before taxes:
Homebuilding Mid Atlantic	$64,489	$46,609
Homebuilding North East	9,106	4,065
Homebuilding Mid East	22,159	22,733
Homebuilding South East	14,569	12,786
Mortgage Banking	15,953	10,375
Total segment profit before taxes	126,276	96,568
Reconciling items:
Contract land deposit reserve adjustment (1)	(728)	1,329
Equity-based compensation expense	(10,589)	(10,549)
Corporate capital allocation (2)	46,187	44,315
Unallocated corporate overhead	(27,234)	(29,509)
Consolidation adjustments and other	3,813	5,985
Corporate interest expense	(5,564)	(4,827)
Reconciling items sub-total	5,885	6,744
Consolidated profit before taxes	$132,161	$103,312

	March 31, 2017	December 31, 2016
Assets:
Homebuilding Mid Atlantic	$1,125,721	$1,054,779
Homebuilding North East	137,409	126,720
Homebuilding Mid East	254,915	222,736
Homebuilding South East	230,127	214,225
Mortgage Banking	247,706	403,250
Total segment assets	1,995,878	2,021,710
Reconciling items:
Consolidated variable interest entity	1,248	1,251
Cash and cash equivalents	482,689	375,748
Deferred taxes	173,611	170,652
Intangible assets and goodwill	51,181	51,526
Contract land deposit reserve	(32,034)	(31,306)
Consolidation adjustments and other	69,726	54,362
Reconciling items sub-total	746,421	622,233
Consolidated assets	$2,742,299	$2,643,943

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2017	2016
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$29,124	$27,186
Homebuilding North East	3,814	4,953
Homebuilding Mid East	6,742	6,699
Homebuilding South East	6,507	5,477
Total	$46,187	$44,315

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

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of March 31, 2017 was $619,020.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $596,607 at March 31, 2017.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2017, there were contractual commitments to extend credit to borrowers aggregating $603,327 and open forward delivery contracts aggregating $752,360, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 110 basis points of the loan amount as of March 31, 2017, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 15% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $213,433 included on the

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

accompanying condensed consolidated balance sheet has been increased by $992 from the aggregate principal balance of $212,441.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of March 31, 2017, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$7,844
Gross liabilities	3,324
Net rate lock commitments	$4,520	NVRM - Other assets
Forward sales contracts:
Gross assets	$131
Gross liabilities	3,474
Net forward sales contracts	$3,343	NVRM - Accounts payable and other liabilities

The fair value measurement as of March 31, 2017 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$603,327	$(2,871)	$1,771	$5,620	$—	$4,520
Forward sales contracts	$752,360	—	—	—	(3,343)	(3,343)
Mortgages held for sale	$212,441	(979)	(409)	2,380	—	992
Total fair value measurement		$(3,850)	$1,362	$8,000	$(3,343)	$2,169

For the three months ended March 31, 2017 and 2016, NVRM recorded a fair value adjustment to expense of $2,017 and $657, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

12.	Debt

Senior Notes

As of March 31, 2017, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.

Credit Agreement

NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $8,900 was outstanding at March 31, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at March 31, 2017.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

Repurchase Agreement

NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement expires on July 26, 2017. At March 31, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2017.

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

14.	Income Taxes

The Company’s effective tax rate during the three months ended March 31, 2017 and 2016 was 22.1% and 36.8%, respectively.  The 2017 effective tax rate was reduced as a result of the Company’s adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised.  The Company recognized $19,900 in excess tax benefit in the first quarter of 2017. In the first quarter of 2016, an excess tax benefit of $6,284 was recorded to additional paid-in capital within shareholders’ equity.

15.	Recent Accounting Pronouncements

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

In January 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on January 1, 2020, and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.  NVR undertakes no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview

Business

Our primary business is the construction and sale of single-family detached homes, townhomes and condominiums, all of which are primarily constructed on a pre-sold basis.  To fully serve customers of our homebuilding operations, we also operate a mortgage banking and title services business.  We primarily conduct our operations in mature markets. Additionally, we generally grow our business through market share gains in our existing markets and by expanding into markets contiguous to our current active markets.  Our four homebuilding reportable segments consist of the following regions:

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

As of March 31, 2017, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 74,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $389,900 and $2,500, respectively. Included in the number of controlled lots are approximately 3,800 lots for which we have recorded a contract land deposit impairment reserve of approximately $32,000 as of March 31, 2017.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $47,700 in six JVs, expected to produce approximately 7,400 lots. Of the lots to be produced by the JVs, approximately 4,100 lots were controlled by us and approximately 3,300 were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $63,700 that we intend to develop into approximately 700 finished lots.  We had additional funding commitments of approximately $11,200 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $6,200. One of our four land parcels under development was purchased during January 2017 for approximately $14,400. The parcel is expected to produce approximately 90 lots.

See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 8,700 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $11,800 and $100, respectively, as of March 31, 2017, of which approximately $7,300 is refundable if we do not perform under the contract.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

During the first three months of 2017 we continued to experience steady new home demand, consistent with that seen during 2016.  However, new home prices continued to be constrained due to the competitive market environment.

Our consolidated revenues for the first quarter of 2017 totaled $1,277,092, a 12% increase from the first quarter of 2016.  Net income for the first quarter ended March 31, 2017 was $102,923, or $25.12 per diluted share, increases of 58% and 59% when compared to net income and diluted earnings per share in the first quarter of 2016, respectively. Our homebuilding gross profit margin percentage increased to 17.8% in the first quarter of 2017 from 17.5% in the first quarter of 2016. New orders, net of cancellations (“New Orders”) increased 7% in the first quarter of 2017 compared to the first quarter of 2016, and the average sales price for New Orders in the first quarter of 2017 of $392.6 increased 5% compared to the first quarter of 2016.

Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the first quarter of 2017 to 22.1% from 36.8% in the first quarter of 2016.  The reduction in the effective tax rate was primarily due to our January 1, 2017 adoption of Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which resulted in the recognition of an income tax benefit of $19,900 related to excess tax benefit from stock option exercises in the first quarter of 2017.  In the first quarter of 2016, the excess tax benefit of $6,284 was recorded to additional paid-in capital within shareholders’ equity on the consolidated balance sheet.  Excluding the impact of the excess tax benefit recognized in the first quarter of 2017, the effective tax rate would have been 37.2%.  Additionally, the excess tax benefit in the first quarter of 2017 favorably impacted diluted earnings per share by $4.86 per share.

We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvements in job and wage growth and household formation.  We expect to continue to face gross margin pressure due to higher land and construction costs, which includes increasing lumber costs, as well as increased competition associated with an increase in the number of new home communities in our markets. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2017	2016
Financial Data:
Revenues	$1,247,587	$1,121,504
Cost of sales	$1,026,017	$925,760
Gross profit margin percentage	17.8%	17.5%
Selling, general and administrative expenses	$99,904	$98,015
Operating Data:
Settlements (units)	3,256	3,006
Average settlement price	$383.1	$369.5
New orders (units)	4,424	4,137
Average new order price	$392.6	$375.7
Backlog (units)	8,052	7,360
Average backlog price	$396.6	$382.9
New order cancellation rate	15.6%	15.3%

Consolidated Homebuilding - Three Months Ended March 31, 2017 and 2016

Homebuilding revenues increased 11% for the first quarter of 2017 compared to the first quarter of 2016, as a result of an 8% increase in the number of units settled and a 4% increase in the average settlement price quarter over quarter.  The increases in the number of units settled and the average settlement price were primarily attributable to an 11% higher backlog unit balance and a 3% higher average sales price of units in backlog, respectively, entering the first quarter of 2017 compared to the same period in 2016.

Gross profit margin percentage in the first quarter of 2017 increased 31 basis points to 17.8% compared to the first quarter of 2016 due the increase in the number of units settled which allowed us to better leverage certain operating costs.

The number of New Orders and average sales price of New Orders increased 7% and 4%, respectively, in the first quarter of 2017 compared to the first quarter of 2016.  New Orders and the average sales price of New Orders increased in each of our market segments due to more favorable market conditions in the first quarter of 2017 compared to the first quarter of 2016.  Additionally, New Orders were also favorably impacted by a 2% increase in the average number of active communities quarter over quarter. The increase in the average sales price of New Orders was attributable to a relative shift in New Orders to higher priced communities and a relative shift in New Orders to our single family product, quarter over quarter, which generally sell at higher prices.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2017 increased 2% compared to the same period in 2016, but due to the increase in revenues, decreased as a percentage of revenue to 8.0% in the first quarter of 2017 from 8.7% in the first quarter of 2016.

Backlog units and dollars were 8,052 units and $3,193,777, respectively, as of March 31, 2017 compared to 7,360 units and $2,818,394, respectively, as of March 31, 2016.  The 9% increase in backlog units was primarily attributable to the aforementioned 7% increase in New Orders in the first quarter of 2017. The 13% increase in backlog dollars was favorably impacted by the increase in backlog units and a 4% increase in the average sales price of New Orders for the six-month period ended March 31, 2017 compared to the same period in 2016.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15.6% and 15.3% in the first three months of 2017 and 2016, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog balance cancelled during the quarter.  We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2017 or future years.

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

We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2017 and 2016 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,600 and $3,500 at March 31, 2017 and 2016, respectively, of letters of credit issued as deposits in lieu of cash.

The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2017 and 2016:

Selected Segment Financial Data:

	Three Months Ended March 31,
	2017	2016
Revenues:
Mid Atlantic	$722,268	$633,571
North East	106,231	97,153
Mid East	243,031	244,277
South East	176,057	146,503

	Three Months Ended March 31,
	2017	2016
Gross profit margin:
Mid Atlantic	$127,905	$106,809
North East	20,047	15,846
Mid East	44,386	44,653
South East	32,017	27,691

	Three Months Ended March 31,
	2017	2016
Segment profit:
Mid Atlantic	$64,489	$46,609
North East	9,106	4,065
Mid East	22,159	22,733
South East	14,569	12,786

	Three Months Ended March 31,
	2017	2016
Gross profit margin percentage:
Mid Atlantic	17.7%	16.9%
North East	18.9%	16.3%
Mid East	18.3%	18.3%
South East	18.2%	18.9%

Operating Activity:

	Three Months Ended March 31,
	2017		2016
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,658	$435.6	1,455	$428.2
North East	268	$396.4	277	$350.7
Mid East	725	$335.2	761	$321.0
South East	605	$291.0	513	$285.5
Total	3,256	$383.1	3,006	$369.5

	Three Months Ended March 31,
	2017		2016
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,125	$455.8	2,029	$434.4
North East	359	$424.4	341	$365.7
Mid East	1,134	$329.1	1,057	$319.2
South East	806	$301.3	710	$297.1
Total	4,424	$392.6	4,137	$375.7

	As of March 31,
	2017		2016
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,008	$453.2	3,711	$437.5
North East	699	$421.5	604	$380.7
Mid East	1,908	$335.5	1,794	$328.9
South East	1,437	$308.0	1,251	$299.7
Total	8,052	$396.6	7,360	$382.9

	Three Months Ended March 31,
	2017	2016
New order cancellation rate:
Mid Atlantic	16.8%	15.8%
North East	13.5%	15.6%
Mid East	12.5%	14.3%
South East	17.2%	15.0%

	Three Months Ended March 31,
	2017	2016
Average active communities:
Mid Atlantic	238	230
North East	43	39
Mid East	121	134
South East	84	75
Total	486	478

Homebuilding Inventory:

	March 31, 2017	December 31, 2016
Sold inventory:
Mid Atlantic	$628,717	$544,840
North East	93,330	79,751
Mid East	167,278	141,033
South East	119,201	107,967
Total (1)	$1,008,526	$873,591

	March 31, 2017	December 31, 2016
Unsold lots and housing units inventory:
Mid Atlantic	$99,146	$117,920
North East	5,940	6,370
Mid East	9,359	7,218
South East	12,824	10,872
Total (1)	$127,269	$142,380

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended March 31,
	2017	2016
Sold and unsold inventory impairments:
Mid Atlantic	$9	$52
North East	—	—
Mid East	—	—
South East	—	—
Total	$9	$52

Lots Controlled and Land Deposits:

	March 31, 2017	December 31, 2016
Total lots controlled:
Mid Atlantic	35,250	35,350
North East	5,950	6,200
Mid East	19,500	19,050
South East	18,400	17,400
Total	79,100	78,000

	March 31, 2017	December 31, 2016
Lots included in impairment reserve:
Mid Atlantic	1,800	1,950
North East	500	550
Mid East	1,100	1,100
South East	400	400
Total	3,800	4,000

	March 31, 2017	December 31, 2016
Contract land deposits, net:
Mid Atlantic	$227,914	$239,588
North East	26,038	27,648
Mid East	44,389	44,394
South East	73,914	70,593
Total	$372,255	$382,223

	Three Months Ended March 31,
	2017	2016
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$986	$(15)
North East	—	-
Mid East	3	46
South East	—	(5)
Total	$989	$26

Mid Atlantic

Three Months Ended March 31, 2017 and 2016

The Mid Atlantic segment had an approximate $17,900, or 38%, increase in segment profit in the first quarter of 2017 compared to the first quarter of 2016.  The increase in segment profit was driven by an increase of approximately $88,700, or 14%, in revenues quarter over quarter due primarily to a 14% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by a 13% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016. The Mid Atlantic segment’s gross profit margin percentage increased to 17.7% in the first quarter of 2017 from 16.9% in the first quarter of 2016, due primarily to the increase in the number of units settled which allowed us to better leverage certain operating costs quarter over quarter.

Segment New Orders and the average sales price of New Orders each increased 5% in the first quarter of 2017 compared to the first quarter of 2016. The increase in New Orders is due to a 3% increase in the average number of active communities quarter over quarter and continued favorable market conditions in the first quarter of 2017. The increase in the average sales price of New Orders was impacted by a relative shift in New Orders to higher priced communities.

North East

Three Months Ended March 31, 2017 and 2016

The North East segment had an approximate $5,000, or 124%, increase in segment profit in the first quarter of 2017 compared to the first quarter of 2016 due to an increase in segment revenues of approximately $9,100, or 9%, and improved gross profit margins, quarter over quarter. The increase in segment revenues was due primarily to a 13% increase in the average price of units settled, offset partially by a 3% decrease in the number of units settled quarter over quarter. The average settlement price was favorably impacted by a 9% higher average sales price of units in backlog entering 2017 compared to the same period in 2016 and a shift in units settled to higher priced markets in the first quarter of 2017 compared to the first quarter of 2016. The decrease in settlements was due to a lower backlog turnover rate quarter over quarter. The North East segment’s gross profit margin percentage increased to 18.9% in the first quarter of 2017 from 16.3% in the first quarter of 2016. Gross profit margin and segment profit were favorably impacted by a relative shift in settlements to markets with higher gross profit margins in the first quarter of 2017 compared to the same period in 2016.

Segment New Orders and the average sales price of New Orders increased 5% and 16%, respectively, in the first quarter of 2017 compared to the first quarter of 2016. The increase in New Orders was primarily due to a 10% increase in the average number of active communities quarter over quarter.  The increase in the average sales price of New Orders is attributable to a relative shift in New Orders to higher priced communities.

Mid East

Three Months Ended March 31, 2017 and 2016

The Mid East segment had an approximate $600, or 3%, decrease in segment profit in the first quarter of 2017 compared to the first quarter of 2016. The decrease in segment profit was driven by a decrease of approximately $1,200 in revenues quarter over quarter.  The decrease in revenues was due primarily to a 5% decrease in the number of units settled, offset partially by a 4% increase in the average price of units settled.  The decrease in units settled was attributable to the backlog unit balance entering 2017 being flat with the backlog unit balance entering 2016 coupled with a slower backlog turnover rate quarter over quarter. The average settlement price increase was primarily attributable to a 3% higher average sales price of units in backlog entering 2017 compared to the same period in 2016. The segment’s gross profit margin percentage was 18.3% in both the first quarter of 2017 and 2016.

Segment New Orders and the average selling price of New Orders increased 7% and 3%, respectively, in the first quarter of 2017 compared to the same period in 2016.  New Orders increased despite a 10% decrease in the average number of active communities quarter over quarter as the more favorable market conditions in the first quarter of 2017 led to higher absorption rates within the segment.

South East

Three Months Ended March 31, 2017 and 2016

The South East segment had an approximate $1,800, or 14%, increase in segment profit in the first quarter of 2017 compared to the first quarter of 2016. The increase in segment profit was primarily driven by an increase of approximately $29,600, or 20%, in revenues quarter over quarter due to an 18% increase in the number of units settled. The increase in the number of units settled was attributable to a 17% higher backlog unit balance entering 2017 compared to backlog entering 2016. The South East segment’s gross profit margin decreased to 18.2% in the first quarter of 2017 from 18.9% in the first quarter of 2016 due to higher construction costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 14% and 1%, respectively, in the first quarter of 2017 compared to the same period in 2016.  New Orders were favorably impacted by a 12% increase in the average number of active communities in the first quarter of 2017 compared to the same period in 2016.

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

	Three Months Ended March 31,
	2017	2016
Homebuilding consolidated gross profit:
Mid Atlantic	$127,905	$106,809
North East	20,047	15,846
Mid East	44,386	44,653
South East	32,017	27,691
Consolidation adjustments and other	(2,785)	745
Homebuilding consolidated gross profit	$221,570	$195,744

	Three Months Ended March 31,
	2017	2016
Homebuilding consolidated profit before taxes:
Mid Atlantic	$64,489	$46,609
North East	9,106	4,065
Mid East	22,159	22,733
South East	14,569	12,786
Reconciling items:
Contract land deposit impairment reserve (1)	(728)	1,329
Equity-based compensation expense	(9,607)	(9,832)
Corporate capital allocation (2)	46,187	44,315
Unallocated corporate overhead	(27,234)	(29,509)
Consolidation adjustments and other	3,813	5,985
Corporate interest expense	(5,564)	(4,827)
Reconciling items sub-total	6,867	7,461
Homebuilding consolidated profit before taxes	$117,190	$93,654

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2017	2016
Corporate capital allocation charge:
Mid Atlantic	$29,124	$27,186
North East	3,814	4,953
Mid East	6,742	6,699
South East	6,507	5,477
Total	$46,187	$44,315

Mortgage Banking Segment

Three Months Ended March 31, 2017 and 2016

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Loan closing volume:
Total principal	$843,341	$753,840

Loan volume mix:
Adjustable rate mortgages	8%	8%
Fixed-rate mortgages	92%	92%

Operating profit:
Segment profit	$15,953	$10,375
Equity-based compensation expense	(982)	(717)
Mortgage banking income before tax	$14,971	$9,658

Capture rate:	86%	88%

Mortgage banking fees:
Net gain on sale of loans	$23,231	$17,022
Title services	6,157	5,379
Servicing fees	117	121
	$29,505	$22,522

Loan closing volume for the three months ended March 31, 2017 increased by approximately $89,500, or 12%, from the same period for 2016. The increase in loan closing volume during the three months ended March 31, 2017 was primarily attributable to the 8% increase in the homebuilding segment’s number of units settled and the 4% increase in average loan amount when compared to the same period in 2016.

Segment profit for the three months ended March 31, 2017 increased by approximately $5,600, or 54%, from the same period in 2016. The increase was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $7,000 during the three months ended March 31, 2017, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $1,400 during the three months ended March 31, 2017, resulting from an increase in personnel costs.

Effective Tax Rate

Our effective tax rate during the three months ended March 31, 2017 and 2016 was 22.1% and 36.8%, respectively.  The 2017 effective tax rate was reduced as a result of our January 1, 2017 adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised. We recognized $19,900 in excess tax benefit in the first quarter of 2017. In the first quarter of 2016, an excess tax benefit of $6,284 was recorded to additional paid-in capital within shareholders’ equity. We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. The unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,900 outstanding at March 31, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at March 31, 2017.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement expires on July 26, 2017.  At March 31, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2017. We expect to renew the Repurchase Agreement with materially consistent terms and conditions prior to its expiration.

There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2017.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash Flows

For the three months ended March 31, 2017, cash and cash equivalents increased by $97,142.  Cash provided by operating activities was $110,383.  Cash was provided by earnings for the three months ended March 31, 2017 and net proceeds of $170,719 from mortgage loan activity.  Cash was primarily used to fund the increase in homebuilding inventory of $140,334 which was primarily attributable to an increase in the number of units under construction at March 31, 2017 compared to December 31, 2016.

Net cash used in investing activities for the three months ended March 31, 2017 of $2,959 included cash used for purchases of property, plant and equipment of $5,161, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $2,480.

Net cash used in financing activities was $10,282 for the three months ended March 31, 2017.  Cash was used to repurchase 50,922 shares of our common stock at an aggregate purchase price of $85,547 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $75,265.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2017.

Recent Accounting Pronouncements

See Note 15 to the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the three months ended March 31, 2017. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

            (dollars in thousands, except per share data)

We had two share repurchase authorizations outstanding during the quarter ended March 31, 2017. On November 2, 2016, and February 15, 2017, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	50,922	$1,679.96	50,922	$98,314
February 1 - 28, 2017	—	$—	—	$398,314
March 1 - 31, 2017	—	$—	—	$398,314
Total	50,922	$1,679.96	50,922

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated April 18, 2017.	8-K		10.1	4/18/2017
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: April 28, 2017	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated April 18, 2017.	8-K		10.1	4/18/2017
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan or arrangement.