Form 10-Q
period 2017-06-30
NVR INC
filed 2017-07-28
CIK 906163

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017 there were 3,743,620 total shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NVR, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Homebuilding:
Cash and cash equivalents	$518,482	$375,748
Restricted cash	15,963	17,561
Receivables	22,110	18,937
Inventory:
Lots and housing units, covered under sales agreements with customers	1,155,047	883,868
Unsold lots and housing units	147,195	145,065
Land under development	46,685	46,999
Building materials and other	16,024	16,168
	1,364,951	1,092,100

Assets related to consolidated variable interest entity	1,243	1,251
Contract land deposits, net	358,405	379,844
Property, plant and equipment, net	43,995	45,915
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	1,908	2,599
Other assets	265,539	257,811
	2,634,176	2,233,346

Mortgage Banking:
Cash and cash equivalents	9,632	19,657
Restricted cash	2,900	1,857
Mortgage loans held for sale, net	241,398	351,958
Property and equipment, net	5,530	4,903
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	17,104	24,875
	283,911	410,597
Total assets	$2,918,087	$2,643,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$271,899	$251,212
Accrued expenses and other liabilities	317,168	336,318
Liabilities related to consolidated variable interest entity	874	882
Customer deposits	165,684	122,236
Senior notes	596,760	596,455
	1,352,385	1,307,103
Mortgage Banking:
Accounts payable and other liabilities	29,925	32,399
	29,925	32,399
Total liabilities	1,382,310	1,339,502

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2017 and December 31, 2016	206	206
Additional paid-in capital	1,607,958	1,515,828
Deferred compensation trust – 108,636 and 108,640 shares of NVR, Inc. common stock as of June 30, 2017 and December 31, 2016, respectively	(17,371)	(17,375)
Deferred compensation liability	17,371	17,375
Retained earnings	5,945,219	5,695,376
Less treasury stock at cost – 16,807,724 and 16,862,327 shares as of June 30, 2017 and December 31, 2016, respectively	(6,017,606)	(5,906,969)
Total shareholders' equity	1,535,777	1,304,441
Total liabilities and shareholders' equity	$2,918,087	$2,643,943

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Homebuilding:
Revenues	$1,512,714	$1,361,741	$2,760,301	$2,483,245
Other income	1,447	753	2,549	1,520
Cost of sales	(1,218,083)	(1,126,369)	(2,244,100)	(2,052,129)
Selling, general and administrative	(99,100)	(100,043)	(199,004)	(198,058)
Operating income	196,978	136,082	319,746	234,578
Interest expense	(5,641)	(4,554)	(11,219)	(9,396)
Homebuilding income	191,337	131,528	308,527	225,182

Mortgage Banking:
Mortgage banking fees	31,778	26,442	61,283	48,964
Interest income	1,554	1,437	3,215	3,111
Other income	506	409	815	667
General and administrative	(15,934)	(14,836)	(32,180)	(29,386)
Interest expense	(273)	(260)	(531)	(506)
Mortgage banking income	17,631	13,192	32,602	22,850

Income before taxes	208,968	144,720	341,129	248,032
Income tax expense	(61,091)	(53,044)	(90,329)	(91,053)

Net income	$147,877	$91,676	$250,800	$156,979

Basic earnings per share	$39.46	$23.51	$67.30	$40.34

Diluted earnings per share	$35.19	$22.01	$60.36	$37.82

Basic weighted average shares outstanding	3,748	3,900	3,726	3,892

Diluted weighted average shares outstanding	4,202	4,165	4,155	4,151

See notes to condensed consolidated financial statements.

NVR, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$250,800	$156,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,494	10,934
Equity-based compensation expense	21,467	21,378
Contract land deposit impairments (recoveries), net	3,567	(1,436)
Gain on sale of loans, net	(47,474)	(36,687)
Mortgage loans closed	(1,772,432)	(1,558,775)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,936,118	1,644,385
Distribution of earnings from unconsolidated joint ventures	3,611	6,135
Net change in assets and liabilities:
Increase in inventory	(272,851)	(240,708)
Decrease (increase) in contract land deposits	17,872	(30,340)
Increase in receivables	(2,888)	(7,406)
(Decrease) increase in accounts payable and accrued expenses	(3,013)	35,357
Increase in customer deposits	43,448	30,781
Other, net	(9,988)	(18,025)
Net cash provided by operating activities	179,731	12,572

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(455)	(321)
Distribution of capital from unconsolidated joint ventures	4,270	7,003
Purchase of property, plant and equipment	(9,784)	(11,773)
Proceeds from the sale of property, plant and equipment	472	446
Net cash used in investing activities	(5,497)	(4,645)

Cash flows from financing activities:
Purchase of treasury stock	(159,506)	(96,508)
Distributions to partner in consolidated variable interest entity	—	(150)
Proceeds from the exercise of stock options	117,966	27,909
Net cash used in financing activities	(41,540)	(68,749)

Net increase (decrease) in cash and cash equivalents	132,694	(60,822)
Cash and cash equivalents, beginning of the period	396,619	425,316

Cash and cash equivalents, end of the period	$529,313	$364,494

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$11,293	$9,566
Income taxes paid during the period, net of refunds	$99,370	$90,078

See notes to condensed consolidated financial statements.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.  In connection with the adoption of ASU 2016-09, the Company:

•

Recorded the excess tax benefit from stock option exercises as a reduction to income tax expense prospectively beginning January 1, 2017.  In the prior year, the excess tax benefit was recorded to additional paid-in capital within shareholders’ equity.  The excess tax benefit recognized during the three months ended June 30, 2017 and 2016 was $16,464 and $2,394, respectively.  The excess tax benefit recognized during the six months ended June 30, 2017 and 2016 was $36,364 and $8,678, respectively.

•

Presented the aforementioned excess tax benefit recognized as an operating activity on the statement of cash flows and retrospectively adjusted the prior year Statement of Cash Flows accordingly. In the prior year, the excess tax benefit was recognized as a cash inflow from financing activities and a corresponding cash outflow from operating activities. The retrospective adjustment resulted in an $8,678 increase to net cash provided by operating activities and an $8,678 increase to net cash used in financing activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

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

For the three and six months ended June 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

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

The deposit placed by NVR pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be variable interest entities (“VIE”).  Therefore, the development entities with which NVR enters into Lot Purchase Agreements, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by NVR.  An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE.  An enterprise is deemed to have a controlling financial interest if it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

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

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

As of June 30, 2017, NVR controlled approximately 79,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,900 and $2,400, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.

In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 8,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $11,600 and $200, respectively, as of June 30, 2017, of which approximately $5,500 is refundable if certain contractual conditions are not met.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR’s total risk of loss related to contract land deposits as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Contract land deposits	$392,503	$411,150
Loss reserve on contract land deposits	(34,098)	(31,306)
Contract land deposits, net	358,405	379,844
Contingent obligations in the form of letters of credit	2,575	2,379
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$362,485	$383,728

(1)	As of both June 30, 2017 and December 31, 2016, the Company was committed to purchase 10 finished lots under specific performance obligations.

3.	Joint Ventures

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

At June 30, 2017, the Company had an aggregate investment totaling approximately $44,000 in six JVs that are expected to produce approximately 7,350 finished lots, of which approximately 4,050 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,800 in the aggregate to three of the JVs at June 30, 2017. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $43,600 and $49,000 at June 30, 2017 and December 31, 2016, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

The condensed balance sheets as of June 30, 2017 and December 31, 2016 of the consolidated JV were as follows:

	June 30, 2017	December 31, 2016
Assets:
Cash	$1,199	$1,214
Other assets	44	37
Total assets	$1,243	$1,251

Liabilities and equity:
Accrued expenses	$542	$550
Equity	701	701
Total liabilities and equity	$1,243	$1,251

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

As of June 30, 2017, NVR directly owned a total of four separate raw land parcels with a carrying value of $46,685 that are expected to produce approximately 550 finished lots. The Company also has additional funding commitments of approximately $10,000 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $5,400.

None of the raw parcels had any indicators of impairment as of June 30, 2017. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

5.	Capitalized Interest

The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to Accounting Standards Codification 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest capitalized, beginning of period	$5,564	$5,358	$5,106	$4,434
Interest incurred	6,580	6,397	13,139	12,785
Interest charged to interest expense	(5,914)	(4,814)	(11,750)	(9,902)
Interest charged to cost of sales	(278)	(2,365)	(543)	(2,741)
Interest capitalized, end of period	$5,952	$4,576	$5,952	$4,576

6.	Earnings per Share

The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding used to calculate basic EPS	3,748	3,900	3,726	3,892
Dilutive securities:
Stock options and restricted share units	454	265	429	259
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,202	4,165	4,155	4,151

The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and six months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities	9	78	15	78

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

7.	Shareholders’ Equity

A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2016	$206	$1,515,828	$5,695,376	$(5,906,969)	$(17,375)	$17,375	$1,304,441

Cumulative-effect adjustment from adoption of ASU 2016-09, net of tax	—	1,566	(957)	—	—	—	609
Net income	—	—	250,800	—	—	—	250,800
Deferred compensation activity	—	—	—	—	4	(4)	—
Purchase of common stock for treasury	—	—	—	(159,506)	—	—	(159,506)
Equity-based compensation	—	21,467	—	—	—	—	21,467
Proceeds from stock options exercised	—	117,966	—	—	—	—	117,966
Treasury stock issued upon option exercise and restricted share vesting	—	(48,869)	—	48,869	—	—	—
Balance, June 30, 2017	$206	$1,607,958	$5,945,219	$(6,017,606)	$(17,371)	$17,371	$1,535,777

The Company repurchased 84 shares of its common stock during the six months ended June 30, 2017. The Company settles stock option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 138 shares were issued from the treasury account during the six months ended June 30, 2017 in settlement of stock option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

8.	Product Warranties

The Company establishes warranty and product liability reserves (“Warranty Reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The following table reflects the changes in the Company’s Warranty Reserve during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warranty reserve, beginning of period	$93,503	$86,692	$93,895	$87,407
Provision	13,206	12,867	22,167	21,709
Payments	(11,315)	(11,606)	(20,668)	(21,163)
Warranty reserve, end of period	$95,394	$87,953	$95,394	$87,953

9.	Segment Disclosures

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

The following tables present segment revenues, profit and assets, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Homebuilding Mid Atlantic	$872,148	$772,147	$1,594,416	$1,405,718
Homebuilding North East	127,541	108,766	233,771	205,919
Homebuilding Mid East	313,237	306,257	556,268	550,534
Homebuilding South East	199,788	174,571	375,846	321,074
Mortgage Banking	31,778	26,442	61,283	48,964
Total consolidated revenues	$1,544,492	$1,388,183	$2,821,584	$2,532,209

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Profit before taxes:
Homebuilding Mid Atlantic	$100,621	$63,730	$165,109	$110,339
Homebuilding North East	14,112	5,578	23,218	9,643
Homebuilding Mid East	35,986	30,056	58,145	52,789
Homebuilding South East	22,911	15,825	37,481	28,611
Mortgage Banking	18,004	13,973	33,957	24,348
Total segment profit before taxes	191,634	129,162	317,910	225,730
Reconciling items:
Contract land deposit reserve adjustment (1)	(2,064)	1,307	(2,792)	2,636
Equity-based compensation expense	(10,878)	(10,829)	(21,467)	(21,378)
Corporate capital allocation (2)	49,646	46,259	95,833	90,574
Unallocated corporate overhead	(23,360)	(26,517)	(50,594)	(56,026)
Consolidation adjustments and other	9,614	9,877	13,427	15,862
Corporate interest expense	(5,624)	(4,539)	(11,188)	(9,366)
Reconciling items sub-total	17,334	15,558	23,219	22,302
Consolidated profit before taxes	$208,968	$144,720	$341,129	$248,032

	June 30, 2017	December 31, 2016
Assets:
Homebuilding Mid Atlantic	$1,177,147	$1,054,779
Homebuilding North East	148,272	126,720
Homebuilding Mid East	274,846	222,736
Homebuilding South East	263,780	214,225
Mortgage Banking	276,564	403,250
Total segment assets	2,140,609	2,021,710
Reconciling items:
Consolidated variable interest entity	1,243	1,251
Cash and cash equivalents	518,482	375,748
Deferred taxes	176,401	170,652
Intangible assets and goodwill	50,835	51,526
Contract land deposit reserve	(34,098)	(31,306)
Consolidation adjustments and other	64,615	54,362
Reconciling items sub-total	777,478	622,233
Consolidated assets	$2,918,087	$2,643,943

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,005	$28,766	$60,130	$55,951
Homebuilding North East	4,133	4,447	7,947	9,400
Homebuilding Mid East	7,535	7,458	14,277	14,157
Homebuilding South East	6,973	5,588	13,479	11,066
Total	$49,646	$46,259	$95,833	$90,574

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

Financial Instruments

The estimated fair value of NVR’s Senior Notes as of June 30, 2017 was $630,000.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $596,760 at June 30, 2017.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

Derivative Instruments and Mortgage Loans Held for Sale

In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2017, there were contractual commitments to extend credit to borrowers aggregating $655,409 and open forward delivery contracts aggregating $777,148, which hedge both the rate lock loan commitments and closed loans held for sale.

The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)	the value of the servicing rights associated with the loan (Level 2).

The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights, which averaged 111 basis points of the loan amount as of June 30, 2017, is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes an approximate 15% fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.

The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

loans held for sale of $241,398 included on the accompanying condensed consolidated balance sheet has been increased by $1,057 from the aggregate principal balance of $240,341.

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of June 30, 2017, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$6,559
Gross liabilities	5,048
Net rate lock commitments	$1,511	NVRM - Other assets
Forward sales contracts:
Gross assets	$3,003
Gross liabilities	26
Net forward sales contracts	$2,977	NVRM - Other assets

The fair value measurement as of June 30, 2017 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$655,409	$(2,645)	$(2,111)	$6,267	$—	$1,511
Forward sales contracts	$777,148	—	—	—	2,977	2,977
Mortgages held for sale	$240,341	(997)	(549)	2,603	—	1,057
Total fair value measurement		$(3,642)	$(2,660)	$8,870	$2,977	$5,545

For the three and six months ended June 30, 2017, NVRM recorded a fair value adjustment to income of $3,376 and $1,359, respectively.  For the three and six months ended June 30, 2016, NVRM recorded a fair value adjustment to income of $589 and a fair value adjustment to expense of $67, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

11.	Debt

Senior Notes

As of June 30, 2017, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.

Credit Agreement

NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $8,600 was outstanding at June 30, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at June 30, 2017.

NVR, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars and shares in thousands)

(unaudited)

Repurchase Agreement

NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement was renewed in July 2017 with materially consistent terms and conditions and expires on July 25, 2018. At June 30, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2017.

12.	Commitments and Contingencies

In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ. The Company has entered a consent decree with the EPA and DOJ to settle this matter. The consent decree includes injunctive relief and payment of a civil penalty, which was accrued as of June 30, 2017. The consent decree has been submitted for approval in the U.S. District Court for the District of New Jersey. The Company believes the disposition of this matter will not have a material adverse effect on its results of operations and liquidity or on its financial condition.

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

13.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 29.2% and 26.5%, respectively.  For both the three and six months ended June 30, 2016, the Company’s effective tax rate was 36.7%.  The 2017 effective tax rate was reduced as a result of the Company’s adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised.  During the three and six months ended June 30, 2017, the Company recognized $16,464 and $36,364, respectively, in excess tax benefits. During the three and six months ended June 30, 2016, excess tax benefits of $2,394 and $8,678, respectively, were recorded to additional paid-in capital within shareholders’ equity.

14.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company as of January 1, 2018. The Company plans to adopt the standard using the cumulative effect transition method. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to address the diversity in practice of how certain cash receipts and payments are presented on the statement of cash flows. The standard requires that the guidance be applied retrospectively in the first interim and annual periods in which an entity adopts the guidance. The standard is effective for the Company as of January 1, 2018. The Company expects the standard to affect the presentation of the distributions from joint ventures in the consolidated statement of cash flows.

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

In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.  The amendments in the standard clarify when changes in a share-based payment award must be accounted for as a modification, and will allow entities to make certain changes to share-based payment awards without accounting for them as modifications.  Under the new guidance, entities will only apply modification accounting if there are substantive changes made to share-based payment awards.  If a change made to a share-based payment award does not affect the fair value, vesting conditions and classification as either an equity or liability instrument, modification accounting will not need to be applied.  The standard is effective for the Company on January 1, 2018, and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

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

As of June 30, 2017, we controlled lots as described below.

Lot Purchase Agreements

We controlled approximately 79,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,900 and $2,400, respectively. Included in the number of controlled lots are approximately 3,900 lots for which we have recorded a contract land deposit impairment reserve of approximately $34,100 as of June 30, 2017.

Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $44,000 in six JVs, expected to produce approximately 7,350 lots. Of the lots to be produced by the JVs, approximately 4,050 lots were controlled by us and approximately 3,300 were either under contract with unrelated parties or currently not under contract.

Land Under Development

We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $46,700 that we intend to develop into approximately 550 finished lots.  We had additional funding commitments of approximately $10,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $5,400. During January 2017, we purchased one land parcel under development for approximately $14,400. The parcel is expected to produce approximately 90 lots.

See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements

In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 8,400 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $11,600 and $200, respectively, as of June 30, 2017, of which approximately $5,500 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results

During the first six months of 2017 we continued to experience steady new home demand, consistent with that seen during 2016.  However, new home prices continued to be constrained due to the competitive market environment.

Our consolidated revenues for the second quarter of 2017 totaled $1,544,492, an 11% increase from the second quarter of 2016.  Net income for the second quarter ended June 30, 2017 was $147,877, or $35.19 per diluted share, increases of 61% and 60% when compared to net income and diluted earnings per share in the second quarter of 2016, respectively.  Our homebuilding gross profit margin percentage increased to 19.5% in the second quarter of 2017 from 17.3% in the second quarter of 2016. New orders, net of cancellations (“New Orders”) increased 8% in the second quarter of 2017 compared to the second quarter of 2016. The average sales price for New Orders in the second quarter of 2017 of $377.0 decreased 2% compared to the second quarter of 2016.

Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the second quarter of 2017 to 29.2% from 36.7% in the second quarter of 2016.  The reduction in the effective tax rate was primarily due to our January 1, 2017 adoption of Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  See additional discussion regarding the income tax impact of the adoption of ASU 2016-09 in the “Effective Tax Rate” section below.

We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvements in job and wage growth and household formation.  We expect to continue to face gross margin pressure currently impacted by modest pricing power and our ability to manage higher land and construction costs. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

Homebuilding Operations

The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Financial Data:
Revenues	$1,512,714	$1,361,741	$2,760,301	$2,483,245
Cost of sales	$1,218,083	$1,126,369	$2,244,100	$2,052,129
Gross profit margin percentage	19.5%	17.3%	18.7%	17.4%
Selling, general and administrative expenses	$99,100	$100,043	$199,004	$198,058
Operating Data:
Settlements (units)	3,917	3,581	7,173	6,587
Average settlement price	$386.1	$378.5	$384.8	$374.4
New orders (units)	4,678	4,324	9,102	8,461
Average new order price	$377.0	$383.9	$384.6	$379.9
Backlog (units)			8,813	8,103
Average backlog price			$390.9	$385.4
New order cancellation rate	12.9%	12.7%	14.2%	14.0%

Consolidated Homebuilding - Three Months Ended June 30, 2017 and 2016

Homebuilding revenues increased 11% for the second quarter of 2017 from the same period in 2016, as a result of a 9% increase in the number of units settled and a 2% increase in the average settlement price quarter over quarter. The increases in the number of units settled and the average settlement price were primarily attributable to a 9% higher backlog unit balance and a 4% higher average sales price of units in backlog, respectively, entering the second quarter of 2017 compared to the same period in 2016.

Gross profit margin percentage in the second quarter of 2017 increased 220 basis points to 19.5% compared to the second quarter of 2016, due to the modest improvement in pricing, moderating construction costs, and the increase in the number of units settled, which allowed us to better leverage certain operating costs.

The number of New Orders increased 8% while the average sales price of New Orders decreased 2% in the second quarter of 2017 compared to the second quarter of 2016.  The number of New Orders increased in each of our market segments due to more favorable market conditions in the second quarter of 2017 compared to the same period in 2016.  Additionally, the increase in New Orders was favorably impacted by a 2% increase in the average number of active communities quarter over quarter.  The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders to lower priced markets.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2017 were relatively flat compared to the same period in 2016, but as a percentage of revenue decreased to 6.6% in the second quarter of 2017 from 7.3% in the second quarter of 2016.  SG&A as a percentage of revenue were favorably impacted by the 11% increase in homebuilding revenues coupled with relatively flat headcount quarter over quarter.

Consolidated Homebuilding - Six Months Ended June 30, 2017 and 2016

Homebuilding revenues increased 11% for the six months ended June 30, 2017 from the same period in 2016, as a result of a 9% increase in the number of units settled and a 3% increase in the average settlement price year over year.  The increases in the number of units settled and the average settlement price were primarily attributable to an 11% higher backlog unit balance and a 3% higher average sales price of units in backlog, respectively, entering 2017 compared to backlog entering 2016.

Gross profit margin percentage in the first six months of 2017 increased 134 basis points to 18.7% compared to 17.4% in 2016, due primarily to the modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs.  These favorable impacts on gross profit margin and segment profit were partially offset by slightly higher construction costs year over year.

The number of New Orders and the average sales price of New Orders increased 8% and 1%, respectively, in the first six months of 2017 when compared to the first six months of 2016.  New Orders increased in each of our market segments due to more favorable market conditions in the first six months of 2017 compared to the first six months of 2016.  Additionally, the increase in New Orders was favorably impacted by a 2% increase in the average number of active communities year over year.

SG&A expenses in the first six months of 2017 were relatively flat compared to the first six months of 2016, but as a percentage of revenue decreased to 7.2% in the first half of 2017 from 8.0% in the first half of 2016.  SG&A expenses as a percentage of revenue were favorably impacted by the 11% increase in revenues coupled with relatively flat headcount year over year.

Backlog units and dollars were 8,813 units and $3,444,964, respectively, as of June 30, 2017 compared to 8,103 units and $3,122,534, respectively, as of June 30, 2016.  The 9% increase in backlog units was primarily attributable to the aforementioned 8% increase in New Orders. Backlog dollars were favorably impacted by the increase in backlog units.

Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14.2% and 14.0% in the first six months of 2017 and 2016, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2017 or future years.

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

We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot

Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2017 and December 31, 2016 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,600 and $2,400 at June 30, 2017 and December 31, 2016, respectively, of letters of credit issued as deposits in lieu of cash.

The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2017 and 2016.

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Mid Atlantic	$872,148	$772,147	$1,594,416	$1,405,718
North East	127,541	108,766	233,771	205,919
Mid East	313,237	306,257	556,268	550,534
South East	199,788	174,571	375,846	321,074

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit margin:
Mid Atlantic	$166,422	$128,005	$294,328	$234,814
North East	25,187	17,031	45,234	32,877
Mid East	59,879	54,408	104,265	99,061
South East	41,364	32,151	73,381	59,843

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment profit:
Mid Atlantic	$100,621	$63,730	$165,109	$110,339
North East	14,112	5,578	23,218	9,643
Mid East	35,986	30,056	58,145	52,789
South East	22,911	15,825	37,481	28,611

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit margin percentage:
Mid Atlantic	19.1%	16.6%	18.5%	16.7%
North East	19.7%	15.7%	19.3%	16.0%
Mid East	19.1%	17.8%	18.7%	18.0%
South East	20.7%	18.4%	19.5%	18.6%

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,976	$441.3	1,762	$434.6	3,634	$438.7	3,217	$431.7
North East	329	$387.7	289	$376.4	597	$391.6	566	$363.8
Mid East	947	$330.7	934	$327.9	1,672	$332.6	1,695	$324.8
South East	665	$300.4	596	$292.9	1,270	$295.9	1,109	$289.5
Total	3,917	$386.1	3,581	$378.5	7,173	$384.8	6,587	$374.4

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,263	$433.1	2,242	$443.9	4,388	$444.1	4,271	$439.4
North East	361	$396.4	314	$380.6	720	$410.3	655	$372.8
Mid East	1,145	$326.7	1,003	$321.5	2,279	$327.9	2,060	$320.3
South East	909	$293.1	765	$290.8	1,715	$296.9	1,475	$293.8
Total	4,678	$377.0	4,324	$383.9	9,102	$384.6	8,461	$379.9

	As of June 30,
	2017		2016
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,295	$448.1	4,191	$442.1
North East	731	$424.3	629	$382.5
Mid East	2,106	$332.8	1,863	$325.3
South East	1,681	$303.0	1,420	$297.8
Total	8,813	$390.9	8,103	$385.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New order cancellation rate:
Mid Atlantic	14.3%	12.7%	15.5%	14.2%
North East	12.6%	16.7%	13.0%	16.1%
Mid East	11.1%	12.2%	11.8%	13.3%
South East	11.9%	11.9%	14.5%	13.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average active communities:
Mid Atlantic	244	238	241	234
North East	45	43	44	41
Mid East	118	128	119	131
South East	84	74	84	75
Total	491	483	488	481

Homebuilding Inventory:

	June 30, 2017	December 31, 2016
Sold inventory:
Mid Atlantic	$693,332	$544,840
North East	105,550	79,751
Mid East	191,056	141,033
South East	146,008	107,967
Total (1)	$1,135,946	$873,591

	June 30, 2017	December 31, 2016
Unsold lots and housing units inventory:
Mid Atlantic	$119,762	$117,920
North East	4,744	6,370
Mid East	6,115	7,218
South East	12,757	10,872
Total (1)	$143,378	$142,380

(1)

The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sold and unsold inventory impairments:
Mid Atlantic	$99	$53	$108	$106
North East	7	—	7	—
Mid East	—	—	—	—
South East	—	153	—	153
Total	$106	$206	$115	$259

Lots Controlled and Land Deposits:

	June 30, 2017	December 31, 2016
Total lots controlled:
Mid Atlantic	36,800	35,350
North East	6,550	6,200
Mid East	19,750	19,050
South East	20,600	17,400
Total	83,700	78,000

	June 30, 2017	December 31, 2016
Lots included in impairment reserve:
Mid Atlantic	1,950	1,950
North East	500	550
Mid East	950	1,100
South East	500	400
Total	3,900	4,000

	June 30, 2017	December 31, 2016
Contract land deposits, net:
Mid Atlantic	$213,501	$239,588
North East	25,636	27,648
Mid East	45,442	44,394
South East	76,401	70,593
Total	$360,980	$382,223

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$(16)	$975	$970	$960
North East	—	—	—	—
Mid East	2	5	5	51
South East	—	194	—	189
Total	$(14)	$1,174	$975	$1,200

Mid Atlantic

Three Months Ended June 30, 2017 and 2016

The Mid Atlantic segment had an approximate $36,900, or 58%, increase in segment profit in the second quarter of 2017 compared to the second quarter of 2016.  The increase in segment profit was driven by an increase of approximately $100,000, or 13%, in revenues and improved gross profit margins quarter over quarter. Segment revenues increased primarily due to a 12% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by an 8% higher backlog unit balance entering the second quarter of 2017 compared to the same period in 2016, coupled with a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage increased to 19.1% in the second quarter of 2017 from 16.6% in the second quarter of 2016, due primarily to the modest improvement in pricing, moderating construction costs, and the increase in the number of units settled, which allowed us to better leverage certain operating costs.

Segment New Orders increased 1% while the average sales price of New Orders decreased 2% in the second quarter of 2017 compared to the second quarter of 2016. The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders in the current year quarter to lower priced markets, as well as a shift from our NVHomes product, which typically sells at higher price points within the segment.

Six Months Ended June 30, 2017 and 2016

The Mid Atlantic segment had an approximate $54,800, or 50%, increase in segment profit in the first six months of 2017 compared to the first six months of 2016.  The increase in segment profit was driven by an increase of segment revenues of approximately $188,700, or 13%, and improved gross profit margins year over year.  Segment revenues increased due primarily to a 13% increase in the number of units settled.  The increase in the number of units settled was favorably impacted by a 13% higher backlog unit balance entering 2017 compared to the backlog entering 2016.  The Mid Atlantic segment’s gross profit margin percentage increased to 18.5% in 2017 from 16.7% in 2016, due primarily to the modest improvement in pricing, moderating construction costs, and the increase in the number of units settled, which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price of New Order increased 3% and 1%, respectively, in the first six months of 2017 compared to the same period in 2016. The increase in New Orders was attributable to a 3% increase in the average number of active communities year over year.

North East

Three Months Ended June 30, 2017 and 2016

The North East segment had an approximate $8,500, or 153%, increase in segment profit in the second quarter of 2017 compared to the second quarter of 2016 due to an increase in segment revenues of approximately $18,800, or 17%, and improved gross profit margins, quarter over quarter. The increase in segment revenues was due primarily to a 14% increase in the number of units settled and a 3% increase in the average price of units settled quarter over quarter. The increase in the number of units settled was primarily attributable to a 16% higher backlog unit balance entering the second quarter of 2017 compared to the same period in 2016. The increase in the average settlement price was attributable to an 11% higher average sales price of units in backlog entering the second quarter of 2017 compared to the same period in 2016, partially offset by a shift in units settled to lower priced markets quarter over quarter. The North East segment’s gross profit margin percentage increased to 19.7% in the second quarter of 2017 from 15.7% in the second quarter of 2016. Gross profit margin and segment profit were favorably impacted by the modest improvement in pricing, flat construction costs, and the increase in the number of units settled, which allowed us to better leverage certain operating costs.  These favorable impacts on gross profit margin and segment profit were partially offset by higher lot costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 15% and 4%, respectively, in the second quarter of 2017 compared to the second quarter of 2016. The increase in New Orders was attributable to a 5% increase in the average number of active communities quarter over quarter and more favorable market conditions in the second quarter of 2017 compared to the same period in 2016, which led to higher absorption rates. The increase in the average sales price of New Orders quarter over quarter, was attributable to a shift in New Orders to higher priced markets within the segment and a shift to higher priced communities within certain markets.

Six Months Ended June 30, 2017 and 2016

The North East segment had an approximate $13,600, or 141%, increase in segment profit in the first six months of 2017 compared to the first six months of 2016 due to an increase in segment revenues of approximately $27,900, or 14%, and improved gross profit margins, year over year. The increase in segment revenues was due to a 5% increase in the number of units settled and an 8% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to a 13% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016, partially offset by a lower backlog turnover rate year over year. The increase in the average settlement price was attributable to a 9% higher average sales price of units in backlog entering 2017 compared to the same period in 2016, driven by a shift to higher priced markets within the segment and a shift to higher priced communities within certain markets. The North East segment’s gross profit margin percentage increased to 19.3% in the first six months of 2017 from 16.0% in the first six months of 2016. Gross profit margin and segment profit were favorably impacted by the improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs.  These favorable impacts on gross profit margin and segment profit were partially offset by higher construction and lot costs year over year.

Segment New Orders and the average sales price of New Orders each increased 10% in the first six months of 2017 compared to the same period in 2016. New Orders were favorably impacted by an 8% increase in the average number of active communities year over year. The increase in the average New Order sales year over year, was attributable to a shift in New Orders to higher priced markets within the segment and a shift to higher priced communities within certain markets.

Mid East

Three Months Ended June 30, 2017 and 2016

The Mid East segment had an approximate $5,900, or 20%, increase in segment profit in the second quarter of 2017 compared to the second quarter of 2016. The increase in segment profit was driven by an increase of approximately $7,000, or 2%, in revenues and improved gross profit margins quarter over quarter. The increase in revenues was due to 1% increases in both the number of units settled and the average price of units settled quarter over quarter. The segment’s gross profit margin percentage increased to 19.1% in the second quarter of 2017 from 17.8% in the second quarter of 2016.  Gross profit margins were favorably impacted by the modest improvements in pricing and construction costs quarter over quarter.

Segment New Orders and the average sales price of New Orders increased 14% and 2%, respectively, in the second quarter of 2017 compared to the same period in 2016.  New Orders increased despite an 8% decrease in the average number of active communities quarter over quarter as more favorable market conditions in the second quarter of 2017 led to higher absorption rates within the segment.

Six Months Ended June 30, 2017 and 2016

The Mid East segment had an approximate $5,400, or 10%, increase in segment profit in the first six months of 2017 compared to the first six months of 2016.  The increase in segment profit was driven by an increase of approximately $5,700, or 1%, in revenues and improved gross profit margins year over year.  The increase in revenues was due to a 2% increase in the average price of units settled, which was attributable to a 3% higher average sales price of homes in backlog entering 2017 compared to the same period in 2016. The segment’s gross profit margin percentage increased to 18.7% in the first six months of 2017 from 18.0% in the same period of 2016, primarily attributable to the modest improvement in pricing, partially offset by higher construction costs year over year.

Segment New Orders and the average sales price of New Orders increased 11% and 2%, respectively, in the first six months of 2017 compared to the same period in 2016.  New Orders increased despite a 9% decrease in the average number of active communities year over year as more favorable market conditions in 2017 led to higher absorption rates within the segment.

South East

Three Months Ended June 30, 2017 and 2016

The South East segment had an approximate $7,100, or 45%, increase in segment profit in the second quarter of 2017 compared to the second quarter of 2016. The increase in segment profit was primarily driven by an increase of approximately $25,200, or 14%, in revenues and improved gross profit margins quarter over quarter.  The increase in revenues was due to a 12% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter. The increases in the number of units settled and the average settlement price were primarily attributable to a 15% higher backlog unit balance and a 3% higher average sales price of units in backlog, respectively, entering the second quarter of 2017 compared to the same period in 2016. The South East segment’s gross profit margin percentage increased to 20.7% in the second quarter of 2017 from 18.4% in the second quarter of 2016, primarily due to the modest improvement in pricing, partially offset by higher construction costs.

Segment New Orders and the average sales price of New Orders increased 19% and 1%, respectively, in the second quarter of 2017 compared to the same period in 2016.  New Orders were favorably impacted by a 14% increase in the average number of active communities in the second quarter of 2017 compared to the same period in 2016 and more favorable market conditions quarter over quarter.

Six Months Ended June 30, 2017 and 2016

The South East segment had an approximate $8,900, or 31%, increase in segment profit in the first six months of 2017 compared to the first six months of 2016.  The increase in segment profit was primarily driven by an increase of approximately $54,800, or 17%, in revenues and improved gross profit margins.  The increase in revenues was attributable to a 15% increase in the number of units settled and a 2% increase in the average settlement price.  The increase in settlements was attributable to a 17% higher backlog unit balance entering 2017 compared to backlog entering 2016. The South East segment’s gross profit margin percentage increased to 19.5% in the first six months of 2017 from 18.6% in the first six months of 2016 primarily due to the modest improvement in pricing, partially offset by higher construction costs year over year.

Segment New Orders and the average sales price of New Orders increased 16% and 1%, respectively, in the first six months of 2017 compared to 2016.  New Orders were favorably impacted by a 13% increase in the average number of active communities in the first six months of 2017 compared to the same period in 2016 and more favorable market conditions year over year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding consolidated gross profit:
Mid Atlantic	$166,422	$128,005	$294,328	$234,814
North East	25,187	17,031	45,234	32,877
Mid East	59,879	54,408	104,265	99,061
South East	41,364	32,151	73,381	59,843
Consolidation adjustments and other	1,779	3,777	(1,007)	4,521
Homebuilding consolidated gross profit	$294,631	$235,372	$516,201	$431,116

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding consolidated profit before taxes:
Mid Atlantic	$100,621	$63,730	$165,109	$110,339
North East	14,112	5,578	23,218	9,643
Mid East	35,986	30,056	58,145	52,789
South East	22,911	15,825	37,481	28,611
Reconciling items:
Contract land deposit impairment reserve (1)	(2,064)	1,307	(2,792)	2,636
Equity-based compensation expense	(10,505)	(10,048)	(20,112)	(19,880)
Corporate capital allocation (2)	49,646	46,259	95,833	90,574
Unallocated corporate overhead	(23,360)	(26,517)	(50,594)	(56,026)
Consolidation adjustments and other	9,614	9,877	13,427	15,862
Corporate interest expense	(5,624)	(4,539)	(11,188)	(9,366)
Reconciling items sub-total	17,707	16,339	24,574	23,800
Homebuilding consolidated profit before taxes	$191,337	$131,528	$308,527	$225,182

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.
(2)

This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate capital allocation charge:
Mid Atlantic	$31,005	$28,766	$60,130	$55,951
North East	4,133	4,447	7,947	9,400
Mid East	7,535	7,458	14,277	14,157
South East	6,973	5,588	13,479	11,066
Total	$49,646	$46,259	$95,833	$90,574

Mortgage Banking Segment

Three and Six Months Ended June 30, 2017 and 2016

We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loan closing volume:
Total principal	$1,041,613	$942,407	$1,884,954	$1,696,247

Loan volume mix:
Adjustable rate mortgages	9%	7%	8%	7%
Fixed-rate mortgages	91%	93%	92%	93%

Operating profit:
Segment profit	$18,004	$13,973	$33,957	$24,348
Equity-based compensation expense	(373)	(781)	(1,355)	(1,498)
Mortgage banking income before tax	$17,631	$13,192	$32,602	$22,850

Capture rate:	88%	88%	87%	88%

Mortgage banking fees:
Net gain on sale of loans	$24,243	$19,665	$47,474	$36,687
Title services	7,342	6,607	13,499	11,986
Servicing fees	193	170	310	291
	$31,778	$26,442	$61,283	$48,964

Loan closing volume for the three and six months ended June 30, 2017 increased by approximately $99,200, or 11%, and $188,700, or 11%, respectively, from the same periods in 2016. The increase in loan closing volume was primarily attributable to the 9% increase in the homebuilding segment’s number of units settled during both the three and six months ended June 30, 2017 when compared to the same periods in 2016.

Segment profit for the three and six months ended June 30, 2017 increased by approximately $4,000, or 29%, and $9,600, or 39%, respectively, from the same periods in 2016. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $5,300 and $12,300 during the three and six months ended June 30, 2017, respectively, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $1,500 and $2,900 during the three and six months ended June 30, 2017, respectively, resulting from an increase in personnel costs.

Effective Tax Rate

Our effective tax rate during the three and six months ended June 30, 2017 was 29.2% and 26.5%, respectively.  For both the three and six months ended June 30, 2016, our effective tax rate was 36.7%. The 2017 effective tax rate was reduced as a result of our January 1, 2017 adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised.  During the three and six months ended June 30, 2017, we recognized $16,464, or $3.92 per diluted share, and $36,364, or $8.75 per diluted share, respectively, in excess tax benefits.  During the three and six months ended June 30, 2016, excess tax benefits of $2,394 and $8,678, respectively, were recorded to additional paid-in capital within shareholders’ equity. We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.

Liquidity and Capital Resources

Lines of Credit and Notes Payable

Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. The unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,600 outstanding at June 30, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at June 30, 2017.

Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement was renewed in July 2017 with materially consistent terms and conditions and expires on July 25, 2018.  At June 30, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2017.

There have been no material changes in our lines of credit and notes payable during the six months ended June 30, 2017.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash Flows

For the six months ended June 30, 2017, cash and cash equivalents increased by $132,694.  Cash provided by operating activities was $179,731.  Cash was provided by earnings for the six months ended June 30, 2017 and net proceeds of $163,686 from mortgage loan activity.  Cash was primarily used to fund the increase in homebuilding inventory of $272,851 which was primarily attributable to an increase in the number of units under construction at June 30, 2017 compared to December 31, 2016.

Net cash used in investing activities for the six months ended June 30, 2017 of $5,497 included cash used for purchases of property, plant and equipment of $9,784, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $4,270.

Net cash used in financing activities was $41,540 for the six months ended June 30, 2017.  Cash was used to repurchase 83,762 shares of our common stock at an aggregate purchase price of $159,506 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $117,966.

Equity Repurchases

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2017.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risks during the six months ended June 30, 2017. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ.  We have entered a consent decree with the EPA and DOJ to settle this matter.  The consent decree includes injunctive relief and payment of a civil penalty, which was accrued as of June 30, 2017.  The consent decree has been submitted for approval in the U.S. District Court for the District of New Jersey. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

            (dollars in thousands, except per share data)

We had two share repurchase authorizations outstanding during the quarter ended June 30, 2017. On November 2, 2016, and February 15, 2017, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	—	$—	—	$398,314
May 1 - 31, 2017	18,399	$2,131.41	18,399	$359,098
June 1 - 30, 2017	14,441	$2,405.86	14,441	$324,355
Total	32,840	$2,252.09	32,840

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: July 28, 2017	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document