Form 10-Q
period 2017-09-30
NVR INC
filed 2017-10-30
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for companying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2017 there were 3,739,858 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Homebuilding:
Cash and cash equivalents	$611,094	$375,748
Restricted cash	13,797	17,561
Receivables	20,448	18,937
Inventory:
Lots and housing units, covered under sales agreements with customers	1,187,508	883,868
Unsold lots and housing units	158,049	145,065
Land under development	19,182	46,999
Building materials and other	11,820	16,168
	1,376,559	1,092,100
Assets related to consolidated variable interest entity	1,222	1,251
Contract land deposits, net	365,142	379,844
Property, plant and equipment, net	43,822	45,915
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Goodwill and finite-lived intangible assets, net	1,563	2,599
Other assets	266,572	257,811
	2,741,799	2,233,346
Mortgage Banking:
Cash and cash equivalents	15,790	19,657
Restricted cash	2,075	1,857
Mortgage loans held for sale, net	258,554	351,958
Property and equipment, net	6,308	4,903
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	17,638	24,875
	307,712	410,597
Total assets	$3,049,511	$2,643,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$267,039	$251,212
Accrued expenses and other liabilities	337,932	336,318
Liabilities related to consolidated variable interest entity	853	882
Customer deposits	162,285	122,236
Senior notes	596,913	596,455
	1,365,022	1,307,103
Mortgage Banking:
Accounts payable and other liabilities	33,813	32,399
	33,813	32,399
Total liabilities	1,398,835	1,339,502

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2017 and December 31, 2016	206	206
Additional paid-in capital	1,626,112	1,515,828
Deferred compensation trust – 108,638 and 108,640 shares of NVR, Inc. common stock as of September 30, 2017 and December 31, 2016, respectively	(17,376)	(17,375)
Deferred compensation liability	17,376	17,375
Retained earnings	6,107,321	5,695,376
Less treasury stock at cost – 16,819,467 and 16,862,327 shares as of September 30, 2017 and December 31, 2016, respectively	(6,082,963)	(5,906,969)
Total shareholders' equity	1,650,676	1,304,441
Total liabilities and shareholders' equity	$3,049,511	$2,643,943
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding:
Revenues	$1,633,726	$1,507,451	$4,394,027	$3,990,696
Other income	1,715	703	4,264	2,223
Cost of sales	(1,307,971)	(1,242,292)	(3,552,071)	(3,294,421)
Selling, general and administrative	(95,606)	(92,867)	(294,610)	(290,925)
Operating income	231,864	172,995	551,610	407,573
Interest expense	(5,821)	(5,338)	(17,040)	(14,734)
Homebuilding income	226,043	167,657	534,570	392,839

Mortgage Banking:
Mortgage banking fees	34,194	30,118	95,477	79,082
Interest income	1,953	2,000	5,168	5,111
Other income	583	473	1,398	1,140
General and administrative	(18,010)	(14,959)	(50,190)	(44,345)
Interest expense	(299)	(286)	(830)	(792)
Mortgage banking income	18,421	17,346	51,023	40,196

Income before taxes	244,464	185,003	585,593	433,035
Income tax expense	(82,362)	(67,611)	(172,691)	(158,664)

Net income	$162,102	$117,392	$412,902	$274,371

Basic earnings per share	$43.26	$30.43	$110.60	$70.70

Diluted earnings per share	$38.02	$28.46	$98.33	$66.24

Basic weighted average shares outstanding	3,747	3,858	3,733	3,881

Diluted weighted average shares outstanding	4,263	4,125	4,199	4,142

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$412,902	$274,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,087	16,591
Equity-based compensation expense	32,678	32,459
Contract land deposit impairments (recoveries), net	3,396	(1,427)
Gain on sale of loans, net	(73,372)	(59,386)
Mortgage loans closed	(2,860,903)	(2,542,659)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,033,239	2,633,539
Distribution of earnings from unconsolidated joint ventures	5,120	8,026
Net change in assets and liabilities:
Increase in inventory	(284,459)	(309,824)
Decrease (increase) in contract land deposits	11,306	(32,774)
Decrease (increase) in receivables	162	(2,913)
Increase in accounts payable and accrued expenses	15,109	59,736
Increase in customer deposits	40,049	33,732
Other, net	(11,538)	(7,034)
Net cash provided by operating activities	340,776	102,437

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(455)	(653)
Distribution of capital from unconsolidated joint ventures	6,081	9,162
Purchase of property, plant and equipment	(15,670)	(16,513)
Proceeds from the sale of property, plant and equipment	664	701
Net cash used in investing activities	(9,380)	(7,303)

Cash flows from financing activities:
Purchase of treasury stock	(230,199)	(291,743)
Distributions to partner in consolidated variable interest entity	—	(217)
Proceeds from the exercise of stock options	130,245	33,938
Net cash used in financing activities	(99,954)	(258,022)

Net increase (decrease) in cash and cash equivalents	231,442	(162,888)
Cash and cash equivalents, beginning of the period	396,619	425,316

Cash and cash equivalents, end of the period	$628,061	$262,428

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$23,112	$20,899
Income taxes paid during the period, net of refunds	$169,949	$148,117

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.  In connection with the adoption of ASU 2016-09, the Company:

•
Recorded the excess tax benefit from stock option exercises as a reduction to income tax expense prospectively beginning January 1, 2017.  In the prior year, the excess tax benefit was recorded to additional paid-in capital within shareholders’ equity.  The excess tax benefit recognized during the three months ended September 30, 2017 and 2016 was $8,357 and $2,271, respectively.  The excess tax benefit recognized during the nine months ended September 30, 2017 and 2016 was $44,720 and $10,949, respectively.

•
Presented the aforementioned excess tax benefit recognized as an operating activity on the statement of cash flows and retrospectively adjusted the prior year Statement of Cash Flows accordingly. In the prior year, the excess tax benefit was recognized as a cash inflow from financing activities and a corresponding cash outflow from operating activities. The retrospective adjustment resulted in a $10,949 increase to net cash provided by operating activities and a $10,949 increase to net cash used in financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

For the three and nine months ended September 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
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
As of September 30, 2017, NVR controlled approximately 79,700 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $385,600 and $2,100, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 9,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $11,700 and $200, respectively, as of September 30, 2017, of which approximately $5,200 is refundable if certain contractual conditions are not met.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
NVR’s total risk of loss related to contract land deposits as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Contract land deposits	$397,330	$411,150
Loss reserve on contract land deposits	(32,188)	(31,306)
Contract land deposits, net	365,142	379,844
Contingent obligations in the form of letters of credit	2,315	2,379
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$368,962	$383,728

(1)	As of both September 30, 2017 and December 31, 2016, the Company was committed to purchase 10 finished lots under specific performance obligations.

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
At September 30, 2017, the Company had an aggregate investment totaling approximately $42,300 in six JVs that are expected to produce approximately 7,200 finished lots, of which approximately 3,900 lots were controlled by the Company and the remaining approximately 3,300 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,800 in the aggregate to three of the JVs at September 30, 2017. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $41,900 and $49,000 at September 30, 2017 and December 31, 2016, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

The condensed balance sheets as of September 30, 2017 and December 31, 2016 of the consolidated JV were as follows:

	September 30, 2017	December 31, 2016
Assets:
Cash	$1,177	$1,214
Other assets	45	37
Total assets	$1,222	$1,251

Liabilities and equity:
Accrued expenses	$521	$550
Equity	701	701
Total liabilities and equity	$1,222	$1,251
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
In January 2017, the Company purchased a raw land parcel for approximately $14,400. In September 2017, the Company sold that land parcel to a developer for an amount which approximated NVR's net investment in the property as of the sale date. In conjunction with the sale, the Company also entered into a Lot Purchase Agreement with the developer for the option to purchase finished lots expected to be developed from the parcel.
As of September 30, 2017, NVR directly owned a total of three separate raw land parcels with a carrying value of $19,182 that are expected to produce approximately 400 finished lots. The Company also has additional funding commitments of approximately $9,000 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,800.
None of the raw parcels had any indicators of impairment as of September 30, 2017. Based on market conditions, NVR may on a limited basis continue to directly acquire additional raw parcels to develop into finished lots.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

5. Capitalized Interest
The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to Accounting Standards Codification 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred. NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest capitalized, beginning of period	$5,952	$4,576	$5,106	$4,434
Interest incurred	6,615	6,562	19,754	19,347
Interest charged to interest expense	(6,120)	(5,624)	(17,870)	(15,526)
Interest charged to cost of sales	(778)	(600)	(1,321)	(3,341)
Interest capitalized, end of period	$5,669	$4,914	$5,669	$4,914

6. Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding used to calculate basic EPS	3,747	3,858	3,733	3,881
Dilutive securities:
Stock options and restricted share units	516	267	466	261
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,263	4,125	4,199	4,142
The following stock options and restricted share units issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive securities	8	88	17	89

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

7. Shareholders’ Equity
A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2016	$206	$1,515,828	$5,695,376	$(5,906,969)	$(17,375)	$17,375	$1,304,441

Cumulative-effect adjustment from adoption of ASU 2016-09, net of tax	—	1,566	(957)	—	—	—	609
Net income	—	—	412,902	—	—	—	412,902
Deferred compensation activity	—	—	—	—	(1)	1	—
Purchase of common stock for treasury	—	—	—	(230,199)	—	—	(230,199)
Equity-based compensation	—	32,678	—	—	—	—	32,678
Proceeds from stock options exercised	—	130,245	—	—	—	—	130,245
Treasury stock issued upon option exercise and restricted share vesting	—	(54,205)	—	54,205	—	—	—
Balance, September 30, 2017	$206	$1,626,112	$6,107,321	$(6,082,963)	$(17,376)	$17,376	$1,650,676
The Company repurchased 110 shares of its common stock during the nine months ended September 30, 2017. The Company settles stock option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 153 shares were issued from the treasury account during the nine months ended September 30, 2017 in settlement of stock option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

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
The following table reflects the changes in the Company’s Warranty Reserve during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warranty reserve, beginning of period	$95,394	$87,953	$93,895	$87,407
Provision	12,940	11,622	35,107	33,331
Payments	(11,677)	(11,551)	(32,345)	(32,714)
Warranty reserve, end of period	$96,657	$88,024	$96,657	$88,024

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

9. Segment Disclosures
The following disclosure includes four homebuilding reportable segments that aggregate geographically the Company’s homebuilding operating segments, and the mortgage banking operations presented as one reportable segment.  The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee
Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses and a corporate capital allocation charge.  The corporate capital allocation charge is eliminated in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital.  In addition, certain assets, including goodwill and intangible assets and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance.  The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs.  Mortgage banking operations are not charged a corporate capital allocation charge.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Homebuilding Mid Atlantic	$927,551	$873,490	$2,521,967	$2,279,207
Homebuilding North East	141,033	123,754	374,804	329,674
Homebuilding Mid East	338,900	327,387	895,168	877,921
Homebuilding South East	226,242	182,820	602,088	503,894
Mortgage Banking	34,194	30,118	95,477	79,082
Total consolidated revenues	$1,667,920	$1,537,569	$4,489,504	$4,069,778

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Profit before taxes:
Homebuilding Mid Atlantic	$109,417	$81,137	$274,527	$191,476
Homebuilding North East	18,762	8,711	41,980	18,354
Homebuilding Mid East	44,990	34,699	103,135	87,488
Homebuilding South East	26,849	16,548	64,330	45,159
Mortgage Banking	19,336	18,155	53,293	42,503
Total segment profit before taxes	219,354	159,250	537,265	384,980
Reconciling items:
Contract land deposit reserve adjustment (1)	1,910	785	(882)	3,421
Equity-based compensation expense	(11,211)	(11,081)	(32,678)	(32,459)
Corporate capital allocation (2)	51,904	50,032	147,737	140,606
Unallocated corporate overhead	(18,768)	(18,459)	(69,362)	(74,485)
Consolidation adjustments and other	7,087	9,798	20,513	25,660
Corporate interest expense	(5,812)	(5,322)	(17,000)	(14,688)
Reconciling items sub-total	25,110	25,753	48,328	48,055
Consolidated profit before taxes	$244,464	$185,003	$585,593	$433,035

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

	September 30, 2017	December 31, 2016
Assets:
Homebuilding Mid Atlantic	$1,163,794	$1,054,779
Homebuilding North East	145,094	126,720
Homebuilding Mid East	278,609	222,736
Homebuilding South East	288,473	214,225
Mortgage Banking	300,365	403,250
Total segment assets	2,176,335	2,021,710
Reconciling items:
Consolidated variable interest entity	1,222	1,251
Cash and cash equivalents	611,094	375,748
Deferred taxes	176,892	170,652
Intangible assets and goodwill	50,490	51,526
Contract land deposit reserve	(32,188)	(31,306)
Consolidation adjustments and other	65,666	54,362
Reconciling items sub-total	873,176	622,233
Consolidated assets	$3,049,511	$2,643,943

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$32,025	$31,960	$92,154	$87,911
Homebuilding North East	4,244	4,572	12,191	13,972
Homebuilding Mid East	7,747	7,366	22,024	21,523
Homebuilding South East	7,888	6,134	21,368	17,200
Total	$51,904	$50,032	$147,737	$140,606

10. Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair value of NVR’s Senior Notes as of September 30, 2017 was $628,500.  The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying value of the Senior Notes was $596,913 at September 30, 2017.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2017, there were contractual commitments to extend credit to borrowers aggregating $668,936 and open forward delivery contracts aggregating $838,131, which hedge both the rate lock loan commitments and closed loans held for sale.
The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);

ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and

iii)	the value of the servicing rights associated with the loan (Level 2).
The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes a fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.
The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $258,554 included on the accompanying condensed consolidated balance sheet has been increased by $2,537 from the aggregate principal balance of $256,017.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

The undesignated derivative instruments are included on the accompanying condensed consolidated balance sheet, as of September 30, 2017, as follows:

	Fair Value	Balance Sheet Location
Rate lock commitments:
Gross assets	$7,221
Gross liabilities	3,610
Net rate lock commitments	$3,611	NVRM - Other assets
Forward sales contracts:
Gross assets	$1,771
Gross liabilities	802
Net forward sales contracts	$969	NVRM - Other assets
The fair value measurement as of September 30, 2017 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$668,936	$(1,433)	$(1,361)	$6,405	$—	$3,611
Forward sales contracts	$838,131	—	—	—	969	969
Mortgages held for sale	$256,017	(301)	265	2,573	—	2,537
Total fair value measurement		$(1,734)	$(1,096)	$8,978	$969	$7,117
For the three and nine months ended September 30, 2017, NVRM recorded a fair value adjustment to income of $1,572 and $2,931, respectively.  For the three and nine months ended September 30, 2016, NVRM recorded a fair value adjustment to expense of $758 and $826, respectively.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

11. Debt
Senior Notes
As of September 30, 2017, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $7,200 was outstanding at September 30, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at September 30, 2017.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

Repurchase Agreement
NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement expires on July 25, 2018. At September 30, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at September 30, 2017.

12. Commitments and Contingencies
In June 2010, the Company received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company in New York and New Jersey. The Company cooperated with this request, and provided information to the EPA. The Company was subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ. The Company has entered a consent decree with the EPA and DOJ to settle this matter. The U.S. District Court for the District of New Jersey approved the consent decree on September 7, 2017. The consent decree includes injunctive relief and a civil penalty, which was paid in September 2017. The Company believes the disposition of this matter will not have a material adverse effect on its results of operations and liquidity or on its financial condition.
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

13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 33.7% and 29.5%, respectively.  For the three and nine months ended September 30, 2016, the Company’s effective tax rate was 36.5% and 36.6%, respectively. The 2017 effective tax rate was reduced as a result of the Company’s adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised.  During the three and nine months ended September 30, 2017, the Company recognized $8,357 and $44,720, respectively, in excess tax benefits. During the three and nine months ended September 30, 2016, excess tax benefits of $2,271 and $10,949, respectively, were recorded to additional paid-in capital within shareholders’ equity.

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
Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
Overview
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
As of September 30, 2017, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 79,700 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $385,600 and $2,100, respectively. Included in the number of controlled lots are approximately 4,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $32,200 as of September 30, 2017.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $42,300 in six JVs, expected to produce approximately 7,200 lots. Of the lots to be produced by the JVs, approximately 3,900 lots were controlled by us and approximately 3,300 were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $19,200 that we intend to develop into approximately 400 finished lots. We had additional funding commitments of approximately $9,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,800. During the third quarter of 2017, we sold a land parcel we had acquired in January 2017 to a developer for an amount which approximated our net investment in the property as of the sale date. In conjunction with the sale, we entered into a Lot Purchase Agreement with the developer for the option to purchase finished lots expected to be developed from the parcel.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 9,700 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $11,700 and $200, respectively, as of September 30, 2017, of which approximately $5,200 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results
During the first nine months of 2017 we continued to experience improving new home demand as a result of favorable market conditions, including low interest rates, low unemployment and improved consumer confidence.  However, new home prices continued to be constrained due to the competitive market environment.
Our consolidated revenues for the third quarter of 2017 totaled $1,667,920, an 8% increase from the third quarter of 2016.  Net income for the third quarter ended September 30, 2017 was $162,102, or $38.02 per diluted share, increases of 38% and 34% when compared to net income and diluted earnings per share in the third quarter of 2016, respectively.  Our homebuilding gross profit margin percentage increased to 19.9% in the third quarter of 2017 from 17.6% in the third quarter of 2016. New orders, net of cancellations (“New Orders”) increased 21% in the third quarter of 2017 compared to the third quarter of 2016. The average sales price for New Orders in the third quarter of 2017 of $382.8 decreased 3% compared to the third quarter of 2016.
Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the third quarter of 2017 to 33.7% from 36.5% in the third quarter of 2016.  The reduction in the effective tax rate was primarily due to our January 1, 2017 adoption of Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  See additional discussion regarding the income tax impact of the adoption of ASU 2016-09 in the “Effective Tax Rate” section below.
We believe that a continuation of the housing market recovery is dependent upon a sustained overall economic recovery, driven by continued improvements in job and wage growth and household formation.  We expect to face gross margin pressure which will be impacted by modest pricing power and our ability to manage land and construction costs. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Financial Data:
Revenues	$1,633,726	$1,507,451	$4,394,027	$3,990,696
Cost of sales	$1,307,971	$1,242,292	$3,552,071	$3,294,421
Gross profit margin percentage	19.9%	17.6%	19.2%	17.4%
Selling, general and administrative expenses	$95,606	$92,867	$294,610	$290,925
Operating Data:
Settlements (units)	4,158	3,922	11,331	10,509
Average settlement price	$392.9	$384.1	$387.7	$378.0
New orders (units)	4,200	3,477	13,302	11,938
Average new order price	$382.8	$392.8	$384.0	$383.6
Backlog (units)			8,855	7,658
Average backlog price			$386.1	$389.4
New order cancellation rate	13.3%	17.7%	13.9%	15.1%
Consolidated Homebuilding - Three Months Ended September 30, 2017 and 2016
Homebuilding revenues increased 8% for the third quarter of 2017 from the same period in 2016, as a result of a 6% increase in the number of units settled and a 2% increase in the average settlement price quarter over quarter. The increases in the number of units settled and the average settlement price were primarily attributable to a 9% higher backlog unit balance and a 1% higher average sales price of units in backlog, respectively, entering the third quarter of 2017 compared to the same period in 2016.

Gross profit margin percentage in the third quarter of 2017 increased 235 basis points to 19.9% compared to the third quarter of 2016, due to modest improvement in pricing, moderating construction costs, and the increase in the number of units settled, which allowed us to better leverage certain operating costs.
The number of New Orders increased 21% while the average sales price of New Orders decreased 3% in the third quarter of 2017 compared to the third quarter of 2016.  The number of New Orders increased in each of our market segments due to more favorable market conditions in the third quarter of 2017 compared to the same period in 2016, which led to higher community absorption rates quarter over quarter.  The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders to lower priced markets and to lower priced products.
Selling, general and administrative (“SG&A”) expenses in the third quarter of 2017 increased by 3% when compared to the same period in 2016, but as a percentage of revenue decreased to 5.9% in the third quarter of 2017 from 6.2% in the third quarter of 2016.  SG&A expenses as a percentage of revenue were favorably impacted by the 8% increase in homebuilding revenues coupled with relatively flat headcount quarter over quarter.
Consolidated Homebuilding - Nine Months Ended September 30, 2017 and 2016
Homebuilding revenues increased 10% for the nine months ended September 30, 2017 from the same period in 2016, as a result of an 8% increase in the number of units settled and a 3% increase in the average settlement price year over year.  The increases in the number of units settled and the average settlement price were primarily attributable to an 11% higher backlog unit balance and a 3% higher average sales price of units in backlog, respectively, entering 2017 compared to backlog entering 2016.
Gross profit margin percentage in the first nine months of 2017 increased 171 basis points to 19.2% compared to 17.4% in the first nine months of 2016, due primarily to modest improvement in pricing and construction costs and the increase in the number of units settled, which allowed us to better leverage certain operating costs.
The number of New Orders increased 11% while the average sales price of New Orders remained flat in the first nine months of 2017 when compared to the first nine months of 2016.  New Orders increased in each of our market segments due to more favorable market conditions in the first nine months of 2017 compared to the first nine months of 2016, which led to higher community absorption rates year over year.
SG&A expenses in the first nine months of 2017 were relatively flat compared to the first nine months of 2016, but as a percentage of revenue decreased to 6.7% in the first nine months of 2017 from 7.3% in the first nine months of 2016.  SG&A expenses as a percentage of revenue were favorably impacted by the 10% increase in revenues.
Backlog units and dollars were 8,855 units and $3,418,710, respectively, as of September 30, 2017 compared to 7,658 units and $2,981,894, respectively, as of September 30, 2016.  The 16% increase in backlog units was primarily attributable to a 14% increase in New Orders for the six-month period ended September 30, 2017 compared to the same period in 2016. Backlog dollars were favorably impacted by the increase in backlog units.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.9% and 15.1% in the first nine months of 2017 and 2016, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2017 or future years.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at September 30, 2017 and December 31, 2016 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,300 and $2,400 at September 30, 2017 and December 31, 2016, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2017 and 2016.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Mid Atlantic	$927,551	$873,490	$2,521,967	$2,279,207
North East	141,033	123,754	374,804	329,674
Mid East	338,900	327,387	895,168	877,921
South East	226,242	182,820	602,088	503,894

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit margin:
Mid Atlantic	$176,482	$148,539	$470,809	$383,353
North East	29,854	20,174	75,088	53,051
Mid East	68,876	58,781	173,141	157,843
South East	46,842	33,769	120,224	93,612

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment profit:
Mid Atlantic	$109,417	$81,137	$274,527	$191,476
North East	18,762	8,711	41,980	18,354
Mid East	44,990	34,699	103,135	87,488
South East	26,849	16,548	64,330	45,159

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit margin percentage:
Mid Atlantic	19.0%	17.0%	18.7%	16.8%
North East	21.2%	16.3%	20.0%	16.1%
Mid East	20.3%	18.0%	19.3%	18.0%
South East	20.7%	18.5%	20.0%	18.6%
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,048	$452.8	1,984	$440.2	5,682	$443.8	5,201	$434.9
North East	333	$423.5	330	$375.0	930	$403.0	896	$367.9
Mid East	1,021	$331.9	1,013	$322.5	2,693	$332.3	2,708	$323.9
South East	756	$299.3	595	$307.3	2,026	$297.2	1,704	$295.7
Total	4,158	$392.9	3,922	$384.1	11,331	$387.7	10,509	$378.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,113	$435.7	1,817	$444.6	6,501	$441.4	6,088	$441.0
North East	346	$402.5	305	$387.9	1,066	$407.8	960	$377.6
Mid East	939	$336.1	769	$341.2	3,218	$330.3	2,829	$326.0
South East	802	$289.6	586	$302.3	2,517	$294.6	2,061	$296.2
Total	4,200	$382.8	3,477	$392.8	13,302	$384.0	11,938	$383.6

	As of September 30,
	2017		2016
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,360	$439.8	4,024	$444.3
North East	744	$414.6	604	$389.3
Mid East	2,024	$334.8	1,619	$334.7
South East	1,727	$298.4	1,411	$295.7
Total	8,855	$386.1	7,658	$389.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New order cancellation rate:
Mid Atlantic	14.0%	17.1%	15.0%	15.1%
North East	12.0%	16.0%	12.7%	16.1%
Mid East	11.2%	17.5%	11.6%	14.5%
South East	14.5%	20.6%	14.5%	15.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average active communities:
Mid Atlantic	232	241	238	237
North East	42	45	43	42
Mid East	122	124	120	129
South East	83	74	84	74
Total	479	484	485	482
Homebuilding Inventory:

	September 30, 2017	December 31, 2016
Sold inventory:
Mid Atlantic	$703,197	$544,840
North East	102,429	79,751
Mid East	194,186	141,033
South East	165,519	107,967
Total (1)	$1,165,331	$873,591

	September 30, 2017	December 31, 2016
Unsold lots and housing units inventory:
Mid Atlantic	$126,249	$117,920
North East	4,940	6,370
Mid East	6,364	7,218
South East	15,640	10,872
Total (1)	$153,193	$142,380
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes and are not allocated to our operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sold and unsold inventory impairments:
Mid Atlantic	$141	$622	$249	$727
North East	5	39	12	39
Mid East	—	—	—	—
South East	—	99	—	252
Total	$146	$760	$261	$1,018

Lots Controlled and Land Deposits:

	September 30, 2017	December 31, 2016
Total lots controlled:
Mid Atlantic	37,250	35,350
North East	6,250	6,200
Mid East	20,700	19,050
South East	19,800	17,400
Total	84,000	78,000

	September 30, 2017	December 31, 2016
Lots included in impairment reserve:
Mid Atlantic	1,900	1,950
North East	500	550
Mid East	1,150	1,100
South East	650	400
Total	4,200	4,000

	September 30, 2017	December 31, 2016
Contract land deposits, net:
Mid Atlantic	$214,009	$239,588
North East	27,149	27,648
Mid East	47,170	44,394
South East	79,129	70,593
Total	$367,457	$382,223

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract land deposit impairments, net:
Mid Atlantic	$1,919	$94	$2,889	$1,054
North East	16	—	16	—
Mid East	4	137	9	188
South East	—	563	—	752
Total	$1,939	$794	$2,914	$1,994
Mid Atlantic
Three Months Ended September 30, 2017 and 2016
The Mid Atlantic segment had an approximate $28,300, or 35%, increase in segment profit in the third quarter of 2017 compared to the third quarter of 2016.  The increase in segment profit was driven by an increase of approximately $54,100, or 6%, in revenues and improved gross profit margins quarter over quarter. Segment revenues increased primarily due to a 3% increase in both the number of units settled and the average price of units settled quarter over quarter.  The increase in the number of units settled was favorably impacted by a 2% higher backlog unit balance entering the third quarter of 2017 compared to the same period in 2016. The increase in the average settlement price was attributable to a shift in settlements to higher priced markets and to a 1% higher average price of units in backlog entering the third quarter of 2017 compared to the same period in 2016. The Mid Atlantic segment’s gross profit margin percentage increased to 19.0% in the third quarter of 2017 from 17.0% in the third quarter of 2016, due primarily to modest improvement in pricing and lower construction costs.

Segment New Orders increased 16% while the average sales price of New Orders decreased 2% in the third quarter of 2017 compared to the third quarter of 2016. New Orders increased despite a 4% decrease in the average number of active communities quarter over quarter as more favorable market conditions in the third quarter of 2017 led to higher community absorption rates within the segment.  The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders in the current year quarter to lower priced markets and lower priced products.
Nine Months Ended September 30, 2017 and 2016
The Mid Atlantic segment had an approximate $83,100, or 43%, increase in segment profit in the first nine months of 2017 compared to the first nine months of 2016.  The increase in segment profit was driven by an increase of segment revenues of approximately $242,800, or 11%, and improved gross profit margins year over year.  Segment revenues increased due to a 9% increase in the number of units settled and a 2% increase in the average settlement price year over year.  The increases in the number of units settled and the average settlement price was favorably impacted by a 13% higher backlog unit balance and a 2% higher average sales price of units in backlog entering 2017 compared to the backlog entering 2016.  The Mid Atlantic segment’s gross profit margin percentage increased to 18.7% in 2017 from 16.8% in 2016, due primarily to modest improvement in pricing and moderating construction costs.
Segment New Orders increased 7% and the average sales price of New Orders was flat in the first nine months of 2017 compared to the same period in 2016. The increase in New Orders was due to more favorable market conditions in 2017, which led to higher community absorption rates year over year.
North East
Three Months Ended September 30, 2017 and 2016
The North East segment had an approximate $10,100, or 115%, increase in segment profit in the third quarter of 2017 compared to the third quarter of 2016 due to an increase in segment revenues of approximately $17,300, or 14%, and improved gross profit margins, quarter over quarter. The increase in segment revenues was due primarily to a 13% increase in the average price of units settled quarter over quarter. The increase in the average settlement price was attributable to an 11% higher average sales price of units in backlog entering the third quarter of 2017 compared to the same period in 2016, driven by a shift to higher priced markets in the segment and a shift to higher priced communities within certain markets. The North East segment’s gross profit margin percentage increased to 21.2% in the third quarter of 2017 from 16.3% in the third quarter of 2016. Gross profit margin and segment profit were favorably impacted by improvement in pricing and lower construction costs quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 13% and 4%, respectively, in the third quarter of 2017 compared to the third quarter of 2016. The increase in New Orders was attributable to more favorable market conditions in the third quarter of 2017 compared to the same period in 2016, which led to higher community absorption rates quarter over quarter. The increase in the average sales price of New Orders quarter over quarter was attributable to a shift in New Orders to higher priced markets within the segment.
Nine Months Ended September 30, 2017 and 2016
The North East segment had an approximate $23,600, or 129%, increase in segment profit in the first nine months of 2017 compared to the first nine months of 2016 due to an increase in segment revenues of approximately $45,100, or 14%, and improved gross profit margins, year over year. The increase in segment revenues was due to a 4% increase in the number of units settled and a 10% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to a 13% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016, partially offset by a lower backlog turnover rate year over year. The increase in the average settlement price was attributable to a 9% higher average sales price of units in backlog entering 2017 compared to the same period in 2016, driven by a shift to higher priced markets in the segment and a shift to higher priced communities within certain markets. The North East segment’s gross profit margin percentage increased to 20.0% in the first nine months of 2017 from 16.1% in the first nine months of 2016. Gross profit margin and segment profit were favorably impacted by improvement in pricing, moderating construction costs and the increase in the number of units settled, which allowed us to better leverage certain operating costs.

Segment New Orders and the average sales price of New Orders increased 11% and 8%, respectively, in the first nine months of 2017 compared to the same period in 2016. New Orders were favorably impacted by a 3% increase in the average number of active communities year over year and by more favorable market conditions in 2017, which led to higher community absorption rates year over year. The increase in the average New Order sales price year over year, was attributable to a shift in New Orders to higher priced markets within the segment and a shift to higher priced communities within certain markets.
Mid East
Three Months Ended September 30, 2017 and 2016
The Mid East segment had an approximate $10,300, or 30%, increase in segment profit in the third quarter of 2017 compared to the third quarter of 2016. The increase in segment profit was driven by an increase in segment revenue of approximately $11,500, or 4%, and improved gross profit margins quarter over quarter. The increase in revenues was due to a 3% increase in the average price of units settled quarter over quarter. The increase in the average settlement price was attributable to a 2% higher average sales price of units in backlog entering the third quarter of 2017 compared to the same period in 2016. The segment’s gross profit margin percentage increased to 20.3% in the third quarter of 2017 from 18.0% in the third quarter of 2016.  Gross profit margins were favorably impacted by modest improvement in pricing and moderating construction costs quarter over quarter.
Segment New Orders increased 22%, while the average sales price of New Orders decreased 1% in the third quarter of 2017 compared to the same period in 2016.  New Orders increased as more favorable market conditions in the third quarter of 2017 led to higher community absorption rates within the segment. The average sales price of New Orders was negatively impacted by a shift in sales to lower priced markets within the segment.
Nine Months Ended September 30, 2017 and 2016
The Mid East segment had an approximate $15,600, or 18%, increase in segment profit in the first nine months of 2017 compared to the first nine months of 2016.  The increase in segment profit was driven by an increase of approximately $17,200, or 2%, in revenues and improved gross profit margins year over year.  The increase in revenues was due to a 3% increase in the average price of units settled, which was attributable to a 3% higher average sales price of homes in backlog entering 2017 compared to the same period in 2016. The segment’s gross profit margin percentage increased to 19.3% in the first nine months of 2017 from 18.0% in the same period of 2016, primarily due to modest improvement in pricing and moderating construction costs year over year.
Segment New Orders and the average sales price of New Orders increased 14% and 1%, respectively, in the first nine months of 2017 compared to the same period in 2016.  New Orders increased despite a 6% decrease in the average number of active communities year over year as more favorable market conditions in 2017 led to higher community absorption rates within the segment.
South East
Three Months Ended September 30, 2017 and 2016
The South East segment had an approximate $10,300, or 62%, increase in segment profit in the third quarter of 2017 compared to the third quarter of 2016. The increase in segment profit was primarily driven by an increase of approximately $43,400, or 24%, in revenues and improved gross profit margins quarter over quarter.  The increase in revenues was due to a 27% increase in the number of units settled, partially offset by a 3% decrease in the average price of units settled quarter over quarter. The increase in the number of units settled was primarily attributable to an 18% higher backlog unit balance entering the third quarter of 2017 compared to the same period in 2016, coupled with a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price quarter over quarter is primarily attributable to a shift in settlements to lower priced markets and lower priced product within the segment. The South East segment’s gross profit margin percentage increased to 20.7% in the third quarter of 2017 from 18.5% in the third quarter of 2016, primarily due to modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs, partially offset by higher construction costs quarter over quarter.
Segment New Orders increased 37%, while the average sales price of New Orders decreased 4% in the third quarter of 2017 compared to the same period in 2016.  New Orders were favorably impacted by a 13% increase in the average number of active communities in the third quarter of 2017 compared to the same period in 2016 and more favorable market conditions in the third quarter of 2017, which led to higher community absorption rates. The average sales price of New Orders was negatively impacted by a shift in New Orders to lower priced markets and lower priced products within the segment.
Nine Months Ended September 30, 2017 and 2016
The South East segment had an approximate $19,200, or 42%, increase in segment profit in the first nine months of 2017 compared to the first nine months of 2016.  The increase in segment profit was primarily driven by an increase of approximately $98,200, or 19%, in revenues and improved gross profit margins.  The increase in revenues was primarily attributable to a 19% increase in the number of units settled.  The increase in settlements was attributable to a 17% higher backlog unit balance entering 2017 compared to backlog entering 2016. The South East segment’s gross profit margin percentage increased to 20.0% in the first nine months of 2017 from 18.6% in the first nine months of 2016 primarily due to modest improvement in pricing, partially offset by higher construction costs year over year.
Segment New Orders increased 22%, while the average sales price of New Orders was relatively flat in the first nine months of 2017 compared to 2016.  New Orders were favorably impacted by a 13% increase in the average number of active communities in the first nine months of 2017 compared to the same period in 2016 and more favorable market conditions in 2017, which led to higher community absorption rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding consolidated gross profit:
Mid Atlantic	$176,482	$148,539	$470,809	$383,353
North East	29,854	20,174	75,088	53,051
Mid East	68,876	58,781	173,141	157,843
South East	46,842	33,769	120,224	93,612
Consolidation adjustments and other	3,701	3,896	2,694	8,416
Homebuilding consolidated gross profit	$325,755	$265,159	$841,956	$696,275

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding consolidated profit before taxes:
Mid Atlantic	$109,417	$81,137	$274,527	$191,476
North East	18,762	8,711	41,980	18,354
Mid East	44,990	34,699	103,135	87,488
South East	26,849	16,548	64,330	45,159
Reconciling items:
Contract land deposit impairment reserve (1)	1,910	785	(882)	3,421
Equity-based compensation expense	(10,296)	(10,272)	(30,408)	(30,152)
Corporate capital allocation (2)	51,904	50,032	147,737	140,606
Unallocated corporate overhead	(18,768)	(18,459)	(69,362)	(74,485)
Consolidation adjustments and other	7,087	9,798	20,513	25,660
Corporate interest expense	(5,812)	(5,322)	(17,000)	(14,688)
Reconciling items sub-total	26,025	26,562	50,598	50,362
Homebuilding consolidated profit before taxes	$226,043	$167,657	$534,570	$392,839

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate capital allocation charge:
Mid Atlantic	$32,025	$31,960	$92,154	$87,911
North East	4,244	4,572	12,191	13,972
Mid East	7,747	7,366	22,024	21,523
South East	7,888	6,134	21,368	17,200
Total	$51,904	$50,032	$147,737	$140,606

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2017 and 2016
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loan closing volume:
Total principal	$1,115,494	$1,055,163	$3,000,448	$2,751,410

Loan volume mix:
Adjustable rate mortgages	9%	4%	8%	6%
Fixed-rate mortgages	91%	96%	92%	94%

Operating profit:
Segment profit	$19,336	$18,155	$53,293	$42,503
Equity-based compensation expense	(915)	(809)	(2,270)	(2,307)
Mortgage banking income before tax	$18,421	$17,346	$51,023	$40,196

Capture rate:	88%	88%	87%	88%

Mortgage banking fees:
Net gain on sale of loans	$25,898	$22,699	$73,372	$59,386
Title services	8,164	7,279	21,663	19,265
Servicing fees	132	140	442	431
	$34,194	$30,118	$95,477	$79,082
Loan closing volume for the three and nine months ended September 30, 2017 increased by approximately $60,300, or 6%, and $249,000, or 9%, respectively, from the same periods in 2016. The increases in loan closing volume during the three and nine months ended September 30, 2017 were primarily attributable to the 6% and 8% increases, respectively, in the homebuilding segment’s number of units settled when compared to the same periods in 2016.
Segment profit for the three and nine months ended September 30, 2017 increased by approximately $1,200, or 7%, and $10,800, or 25%, respectively, from the same periods in 2016. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $4,100 and $16,400 during the three and nine months ended September 30, 2017, respectively, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $2,900 and $5,900 during the three and nine months ended September 30, 2017, respectively, resulting from an increase in personnel costs.

Effective Tax Rate
Our effective tax rate during the three and nine months ended September 30, 2017 was 33.7% and 29.5%, respectively.  For the three and nine months ended September 30, 2016, our effective tax rate was 36.5% and 36.6%, respectively. The 2017 effective tax rate was reduced as a result of our January 1, 2017 adoption of ASU 2016-09, which requires the excess tax benefit from stock option exercises to be recorded as a reduction to income tax expense in the period stock options are exercised.  During the three and nine months ended September 30, 2017, we recognized $8,357, or $1.96 per diluted share, and $44,720, or $10.65 per diluted share, respectively, in excess tax benefits.  During the three and nine months ended September 30, 2016, excess tax benefits of $2,271 and $10,949, respectively, were recorded to additional paid-in capital within shareholders’ equity. We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. The unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $7,200 outstanding at September 30, 2017, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at September 30, 2017.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement expires on July 25, 2018.  At September 30, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at September 30, 2017.
There have been no material changes in our lines of credit and notes payable during the nine months ended September 30, 2017.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Cash Flows
For the nine months ended September 30, 2017, cash and cash equivalents increased by $231,442.  Cash provided by operating activities was $340,776.  Cash was provided by earnings for the nine months ended September 30, 2017 and net proceeds of $172,336 from mortgage loan activity.  Cash was primarily used to fund the increase in homebuilding inventory of $284,459, which was primarily attributable to an increase in the number of units under construction at September 30, 2017 compared to December 31, 2016.
Net cash used in investing activities for the nine months ended September 30, 2017 of $9,380 included cash used for purchases of property, plant and equipment of $15,670, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $6,081.
Net cash used in financing activities was $99,954 for the nine months ended September 30, 2017.  Cash was used to repurchase 110,392 shares of our common stock at an aggregate purchase price of $230,199 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $130,245.

Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2017.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2017. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
In June 2010, we received a Request for Information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us in New York and New Jersey. We cooperated with this request, and provided information to the EPA. We were subsequently informed by the United States Department of Justice (“DOJ”) that the EPA forwarded the information on the matter to the DOJ. We have entered a consent decree with the EPA and DOJ to settle this matter. The U.S. District Court for the District of New Jersey approved the consent decree on September 7, 2017. The consent decree includes injunctive relief and a civil penalty, which was paid in September 2017. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
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
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended September 30, 2017. On November 2, 2016, and February 15, 2017, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	7,910	$2,394.38	7,910	$305,415
August 1 - 31, 2017	—	$—	—	$305,415
September 1 - 30, 2017 (1)	18,720	$2,764.59	18,720	$253,660
Total	26,630	$2,654.63	26,630
(1) 2,001 outstanding shares were repurchased under the November 2, 2016 share repurchase authorization, which fully utilized the authorization. The remaining 16,719 outstanding shares were repurchased under the February 15, 2017 share repurchase authorization.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: October 30, 2017	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer