Form 10-K
period 2017-12-31
NVR INC
filed 2018-02-14
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-12378
_________________________________________________
NVR, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________

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
_____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2017, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $8,443,210,000.
As of February 12, 2018 there were 3,683,093 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2018 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states, which are primarily in the eastern part of the country, and in Washington, D.C. During 2017, approximately 23% and 9% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 11%, respectively, of our 2017 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-nine metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots at market prices from various third party land developers pursuant to fixed price finished lot purchase agreements (“Lot Purchase Agreements”) that require deposits that may be forfeited if we fail to perform under the Lot Purchase Agreements. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts and typically range up to 10% of the aggregate purchase price of the finished lots.
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
In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using Lot Purchase Agreements with forfeitable deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for additional discussion of lots controlled.  In addition, see Notes 3, 4 and 5 in the accompanying consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, joint ventures and land under development, respectively.
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

Current Business Environment
During 2017, we continued to experience improving new home demand as a result of favorable market conditions, including low mortgage interest rates, low unemployment and improved consumer confidence. However, new home prices continued to be constrained due to the competitive market environment. We believe that a continuation of the housing market recovery is dependent upon sustained economic growth, driven by continued improvements in job and wage growth and household formation. For additional information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Homebuilding
Products
We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 9,500 finished square feet. During 2017, the prices at which we settled homes ranged from approximately $130,000 to $2.0 million and averaged approximately $386,900. During 2016, our average price of homes settled was approximately $381,200.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee
Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 8,531 units and approximately $3.3 billion at December 31, 2017 compared to 6,884 units and approximately $2.7 billion at December 31, 2016. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in 2017 and 15% in both 2016 and 2015. Additionally, during each of 2017, 2016 and 2015, approximately 6% of a reporting quarter’s opening backlog balance cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2017 backlog during 2018. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2017, NVRM closed approximately 13,100 loans with an aggregate principal amount of approximately $4.2 billion as compared to approximately 12,300 loans with an aggregate principal amount of approximately $4.0 billion in 2016.
NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for Fannie Mae (“FNMA”) and Freddie Mac ("FHLMC") mortgage loans and an approved seller/issuer of Ginnie Mae (“GNMA”), Department of Veterans Affairs (“VA”) and Federal Housing Administration (“FHA”) mortgage loans.
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
Pipeline
NVRM’s mortgage loans in process that had not closed at December 31, 2017 and 2016 had an aggregate principal balance of approximately $2.2 billion and $1.8 billion, respectively. NVRM’s cancellation rate was approximately 31%, 34% and 29% in 2017, 2016 and 2015, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.
Employees
At December 31, 2017, we employed approximately 5,200 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
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
Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics, Board Committee Charters, Policies and Procedures for the Consideration of Board of Director Candidates, and Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a Group. Additionally, amendments to and waivers from a provision of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website.
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
These factors and thus, the homebuilding and mortgage banking businesses, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2017, approximately 23% and 9% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 11%, respectively, of our 2017 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
Because almost all of our customers require mortgage financing, the availability of suitable mortgage financing could impair the affordability of our homes, lower demand for our products, and limit our ability to fully deliver our backlog.
Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and the availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, either of which could result in potential customers’ inability to buy a home from us. If potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or we may not be able to originate loans at all.
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
Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We must continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which we generally accomplish by entering into Lot Purchase Agreements and paying forfeitable deposits under the Lot Purchase Agreements to developers for the contractual right to acquire the lots. In the event of adverse changes in economic, market or project conditions, we may cease further building activities in certain communities or restructure existing Lot Purchase Agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
We are an approved seller/servicer of FNMA and FHLMC mortgage loans and an approved seller/issuer of GNMA, VA and FHA mortgage loans, and are subject to all of those agencies’ rules and regulations. Any significant impairment of our eligibility to sell/service these loans could have a material adverse impact on our mortgage operations. In addition, we are subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices including the Real Estate Settlement and Protection Act. Adverse changes in governmental regulation may have a negative impact on our mortgage loan origination business.
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
From time to time, we are involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Item 3, “Legal Proceedings” of this Form 10-K, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. These or other litigation or legal proceedings could materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.

Our failure to maintain the security of our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations.
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Our failure to maintain the security of the data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Weather-related and other events beyond our control may adversely impact our operations.
Extreme weather or other events, such as significant snowfalls, hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors and our housing inventories, causing us material increases in costs, or delays in construction of homes, which could have a material adverse effect upon our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. The current corporate office lease expires in April 2026.
In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. These leases currently expire between 2019 and 2025. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 47% and 43% of total capacity in 2017 and 2016, respectively.
In connection with both our homebuilding and mortgage banking businesses, we also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2025, none of which are individually material to our business.
We anticipate that, upon expiration of existing production facility and office leases, we will be able to renew them or obtain comparable facilities on terms acceptable to us.
Item 3.    Legal Proceedings.
We are involved in various litigation matters arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation matters are expensed as incurred.
Item 4.    Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	62	President and Chief Executive Officer of NVR
Daniel D. Malzahn	48	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Jeffrey D. Martchek	52	President of Homebuilding Operations of NVR
Robert W. Henley	51	President of NVRM
Eugene J. Bredow	48	Vice President, Chief Accounting Officer and Controller of NVR
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are listed and principally traded on the New York Stock Exchange under the ticker symbol “NVR.” The following table sets forth the high and low prices per share for our common stock for each quarter during the years ended December 31, 2017 and 2016:

	High	Low
Prices per share:
2017
Fourth Quarter	$3,536.97	$2,828.00
Third Quarter	$2,891.43	$2,393.82
Second Quarter	$2,510.76	$2,028.99
First Quarter	$2,115.00	$1,631.78
2016
Fourth Quarter	$1,695.41	$1,478.04
Third Quarter	$1,845.37	$1,633.00
Second Quarter	$1,801.94	$1,606.75
First Quarter	$1,820.00	$1,462.02
As of the close of business on February 12, 2018, there were 241 shareholders of record.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
We had two share repurchase authorizations outstanding during the quarter ended December 31, 2017. On February 15, 2017 and December 12, 2017, we publicly announced the Board of Directors’ approval to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300 million per authorization. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2017	—	$—	—	$253,660
November 1 - 30, 2017	6,000	$3,333.05	6,000	$233,662
December 1 - 31, 2017	50,128	$3,430.60	50,128	$361,693
Total	56,128	$3,420.17	56,128

On February 14, 2018, the Board of Directors approved a repurchase authorization providing us authorization to repurchase up to an aggregate of $300 million of our common stock in one or more open market and/or privately negotiated transactions.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2012 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2012.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2012
Dec 31, 2013
Dec 31, 2014
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2012	2013	2014	2015	2016	2017
NVR, Inc.	$100	$112	$139	$179	$181	$381
S&P 500	$100	$132	$151	$153	$171	$208
Dow Jones US Home Construction	$100	$110	$119	$131	$122	$215

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated income statement data:
Homebuilding data:
Revenues	$6,175,521	$5,709,223	$5,065,200	$4,375,059	$4,134,481
Gross profit	$1,185,143	$1,001,362	$946,418	$806,473	$710,277
Homebuilding income	$776,370	$601,102	$555,329	$427,884	$379,370
Mortgage Banking data:
Mortgage banking fees	$130,319	$113,321	$93,808	$69,509	$76,786
Mortgage banking income	$70,541	$60,595	$47,883	$25,662	$39,326
Consolidated data:
Net income	$537,521	$425,262	$382,927	$281,630	$266,477
Earnings per share:
Basic	$144.00	$110.53	$95.21	$65.83	$56.25
Diluted	$126.77	$103.61	$89.99	$63.50	$54.81
Weighted average number of shares outstanding:
Basic	3,733	3,847	4,022	4,278	4,737
Diluted	4,240	4,104	4,255	4,435	4,862

	December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Homebuilding inventory	$1,246,199	$1,092,100	$1,006,526	$869,486	$738,565
Contract land deposits, net	$370,429	$379,844	$343,295	$294,676	$236,885
Total assets	$2,989,279	$2,643,943	$2,511,718	$2,347,413	$2,481,718
Notes and loans payable (1)	$597,066	$596,455	$595,847	$595,244	$594,760
Shareholders’ equity	$1,605,492	$1,304,441	$1,239,165	$1,124,255	$1,261,352
Cash dividends per share	$—	$—	$—	$—	$—
____________________________

(1)	Balance does not include non-recourse debt related to the consolidated variable interest entity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2017, 2016 and 2015
Overview
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
As of December 31, 2017, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 84,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $393,900 and $1,900, respectively. Included in the number of controlled lots are approximately 4,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $30,000 as of December 31, 2017.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $45,500 in six JVs, expected to produce approximately 7,300 lots. Of the lots to be produced by the JVs, approximately 3,900 lots were controlled by us and approximately 3,400 lots were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned four separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $34,200 that we intend to develop into approximately 500 finished lots. We had additional funding commitments of approximately $7,900 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,700.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 10,700 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits and letters of credit totaling approximately $6,600 and $100, respectively, as of December 31, 2017, of which approximately $5,800 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
During 2017, we continued to experience improving new home demand as a result of favorable market conditions, including low mortgage interest rates, low unemployment and improved consumer confidence. However, new home prices continued to be constrained due to the competitive market environment.
Our consolidated revenues for the year ended December 31, 2017 totaled $6,305,840, an increase of 8% from $5,822,544 in 2016. Our net income for 2017 was $537,521, or $126.77 per diluted share, increases of 26% and 22% compared to 2016 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage increased to 19.2% in 2017 from 17.5% in 2016. New orders, net of cancellations (“New Orders”) during 2017 increased 13% from 2016 while our average New Order sales price decreased 1% to $383.2 in 2017. Our backlog of homes sold but not yet settled with the customer as of December 31, 2017 increased on a unit basis by 24% to 8,531 units and increased on a dollar basis by 21% to $3,277,888 when compared to December 31, 2016.
We believe that a continuation of the housing market recovery is dependent upon sustained economic growth, driven by continued improvements in job and wage growth and household formation. We expect to continue to face gross profit margin pressure which will be impacted by modest pricing power and our ability to manage land and construction costs. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2017	2016	2015
Financial data:
Revenues	$6,175,521	$5,709,223	$5,065,200
Cost of sales	$4,990,378	$4,707,861	$4,118,782
Gross profit margin percentage	19.2%	17.5%	18.7%
Selling, general and administrative expenses	$392,272	$382,459	$371,127
Operating data:
New orders (units)	17,608	15,583	14,080
Average new order price	$383.2	$386.4	$378.7
Settlements (units)	15,961	14,928	13,326
Average settlement price	$386.9	$381.2	$379.9
Backlog (units)	8,531	6,884	6,229
Average backlog price	$384.2	$392.8	$381.3
New order cancellation rate	14.0%	15.5%	14.5%
Consolidated Homebuilding
2017 versus 2016
Homebuilding revenues increased 8% in 2017 compared to 2016, primarily as a result of a 7% increase in the number of units settled year over year.  The increase in the number of units settled was primarily attributable to an 11% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016, offset partially by a lower backlog turnover rate year over year.
Gross profit margin percentage in 2017 increased to 19.2% from 17.5% in 2016, due primarily to modest improvement in pricing, moderating construction costs and the increase in the number of units settled, which allowed us to better leverage certain operating costs.

The number of New Orders increased 13% while the average sales price of New Orders decreased 1% in 2017 when compared to 2016.  New Orders increased in each of our market segments due to more favorable market conditions in 2017 compared to 2016, which led to higher community absorption rates year over year.
Selling, general and administrative ("SG&A") expenses in 2017 increased by 3% compared to 2016, but as a percentage of revenue decreased to 6.4% in 2017 from 6.7% in 2016.  SG&A expenses as a percentage of revenue were favorably impacted by the 8% increase in revenues.
Backlog units and dollars were 8,531 units and $3,277,888, respectively, as of December 31, 2017 compared to 6,884 units and $2,704,277, respectively, as of December 31, 2016.  The 24% increase in backlog units was primarily attributable to a 19% increase in New Orders for the six-month period ended December 31, 2017 compared to the same period in 2016. Backlog dollars were favorably impacted by the increase in backlog units.
Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in 2017 and approximately 15% in both 2016 and 2015. Additionally, during each of 2017, 2016 and 2015, approximately 6% of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2017 backlog during 2018. See “Risk Factors” in Item 1A of this Form 10-K.
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

Reportable Homebuilding Segments
Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined by corporate management. The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital.
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the determination to terminate a Lot Purchase Agreement with the developer or to restructure a Lot Purchase Agreement resulting in the forfeiture of the deposit. For presentation purposes below, the contract land deposit reserve at December 31, 2017 and 2016 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $2,000 and $2,400 at December 31, 2017 and 2016, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Mid Atlantic	$3,543,687	$3,319,776	$3,022,789
North East	517,141	462,385	432,145
Mid East	1,250,165	1,192,472	1,014,920
South East	864,528	734,590	595,346

	Year Ended December 31,
	2017	2016	2015
Gross profit margin:
Mid Atlantic	$663,650	$561,857	$563,299
North East	104,501	68,808	79,588
Mid East	244,832	215,335	178,508
South East	173,961	137,787	113,210

	Year Ended December 31,
	2017	2016	2015
Gross profit margin percentage:
Mid Atlantic	18.7%	16.9%	18.6%
North East	20.2%	14.9%	18.4%
Mid East	19.6%	18.1%	17.6%
South East	20.1%	18.8%	19.0%

	Year Ended December 31,
	2017	2016	2015
Segment profit:
Mid Atlantic	$398,494	$301,173	$322,829
North East	60,218	21,947	37,914
Mid East	149,639	121,166	86,336
South East	95,826	71,098	57,384

Segment Operating Activity:

	Year Ended December 31,
	2017		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	8,654	$438.9	7,916	$443.1	7,070	$439.5
North East	1,362	$409.7	1,314	$387.1	1,173	$365.9
Mid East	4,171	$332.7	3,659	$329.2	3,485	$321.4
South East	3,421	$293.5	2,694	$296.9	2,352	$287.3
Total	17,608	$383.2	15,583	$386.4	14,080	$378.7

	Year Ended December 31,
	2017		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	7,971	$444.5	7,512	$439.6	6,879	$439.2
North East	1,288	$401.5	1,246	$371.1	1,221	$353.9
Mid East	3,772	$331.4	3,658	$325.7	3,137	$323.5
South East	2,930	$295.1	2,512	$292.4	2,089	$284.9
Total	15,961	$386.9	14,928	$381.2	13,326	$379.9

	Year Ended December 31,
	2017		2016		2015
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,224	$432.2	3,541	$443.4	3,137	$435.3
North East	682	$424.3	608	$408.7	540	$374.7
Mid East	1,898	$341.2	1,499	$340.1	1,498	$331.7
South East	1,727	$298.4	1,236	$304.1	1,054	$294.6
Total	8,531	$384.2	6,884	$392.8	6,229	$381.3
 Operating Data:

	Year Ended December 31,
	2017	2016	2015
New order cancellation rate:
Mid Atlantic	15.2%	15.7%	15.2%
North East	13.3%	15.1%	14.3%
Mid East	11.5%	14.4%	13.4%
South East	14.3%	16.5%	14.2%

	Year Ended December 31,
	2017	2016	2015
Average active communities:
Mid Atlantic	238	239	233
North East	42	42	38
Mid East	121	128	130
South East	84	76	71
Total	485	485	472

Homebuilding Inventory:

	As of December 31,
	2017	2016
Sold inventory:
Mid Atlantic	$617,471	$544,840
North East	96,412	79,751
Mid East	173,572	141,033
South East	151,219	107,967
Total (1)	$1,038,674	$873,591

	As of December 31,
	2017	2016
Unsold lots and housing units inventory:
Mid Atlantic	$118,209	$117,920
North East	6,666	6,370
Mid East	7,112	7,218
South East	13,511	10,872
Total (1)	$145,498	$142,380

(1)
Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.

Lots Controlled and Land Deposits:

	As of December 31,
	2017	2016
Total lots controlled:
Mid Atlantic	38,450	35,350
North East	7,000	6,200
Mid East	22,250	19,050
South East	21,000	17,400
Total	88,700	78,000

	As of December 31,
	2017	2016
Contract land deposits, net:
Mid Atlantic	$209,759	$239,588
North East	29,851	27,648
Mid East	49,838	44,394
South East	82,977	70,593
Total	$372,425	$382,223

	Year Ended December 31,
	2017	2016	2015
Contract land deposit impairments, net:
Mid Atlantic	$2,945	$2,240	$1,840
North East	290	3,530	279
Mid East	11	303	409
South East	99	791	250
Total	$3,345	$6,864	$2,778

Mid Atlantic
2017 versus 2016
The Mid Atlantic segment had an approximate $97,300, or 32%, increase in segment profit in 2017 compared to 2016.  The increase in segment profit was driven by an increase of segment revenues of approximately $223,900, or 7%, and improved gross profit margins year over year.  Segment revenues increased due primarily to a 6% increase in the number of units settled year over year.  The increase in the number of units settled was favorably impacted by a 13% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016, partially offset by a lower backlog turnover rate.  The Mid Atlantic segment’s gross profit margin percentage increased to 18.7% in 2017 from 16.9% in 2016, due primarily to modest improvement in pricing and moderating construction costs.
Segment New Orders increased 9% while the the average sales price of New Orders decreased 1% in 2017 compared to 2016. The increase in New Orders was due to more favorable market conditions in 2017, which led to higher community absorption rates year over year. The decrease in the average sales price of New Orders is attributable to a shift in New Orders to lower priced products.
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
North East
2017 versus 2016
The North East segment had an approximate $38,300, or 174%, increase in segment profit in 2017 compared to 2016 due to an increase in segment revenues of approximately $54,800, or 12%, and improved gross profit margins year over year. The increase in segment revenues was due to a 3% increase in the number of units settled and an 8% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to a 13% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016, partially offset by a lower backlog turnover rate year over year. The increase in the average settlement price was attributable to a 9% higher average sales price of units in backlog entering 2017 compared to the same period in 2016, driven by a shift to higher priced markets in the segment and a shift to higher priced communities within certain markets. The North East segment’s gross profit margin percentage increased to 20.2% in 2017 from 14.9% in 2016. Gross profit margin and segment profit were favorably impacted by improvement in pricing, moderating construction costs and the increase in the number of units settled, which allowed us to better leverage certain operating costs.
Segment New Orders and the average sales price of New Orders increased 4% and 6%, respectively, in 2017 compared to 2016. New Orders were favorably impacted by more favorable market conditions in 2017, which led to higher community absorption rates year over year. The increase in the average New Order sales price year over year, was attributable to a shift in New Orders to higher priced markets within the segment and a shift to higher priced communities within certain markets.
2016 versus 2015
The North East segment had an approximate $16,000, or 42%, decrease in segment profit in 2016 compared to 2015, despite an increase in segment revenues of approximately $30,200, or 7%, year over year. Segment revenues increased due to a 2% increase in the number of units settled and a 5% increase in the average settlement price. The increase in the number of units settled and average settlement price was primarily attributable to a 4% increase in both segment New Orders and average sales price of New Orders for the first six months of 2016 compared to the same period in 2015. The North East segment’s gross profit margin percentage decreased to 14.9% in 2016 from 18.4% in 2015. Segment profit and gross profit margin were negatively impacted primarily by higher construction costs, warranty costs and contract land deposit impairments year over year.
Segment New Orders and the average sales price of New Orders in 2016 increased 12% and 6%, respectively, compared to 2015. New Orders were favorably impacted by a 12% increase in the average number of active communities year over year. The increase in the average sales price of New Orders is primarily attributable to a shift in New Orders to higher priced markets in 2016 compared to 2015.

Mid East
2017 versus 2016
The Mid East segment had an approximate $28,500, or 23%, increase in segment profit in 2017 compared to 2016.  The increase in segment profit was driven by an increase of approximately $57,700, or 5%, in revenues and improved gross profit margins year over year.  The increase in revenues was due to a 3% increase in the number of units settled and a 2% increase in the average settlement price. The increases in the number of units settled and average settlement price were primarily attributable to an 11% increase in segment New Orders and a 2% increase in the average sales price of New Orders for the first six months of 2017 compared to the same period in 2016. The segment’s gross profit margin percentage increased to 19.6% in 2017 from 18.1% in 2016, primarily due to modest improvement in pricing and moderating construction costs year over year.
Segment New Orders and the average sales price of New Orders increased 14% and 1%, respectively, in 2017 compared to 2016.  New Orders increased despite a 5% decrease in the average number of active communities year over year as more favorable market conditions in 2017 led to higher community absorption rates within the segment.
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
South East
2017 versus 2016
The South East segment had an approximate $24,700, or 35%, increase in segment profit in 2017 compared to 2016.  The increase in segment profit was primarily driven by an increase of approximately $129,900, or 18%, in revenues and improved gross profit margins.  The increase in revenues was primarily attributable to a 17% increase in the number of units settled.  The increase in settlements was attributable to a 17% higher backlog unit balance entering 2017 compared to the backlog unit balance entering 2016. The South East segment’s gross profit margin percentage increased to 20.1% in 2017 from 18.8% in 2016 primarily due to modest improvement in pricing, partially offset by higher construction costs year over year.
Segment New Orders increased 27%, while the average sales price of New Orders decreased 1% in 2017 compared to 2016.  New Orders were favorably impacted by a 10% increase in the average number of active communities in 2017 compared to 2016 and more favorable market conditions in 2017, which led to higher community absorption rates. The average sales price of New Orders was negatively impacted by a shift in sales to lower priced markets within the South East segment.
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

	Year Ended December 31,
	2017	2016	2015
Homebuilding consolidated gross profit:
Mid Atlantic	$663,650	$561,857	$563,299
North East	104,501	68,808	79,588
Mid East	244,832	215,335	178,508
South East	173,961	137,787	113,210
Consolidation adjustments and other	(1,801)	17,575	11,813
Homebuilding consolidated gross profit	$1,185,143	$1,001,362	$946,418

	Year Ended December 31,
	2017	2016	2015
Homebuilding consolidated profit before taxes:
Mid Atlantic	$398,494	$301,173	$322,829
North East	60,218	21,947	37,914
Mid East	149,639	121,166	86,336
South East	95,826	71,098	57,384
Reconciling items:
Contract land deposit impairment reserve (1)	1,307	10,933	13,805
Equity-based compensation expense	(41,144)	(40,482)	(50,738)
Corporate capital allocation (2)	198,384	189,992	171,170
Unallocated corporate overhead	(89,514)	(89,376)	(83,124)
Consolidation adjustments and other	26,143	35,204	22,622
Corporate interest expense	(22,983)	(20,553)	(22,869)
Reconciling items sub-total	72,193	85,718	50,866
Homebuilding consolidated profit before taxes	$776,370	$601,102	$555,329

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2017	2016	2015
Corporate capital allocation charge:
Mid Atlantic	$123,028	$119,758	$107,705
North East	16,115	18,132	16,987
Mid East	29,663	28,303	27,263
South East	29,578	23,799	19,215
Total corporate capital allocation charge	$198,384	$189,992	$171,170

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2017	2016	2015
Loan closing volume:
Total principal	$4,229,507	$3,952,575	$3,492,342

Loan volume mix:
Adjustable rate mortgages	9%	5%	14%
Fixed-rate mortgages	91%	95%	86%

Operating profit:
Segment profit	$73,959	$63,711	$51,236
Equity-based compensation expense	(3,418)	(3,116)	(3,353)
Mortgage banking income	$70,541	$60,595	$47,883

Capture rate:	88%	88%	88%

Mortgage banking fees:
Net gain on sale of loans	$99,132	$85,535	$67,891
Title services	30,626	27,233	25,427
Servicing fees	561	553	490
	$130,319	$113,321	$93,808
2017 versus 2016
Loan closing volume in 2017 increased by approximately $276,900, or 7%, from 2016.  The increase was primarily attributable to a 6% increase in the number of loans closed year over year due primarily to the aforementioned increase in the homebuilding segment’s number of settlements in 2017 as compared to 2016.
Segment profit in 2017 increased by approximately $10,200, or 16%, from 2016.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $17,000, or 15%, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $7,400, due primarily to an increase in compensation costs as a result of an increase in average headcount compared to 2016.
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
Mortgage Banking – Other
We sell all of the loans we originate into the secondary mortgage market.  Insofar as we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where early payment default occurs.  Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, FHLMC, VA and FHA.  Because we sell all of our loans and do not service them, there is often a substantial delay between the time that a loan goes into default and the time that the investor requests us to reimburse them for losses incurred because of the default.  We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans.  We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. At December 31, 2017, we had a repurchase reserve of approximately $14,000. Although we consider the repurchase reserve reflected on the December 31, 2017 consolidated balance sheet to be adequate, there can be no assurance that this reserve will prove to be adequate to cover losses on loans previously originated.
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
Effective Tax Rate
Our consolidated effective tax rate in 2017, 2016 and 2015 was 36.53%, 35.73% and 36.52%, respectively. The effective tax rate in 2017 was impacted by the following items:

•
The enactment of the Tax Cuts and Jobs Act (the "Act") in December 2017, which required a remeasurement of our net deferred tax assets, resulted in a charge to income tax expense of $62,702 in the fourth quarter, and

•
Our adoption of ASU 2016-09, which resulted in the recognition of an income tax benefit of $58,681 related to excess tax benefits from stock option exercises in 2017. Excess tax benefits in 2015 and 2016 were recorded to additional paid-in capital within shareholders' equity on the consolidated balance sheet.

Excluding the charge related to the the net deferred tax asset remeasurement, our effective tax rate in 2017 would have been 29.13%.
Our effective tax rate in 2018, excluding any excess tax benefit from stock option exercises, will be favorably impacted by the change in the Federal statutory tax rate from 35% in 2017 to 21% in 2018. We expect continued rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans.
The Act eliminates the "performance-based compensation" exception from Section 162(m). The Act includes a grandfathering provision for compensation pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect after such date. We believe that our outstanding equity grants and amounts in the deferred compensation plans as of December 31, 2017 are in compliance with the grandfathering provision of the Act, and thus, will remain deductible to the extent they are considered "performance-based compensation."

Recent Accounting Pronouncements Pending Adoption
In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for us as of January 1, 2018. We will adopt the standard using the cumulative effect transition method. We have determined that the adoption of this standard will not have a material effect on our consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-2, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term. Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard also requires additional disclosures of key information about leasing arrangements. The standard is effective for us as of January 1, 2019. We believe that the adoption of this standard will have a material effect on both assets and liabilities presented on the balance sheet, and are further evaluating the impact of its adoption.
In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes the way impairment of financial assets is recognized. The standard will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The standard’s provisions will be applied as a cumulative-effect adjustment to beginning retained earnings as of the effective date. The standard is effective for us as of January 1, 2020. Early adoption is permitted for annual and interim periods beginning January 1, 2019. We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to address the diversity in practice of how certain cash receipts and payments are presented on the statement of cash flows. The standard requires that the guidance be applied retrospectively in the first interim and annual periods in which an entity adopts the guidance. The standard is effective for us as of January 1, 2018. We expect the standard to affect the presentation of distributions from joint ventures in our consolidated statements of cash flows.
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. As a result, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The standard is effective for us as of January 1, 2018. We do not believe that the adoption of this standard will have a material effect on our consolidated statements of cash flows and related disclosures.
In January 2017, FASB issued ASU 2017-4, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The standard is effective for us on January 1, 2020, and early adoption is permitted. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.
 In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.  The amendments in the standard clarify when changes in a share-based payment award must be accounted for as a modification, and will allow entities to make certain changes to share-based payment awards without accounting for them as modifications.  Under the new guidance, entities will only apply modification accounting if there are substantive changes made to share-based payment awards.  If a change made to a share-based payment award does not affect the fair value, vesting conditions and classification as either an equity or liability instrument, modification accounting will not need to be applied.  The standard is effective for us on January 1, 2018. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

Liquidity and Capital Resources
Lines of Credit and Notes Payable
Senior Notes
Our homebuilding segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. On September 10, 2012, we completed an offering for $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 under a Shelf Registration Statement filed on September 5, 2012 with the SEC. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.
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
Credit Agreement
On July 15, 2016, we entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $7,300 outstanding at December 31, 2017, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.

The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021. We were in compliance with all covenants under the Credit Agreement at December 31, 2017.  There were no borrowings outstanding under the Credit Agreement as of December 31, 2017.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 26, 2017, NVRM entered into the Ninth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and eight earlier amendments, the “Repurchase Agreement”). The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits, and provides for an incremental commitment pursuant to which we may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 25, 2018. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.125%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2017. At December 31, 2017, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2017. For the year ended December 31, 2017, we repurchased 166,520 shares of our common stock at an aggregate purchase price of $422,166. As of December 31, 2017, we had $361,693 available under Board approved repurchase authorizations.
Cash Flows
For the year ended December 31, 2017, cash and cash equivalents increased by $271,244. Net cash provided by operating activities was $568,904, due primarily to cash provided by earnings in 2017 and net proceeds of $104,848 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $154,099, which is attributable to an increase in the number of homes under construction at December 31, 2017 compared to December 31, 2016. Net cash used in investing activities in 2017 of $16,019 was attributable to cash used for purchases of property, plant and equipment of $20,269 and investments in unconsolidated JVs of $3,800, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $7,203. Net cash used in financing activities of $281,641, was primarily impacted by our repurchase of 166,520 shares of our common stock for an aggregate purchase price of $422,166 under our ongoing common stock repurchase program as discussed above, offset partially by $140,525 in proceeds from stock option exercises.
As a result of our adoption of ASU 2016-09 in 2017, we have retrospectively adjusted the prior year cash flow presentation of excess tax benefits from stock option exercises to conform with current year presentation. See Note 1 for further discussion of the impact of the adoption of ASU 2016-09.
For the year ended December 31, 2016, cash and cash equivalents decreased by $28,697. Net cash provided by operating activities was $398,126. Cash provided by earnings in 2016 was used to fund the increase in homebuilding inventory of $85,194, as a result of an increase in units under construction at December 31, 2016 compared to December 31, 2015, and the increase of $32,280 in contract land deposits. Cash was favorably impacted by an increase of $58,532 in accounts payable and accrued expenses associated with the increase in homebuilding inventory and net proceeds of $49,981 from mortgage loan activity. Net cash used in investing activities in 2016 of $9,428 primarily included cash used for purchases of property, plant and equipment of $22,369, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $12,594. Net cash used in financing activities of $417,395, was primarily impacted by our repurchase of 280,288 shares of our common stock for an aggregate purchase price of $455,351 under our ongoing common stock repurchase program as discussed above, offset partially by $38,106 in proceeds from stock option exercises.
For the year ended December 31, 2015, cash and cash equivalents decreased by $120,103. Net cash provided by operating activities was $226,702. Cash provided by earnings in 2015 was used to fund the increase in homebuilding inventory of $134,803, as a result of an increase in units under construction at December 31, 2015 compared to December 31, 2014, and the increase of $37,561 in contract land deposits. Cash was favorably impacted by an increase of $55,404 in accounts payable and accrued expenses associated with the increase in homebuilding inventory. Net cash used in investing activities in 2015 of $1,022 included cash used for purchases of property, plant and equipment of $18,277 and investments in our unconsolidated JVs totaling $1,917. These were partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $18,489. Net cash used in financing activities was $345,783, due primarily to our repurchase of 289,687 shares of our common stock for an aggregate purchase price of $431,367, offset partially by $85,948 in proceeds from stock option exercises.
At December 31, 2017 and 2016, the homebuilding segment had restricted cash of $19,438 and $17,561, respectively. Restricted cash in each year was attributable to customer deposits for certain home sales.
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
At December 31, 2017, we controlled approximately 88,700 lots through Lot Purchase Agreements, JVs and land under development, with an aggregate purchase price of approximately $8,400,000. These lots are controlled by making or committing to make deposits of approximately $533,700 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to $393,900 in deposits paid and $1,900 in letters of credit issued as of December 31, 2017, plus approximately $137,900 related to deposits to be paid subsequent to December 31, 2017 assuming that contractual development milestones are met by the developers and we exercise our option, and approximately $1,500 in specific performance obligations (see Contractual Obligations section below). As of December 31, 2017, we had recorded an impairment valuation allowance of approximately $30,000 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2017, we had funding commitments totaling $5,300 to three of our JVs and approximately $7,900 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $4,700.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 10,700 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit of approximately $6,600 and $100, respectively as of December 31, 2017, of which approximately $5,800 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting for variable interest entities.

Bonds and Letters of Credit
We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $44,300 of contingent obligations under such agreements as of December 31, 2017, inclusive of the $2,000 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2017, we had contractual commitments to extend credit to borrowers aggregating $490,184 and open forward delivery contracts aggregating $705,405, which hedge both the rate lock commitments and closed loans held for sale (see Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting).
Contractual Obligations
Our fixed, non-cancelable obligations as of December 31, 2017, were as follows:

	Payments due by year
	Total	2018	2019 to 2020	2021 to 2022	2023 and Later
Debt (1)	$600,000	$—	$—	$600,000	$—
Interest on debt (1)	111,522	23,700	47,400	40,422
Operating leases (2)	110,152	29,366	39,368	24,216	17,202
Purchase obligations (3)	147,311	*	*	*	*
Uncertain tax positions (4)	35,816	*	*	*	*
Total	$1,004,801	$53,066	$86,768	$664,638	$17,202

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.

(2)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.

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
Sold inventory is evaluated for impairment based on the contractual selling price compared to the total estimated cost to construct. Unsold inventory is evaluated for impairment by analyzing recent comparable sale prices within the applicable community compared to the costs incurred to date plus the expected costs to complete. Any calculated impairments are recorded immediately in cost of sales.
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
At December 31, 2017, we had approximately $34,200 in land under development in four separate communities. In addition, at December 31, 2017, we had an aggregate investment totaling approximately $45,500 in six separate JVs that controlled land under development. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at December 31, 2017. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2017 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Warranty/Product Liability Accruals
Warranty and product liability accruals are established to provide for estimated future costs as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and evaluations by our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2017 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
Equity-Based Compensation Expense
Compensation costs related to our equity-based compensation plans are recognized within our income statement. The costs recognized are based on the grant-date fair value. Compensation cost for equity-based grants is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation expense, stock options which are subject to a performance condition are treated as a separate award from the “service-only” stock options, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. The reversal of compensation cost previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs.
We calculate the fair value of our non-publicly traded employee stock options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine a stock option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the stock option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement.
In addition, when recognizing stock based compensation cost related to “performance condition” stock option grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during a specified three year period based on the date of stock option grant. While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such stock options accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition stock option grants that would otherwise have been recognized to date.
Although we believe that the compensation costs recognized in 2017 are representative of the cumulative ratable amortization of the grant-date fair value of unvested stock options outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market generally within 30 days from origination. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, FHLMC, VA and FHA. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The allowance is calculated based on an analysis of historical experience and exposure. Although we consider the reserve for loan losses reflected on the December 31, 2017 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
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
In July 2016, we entered into a Credit Agreement which provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $7,300 outstanding at December 31, 2017, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.  At December 31, 2017, there was no debt outstanding under the Facility.
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
NVRM has available a mortgage Repurchase Agreement, which as of December 31, 2017 provided for loan repurchases up to $150,000 with an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the agreement by up to $50,000 in the aggregate. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.125%. At December 31, 2017, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2017. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$350,558	—	—	—	—	—	$350,558	$352,489
Average interest rate	4.0%	—	—	—	—	—	4.0%
Other:
Forward trades of mortgage-backed securities (a)	$325	—	—	—	—	—	$325	$325
Forward loan commitments (a)	$3,568	—	—	—	—	—	$3,568	$3,568
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$526,093	—	—	—	—	—	$526,093	$526,093
Average interest rate	1.2%	—	—	—	—	—	1.2%
Interest rate sensitive liabilities:
Fixed rate obligations	$—	—	—	—	600,000	—	$600,000	$630,000
Average interest rate	—	—	—	—	4.0%	—	4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2017 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
Eugene J. Bredow, age 48, has been named as Senior Vice President and Chief Administrative Officer of NVR effective March 1, 2018. Mr. Bredow has served as our Vice President and Controller since June 2012 and as our Chief Accounting Officer since February 2016.  Mr. Bredow will continue to serve as an executive officer in his new position. Mr. Bredow will be paid a base salary of $425,000 annually effective March 1, 2018 and will continue to participate in the 2018 Executive Officer Annual Incentive Compensation Plan as described in Exhibit 10.36, attached to this Form 10-K and incorporated herein by reference. Mr. Bredow’s employment agreement will be amended effective March 1, 2018 to reflect his new base salary and title.
In connection with Mr. Bredow’s promotion, Matthew B. Kelpy, age 44, has been named as Vice President, Chief Accounting Officer and Controller of NVR effective March 1, 2018.  Mr. Kelpy will serve as NVR’s principal accounting officer and an executive officer effective March 1, 2018.  Mr. Kelpy joined NVR in January 2017 as Vice President and Controller.  Prior to joining NVR, Mr. Kelpy was most recently Chief Accounting Officer for GoDaddy, Inc. during November 2014-December 2016.  Prior to that position, Mr. Kelpy was employed by AOL, Inc. in various accounting management positions during June 2005-November 2014, culminating in Chief Accounting Officer during August 2011-November 2014.
Mr. Kelpy will be paid a base salary of $307,500 annually effective March 1, 2018.  Mr. Kelpy will participate in the 2018 Executive Officer Annual Incentive Compensation Plan, effective March 1, 2018, as described in Exhibit 10.36, attached to this Form 10-K and incorporated herein by reference. Mr. Kelpy’s maximum potential payout under the 2018 Executive Officer Annual Incentive Compensation Plan is equal to 100% of his base salary.  Mr. Kelpy will also receive a grant of 1,500 non-qualified fixed-priced stock options from the NVR, Inc. 2014 Equity Incentive Plan, which was filed as Exhibit 10.1 to NVR’s Form S-8 (No. 333-195756) filed on May 7, 2014 and is incorporated herein by reference.  The grant consists of two options, each covering half of the total number of shares granted. One of the options is a time-based option which will vest in 25% increments on each of December 31, 2020, 2021, 2022 and 2023, based on continued employment with the Company on the relevant vesting date. The other option is performance-based and will vest on the same terms as the time-based options, subject to an additional requirement that vesting of the options is based on the Company’s return on capital performance during 2018 to 2020. The equity grants to Mr. Kelpy will be issued pursuant to the Form of Non-Qualified Stock Option Agreement (Management time-based grants) filed as Exhibit 10.15 herein and the Form of Non-Qualified Stock Option Agreement (Management performance-based grants) filed as Exhibit 10.17 herein.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Item 10 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2018. Reference is also made regarding our executive officers to “Executive Officers of the Registrant” following Item 4 of this Form 10-K.
Item 11.    Executive Compensation.
Item 11 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2018.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2018.
Equity Compensation Plan Information
The table below sets forth information as of December 31, 2017 for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	836,474	$1,151.14	314,281
Equity compensation plans not approved by security holders	89,382	$703.00	—
Total	925,856	$1,107.87	314,281

(1)
This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 Equity Incentive Plan, which was approved by our shareholders at our May 4, 2010 Annual Meeting. At December 31, 2017, there are 9,961 RSUs outstanding. Of the total 314,281 shares remaining available for future issuance under the shareholder approved plans, up to 37,774 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans, excluding outstanding RSUs, was $1,165.01.

Equity compensation plans approved by our shareholders include: the 1998 Management Long-Term Stock Option Plan, the 2010 Equity Incentive Plan, and the 2014 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Item 13 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2018.
Item 14.    Principal Accountant Fees and Services.
Item 14 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2018.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.    Financial Statements
NVR, Inc. - Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Form of Global Note.	8-K		4.2	9/10/2012
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015.	10-Q		10.3	11/6/2015
10.4*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.5*	Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated January 1, 2016.	10-K		10.5	2/17/2016
10.6*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated April 18, 2017.	8-K		10.1	4/18/2017
10.7*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.8*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.9*	NVR, Inc. 1998 Management Long-Term Stock Option Plan.	S-8	333-79951	4	6/4/1999
10.10*	NVR, Inc. 2000 Broadly-Based Stock Option Plan.	S-8	333-56732	99.1	3/8/2001
10.11*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.12*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.13*	Description of the Board of Directors’ compensation arrangement.	10-K		10.27	2/28/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.15*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed herewith.
10.16*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.17*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan. Filed herewith.
10.18*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.19*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.20*	The Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.1	7/30/2013
10.21*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.22*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.23*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.24*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly-Based Stock Option Plan.	8-K		10.1	1/7/2008
10.25	Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.1	1/21/2016
10.26	First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.2	1/21/2016
10.27	Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.3	1/21/2016
10.28	Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.4	1/21/2016
10.29	Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.5	1/21/2016
10.30	Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.6	1/21/2016
10.31	Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.7	1/21/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.32	Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.8	1/21/2016
10.33	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.2	7/28/2016
10.34	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/28/2017
10.35	Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	7/18/2016
10.36*	Summary of 2018 Executive Officer annual incentive compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 14, 2018
Dwight C. Schar
/s/ C. E. Andrews	Director	February 14, 2018
C. E. Andrews
/s/ Timothy M. Donahue	Director	February 14, 2018
Timothy M. Donahue
/s/ Thomas D. Eckert	Director	February 14, 2018
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 14, 2018
Alfred E. Festa
/s/ Ed Grier	Director	February 14, 2018
Ed Grier
/s/ Manuel H. Johnson	Director	February 14, 2018
Manuel H. Johnson
/s/ Mel Martinez	Director	February 14, 2018
Mel Martinez
/s/ William A. Moran	Director	February 14, 2018
William A. Moran
/s/ David A. Preiser	Director	February 14, 2018
David A. Preiser
/s/ W. Grady Rosier	Director	February 14, 2018
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 14, 2018
Susan Williamson Ross
/s/ Paul W. Whetsell	Director	February 14, 2018
Paul W. Whetsell
/s/ Paul C. Saville	Principal Executive Officer	February 14, 2018
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 14, 2018
Daniel D. Malzahn
/s/ Eugene J. Bredow	Principal Accounting Officer	February 14, 2018
Eugene J. Bredow

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the excess tax benefit from stock option exercises prospectively beginning January 1, 2017 in accordance with the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
KPMG LLP
We have served as the Company's auditor since 1987.
McLean, Virginia
February 14, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP
McLean, Virginia
February 14, 2018

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Homebuilding:
Cash and cash equivalents	$645,087	$375,748
Restricted cash	19,438	17,561
Receivables	20,026	18,937
Inventory:
Lots and housing units, covered under sales agreements with customers	1,046,094	883,868
Unsold lots and housing units	148,620	145,065
Land under development	34,212	46,999
Building materials and other	17,273	16,168
	1,246,199	1,092,100

Contract land deposits, net	370,429	379,844
Property, plant and equipment, net	43,191	45,915
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	111,953	170,652
Other assets	86,977	91,009
	2,584,880	2,233,346
Mortgage Banking:
Cash and cash equivalents	21,707	19,657
Restricted cash	2,256	1,857
Mortgage loans held for sale, net	352,489	351,958
Property and equipment, net	6,327	4,903
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	14,273	24,875
	404,399	410,597
Total assets	$2,989,279	$2,643,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$261,973	$251,212
Accrued expenses and other liabilities	341,891	337,200
Customer deposits	150,033	122,236
Senior notes	597,066	596,455
	1,350,963	1,307,103
Mortgage Banking:
Accounts payable and other liabilities	32,824	32,399
	32,824	32,399
Total liabilities	1,383,787	1,339,502

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2017 and December 31, 2016	206	206
Additional paid-in capital	1,644,197	1,515,828
Deferred compensation trust – 108,640 shares of NVR, Inc. common stock as of both December 31, 2017 and December 31, 2016	(17,383)	(17,375)
Deferred compensation liability	17,383	17,375
Retained earnings	6,231,940	5,695,376
Less treasury stock at cost – 16,864,324 and 16,862,327 shares as of December 31, 2017 and December 31, 2016, respectively	(6,270,851)	(5,906,969)
Total shareholders' equity	1,605,492	1,304,441
Total liabilities and shareholders' equity	$2,989,279	$2,643,943

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Homebuilding:
Revenues	$6,175,521	$5,709,223	$5,065,200
Other income	6,536	2,820	2,956
Cost of sales	(4,990,378)	(4,707,861)	(4,118,782)
Selling, general and administrative	(392,272)	(382,459)	(371,127)
Operating income	799,407	621,723	578,247
Interest expense	(23,037)	(20,621)	(22,918)
Homebuilding income	776,370	601,102	555,329

Mortgage Banking:
Mortgage banking fees	130,319	113,321	93,808
Interest income	7,850	7,569	6,485
Other income	2,048	1,652	1,113
General and administrative	(68,528)	(60,861)	(52,882)
Interest expense	(1,148)	(1,086)	(641)
Mortgage banking income	70,541	60,595	47,883

Income before taxes	846,911	661,697	603,212
Income tax expense	(309,390)	(236,435)	(220,285)

Net income	$537,521	$425,262	$382,927

Basic earnings per share	$144.00	$110.53	$95.21

Diluted earnings per share	$126.77	$103.61	$89.99

Basic weighted average shares outstanding	3,733	3,847	4,022

Diluted weighted average shares outstanding	4,240	4,104	4,255

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2014	$206	$1,325,495	$4,887,187	$(5,088,633)	$(17,333)	$17,333	$1,124,255

Net income	—	—	382,927	—	—	—	382,927
Purchase of common stock for treasury	—	—	—	(431,367)	—	—	(431,367)
Equity-based compensation	—	54,091	—	—	—	—	54,091
Tax benefit from equity benefit plan activity	—	23,311	—	—	—	—	23,311
Proceeds from stock options exercised	—	85,948	—	—	—	—	85,948
Treasury stock issued upon option exercise and restricted share vesting	—	(41,050)	—	41,050	—	—	—
Balance, December 31, 2015	206	1,447,795	5,270,114	(5,478,950)	(17,333)	17,333	1,239,165

Net income	—	—	425,262	—	—	—	425,262
Deferred compensation activity	—	—	—	—	(42)	42	—
Purchase of common stock for treasury	—	—	—	(455,351)	—	—	(455,351)
Equity-based compensation	—	43,598	—	—	—	—	43,598
Tax benefit from equity benefit plan activity	—	13,661	—	—	—	—	13,661
Proceeds from stock options exercised	—	38,106	—	—	—	—	38,106
Treasury stock issued upon option exercise and restricted share vesting	—	(27,332)	—	27,332	—	—	—
Balance, December 31, 2016	206	1,515,828	5,695,376	(5,906,969)	(17,375)	17,375	1,304,441

Cumulative-effect adjustment from adoption of ASU 2016-09, net of tax	—	1,566	(957)	—	—	—	609
Net income	—	—	537,521	—	—	—	537,521
Deferred compensation activity	—	—	—	—	(8)	8	—
Purchase of common stock for treasury	—	—	—	(422,166)	—	—	(422,166)
Equity-based compensation	—	44,562	—	—	—	—	44,562
Proceeds from stock options exercised	—	140,525	—	—	—	—	140,525
Treasury stock issued upon option exercise and restricted share vesting	—	(58,284)	—	58,284	—	—	—
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$537,521	$425,262	$382,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,667	22,269	21,534
Equity-based compensation expense	44,562	43,598	54,091
Contract land deposit impairments (recoveries), net	1,238	(4,269)	(11,058)
Gain on sale of loans, net	(99,132)	(85,535)	(67,891)
Deferred tax expense (benefit)	61,290	(10,024)	1,902
Mortgage loans closed	(4,077,372)	(3,660,269)	(3,111,413)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,182,220	3,710,250	3,059,889
Distribution of earnings from unconsolidated joint ventures	5,614	9,094	15,511
Net change in assets and liabilities:
Increase in inventory	(154,099)	(85,194)	(134,803)
Decrease (increase) in contract land deposits	8,177	(32,280)	(37,561)
Increase in receivables	(502)	(9,083)	(1,527)
Increase in accounts payable and accrued expenses	10,789	58,532	55,404
Increase in customer deposits	27,797	11,271	4,210
Other, net	(1,866)	4,504	(4,513)
Net cash provided by operating activities	568,904	398,126	226,702

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(3,800)	(653)	(1,917)
Distribution of capital from unconsolidated joint ventures	7,203	12,594	18,489
Purchase of property, plant and equipment	(20,269)	(22,369)	(18,277)
Proceeds from the sale of property, plant and equipment	847	1,000	683
Net cash used in investing activities	(16,019)	(9,428)	(1,022)

Cash flows from financing activities:
Purchase of treasury stock	(422,166)	(455,351)	(431,367)
Repayments under non-recourse debt related to consolidated variable interest entity	—	—	(64)
Distributions to partner in consolidated variable interest entity	—	(150)	(300)
Proceeds from the exercise of stock options	140,525	38,106	85,948
Net cash used in financing activities	(281,641)	(417,395)	(345,783)

Net increase (decrease) in cash and cash equivalents	271,244	(28,697)	(120,103)
Cash and cash equivalents, beginning of the year	396,619	425,316	545,419

Cash and cash equivalents, end of the year	$667,863	$396,619	$425,316

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$23,251	$20,922	$24,546
Income taxes paid during the year, net of refunds	$260,232	$218,984	$194,670

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
Homebuilding restricted cash was attributable to customer deposits for certain home sales.  Mortgage banking restricted cash included amounts collected from customers for loans in process and closed mortgage loans held for sale.
At December 31, 2017 and 2016, $1,069 and $1,214, respectively, of cash related to a consolidated variable interest entity is included in homebuilding “Other assets ” on the accompanying consolidated balance sheet.
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
NVR maintains an allowance for losses on contract land deposits that reflects the Company’s judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, NVR utilizes guidance from Accounting Standards Codification (“ASC”) 450, Contingencies, and conducts a loss contingency analysis each quarter. In addition to considering market and economic conditions, NVR assesses contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, and the contract’s default status by either the Company or the developer along with an analysis of the expected outcome of any such default.
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
For the year ended December 31, 2017, the Company incurred net pre-tax charges of $1,238 related to the impairment of contract land deposits. For the years ended December 31, 2016 and 2015, the Company recognized net pre-tax recoveries of $4,269 and $11,058, respectively, of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $29,999 and $31,306 at December 31, 2017 and 2016, respectively.
Land Under Development
On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
Land under development, including the land under development held by the Company’s unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. NVR does not believe that any of the land under development is impaired as of December 31, 2017.
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
Intangible Assets
On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc., which resulted in the Company recording finite-lived intangible assets and goodwill. The Company completed its annual assessment for impairment of goodwill and management determined that there was no impairment. As of December 31, 2017 and 2016, finite-lived intangible assets, net of accumulated amortization, totaled $776 and $2,158, respectively. The remaining finite-lived intangible assets will be amortized on a straight-line basis over 5 years. As of both December 31, 2017 and 2016, the goodwill value was $441. Finite-lived intangible assets and goodwill are included in homebuilding "Other assets" in the accompanying consolidated balance sheets.
Warranty/Product Liability Reserves
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Mortgage Loans Held for Sale, Derivatives and Hedging Activities
NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from origination. All of the loans that NVRM originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Freddie Mac ("FHLMC"), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. NVRM employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains a reserve for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that NVRM has originated and sold. The reserve is calculated based on an analysis of historical experience and exposure (see Note 15 herein for further information).
Mortgage loans held for sale are carried at the lower of cost or fair value, net of deferred origination costs, until sold.
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2017, there were contractual commitments to extend credit to borrowers aggregating $490,184, and open forward delivery sale contracts aggregating $705,405, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Weighted average number of shares outstanding used to calculate basic EPS	3,733	3,847	4,022
Dilutive securities:
Stock options and restricted share units	507	257	233
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,240	4,104	4,255
The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options issued under equity incentive plans were outstanding during the years ended December 31, 2017, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2017	2016	2015
Anti-dilutive securities	15	87	50

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 11 herein for discussion of the impact on the Company's deferred tax asset resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
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
Comprehensive Income
For the years ended December 31, 2017, 2016 and 2015, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.  In connection with the adoption of ASU 2016-09, the Company:

•
Recorded the excess tax benefit from stock option exercises as a reduction to income tax expense prospectively beginning January 1, 2017.  In 2016 and 2015, the excess tax benefit was recorded to additional paid-in capital within shareholders’ equity. The excess tax benefit recognized during 2017, 2016 and 2015 was $58,681, $13,661 and $23,311, respectively.

•
Presented the aforementioned excess tax benefit recognized as an operating activity on the statement of cash flows and retrospectively adjusted the prior year Statement of Cash Flows accordingly. In the prior years, the excess tax benefit was recognized as a cash inflow from financing activities and a corresponding cash outflow from operating activities. The retrospective adjustment to the prior year Statement of Cash Flows resulted in increases of $13,661 and $23,311 to net cash provided by operating activities in 2016 and 2015, respectively, and increases of $13,661 and $23,311 to net cash used in financing activities in 2016 and 2015, respectively.

•
Made the election to recognize forfeitures of equity-based awards in the period in which they occur.  This election was applied using the modified retrospective transition method, which resulted in the Company recording a cumulative-effect adjustment, net of tax, to reduce beginning retained earnings as of January 1, 2017 by $957.  In prior years, the Company estimated forfeitures based on its historical forfeiture rate.

No other adjustments were made as a result of the adoption of ASU 2016-09.
The Company also adopted ASU 2015-11, Inventory – Simplifying the Measurement of Inventory effective January 1, 2017.  The standard requires inventory to be measured at the lower of cost or net realizable value.  Under prior GAAP, impaired inventory was written down to net realizable value less a normal profit margin.  Under the new standard, impaired inventory is written down to the net realizable value. ASU 2015-11 was adopted prospectively and did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The standard is effective for the Company as of January 1, 2018 and replaces most existing revenue recognition guidance in GAAP. The Company will adopt the standard using the cumulative effect transition method. The Company has determined that the adoption of this standard will not have a material effect on its consolidated financial statements and related disclosures.
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
In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to address the diversity in practice of how certain cash receipts and payments are presented on the statement of cash flows. The standard requires that the guidance be applied retrospectively in the first interim and annual periods in which an entity adopts the

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

guidance. The standard is effective for the Company as of January 1, 2018. The Company expects the standard to affect the presentation of distributions from joint ventures on its consolidated statements of cash flows.
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
In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.  The amendments in the standard clarify when changes in a share-based payment award must be accounted for as a modification, and will allow entities to make certain changes to share-based payment awards without accounting for them as modifications.  Under the new guidance, entities will only apply modification accounting if there are substantive changes made to share-based payment awards.  If a change made to a share-based payment award does not affect the fair value, vesting conditions and classification as either an equity or liability instrument, modification accounting will not need to be applied.  The standard is effective for the Company on January 1, 2018. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

2.    Segment Information, Nature of Operations, and Certain Concentrations
NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in twenty-nine metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD, Philadelphia, PA and Raleigh, NC metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 30% and 11% of its 2017 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.
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
Following are tables presenting segment revenues, profit before taxes, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Homebuilding Mid Atlantic	$3,543,687	$3,319,776	$3,022,789
Homebuilding North East	517,141	462,385	432,145
Homebuilding Mid East	1,250,165	1,192,472	1,014,920
Homebuilding South East	864,528	734,590	595,346
Mortgage Banking	130,319	113,321	93,808
Consolidated revenues	$6,305,840	$5,822,544	$5,159,008

	Year Ended December 31,
	2017	2016	2015
Profit before taxes:
Homebuilding Mid Atlantic	$398,494	$301,173	$322,829
Homebuilding North East	60,218	21,947	37,914
Homebuilding Mid East	149,639	121,166	86,336
Homebuilding South East	95,826	71,098	57,384
Mortgage Banking	73,959	63,711	51,236
Total segment profit	778,136	579,095	555,699
Reconciling items:
Contract land deposit reserve adjustment (1)	1,307	10,933	13,805
Equity-based compensation expense	(44,562)	(43,598)	(54,091)
Corporate capital allocation (2)	198,384	189,992	171,170
Unallocated corporate overhead	(89,514)	(89,376)	(83,124)
Consolidation adjustments and other	26,143	35,204	22,622
Corporate interest expense	(22,983)	(20,553)	(22,869)
Reconciling items sub-total	68,775	82,602	47,513
Consolidated profit before taxes	$846,911	$661,697	$603,212

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

	As of December 31,
	2017	2016
Assets:
Homebuilding Mid Atlantic	$1,079,225	$1,054,779
Homebuilding North East	143,008	126,720
Homebuilding Mid East	263,019	222,736
Homebuilding South East	277,705	214,225
Mortgage Banking	397,052	403,250
Total segment assets	2,160,009	2,021,710
Reconciling items:
Cash and cash equivalents	645,087	375,748
Deferred taxes	111,953	170,652
Intangible assets and goodwill	50,144	51,526
Contract land deposit reserve	(29,999)	(31,306)
Consolidation adjustments and other	52,085	55,613
Reconciling items sub-total	829,270	622,233
Consolidated assets	$2,989,279	$2,643,943

	Year Ended December 31,
	2017	2016	2015
Interest income:
Mortgage Banking	$7,850	$7,569	$6,485
Total segment interest income	7,850	7,569	6,485
Other unallocated interest income	4,554	1,111	1,211
Consolidated interest income	$12,404	$8,680	$7,696

	Year Ended December 31,
	2017	2016	2015
Interest expense:
Homebuilding Mid Atlantic	$123,075	$119,808	$107,748
Homebuilding North East	16,117	18,141	16,991
Homebuilding Mid East	29,663	28,307	27,263
Homebuilding South East	29,583	23,804	19,217
Mortgage Banking	1,148	1,086	641
Total segment interest expense	199,586	191,146	171,860
Corporate capital allocation (2)	(198,384)	(189,992)	(171,170)
Senior Notes and other interest	22,983	20,553	22,869
Consolidated interest expense	$24,185	$21,707	$23,559

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Homebuilding Mid Atlantic	$8,095	$8,089	$7,876
Homebuilding North East	2,034	2,053	1,571
Homebuilding Mid East	3,590	3,748	4,003
Homebuilding South East	2,531	2,276	2,191
Mortgage Banking	1,297	1,117	1,136
Total segment depreciation and amortization	17,547	17,283	16,777
Unallocated corporate	5,120	4,986	4,757
Consolidated depreciation and amortization	$22,667	$22,269	$21,534

	Year Ended December 31,
	2017	2016	2015
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$9,257	$8,838	$8,287
Homebuilding North East	1,299	3,423	2,220
Homebuilding Mid East	3,117	4,027	3,774
Homebuilding South East	3,313	3,594	1,753
Mortgage Banking	2,723	726	265
Total segment expenditures for property and equipment	19,709	20,608	16,299
Unallocated corporate	560	1,761	1,978
Consolidated expenditures for property and equipment	$20,269	$22,369	$18,277

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2017	2016	2015
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$123,028	$119,758	$107,705
Homebuilding North East	16,115	18,132	16,987
Homebuilding Mid East	29,663	28,303	27,263
Homebuilding South East	29,578	23,799	19,215
Total corporate capital allocation charge	$198,384	$189,992	$171,170

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
The deposit placed by NVR pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which NVR enters into Lot Purchase Agreements, including the joint venture limited liability corporations, discussed below, are evaluated for possible consolidation by NVR. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
As of December 31, 2017, NVR controlled approximately 84,300 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $393,900 and $1,900, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 10,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $6,600 and $100, respectively, as of December 31, 2017, of which approximately $5,800 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

NVR’s total risk of loss related to contract land deposits as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Contract land deposits	$400,428	$411,150
Loss reserve on contract land deposits	(29,999)	(31,306)
Contract land deposits, net	370,429	379,844
Contingent obligations in the form of letters of credit	1,996	2,379
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$373,930	$383,728

(1)	As of both December 31, 2017 and 2016, the Company was committed to purchase 10 finished lots under specific performance obligations.

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
At December 31, 2017, the Company had an aggregate investment totaling approximately $45,500 in six JVs that are expected to produce approximately 7,300 finished lots, of which approximately 3,900 lots were controlled by the Company and the remaining approximately 3,400 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments in the aggregate totaling $5,300 to three of the JVs at December 31, 2017. The Company has determined that it is not the primary beneficiary of five of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $45,200 and $49,000 at December 31, 2017 and 2016, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.
The condensed balance sheets of the consolidated JV at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Assets:
Cash	$1,069	$1,214
Other assets	37	37
Total assets	$1,106	$1,251

Liabilities and equity:
Accrued expenses	487	550
Equity	619	701
Total liabilities and equity	$1,106	$1,251

At December 31, 2016, the Company had an aggregate investment totaling approximately $49,400 in six JVs that were expected to produce approximately 7,400 finished lots, of which approximately 4,200 lots were controlled by the Company and the remaining approximately 3,200 lots were either under contract with unrelated parties or not currently under contract. In addition, at December 31, 2016, NVR had additional funding commitments in the aggregate totaling $6,200 to three of the JVs.
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
In October 2017, the Company purchased a raw land parcel for approximately $14,800. The parcel is expected to produce approximately 150 lots.
As of December 31, 2017, NVR directly owned four separate raw parcels of land with a carrying value of $34,212 that it intends to develop into approximately 500 finished lots primarily for use in its homebuilding operations. The Company also has additional funding commitments of approximately $7,900 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,700. None of the raw parcels had any indicators of impairment as of December 31, 2017.
As of December 31, 2016, NVR directly owned four separate raw parcels of land with a carrying value of $46,999, which were expected to produce approximately 600 finished lots.

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
NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2017, 2016 and 2015 was as follows:

	December 31,
	2017	2016	2015
Interest capitalized, beginning of year	$5,106	$4,434	$4,072
Interest incurred	26,384	25,951	25,155
Interest charged to interest expense	(24,185)	(21,707)	(23,559)
Interest charged to cost of sales	(1,722)	(3,572)	(1,234)
Interest capitalized, end of year	$5,583	$5,106	$4,434

7.    Related Party Transactions
During the year ended December 31, 2017, NVR entered into Lot Purchase Agreements to purchase finished building lots for a total purchase price of approximately $66,600 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, William Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2017, 2016 and 2015, NVR purchased developed lots at market prices from Elm Street for approximately $37,100, $44,500 and $41,200, respectively. The Company also continues to control a parcel of raw land expected to yield approximately 2,400 finished lots through a JV entered into with Elm Street during 2009. NVR and Elm Street each made an additional investment of $2,900 in the JV in 2017. NVR did not make any investments in the JV in 2016. Further, during 2016 and 2015, the Company paid Elm Street $143 per year to manage the development of a property that the Company purchased from Elm Street in 2010. No management fees were paid to Elm Street in 2017 related to this property.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

8.    Property, Plant and Equipment (“PP&E”)

	December 31,
	2017	2016
Homebuilding:
Office facilities and other	$35,219	$33,352
Model home furniture and fixtures	33,901	34,924
Production facilities	61,348	58,068
Gross Homebuilding PP&E	130,468	126,344
Less: accumulated depreciation	(87,277)	(80,429)
Net Homebuilding PP&E	$43,191	$45,915

Mortgage Banking:
Office facilities and other	$14,069	$11,379
Less: accumulated depreciation	(7,742)	(6,476)
Net Mortgage Banking PP&E	$6,327	$4,903

9.    Debt
Senior Notes
On September 10, 2012, NVR completed an offering for $600,000 of Senior Notes under a shelf registration statement filed on September 5, 2012 with the Securities and Exchange Commission (the “SEC”). The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes have been reflected net of unamortized debt issuance costs of $2,395 and $2,904 as of December 31, 2017 and 2016, respectively.
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
Credit Agreement
On July 15, 2016, NVR entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $7,300 was outstanding at December 31, 2017, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on the Company’s debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is July 15, 2021. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2017.  There was no debt outstanding under the Facility at December 31, 2017.
Repurchase Agreement
On July 26, 2017, NVRM entered into the Ninth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and eight earlier amendments, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 2.125%. The Pricing Rate at December 31, 2017 was 3.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. At December 31, 2017, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2017 and 2016, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 25, 2018.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2017.

10.    Common Stock
There were approximately 3,691 and 3,693 common shares outstanding at December 31, 2017 and 2016, respectively. The Company made the following share repurchases during the years indicated:

	Year Ended December 31,
	2017	2016	2015
Aggregate purchase price	$422,166	$455,351	$431,367
Number of shares repurchased	167	280	290

The Company issues shares from the treasury account for all equity plan activity. The Company issued 165, 83 and 131 such shares during 2017, 2016 and 2015, respectively.

11.    Income Taxes
During 2017, the Company's provision for income taxes and effective tax rate were impacted by the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017 required a remeasurement of the Company's net deferred tax assets and resulted in additional income tax expense of $62,702.

•
The Company's January 1, 2017 adoption of ASU 2016-09 (see Note 1) resulted in the Company recognizing a current income tax benefit of $58,681 related to excess tax benefits from equity-based compensation in 2017.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$211,641	$209,454	$180,895
State	37,006	38,095	36,142
Deferred:
Federal	60,785	(9,230)	2,681
State	(42)	(1,884)	567
	$309,390	$236,435	$220,285

In addition to amounts applicable to income before taxes, the following income tax benefits were recorded in shareholders’ equity:

	Year Ended December 31,
	2017	2016	2015
Income tax benefits arising from compensation expense for tax purposes in excess of amounts recognized for financial statement purposes (1)	$—	$13,661	$23,311
(1) During 2017, these income tax benefits were recognized in the consolidated statement of income as required under ASU 2016-09.

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$49,063	$76,498
Deferred compensation	4,743	7,075
Equity-based compensation expense	36,799	55,077
Inventory	9,393	13,514
Unrecognized tax benefit	14,351	23,954
Other	9,681	10,106
Total deferred tax assets	124,030	186,224
Less: Deferred tax liabilities	4,511	5,414
Net deferred tax asset	$119,519	$180,810

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes. The decrease to the Company's deferred tax assets in 2017 was primarily attributable to the remeasurement as a result of the enactment of the Tax Cut and Jobs Act in December 2017.
Management believes that the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $614,562 for the year ended December 31, 2017, and was $578,882 for the year ended December 31, 2016.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

A reconciliation of income tax expense in the accompanying consolidated statements of income to the amount computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Income taxes computed at the federal statutory rate	$296,419	$231,595	$211,124
State income taxes, net of federal income tax benefit (1)	30,046	23,738	23,919
Excess tax benefits from equity-based compensation	(58,681)	—	—
Remeasurement of net deferred tax assets due to enactment of Tax Cut and Jobs Act	62,702	—	—
Other, net (2)	(21,096)	(18,898)	(14,758)
	$309,390	$236,435	$220,285

(1)	Excludes state excess tax benefits from equity-based compensation included in the line below.

(2)	Primarily attributable to tax benefits from the domestic production activities deduction.
The Company’s effective tax rate in 2017, 2016 and 2015 was 36.53%, 35.73% and 36.52%, respectively. As previously discussed, the 2017 effective tax rate was impacted by the enactment of the Tax Cut and Jobs Act and the Company's adoption of ASU 2016-09.
The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$46,110	$46,591
Additions based on tax positions related to the current year	4,793	4,440
Reductions for tax positions of prior years	(5,566)	(4,921)
Settlements	—	—
Balance at end of year	$45,337	$46,110

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $35,816 as of December 31, 2017.
The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2017 and 2016, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $1,065 and $1,582, respectively. For the year ended December 31, 2015, the Company recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $125. As of December 31, 2017 and 2016, the Company had a total of $18,575 and $19,639, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2017 will be reduced by approximately $11,971 due to statute expiration and effectively settled positions in various state jurisdictions. The Company is currently under audit by the states of New Jersey and North Carolina.

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
The following table provides a summary of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2017:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
1998 Management Long-Term Stock Option Plan	1,000	6	—
2000 Broadly-Based Stock Option Plan	2,000	89	—
2010 Equity Incentive Plan (1)	700	218	38
2014 Equity Incentive Plan (2)	950	613	276

(1)
During 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Board members.  Of the 700 aggregate shares available to issue, up to 240 may be granted in the form of RSUs.  There were 208 Options and 10 RSUs outstanding as of December 31, 2017. Of the 38 shares available to be issued under the 2010 Plan, substantially all may be granted as RSUs.

(2)
During 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue Options to key management employees, including executive officers and Board members. Option grants under the 2014 Plan are generally divided such that vesting for 50% of the Option grant is solely contingent upon continued employment or continued service as a Director, while vesting for the remaining 50% of the Option grant is contingent upon both continued employment or service as a Director and the achievement of a performance metric.  The performance metric is based on the Company’s return on capital performance relative to a peer group during a specified three year period based on the date of Option grant, with the initial performance period being 2014 through 2016.  Based on the Company's return on capital performance, the initial performance period metric was met. Future vesting of Option grants subject to the initial performance period are subject only to continued employment or continued service as a director. Options granted under the 2014 Plan vest annually over four years in 25% increments beginning on December 31, 2016, or later based on the date of grant.

During 2017, the Company issued 19 Options under the 2014 Plan. Substantially all of the Options granted in 2017 will vest annually over four years in 25% increments beginning on December 31, 2019. Vesting for 15 of the Options granted is contingent both upon continued employment or continued service as a director and the Company’s return on capital performance.  Vesting for the other 4 Options granted under the 2014 Plan is contingent solely upon continued employment or continued service as a director.
The Company also issued 11 Options under the 2010 Plan during 2017.  Substantially all of the 2010 Plan Options granted during 2017 will vest annually over four years in 25% increments beginning on December 31, 2019. The vesting for the Options granted under the 2010 Plan is based solely on continued employment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2017:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2016	1,076	$1,048.38
Granted	30	2,431.54
Exercised	(159)	886.41
Forfeited	(31)	1,099.68
Outstanding at December 31, 2017	916	$1,119.92	6.0	$2,187,430
Exercisable at December 31, 2017	461	$957.50	5.0	$1,176,843

RSUs
Outstanding at December 31, 2016	16
Granted	—
Vested	(6)
Forfeited	—
Outstanding at December 31, 2017	10			$34,945
Vested, but not issued at December 31, 2017	5			$18,344

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

The fair value of the Options granted during 2017, 2016 and 2015 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2017	2016	2015
Estimated option life (years)	5.26	5.27	5.17
Risk free interest rate (range)	1.53%-2.38%	0.86%-2.21%	1.04%-2.07%
Expected volatility (range)	15.09%-17.95%	15.91%-23.49%	17.00%-26.79%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$494.17	$320.21	$296.50

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of the RSUs is measured as if they were vested and issued on the grant date. Additionally, under ASC 718, service-only restrictions on vesting of RSUs are not reflected in the fair value calculation at the grant date. As a result, the fair value of the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant. There were no RSUs granted during 2017.
Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the RSUs are treated as a separate award from the Options. Additionally, the Options which are subject to a performance condition are treated as a separate award from the “service-only” Options, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the current open performance condition will be satisfied at the target level and is recognizing compensation expense related to such

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Options accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees.
In connection with the adoption of ASU 2016-09 on January 1, 2017, the Company made the election to recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. For the years ended December 31, 2016 and 2015, the Company estimated forfeitures based on its historical forfeiture rate. In 2017, 2016 and 2015, the Company recognized $44,562, $43,598, and $54,091 in equity-based compensation costs, respectively, and approximately $17,100, $17,000, and $19,700 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2017, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $100,000. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2023. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 1.9 years.
The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2017, 2016 and 2015, the Company issued 165, 83 and 131 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2017	2016	2015
Aggregate exercise proceeds (1)	$140,525	$38,106	$85,948
Aggregate intrinsic value on exercise dates	$206,890	$96,600	$99,288

(1)	Aggregate exercise proceeds include the Option exercise price received in cash or the fair market value of NVR stock surrendered by the optionee in lieu of cash.
Profit Sharing Plans
NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2017, 2016 and 2015 was approximately $18,400, $16,700 and $17,900, respectively. The ESOP purchased approximately 6 and 9 shares of NVR common stock in the open market for the 2017 and 2016 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2017, all shares held by the ESOP had been allocated to participants’ accounts. The 2017 plan year contribution was funded and fully allocated to participants in February 2018.
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
The rabbi trust account held 109 shares of NVR common stock as of both December 31, 2017 and 2016. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2017, 2016 and 2015.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13.    Commitments and Contingent Liabilities
NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2017 are as follows:

Year Ending December 31,
2018	$29,366
2019	21,569
2020	17,799
2021	13,436
2022	10,780
Thereafter	17,202
110,152
Sublease income	(30)
$110,122
Total rent expense incurred under operating leases was approximately $49,400, $45,800 and $48,100 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under Lot Purchase Agreements. The Lot Purchase Agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. At December 31, 2017, assuming that contractual development milestones are met and the Company exercises its option, the Company expects to place additional forfeitable deposits with land developers under existing Lot Purchase Agreements of approximately $137,900. The Company also has one specific performance contract pursuant to which the Company is committed to purchase 10 finished lots at an aggregate purchase price of approximately $1,505. Additionally, as of December 31, 2017, we had funding commitments totaling approximately $7,900 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $4,700.
During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $44,300 of contingent obligations under such agreements, including approximately $7,300 for letters of credit issued under the Credit Agreement as of December 31, 2017. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2017	2016	2015
Warranty reserve, beginning of year	$93,895	$87,407	$94,060
Provision	44,652	50,787	47,003
Payments	(44,034)	(44,299)	(53,656)
Warranty reserve, end of year	$94,513	$93,895	$87,407

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
Financial Instruments
The estimated fair values of NVR’s Senior Notes as of December 31, 2017 and 2016 were $630,000 and $612,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values at December 31, 2017 and 2016 were $597,066 and $596,455, respectively. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM, enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2017, there were contractual commitments to extend credit to borrowers aggregating $490,184 and open forward delivery contracts aggregating $705,405, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2017, the fair value of loans held for sale of $352,489 included on the accompanying consolidated balance sheet has been increased by $1,931 from the aggregate principal balance of $350,558. As of December 31, 2016, the fair value of loans held for sale of $351,958 were decreased by $5,954 from the aggregate principal balance of $357,912.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2017	2016
Rate lock commitments:
Gross assets	$5,400	$5,403
Gross liabilities	1,832	3,327
Net rate lock commitments	$3,568	$2,076
Forward sales contracts:
Gross assets	$992	$9,148
Gross liabilities	667	1,084
Net forward sales contracts	$325	$8,064
The net rate lock commitments and net forward sales contracts are both reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets.
The fair value measurement as of December 31, 2017 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$490,184	$(666)	$(407)	$4,641	$—	$3,568
Forward sales contracts	$705,405	—	—	—	325	325
Mortgages held for sale	$350,558	(204)	(1,726)	3,861	—	1,931
Total fair value measurement		$(870)	$(2,133)	$8,502	$325	$5,824
The total fair value measurement as of December 31, 2016 was $4,186. For the year ended December 31, 2017, NVRM recorded a fair value adjustment to income of $1,638. For the year ended December 31, 2016, NVRM recorded a fair value adjustment to expense of $3,147. For the year ended December 31, 2015, NVRM recorded a fair value adjustment to income of $3,508.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.    Mortgage Repurchase Reserve
During the years ended December 31, 2017, 2016 and 2015, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,900, $2,000 and $2,700, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $14,000 and $12,700 at December 31, 2017 and 2016, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

16.    Quarterly Results (unaudited)
The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues – homebuilding operations	$1,781,494	$1,633,726	$1,512,714	$1,247,587
Gross profit – homebuilding operations	$343,187	$325,755	$294,631	$221,570
Mortgage banking fees	$34,842	$34,194	$31,778	$29,505
Net income	$124,619	$162,102	$147,877	$102,923
Diluted earnings per share	$28.88	$38.02	$35.19	$25.12
New orders (units)	4,306	4,200	4,678	4,424
Settlements (units)	4,630	4,158	3,917	3,256
Backlog, end of period (units)	8,531	8,855	8,813	8,052
Loans closed	$1,229,695	$1,115,494	$1,041,613	$843,341

	Year Ended December 31, 2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues – homebuilding operations	$1,718,527	$1,507,451	$1,361,741	$1,121,504
Gross profit – homebuilding operations	$305,087	$265,159	$235,372	$195,744
Mortgage banking fees	$34,239	$30,118	$26,442	$22,522
Net income	$150,891	$117,392	$91,676	$65,303
Diluted earnings per share	$37.80	$28.46	$22.01	$15.79
New orders (units)	3,645	3,477	4,324	4,137
Settlements (units)	4,419	3,922	3,581	3,006
Backlog, end of period (units)	6,884	7,658	8,103	7,360
Loans closed	$1,201,164	$1,055,163	$942,407	$753,840