Form 10-Q
period 2018-03-31
NVR INC
filed 2018-05-01
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2018 there were 3,622,605 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Homebuilding:
Cash and cash equivalents	$414,763	$645,087
Restricted cash	20,767	19,438
Receivables	22,374	20,026
Inventory:
Lots and housing units, covered under sales agreements with customers	1,170,604	1,046,094
Unsold lots and housing units	124,312	148,620
Land under development	33,078	34,212
Building materials and other	16,398	17,273
	1,344,392	1,246,199

Contract land deposits, net	361,891	370,429
Property, plant and equipment, net	41,326	43,191
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	204,329	198,930
	2,451,422	2,584,880
Mortgage Banking:
Cash and cash equivalents	10,803	21,707
Restricted cash	3,230	2,256
Mortgage loans held for sale, net	344,023	352,489
Property and equipment, net	6,237	6,327
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	23,003	14,273
	394,643	404,399
Total assets	$2,846,065	$2,989,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$265,155	$261,973
Accrued expenses and other liabilities	314,897	341,891
Customer deposits	167,486	150,033
Senior notes	597,220	597,066
	1,344,758	1,350,963
Mortgage Banking:
Accounts payable and other liabilities	34,499	32,824
	34,499	32,824
Total liabilities	1,379,257	1,383,787

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2018 and December 31, 2017	206	206
Additional paid-in capital	1,678,100	1,644,197
Deferred compensation trust – 108,642 and 108,640 shares of NVR, Inc. common stock as of March 31, 2018 and December 31, 2017, respectively	(17,389)	(17,383)
Deferred compensation liability	17,389	17,383
Retained earnings	6,400,185	6,231,940
Less treasury stock at cost – 16,936,586 and 16,864,324 shares as of March 31, 2018 and December 31, 2017, respectively	(6,611,683)	(6,270,851)
Total shareholders' equity	1,466,808	1,605,492
Total liabilities and shareholders' equity	$2,846,065	$2,989,279
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Homebuilding:
Revenues	$1,490,093	$1,247,587
Other income	1,977	1,102
Cost of sales	(1,211,946)	(1,026,017)
Selling, general and administrative	(105,547)	(99,904)
Operating income	174,577	122,768
Interest expense	(6,007)	(5,578)
Homebuilding income	168,570	117,190

Mortgage Banking:
Mortgage banking fees	39,321	29,505
Interest income	2,093	1,661
Other income	524	309
General and administrative	(19,235)	(16,246)
Interest expense	(275)	(258)
Mortgage banking income	22,428	14,971

Income before taxes	190,998	132,161
Income tax expense	(24,949)	(29,238)

Net income	$166,049	$102,923

Basic earnings per share	$45.19	$27.78

Diluted earnings per share	$39.34	$25.12

Basic weighted average shares outstanding	3,675	3,705

Diluted weighted average shares outstanding	4,220	4,097
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$166,049	$102,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,036	5,699
Equity-based compensation expense	9,509	10,589
Contract land deposit (recoveries) impairments, net	(215)	1,717
Gain on sale of loans, net	(31,320)	(23,231)
Mortgage loans closed	(1,009,675)	(784,928)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,045,538	955,647
Distribution of earnings from unconsolidated joint ventures	1,383	2,388
Net change in assets and liabilities:
Increase in inventory	(98,193)	(140,334)
Decrease in contract land deposits	8,753	8,424
(Increase) decrease in receivables	(4,585)	667
Decrease in accounts payable and accrued expenses	(25,035)	(37,550)
Increase in customer deposits	17,453	26,117
Other, net	(6,670)	(19,866)
Net cash provided by operating activities	78,028	108,262

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(455)
Distribution of capital from unconsolidated joint ventures	2,482	2,162
Purchase of property, plant and equipment	(3,113)	(5,161)
Proceeds from the sale of property, plant and equipment	195	177
Net cash used in investing activities	(436)	(3,277)

Cash flows from financing activities:
Purchase of treasury stock	(357,242)	(85,547)
Proceeds from the exercise of stock options	40,804	75,265
Net cash used in financing activities	(316,438)	(10,282)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(238,846)	94,703
Cash, restricted cash, and cash equivalents, beginning of the period	689,557	416,037

Cash, restricted cash, and cash equivalents, end of the period	$450,711	$510,740

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$11,977	$11,536
Income taxes paid during the period, net of refunds	$3,333	$7,079
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to current period presentation. These reclassifications did not impact total cash from operating, investing or financing activities in the statement of cash flows.
For the three months ended March 31, 2018 and 2017, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.
Revenue Recognition
Consistent with the Company’s previous revenue recognition practice, homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Mortgage banking revenue recognition will continue to be governed by ASC Topic 815 - Derivatives and Hedging and by ASC Topic 825 - Financial Instruments, and is not subject to ASC 606. See Note 9 for disclosure of revenue by reporting segment.
The Company’s contract liabilities, consisting of deposits received from customers (“Handmoney”) on homes not settled, were $167,486 and $150,033 as of March 31, 2018 and December 31, 2017, respectively. During the first quarter of 2018, the Company recognized in revenue approximately $78,000 of the Handmoney held as of December 31, 2017.
The Company’s contract costs incurred on unsatisfied performance obligations related to prepaid sales compensation totaled approximately $21,100 and $19,500, as of March 31, 2018 and December 31, 2017, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

Deferred Revenue
ASC 606 no longer requires sellers of real estate to consider the initial and continuing involvement criteria in ASC 360-20, but instead only conclude on the collectibility of the transaction price. On January 1, 2018, the Company recorded a cumulative-effect adjustment, net of tax, of $2,196 to recognize deferred profit on home settlements, which the Company had previously determined that there was significant continuing involvement and believed to be fully collectible.
Practical Expedients and Exemption
The Company believes that at contract inception, the performance obligation to complete and settle the home with a customer has an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts.
No other adjustments were made as a result of the adoption of ASU 2014-09.
Other recently adopted accounting pronouncements
The Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, effective January 1, 2018. In connection with the adoption of ASU 2016-15, the Company made the election to classify distributions received from unconsolidated joint ventures using the cumulative earnings approach. This election was applied retrospectively, which reclassified a portion of distributions received from the Company's unconsolidated joint ventures between operating and investing activities on the prior year condensed consolidated statement of cash flows. The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of cash flows and related disclosures.
The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, effective January 1, 2018. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. As a result, the Company's beginning-of-period and end-of-period cash balances presented in the condensed consolidated statements of cash flows were retrospectively adjusted to include restricted cash with cash and cash equivalents.
The Company's cash and cash equivalents include short-term investments with original maturities of three months or less. Homebuilding restricted cash was attributable to customer deposits for certain home sales. Mortgage banking restricted cash included amounts collected from customers for loans in process and closed mortgage loans held for sale.
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows include cash related to a consolidated joint venture, which is included in homebuilding "Other assets" on the Company's condensed consolidated balance sheets. The cash related to this consolidated joint venture as of March 31, 2018 and December 31, 2017 was $1,148 and $1,069, respectively, and as of March 31, 2017 and December 31, 2016 was $1,210 and $1,214, respectively.
The adoption of this standard did not have a material effect on the Company's condensed consolidated statements of cash flows and related disclosures.
The Company also adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting, effective January 1, 2018.  The amendments in the standard clarify when changes in a share-based payment award must be accounted for as a modification, and will allow entities to make certain changes to share-based payment awards without accounting for them as modifications.  Under the new guidance, entities will only apply modification accounting if there are substantive changes made to share-based payment awards.  If a change made to a share-based payment award does not affect the fair value, vesting conditions and classification as either an equity or liability instrument, modification accounting will not need to be applied.  The adoption of this standard did not have any effect on the Company's condensed consolidated financial statements and related disclosures.

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

As of March 31, 2018, NVR controlled approximately 87,050 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,900 and $2,600, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 9,800 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $8,800 and $100, respectively, as of March 31, 2018, of which approximately $2,800 is refundable if certain contractual conditions are not met.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
NVR’s total risk of loss related to contract land deposits as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Contract land deposits	$389,762	$400,428
Loss reserve on contract land deposits	(27,871)	(29,999)
Contract land deposits, net	361,891	370,429
Contingent obligations in the form of letters of credit	2,695	1,996
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$366,091	$373,930

(1)	As of both March 31, 2018 and December 31, 2017, the Company was committed to purchase 10 finished lots under specific performance obligations.
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
At March 31, 2018, the Company had an aggregate investment totaling approximately $43,000 in six JVs that are expected to produce approximately 7,200 finished lots, of which approximately 3,800 lots were controlled by the Company and the remaining approximately 3,400 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,300 in the aggregate to three of the JVs at March 31, 2018. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $42,600 and $49,000 at March 31, 2018 and December 31, 2017, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

The condensed balance sheets as of March 31, 2018 and December 31, 2017 of the consolidated JV were as follows:

	March 31, 2018	December 31, 2017
Assets:
Cash	$1,148	$1,069
Other assets	37	37
Total assets	$1,185	$1,106

Liabilities and equity:
Accrued expenses	$490	$487
Equity	695	619
Total liabilities and equity	$1,185	$1,106
The Company recognizes income from the JVs as a reduction to the lot cost of the lots purchased from the respective JVs when the homes are settled, based on the expected total profitability and the total number of lots expected to be produced by the respective JVs. With the Company's adoption of ASU 2016-15 effective January 1, 2018, the Company made the election to classify distributions received from unconsolidated JVs using the cumulative earnings approach. As a result, distributions received up to the amount of cumulative earnings recognized by the Company are reported as distributions of earnings and those in excess of that amount are reported as a distribution of capital. These distributions are classified within the accompanying condensed consolidated statements of cash flows as cash flows from operating activities and investing activities, respectively. See Note 1 for additional discussion regarding the Company's adoption of ASU 2016-15.
4. Land Under Development
On a limited basis, NVR directly acquires raw land parcels already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.
As of March 31, 2018, NVR directly owned a total of four separate raw land parcels with a carrying value of $33,078 that are expected to produce approximately 450 finished lots. The Company also has additional funding commitments of approximately $7,400 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,600.
None of the raw parcels had any indicators of impairment as of March 31, 2018.
5. Capitalized Interest
The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC Topic 835-20, Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

The following table reflects the changes in the Company's capitalized interest during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Interest capitalized, beginning of period	$5,583	$5,106
Interest incurred	6,595	6,559
Interest charged to interest expense	(6,282)	(5,836)
Interest charged to cost of sales	(351)	(265)
Interest capitalized, end of period	$5,545	$5,564
6. Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Weighted average number of shares outstanding used to calculate basic EPS	3,675	3,705
Dilutive securities:
Stock options and restricted share units	545	392
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,220	4,097
The following stock options issued under equity incentive plans were outstanding during the three months ended March 31, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Anti-dilutive securities	15	79

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

7. Shareholders’ Equity
A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	166,049	—	—	—	166,049
Deferred compensation activity	—	—	—	—	(6)	6	—
Purchase of common stock for treasury	—	—	—	(357,242)	—	—	(357,242)
Equity-based compensation	—	9,509	—	—	—	—	9,509
Proceeds from stock options exercised	—	40,804	—	—	—	—	40,804
Treasury stock issued upon option exercise and restricted share vesting	—	(16,410)	—	16,410	—	—	—
Balance, March 31, 2018	$206	$1,678,100	$6,400,185	$(6,611,683)	$(17,389)	$17,389	$1,466,808
The Company repurchased approximately 116 shares of its common stock during the three months ended March 31, 2018. The Company settles stock option exercises and vesting of restricted share units by issuing shares of treasury stock.  Approximately 44 shares were issued from the treasury account during the three months ended March 31, 2018 in settlement of stock option exercises and vesting of restricted share units.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.
8. Product Warranties
The Company establishes warranty and product liability reserves (“Warranty Reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to NVR’s homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the estimated current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.
The following table reflects the changes in the Company’s Warranty Reserve during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Warranty reserve, beginning of period	$94,513	$93,895
Provision	11,527	8,961
Payments	(10,434)	(9,353)
Warranty reserve, end of period	$95,606	$93,503
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
Certain assets are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance.  The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs.  Mortgage banking operations are not charged a corporate capital allocation charge.
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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2018	2017
Revenues:
Homebuilding Mid Atlantic	$842,496	$722,268
Homebuilding North East	122,714	106,231
Homebuilding Mid East	290,237	243,031
Homebuilding South East	234,646	176,057
Mortgage Banking	39,321	29,505
Total consolidated revenues	$1,529,414	$1,277,092

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Income before taxes:
Homebuilding Mid Atlantic	$91,047	$64,489
Homebuilding North East	15,704	9,106
Homebuilding Mid East	27,211	22,159
Homebuilding South East	23,237	14,569
Mortgage Banking	22,550	15,953
Total segment profit before taxes	179,749	126,276
Reconciling items:
Contract land deposit reserve adjustment (1)	2,128	(728)
Equity-based compensation expense	(9,509)	(10,589)
Corporate capital allocation (2)	50,700	46,187
Unallocated corporate overhead	(31,284)	(27,234)
Consolidation adjustments and other	5,201	3,813
Corporate interest expense	(5,987)	(5,564)
Reconciling items sub-total	11,249	5,885
Consolidated income before taxes	$190,998	$132,161

	March 31, 2018	December 31, 2017
Assets:
Homebuilding Mid Atlantic	$1,119,218	$1,079,225
Homebuilding North East	152,835	143,008
Homebuilding Mid East	288,846	263,019
Homebuilding South East	288,344	277,705
Mortgage Banking	387,296	397,052
Total segment assets	2,236,539	2,160,009
Reconciling items:
Cash and cash equivalents	414,763	645,087
Deferred taxes	113,462	111,953
Intangible assets and goodwill	50,105	50,144
Contract land deposit reserve	(27,871)	(29,999)
Consolidation adjustments and other	59,067	52,085
Reconciling items sub-total	609,526	829,270
Consolidated assets	$2,846,065	$2,989,279

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$30,449	$29,124
Homebuilding North East	4,180	3,814
Homebuilding Mid East	7,973	6,742
Homebuilding South East	8,098	6,507
Total	$50,700	$46,187
10. Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of NVR’s Senior Notes as of March 31, 2018 and December 31, 2017 were $631,500 and  $630,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at March 31, 2018 and December 31, 2017 were $597,220 and $597,066, respectively.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2018, there were contractual commitments to extend credit to borrowers aggregating $778,931 and open forward delivery contracts aggregating $1,046,318, which hedge both the rate lock loan commitments and closed loans held for sale.
The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:

i)	the assumed gain/loss of the expected resultant loan sale (Level 2);

ii)	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and

iii)	the value of the servicing rights associated with the loan (Level 2).
The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan.  The excess servicing and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  NVRM sells all of its loans on a servicing released basis, and receives a servicing released premium upon sale.  Thus, the value of the servicing rights is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type.  NVRM assumes a fallout rate when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.
The fair value of NVRM’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2).  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $344,023 included on the accompanying condensed consolidated balance sheet has been increased by $2,023 from the aggregate principal balance of $342,000. As of December 31, 2017, the fair value of loans held for sale of $352,489 were increased by $1,931 from the aggregate principal balance of $350,558.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2018	December 31, 2017
Rate lock commitments:
Gross assets	$11,069	$5,400
Gross liabilities	1,745	1,832
Net rate lock commitments	$9,324	$3,568
Forward sales contracts:
Gross assets	$754	$992
Gross liabilities	2,263	667
Net forward sales contracts	$(1,509)	$325
As of March 31, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. As of December 31, 2017, both the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets".
The fair value measurement as of March 31, 2018 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$778,931	$1,156	$42	$8,126	$—	$9,324
Forward sales contracts	$1,046,318	—	—	—	(1,509)	(1,509)
Mortgages held for sale	$342,000	770	(2,933)	4,186	—	2,023
Total fair value measurement		$1,926	$(2,891)	$12,312	$(1,509)	$9,838
The total fair value measurement as of December 31, 2017 was $5,824. For the three months ended March 31, 2018, NVRM recorded a fair value adjustment to income of $4,014. For the three months ended March 31, 2017, NVRM recorded a fair value adjustment to expense of $2,017.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

11. Debt
Senior Notes
As of March 31, 2018, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $8,500 was outstanding at March 31, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at March 31, 2018.
Repurchase Agreement
NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits, and provides for an incremental commitment pursuant to which NVRM may from time to time request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. The Repurchase Agreement expires on July 25, 2018. At March 31, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2018.
12. Commitments and Contingencies
The Company and its subsidiaries are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 13.1% and 22.1%, respectively. The reduction in the effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered the Company's federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in the Company recognizing a tax benefit of approximately $6,200 related to homes settled in 2017.

Additionally, the effective tax rate in both the first quarter of 2018 and 2017 was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $19,567 and $19,900, respectively.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands)
(unaudited)

14. Recent Accounting Pronouncements
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
(dollars in thousands)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.  NVR undertakes no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2018 and 2017
Overview
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
As of March 31, 2018, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 87,050 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $380,900 and $2,600, respectively. Included in the number of controlled lots are approximately 4,500 lots for which we have recorded a contract land deposit impairment reserve of approximately $27,900 as of March 31, 2018.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $43,000 in six JVs, expected to produce approximately 7,200 lots. Of the lots to be produced by the JVs, approximately 3,800 lots were controlled by us and approximately 3,400 were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned four separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $33,100 that we intend to develop into approximately 450 finished lots. We had additional funding commitments of approximately $7,400 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,600.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 9,800 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $8,800 and $100, respectively, as of March 31, 2018, of which approximately $2,800 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
The housing market remained strong in the first three months of 2018. We continued to experience improving new home demand as a result of favorable market conditions, including low unemployment and improved consumer confidence.  However, new home prices continued to be constrained due to the competitive market environment.
Our consolidated revenues for the first quarter of 2018 totaled $1,529,414, a 20% increase from the first quarter of 2017.  Net income for the first quarter ended March 31, 2018 was $166,049, or $39.34 per diluted share, increases of 61% and 57% when compared to net income and diluted earnings per share in the first quarter of 2017, respectively.  Our homebuilding gross profit margin percentage increased to 18.7% in the first quarter of 2018 from 17.8% in the first quarter of 2017. New orders, net of cancellations (“New Orders”) increased 17% in the first quarter of 2018 compared to the first quarter of 2017. The average sales price for New Orders in the first quarter of 2018 of $378.2 decreased 4% compared to the first quarter of 2017.
Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the first quarter of 2018 to 13.1% from 22.1% in the first quarter of 2017.  See additional discussion of income taxes in the “Effective Tax Rate” section below.
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
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2018	2017
Financial Data:
Revenues	$1,490,093	$1,247,587
Cost of sales	$1,211,946	$1,026,017
Gross profit margin percentage	18.7%	17.8%
Selling, general and administrative expenses	$105,547	$99,904
Operating Data:
New orders (units)	5,174	4,424
Average new order price	$378.2	$392.6
Settlements (units)	3,896	3,256
Average settlement price	$382.4	$383.1
Backlog (units)	9,809	8,052
Average backlog price	$381.7	$396.6
New order cancellation rate	13.6%	15.6%
Consolidated Homebuilding - Three Months Ended March 31, 2018 and 2017
Homebuilding revenues increased 19% for the three months ended March 31, 2018 from the same period in 2017, due primarily to a 20% increase in the number of units settled quarter over quarter.  The increase in the number of units settled was primarily attributable to a 24% higher backlog unit balance entering the first quarter of 2018 compared to the same period in 2017.
Gross profit margin percentage in the first quarter of 2018 increased to 18.7% from 17.8% in the first quarter of 2017, due primarily to modest improvement in pricing and to the increase in the number of units settled, which allowed us to better leverage certain operating costs.
The number of New Orders increased 17% while the average sales price of New Orders decreased by 4% in the first quarter of 2018 when compared to the first quarter of 2017.  New Orders increased in each of our market segments due to continued favorable market conditions in the first quarter of 2018 which led to higher community absorption rates quarter over quarter.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced markets and lower priced products.

SG&A expenses in the first quarter of 2018 increased by 6% when compared to the first quarter of 2017, primarily due to an increase in personnel costs quarter over quarter. SG&A expenses as a percentage of revenue decreased to 7.1% from 8.0% quarter over quarter, due primarily to the 19% increase in revenues.
Backlog units and dollars were 9,809 units and $3,744,523, respectively, as of March 31, 2018 compared to 8,052 units and $3,193,777, respectively, as of March 31, 2017.  The 22% increase in backlog units was primarily attributable to a 17% increase in New Orders for the six-month period ended March 31, 2018 compared to the same period in 2017. Backlog dollars were favorably impacted by the increase in backlog units.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 13.6% and 15.6% in the first quarter of 2018 and 2017, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2018 or future years. Other than those units that are cancelled, we expect to settle substantially all of our March 31, 2018 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2018 and December 31, 2017 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,600 and $2,000 at March 31, 2018 and December 31, 2017, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2018 and 2017.
Selected Segment Financial Data:

	Three Months Ended March 31,
	2018	2017
Revenues:
Mid Atlantic	$842,496	$722,268
North East	122,714	106,231
Mid East	290,237	243,031
South East	234,646	176,057

	Three Months Ended March 31,
	2018	2017
Gross profit margin:
Mid Atlantic	$157,025	$127,905
North East	26,179	20,047
Mid East	51,012	44,386
South East	44,218	32,017

	Three Months Ended March 31,
	2018	2017
Gross profit margin percentage:
Mid Atlantic	18.6%	17.7%
North East	21.3%	18.9%
Mid East	17.6%	18.3%
South East	18.8%	18.2%

	Three Months Ended March 31,
	2018	2017
Segment profit:
Mid Atlantic	$91,047	$64,489
North East	15,704	9,106
Mid East	27,211	22,159
South East	23,237	14,569
Operating Activity:

	Three Months Ended March 31,
	2018		2017
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,503	$433.7	2,125	$455.8
North East	371	$409.7	359	$424.4
Mid East	1,296	$326.5	1,134	$329.1
South East	1,004	$295.1	806	$301.3
Total	5,174	$378.2	4,424	$392.6

	Three Months Ended March 31,
	2018		2017
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,926	$437.4	1,658	$435.6
North East	301	$407.7	268	$396.4
Mid East	879	$330.2	725	$335.2
South East	790	$297.0	605	$291.0
Total	3,896	$382.4	3,256	$383.1

	As of March 31,
	2018		2017
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,801	$430.8	4,008	$453.2
North East	752	$423.7	699	$421.5
Mid East	2,315	$337.1	1,908	$335.5
South East	1,941	$297.3	1,437	$308.0
Total	9,809	$381.7	8,052	$396.6

	Three Months Ended March 31,
	2018	2017
New order cancellation rate:
Mid Atlantic	14.4%	16.8%
North East	11.5%	13.5%
Mid East	12.2%	12.5%
South East	13.7%	17.2%

	Three Months Ended March 31,
	2018	2017
Average active communities:
Mid Atlantic	240	238
North East	38	43
Mid East	123	121
South East	84	84
Total	485	486
Homebuilding Inventory:

	March 31, 2018	December 31, 2017
Sold inventory:
Mid Atlantic	$694,258	$617,471
North East	105,003	96,412
Mid East	195,845	173,572
South East	162,193	151,219
Total (1)	$1,157,299	$1,038,674

	March 31, 2018	December 31, 2017
Unsold lots and housing units inventory:
Mid Atlantic	$89,257	$118,209
North East	9,068	6,666
Mid East	8,028	7,112
South East	15,073	13,511
Total (1)	$121,426	$145,498
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2018	December 31, 2017
Total lots controlled:
Mid Atlantic	38,750	38,450
North East	7,450	7,000
Mid East	22,600	22,250
South East	22,500	21,000
Total	91,300	88,700

	March 31, 2018	December 31, 2017
Contract land deposits, net:
Mid Atlantic	$202,062	$209,759
North East	28,035	29,851
Mid East	49,254	49,838
South East	85,235	82,977
Total	$364,586	$372,425

	Three Months Ended March 31,
	2018	2017
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$(2)	$986
North East	—	—
Mid East	5	3
South East	1,910	—
Total	$1,913	$989
Mid Atlantic
Three Months Ended March 31, 2018 and 2017
The Mid Atlantic segment had an approximate $26,600, or 41%, increase in segment profit in the first quarter of 2018 compared to the first quarter of 2017.  The increase in segment profit was driven by an increase of segment revenues of approximately $120,200, or 17%, and improved gross profit margins quarter over quarter.  Segment revenues increased due primarily to a 16% increase in the number of units settled quarter over quarter.  The increase in the number of units settled was attributable to a 19% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017.  The Mid Atlantic segment’s gross profit margin percentage increased to 18.6%

in 2018 from 17.7% in 2017, due primarily to modest improvement in pricing and to the increase in units settled, which allowed us to better leverage certain operating costs.
Segment New Orders increased 18%, while the average sales price of New Orders decreased 5% in the first quarter of 2018 compared to the same period in 2017. The increase in New Orders was due to continued favorable market conditions in 2018, which led to higher community absorption rates quarter over quarter. The decrease in the average sales price of New Orders was due primarily to a shift to lower priced markets and lower priced products.
North East
Three Months Ended March 31, 2018 and 2017
The North East segment had an approximate $6,600, or 72%, increase in segment profit in the first quarter of 2018 compared to the first quarter of 2017 due to an increase in segment revenues of approximately $16,500, or 16%, and improved gross profit margins, quarter over quarter. The increase in segment revenues was due to a 12% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter. The increases in the number of units settled and the average settlement price were primarily attributable to a 12% higher backlog unit balance and a 4% higher average sales price of units in backlog entering 2018 compared to the backlog entering 2017. The North East segment’s gross profit margin percentage increased to 21.3% in the first quarter of 2018 from 18.9% in the first quarter of 2017. Gross profit margin and segment profit were favorably impacted by improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs.
Segment New Orders increased 3%, while the average sales price of New Orders decreased 3%, in the first quarter of 2018 compared to the same period in 2017. New Orders increased, despite a 12% decline in the average number of active communities quarter over quarter, due primarily to continued favorable market conditions in 2018, which led to higher community absorption rates quarter over quarter. The decrease in the average sales price of New Orders was attributable to a shift to lower priced communities within certain markets.
Mid East
Three Months Ended March 31, 2018 and 2017
The Mid East segment had an approximate $5,100, or 23%, increase in segment profit in the first quarter of 2018 compared to the first quarter of 2017.  The increase in segment profit was driven by an increase of approximately $47,200, or 19%, in revenues quarter over quarter.  The increase in revenues was attributable to a 21% increase in the number of units settled due to a 27% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017. The segment’s gross profit margin percentage decreased to 17.6% in the first quarter of 2018 from 18.3% in the same period of 2017, primarily due to an increase in lot costs as a percentage of revenue quarter over quarter.
Segment New Orders increased 14%, while the average sales price of New Orders was relatively flat in the first quarter of 2018 compared to the same period in 2017.  New Orders increased due in part to a 2% increase in the average number of active communities quarter over quarter and to continued favorable market conditions in 2018, which led to higher community absorption rates within the segment.
South East
Three Months Ended March 31, 2018 and 2017
The South East segment had an approximate $8,700, or 60%, increase in segment profit in the first quarter of 2018 compared to the first quarter of 2017.  The increase in segment profit was primarily driven by an increase of approximately $58,600, or 33%, in revenues and improved gross profit margins.  The increase in revenues was primarily attributable to a 31% increase in the number of units settled quarter over quarter. The increase in units settled was attributable to a 40% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017. The South East segment’s gross profit margin percentage increased to 18.8% in the first quarter of 2018 from 18.2% in the first quarter of 2017 primarily due to modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs, partially offset by higher lot costs as a percentage of revenue quarter over quarter.
Segment New Orders increased 25%, while the average sales price of New Orders decreased 2% in the first quarter of 2018 compared to 2017.  New Orders were favorably impacted by continued favorable market conditions in 2018, which led to higher community absorption rates. The decrease in the average sales price of New Orders was attributable to a shift to lower priced markets within the segment.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated income before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended March 31,
	2018	2017
Homebuilding consolidated gross profit:
Mid Atlantic	$157,025	$127,905
North East	26,179	20,047
Mid East	51,012	44,386
South East	44,218	32,017
Consolidation adjustments and other	(287)	(2,785)
Homebuilding consolidated gross profit	$278,147	$221,570

	Three Months Ended March 31,
	2018	2017
Homebuilding consolidated income before taxes:
Mid Atlantic	$91,047	$64,489
North East	15,704	9,106
Mid East	27,211	22,159
South East	23,237	14,569
Reconciling items:
Contract land deposit impairment reserve (1)	2,128	(728)
Equity-based compensation expense	(9,387)	(9,607)
Corporate capital allocation (2)	50,700	46,187
Unallocated corporate overhead	(31,284)	(27,234)
Consolidation adjustments and other	5,201	3,813
Corporate interest expense	(5,987)	(5,564)
Reconciling items sub-total	11,371	6,867
Homebuilding consolidated income before taxes	$168,570	$117,190

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Corporate capital allocation charge:
Mid Atlantic	$30,449	$29,124
North East	4,180	3,814
Mid East	7,973	6,742
South East	8,098	6,507
Total	$50,700	$46,187
Mortgage Banking Segment
Three Months Ended March 31, 2018 and 2017
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Loan closing volume:
Total principal	$1,009,673	$843,341

Loan volume mix:
Adjustable rate mortgages	8%	8%
Fixed-rate mortgages	92%	92%

Operating profit:
Segment profit	$22,550	$15,953
Equity-based compensation expense	(122)	(982)
Mortgage banking income before tax	$22,428	$14,971

Capture rate:	86%	86%

Mortgage banking fees:
Net gain on sale of loans	$31,320	$23,231
Title services	7,849	6,157
Servicing fees	152	117
	$39,321	$29,505
Loan closing volume for the three months ended March 31, 2018 increased by approximately $166,300, or 20%, from the same period in 2017. The increase in loan closing volume during the three months ended March 31, 2018 was primarily attributable to the 20% increase in the homebuilding segment’s number of units settled when compared to the same period in 2017.
Segment profit for the three months ended March 31, 2018 increased by approximately $6,600, or 41%, from the same period in 2017. The increase was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $9,800 during the three months ended March 31, 2018, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $3,800 during the three months ended March 31, 2018, resulting from an increase in personnel costs.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2018 was 13.1%, compared to 22.1% for the three months ended March 31, 2017. The reduction in our effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered our federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in us recognizing a tax benefit of approximately $6,200 related to homes settled in 2017.

Our effective tax rate was also favorably impacted in both the first quarter of 2018 and 2017 by the recognition of income tax benefits related to excess tax benefits from stock option exercises totaling $19,567 and $19,900, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. The unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,500 outstanding at March 31, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at March 31, 2018.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for an incremental commitment pursuant to which we may request increases in the total commitment available under the Repurchase Agreement by up to $50,000 in the aggregate.  The Repurchase Agreement expires on July 25, 2018.  At March 31, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2018.
There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2018.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Cash Flows
For the three months ended March 31, 2018, cash, restricted cash, and cash equivalents decreased by $238,846.  Cash provided by operating activities was $78,028.  Cash was provided by earnings for the three months ended March 31, 2018 and net proceeds of $35,863 from mortgage loan activity.  Cash was primarily used to fund the increase in homebuilding inventory of $98,193, which was primarily attributable to an increase in the number of units under construction at March 31, 2018 compared to December 31, 2017.

Net cash used in investing activities for the three months ended March 31, 2018 of $436 included cash used for purchases of property, plant and equipment of $3,113, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $2,482.
Net cash used in financing activities was $316,438 for the three months ended March 31, 2018.  Cash was used to repurchase 116,268 shares of our common stock at an aggregate purchase price of $357,242 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $40,804.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2018.
Recent Accounting Pronouncements
See Note 14 to the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2018. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had three share repurchase authorizations outstanding during the quarter ended March 31, 2018. On February 15, 2017, December 12, 2017 and February 14, 2018, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	10,935	$3,505.92	10,935	$323,356
February 1 - 28, 2018 (1)	53,230	$3,058.69	53,230	$460,540
March 1 - 31, 2018	52,103	$2,995.80	52,103	$304,449
Total	116,268	$3,072.57	116,268
(1) 7,357 outstanding shares were repurchased under the February 15, 2017 share repurchase authorization, which fully utilized the authorization. The remaining 45,873 outstanding shares were repurchased under the December 12, 2017 share repurchase authorization.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 1, 2018	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer