Form 10-Q
period 2018-06-30
NVR INC
filed 2018-07-30
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2018 there were 3,627,049 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Homebuilding:
Cash and cash equivalents	$417,341	$645,087
Restricted cash	22,130	19,438
Receivables	30,179	20,026
Inventory:
Lots and housing units, covered under sales agreements with customers	1,263,408	1,046,094
Unsold lots and housing units	113,493	148,620
Land under development	35,292	34,212
Building materials and other	21,422	17,273
	1,433,615	1,246,199

Contract land deposits, net	361,052	370,429
Property, plant and equipment, net	41,612	43,191
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	205,760	198,930
	2,553,269	2,584,880
Mortgage Banking:
Cash and cash equivalents	14,209	21,707
Restricted cash	3,672	2,256
Mortgage loans held for sale, net	399,806	352,489
Property and equipment, net	7,018	6,327
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	24,074	14,273
	456,126	404,399
Total assets	$3,009,395	$2,989,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$290,923	$261,973
Accrued expenses and other liabilities	306,452	341,891
Customer deposits	172,033	150,033
Senior notes	597,373	597,066
	1,366,781	1,350,963
Mortgage Banking:
Accounts payable and other liabilities	35,043	32,824
	35,043	32,824
Total liabilities	1,401,824	1,383,787

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2018 and December 31, 2017	206	206
Additional paid-in capital	1,721,696	1,644,197
Deferred compensation trust – 107,904 and 108,640 shares of NVR, Inc. common stock as of June 30, 2018 and December 31, 2017, respectively	(17,148)	(17,383)
Deferred compensation liability	17,148	17,383
Retained earnings	6,603,359	6,231,940
Less treasury stock at cost – 16,926,815 and 16,864,324 shares as of June 30, 2018 and December 31, 2017, respectively	(6,717,690)	(6,270,851)
Total shareholders' equity	1,607,571	1,605,492
Total liabilities and shareholders' equity	$3,009,395	$2,989,279
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding:
Revenues	$1,750,463	$1,512,714	$3,240,556	$2,760,301
Other income	2,164	1,447	4,141	2,549
Cost of sales	(1,416,797)	(1,218,083)	(2,628,743)	(2,244,100)
Selling, general and administrative	(106,517)	(99,100)	(212,064)	(199,004)
Operating income	229,313	196,978	403,890	319,746
Interest expense	(6,047)	(5,641)	(12,054)	(11,219)
Homebuilding income	223,266	191,337	391,836	308,527

Mortgage Banking:
Mortgage banking fees	36,842	31,778	76,163	61,283
Interest income	2,915	1,554	5,008	3,215
Other income	641	506	1,165	815
General and administrative	(21,796)	(15,934)	(41,031)	(32,180)
Interest expense	(282)	(273)	(557)	(531)
Mortgage banking income	18,320	17,631	40,748	32,602

Income before taxes	241,586	208,968	432,584	341,129
Income tax expense	(38,412)	(61,091)	(63,361)	(90,329)

Net income	$203,174	$147,877	$369,223	$250,800

Basic earnings per share	$55.90	$39.46	$101.03	$67.30

Diluted earnings per share	$49.05	$35.19	$88.31	$60.36

Basic weighted average shares outstanding	3,635	3,748	3,655	3,726

Diluted weighted average shares outstanding	4,142	4,202	4,181	4,155
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$369,223	$250,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,024	11,494
Equity-based compensation expense	28,104	21,467
Contract land deposit impairments, net	44	3,567
Gain on sale of loans, net	(58,891)	(47,474)
Mortgage loans closed	(2,223,302)	(1,772,432)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,229,894	1,936,118
Distribution of earnings from unconsolidated joint ventures	2,849	2,643
Net change in assets and liabilities:
Increase in inventory	(187,416)	(272,851)
Decrease in contract land deposits	9,333	17,872
Increase in receivables	(10,417)	(1,674)
Decrease in accounts payable and accrued expenses	(11,332)	(3,013)
Increase in customer deposits	22,000	43,448
Other, net	(10,663)	(11,757)
Net cash provided by operating activities	169,450	178,208

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(284)	(455)
Distribution of capital from unconsolidated joint ventures	6,027	5,238
Purchase of property, plant and equipment	(9,251)	(9,784)
Proceeds from the sale of property, plant and equipment	425	472
Net cash used in investing activities	(3,083)	(4,529)

Cash flows from financing activities:
Purchase of treasury stock	(483,538)	(159,506)
Proceeds from the exercise of stock options	86,094	117,966
Net cash used in financing activities	(397,444)	(41,540)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(231,077)	132,139
Cash, restricted cash, and cash equivalents, beginning of the period	689,557	416,037

Cash, restricted cash, and cash equivalents, end of the period	$458,480	$548,176

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,151	$11,293
Income taxes paid during the period, net of refunds	$86,269	$99,370
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.    Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
For the three and six months ended June 30, 2018 and 2017, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.
Revenue Recognition
Consistent with the Company’s previous revenue recognition practice, homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Mortgage banking revenue recognition will continue to be governed by Accounting Standards Codification ("ASC") Topic 815 - Derivatives and Hedging and by ASC Topic 825 - Financial Instruments, and is not subject to Topic 606. See Note 10 for disclosure of revenue by reporting segment.
The Company’s contract liabilities, consisting of deposits received from customers (“Handmoney”) on homes not settled, were $172,033 and $167,486 as of June 30, 2018 and March 31, 2018, respectively. During the second quarter of 2018, the Company recognized in revenue approximately $90,000 of the Handmoney held as of March 31, 2018.
The Company’s prepaid sales compensation totaled approximately $20,100 and $19,500, as of June 30, 2018 and December 31, 2017, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Deferred Revenue
Topic 606 no longer requires sellers of real estate to consider the initial and continuing involvement criteria in ASC 360-20, but instead only conclude on the collectibility of the transaction price. On January 1, 2018, the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Company recorded a cumulative-effect adjustment, net of tax, of $2,196 to recognize deferred profit on home settlements, which the Company had previously determined that there was significant continuing involvement and believed to be fully collectible.
Practical Expedients and Exemption
At contract inception, the performance obligation to complete and settle the home with a customer has an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts.
No other adjustments were made as a result of the adoption of Topic 606.
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
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows include cash related to a consolidated joint venture, which is included in homebuilding "Other assets" on the Company's condensed consolidated balance sheets. The cash related to this consolidated joint venture as of June 30, 2018 and December 31, 2017 was $1,128 and $1,069, respectively, and as of June 30, 2017 and December 31, 2016 was $1,199 and $1,214, respectively.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

2.    Variable Interest Entities ("VIEs")
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
The deposit placed by NVR pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be VIEs.  Therefore, the development entities with which NVR enters into Lot Purchase Agreements, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by NVR.  An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE.  An enterprise is deemed to have a controlling financial interest if it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

As of June 30, 2018, NVR controlled approximately 90,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $377,400 and $2,700, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 9,900 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $10,900 and $100, respectively, as of June 30, 2018, of which approximately $2,100 is refundable if certain contractual conditions are not met.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
NVR’s total risk of loss related to contract land deposits as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Contract land deposits	$388,331	$400,428
Loss reserve on contract land deposits	(27,279)	(29,999)
Contract land deposits, net	361,052	370,429
Contingent obligations in the form of letters of credit	2,798	1,996
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$365,355	$373,930

(1)	As of both June 30, 2018 and December 31, 2017, the Company was committed to purchase 10 finished lots under specific performance obligations.
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
At June 30, 2018, the Company had an aggregate investment totaling approximately $40,000 in six JVs that are expected to produce approximately 7,000 finished lots, of which approximately 3,650 lots were controlled by the Company and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,000 in the aggregate to three of the JVs at June 30, 2018. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $39,700 and $49,000 at June 30, 2018 and December 31, 2017, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The condensed balance sheets as of June 30, 2018 and December 31, 2017 of the consolidated JV were as follows:

	June 30, 2018	December 31, 2017
Assets:
Cash	$1,128	$1,069
Other assets	37	37
Total assets	$1,165	$1,106

Liabilities and equity:
Accrued expenses	$484	$487
Equity	681	619
Total liabilities and equity	$1,165	$1,106
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
As of June 30, 2018, NVR directly owned a total of four separate raw land parcels with a carrying value of $35,292 that are expected to produce approximately 450 finished lots. The Company also has additional funding commitments of approximately $8,300 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,800.
None of the raw parcels had any indicators of impairment as of June 30, 2018.
5.    Capitalized Interest
The Company capitalizes interest costs to land under development during the active development of finished lots.  In addition, the Company capitalizes interest costs to its joint venture investments while the investments are considered qualified assets pursuant to ASC Topic 835-20 - Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon the Company’s settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in the Company's capitalized interest during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest capitalized, beginning of period	$5,545	$5,564	$5,583	$5,106
Interest incurred	6,624	6,580	13,220	13,139
Interest charged to interest expense	(6,329)	(5,914)	(12,611)	(11,750)
Interest charged to cost of sales	(452)	(278)	(804)	(543)
Interest capitalized, end of period	$5,388	$5,952	$5,388	$5,952
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding used to calculate basic EPS	3,635	3,748	3,655	3,726
Dilutive securities:
Stock options and restricted share units	507	454	526	429
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,142	4,202	4,181	4,155
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive securities	349	9	349	15
7.    Equity-Based Compensation
The Company’s shareholders approved the NVR, Inc. 2018 Equity Incentive Plan (the "2018 Plan") at the Company’s Annual Meeting of Shareholders held on May 2, 2018. The 2018 Plan authorizes the Company to issue Options and restricted share units ("RSUs") to key management employees, including executive officers and members of our Board of Directors ("Directors"), to acquire up to an aggregate 275 shares of the Company’s common stock. Of the 275 aggregate shares available to issue, all may be granted in the form of Options and up to 40 may be granted in the form of RSUs.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

During the second quarter of 2018, the Company issued 332 Options and 16 RSUs under the NVR, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), the NVR, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), and the 2018 Plan as follows:

	2010 Plan	2014 Plan	2018 Plan
Options Granted
Options - service-only (1)	4	90	72
Options - performance-based (2)	—	94	72
Total Options Granted	4	184	144

RSUs Granted
RSUs - service-only (3)	8	—	—
RSUs - performance-based (4)	8	—	—
Total RSUs Granted	16	—	—

(1) Of the 166 service-only Options granted, 34 will vest over two years in 50% increments on December 31, 2020 and 2021; the remaining 132 Options will vest over four years in 25% increments on December 31, 2020, 2021, 2022, and 2023. Vesting for the Options is contingent solely upon continued employment or continued service as a Director.
(2) Of the 166 performance-based Options granted, 34 will vest over two years in 50% increments on December 31, 2020 and 2021; the remaining 132 performance-based Options will vest over four years in 25% increments on December 31, 2020, 2021, 2022, and 2023. Vesting for the performance-based Options is contingent upon both continued employment or continued service as a Director and the Company's return on capital performance during 2018 through 2020.
(3) The service-only RSUs granted will vest over two years in 50% increments on December 31, 2022 and 2023. Vesting for the RSUs is contingent solely upon continued employment.
(4) The performance-based RSUs granted will vest over two years in 50% increments on December 31, 2022 and 2023. Vesting for the performance-based RSUs is contingent upon both continued employment and the Company's return on capital performance during 2018 through 2020.
In addition to the above equity grant, the Company also issued 8 Options under the 2014 Plan during the six months ended June 30, 2018. The Options granted will vest annually over four years in 25% increments beginning on December 31, 2020. Vesting for 50% of the Options granted is contingent upon both continued employment and the Company's return on capital performance during 2018 through 2020, while vesting for the other 50% of the Options granted is contingent solely upon continued employment.
All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant, and expire ten years from the date of grant.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table provides additional information relative to NVR's equity-based compensation plans for the six months ended June 30, 2018:

Options	Shares	Weighted Average Per Share Exercise Price
Outstanding at December 31, 2017	916	$1,119.92
Granted	340	3,023.76
Exercised	(91)	949.64
Forfeited	(27)	1,300.09
Outstanding at June 30, 2018	1,138	$1,697.50
Exercisable at June 30, 2018	371	$959.65

RSUs
Outstanding at December 31, 2017	10
Granted	16
Vested	(5)
Forfeited	—
Outstanding at June 30, 2018	21
Vested, but not issued at June 30, 2018	—
To estimate the grant-date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price, the price of the underlying stock on the date of grant, the estimated dividend yield, a risk-free interest rate, the estimated option term, and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury STRIPS which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate.
The fair value of the Options granted during 2018 was estimated on the grant date using the Pricing Model, based on the following assumptions:

2018
Estimated option life (years)	5.06
Risk-free interest rate (range)	2.19% - 2.99%
Expected volatility (range)	16.57% - 18.83%
Expected dividend rate	—%
Weighted average grant date fair value per share of Options granted	$689.47

The grant date fair value per share of $3,022.99 for the RSUs granted during 2018 was the closing price of the Company's common stock on the day immediately preceding the grant date.
Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the Options and RSUs that are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense for Options and RSUs subject to a performance condition is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the performance

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

condition will be satisfied at the target level and is recognizing compensation expense related to such Options and RSUs accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees.
The Company recognizes forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. Total equity-based compensation expense recognized during the three and six months ended June 30, 2018 was $18,595 and $28,104, respectively. During the three and six months ended June 30, 2017, total equity-based compensation expense recognized was $10,878 and $21,467, respectively.
As of June 30, 2018, the total unrecognized compensation cost for all outstanding Options and RSUs was approximately $347,900. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being December 31, 2023. Unrecognized compensation costs may change depending on the satisfaction of the performance-based metric, discussed above. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.8 years.

8.    Shareholders’ Equity
A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	369,223	—	—	—	369,223
Deferred compensation activity, net	—	—	—	—	235	(235)	—
Purchase of common stock for treasury	—	—	—	(483,538)	—	—	(483,538)
Equity-based compensation	—	28,104	—	—	—	—	28,104
Proceeds from Options exercised	—	86,094	—	—	—	—	86,094
Treasury stock issued upon option exercise and restricted share vesting	—	(36,699)	—	36,699	—	—	—
Balance, June 30, 2018	$206	$1,721,696	$6,603,359	$(6,717,690)	$(17,148)	$17,148	$1,607,571
The Company repurchased approximately 158 shares of its common stock during the six months ended June 30, 2018. The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 96 shares were issued from the treasury account during the six months ended June 30, 2018 in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
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
The following table reflects the changes in the Company’s Warranty Reserve during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty reserve, beginning of period	$95,606	$93,503	$94,513	$93,895
Provision	16,217	13,206	27,744	22,167
Payments	(12,121)	(11,315)	(22,555)	(20,668)
Warranty reserve, end of period	$99,702	$95,394	$99,702	$95,394
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Homebuilding Mid Atlantic	$973,677	$872,148	$1,816,173	$1,594,416
Homebuilding North East	147,618	127,541	270,332	233,771
Homebuilding Mid East	363,288	313,237	653,525	556,268
Homebuilding South East	265,880	199,788	500,526	375,846
Mortgage Banking	36,842	31,778	76,163	61,283
Total consolidated revenues	$1,787,305	$1,544,492	$3,316,719	$2,821,584

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before taxes:
Homebuilding Mid Atlantic	$112,221	$100,621	$203,268	$165,109
Homebuilding North East	16,777	14,112	32,481	23,218
Homebuilding Mid East	42,174	35,986	69,385	58,145
Homebuilding South East	29,203	22,911	52,440	37,481
Mortgage Banking	19,685	18,004	42,235	33,957
Total segment profit before taxes	220,060	191,634	399,809	317,910
Reconciling items:
Contract land deposit reserve adjustment (1)	592	(2,064)	2,720	(2,792)
Equity-based compensation expense (2)	(18,595)	(10,878)	(28,104)	(21,467)
Corporate capital allocation (3)	53,954	49,646	104,653	95,833
Unallocated corporate overhead	(22,503)	(23,360)	(53,787)	(50,594)
Consolidation adjustments and other	14,109	9,614	19,311	13,427
Corporate interest expense	(6,031)	(5,624)	(12,018)	(11,188)
Reconciling items sub-total	21,526	17,334	32,775	23,219
Consolidated income before taxes	$241,586	$208,968	$432,584	$341,129

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense in the three and six month periods ended June 30, 2018 was primarily attributable to the issuance of Options and RSUs in the second quarter of 2018. See Note 7 for additional discussion of equity-based compensation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,501	$31,005	$61,949	$60,130
Homebuilding North East	4,580	4,133	8,760	7,947
Homebuilding Mid East	9,057	7,535	17,030	14,277
Homebuilding South East	8,816	6,973	16,914	13,479
Total	$53,954	$49,646	$104,653	$95,833

	June 30, 2018	December 31, 2017
Assets:
Homebuilding Mid Atlantic	$1,139,958	$1,079,225
Homebuilding North East	155,089	143,008
Homebuilding Mid East	322,718	263,019
Homebuilding South East	315,599	277,705
Mortgage Banking	448,779	397,052
Total segment assets	2,382,143	2,160,009
Reconciling items:
Cash and cash equivalents	417,341	645,087
Deferred taxes	116,295	111,953
Intangible assets and goodwill	50,066	50,144
Contract land deposit reserve	(27,279)	(29,999)
Consolidation adjustments and other	70,829	52,085
Reconciling items sub-total	627,252	829,270
Consolidated assets	$3,009,395	$2,989,279
11.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair value of NVR’s Senior Notes was $630,000 as of both June 30, 2018 and December 31, 2017. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at June 30, 2018 and December 31, 2017 were $597,373 and $597,066, respectively.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist primarily of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2018, there were contractual commitments to extend credit to borrowers aggregating $857,052 and open forward delivery contracts aggregating $1,168,371, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $399,806 included on the accompanying condensed consolidated balance sheet has been increased by $6,548 from the aggregate principal balance of $393,258. As of December 31, 2017, the fair value of loans held for sale of $352,489 were increased by $1,931 from the aggregate principal balance of $350,558.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2018	December 31, 2017
Rate lock commitments:
Gross assets	$13,770	$5,400
Gross liabilities	996	1,832
Net rate lock commitments	$12,774	$3,568
Forward sales contracts:
Gross assets	$408	$992
Gross liabilities	4,307	667
Net forward sales contracts	$(3,899)	$325
As of June 30, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. As of December 31, 2017, both the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets".
The fair value measurement as of June 30, 2018 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$857,052	$1,402	$1,683	$9,689	$—	$12,774
Forward sales contracts	$1,168,371	—	—	—	(3,899)	(3,899)
Mortgages held for sale	$393,258	881	376	5,291	—	6,548
Total fair value measurement		$2,283	$2,059	$14,980	$(3,899)	$15,423
The total fair value measurement as of December 31, 2017 was $5,824. For the three and six months ended June 30, 2018, NVRM recorded a fair value adjustment to income of $5,585 and $9,599, respectively. For the three and six months ended June 30, 2017, NVRM recorded a fair value adjustment to income of $3,376 and $1,359, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
12.    Debt
Senior Notes
As of June 30, 2018, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $8,500 was outstanding at June 30, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at June 30, 2018.
Repurchase Agreement
NVRM provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase agreement (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale.
In July 2018, NVRM entered into the Tenth Amendment (the "Amendment") to its Repurchase Agreement, filed herewith as Exhibit 10.1. The Amendment removed the $50,000 incremental commitment that was available under the prior Repurchase Agreement. All other terms and conditions under the Repurchase Agreement remained materially consistent. The Repurchase Agreement expires on July 24, 2019. At June 30, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2018.
13.    Commitments and Contingencies
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
14.    Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2018 was 15.9% and 14.6%, respectively. For the three and six months ended June 30, 2017, the Company's effective tax rate was 29.2% and 26.5%, respectively. The reduction in the effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered the Company's federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in the Company recognizing a tax benefit of approximately $6,200 in the first quarter of 2018 related to homes settled in 2017.

Additionally, the effective tax rate for the three and six months ended June 30, 2018 and 2017 was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises. This income tax benefit was $26,456 and $46,022 for the three and six months ended June 30, 2018, respectively, and was $16,464 and $36,364 for the three and six months ended June 30, 2017, respectively.
15.    Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term. Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard also requires additional disclosures of key information about leasing arrangements. The standard is effective for the Company as of January 1, 2019. Based on its current portfolio of leases, the Company believes that adoption of this standard will result in the recognition of less than $100,000 of right-of-use assets and corresponding liabilities on its balance sheet, predominately related to real estate leases.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which significantly changes the way impairment of financial assets is recognized. The standard will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The standard’s provisions will be applied as a cumulative-effect adjustment to beginning retained earnings as of the effective date. The standard is effective for the Company as of January 1, 2020. Early adoption is permitted for annual and interim periods beginning January 1, 2019. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on January 1, 2020, and early adoption is permitted. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

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
Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Overview
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
As of June 30, 2018, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 90,100 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $377,400 and $2,700, respectively. Included in the number of controlled lots are approximately 4,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $25,300 as of June 30, 2018.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $40,000 in six JVs, expected to produce approximately 7,000 lots. Of the lots to be produced by the JVs, approximately 3,650 lots were controlled by us and approximately 3,350 were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned four separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $35,300 that we intend to develop into approximately 450 finished lots. We had additional funding commitments of approximately $8,300 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,800.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 9,900 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $10,900 and $100, respectively, as of June 30, 2018, of which approximately $2,100 is refundable if certain contractual conditions are not met.  As of June 30, 2018, we have recorded a contract land deposit reserve of approximately $2,000 related to raw land properties. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
The housing market remained strong in the first six months of 2018. We continued to experience strong new home demand as a result of favorable market conditions, including low unemployment and improved consumer confidence.  However, new home prices continued to be constrained due to the competitive market environment.
Our consolidated revenues for the second quarter of 2018 totaled $1,787,305, a 16% increase from the second quarter of 2017.  Net income for the second quarter ended June 30, 2018 was $203,174, or $49.05 per diluted share, increases of 37% and 39% when compared to net income and diluted earnings per share in the second quarter of 2017, respectively.  Our homebuilding gross profit margin percentage decreased to 19.1% in the second quarter of 2018 from 19.5% in the second quarter of 2017. New orders, net of cancellations (“New Orders”) increased 6% in the second quarter of 2018 compared to the second quarter of 2017. The average sales price for New Orders in the second quarter of 2018 of $376.3 was essentially flat compared to the second quarter of 2017.
Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the second quarter of 2018 to 15.9% from 29.2% in the second quarter of 2017.  See additional discussion of income taxes in the “Effective Tax Rate” section below.
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
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial Data:
Revenues	$1,750,463	$1,512,714	$3,240,556	$2,760,301
Cost of sales	$1,416,797	$1,218,083	$2,628,743	$2,244,100
Gross profit margin percentage	19.1%	19.5%	18.9%	18.7%
Selling, general and administrative expenses	$106,517	$99,100	$212,064	$199,004
Operating Data:
New orders (units)	4,964	4,678	10,138	9,102
Average new order price	$376.3	$377.0	$377.3	$384.6
Settlements (units)	4,611	3,917	8,507	7,173
Average settlement price	$379.6	$386.1	$380.9	$384.8
Backlog (units)			10,162	8,813
Average backlog price			$380.0	$390.9
New order cancellation rate	13.0%	12.9%	13.3%	14.2%
Consolidated Homebuilding - Three Months Ended June 30, 2018 and 2017
Homebuilding revenues increased 16% for the second quarter of 2018 from the same period in 2017, as a result of an 18% increase in the number of units settled, offset partially by a 2% decrease in the average settlement price. The increase in the number of units settled was primarily attributable to a 22% higher backlog unit balance entering the second quarter of 2018 compared to the same period in 2017. The decrease in the average settlement price was attributable to a 4% lower average price of units in backlog entering the second quarter of 2018 compared to the same period in 2017.
Gross profit margin percentage in the second quarter of 2018 was 19.1%, down 42 basis points compared to the second quarter of 2017, due to higher lot and certain material costs.
The number of New Orders increased 6% while the average sales price of New Orders was essentially flat in the second quarter of 2018 compared to the second quarter of 2017.  New Orders increased primarily due to more favorable market conditions in the second quarter of 2018 compared to the same period in 2017, which led to higher community absorption rates quarter over quarter.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2018 increased by 7% when compared to the same period in 2017, but as a percentage of revenue decreased to 6.1% in the second quarter of 2018 from 6.6% in the second quarter of 2017.  SG&A expense increased primarily due to a $6,400 increase in equity-based compensation due to the granting of non-qualified stock options ("Options") and restricted share units ("RSUs") in the second quarter of 2018 as further discussed in Note 7 in the accompanying condensed consolidated financial statements. SG&A expenses as a percentage of revenue were favorably impacted by the 16% increase in homebuilding revenues coupled with relatively flat headcount quarter over quarter.
Consolidated Homebuilding - Six Months Ended June 30, 2018 and 2017
Homebuilding revenues increased 17% for the six months ended June 30, 2018 from the same period in 2017, due primarily to a 19% increase in the number of units settled year over year.  The increase in the number of units settled was primarily attributable to a 24% higher backlog unit balance entering 2018 compared to the same period in 2017.
Gross profit margin percentage in the first six months of 2018 increased to 18.9% compared to 18.7% in 2017, due primarily to the modest improvement in pricing and to the increase in the number of units settled, which allowed us to better leverage certain operating costs, offset partially by higher lot and certain material costs.
The number of New Orders increased 11% while the average sales price of New Orders decreased by 2% in the first six months of 2018 when compared to the first six months of 2017.  New Orders increased in each of our market segments due to continued favorable market conditions in the first six months of 2018 which led to higher community absorption rates year over year.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced markets and lower priced products.
SG&A expenses in the first six months of 2018 increased by 7% when compared to the first six months of 2017, primarily due to an increase in personnel costs and an increase in equity-based compensation due to the aforementioned second quarter equity grant. SG&A expenses as a percentage of revenue decreased to 6.5% from 7.2% year over year, due primarily to the 17% increase in revenues.
Backlog units and dollars were 10,162 units and $3,861,853, respectively, as of June 30, 2018 compared to 8,813 units and $3,444,964, respectively, as of June 30, 2017.  The 15% increase in backlog units was primarily attributable to the aforementioned 11% increase in New Orders, coupled with lower backlog turnover rate year over year. Backlog dollars were favorably impacted by the increase in backlog units.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 13.3% and 14.2% in the first six months of 2018 and 2017, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2018 or future years. Other than those units that are cancelled, we expect to settle substantially all of our June 30, 2018 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.
Reportable Segments
Homebuilding segment profit includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined by corporate management.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital.

We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2018 and December 31, 2017 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $2,800 and $2,000 at June 30, 2018 and December 31, 2017, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2018 and 2017.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Mid Atlantic	$973,677	$872,148	$1,816,173	$1,594,416
North East	147,618	127,541	270,332	233,771
Mid East	363,288	313,237	653,525	556,268
South East	265,880	199,788	500,526	375,846

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit margin:
Mid Atlantic	$178,415	$166,422	$335,440	$294,328
North East	28,338	25,187	54,517	45,234
Mid East	68,118	59,879	119,129	104,265
South East	52,421	41,364	96,639	73,381

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit margin percentage:
Mid Atlantic	18.3%	19.1%	18.5%	18.5%
North East	19.2%	19.7%	20.2%	19.3%
Mid East	18.8%	19.1%	18.2%	18.7%
South East	19.7%	20.7%	19.3%	19.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment profit:
Mid Atlantic	$112,221	$100,621	$203,268	$165,109
North East	16,777	14,112	32,481	23,218
Mid East	42,174	35,986	69,385	58,145
South East	29,203	22,911	52,440	37,481

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,414	$427.0	2,263	$433.1	4,917	$430.4	4,388	$444.1
North East	365	$406.0	361	$396.4	736	$407.9	720	$410.3
Mid East	1,142	$328.0	1,145	$326.7	2,438	$327.2	2,279	$327.9
South East	1,043	$301.5	909	$293.1	2,047	$298.4	1,715	$296.9
Total	4,964	$376.3	4,678	$377.0	10,138	$377.3	9,102	$384.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,239	$434.8	1,976	$441.3	4,165	$436.0	3,634	$438.7
North East	354	$417.0	329	$387.7	655	$412.7	597	$391.6
Mid East	1,092	$332.6	947	$330.7	1,971	$331.5	1,672	$332.6
South East	926	$287.1	665	$300.4	1,716	$291.7	1,270	$295.9
Total	4,611	$379.6	3,917	$386.1	8,507	$380.9	7,173	$384.8

	As of June 30,
	2018		2017
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,976	$427.1	4,295	$448.1
North East	763	$418.3	731	$424.3
Mid East	2,365	$334.7	2,106	$332.8
South East	2,058	$304.0	1,681	$303.0
Total	10,162	$380.0	8,813	$390.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New order cancellation rate:
Mid Atlantic	13.6%	14.3%	14.0%	15.5%
North East	9.7%	12.6%	10.6%	13.0%
Mid East	12.6%	11.1%	12.4%	11.8%
South East	13.1%	11.9%	13.6%	14.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average active communities:
Mid Atlantic	238	244	239	241
North East	37	45	37	44
Mid East	117	118	121	119
South East	88	84	86	84
Total	480	491	483	488
Homebuilding Inventory:

	June 30, 2018	December 31, 2017
Sold inventory:
Mid Atlantic	$732,664	$617,471
North East	109,606	96,412
Mid East	223,061	173,572
South East	179,530	151,219
Total (1)	$1,244,861	$1,038,674

	June 30, 2018	December 31, 2017
Unsold lots and housing units inventory:
Mid Atlantic	$78,643	$118,209
North East	6,624	6,666
Mid East	8,899	7,112
South East	17,481	13,511
Total (1)	$111,647	$145,498
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2018	December 31, 2017
Total lots controlled:
Mid Atlantic	39,600	38,450
North East	8,400	7,000
Mid East	22,950	22,250
South East	23,250	21,000
Total	94,200	88,700

	June 30, 2018	December 31, 2017
Contract land deposits, net:
Mid Atlantic	$194,780	$209,759
North East	28,887	29,851
Mid East	49,847	49,838
South East	90,336	82,977
Total	$363,850	$372,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$184	$(16)	$182	$970
North East	641	—	641	—
Mid East	21	2	26	5
South East	5	—	1,915	—
Total	$851	$(14)	$2,764	$975
Mid Atlantic
Three Months Ended June 30, 2018 and 2017
The Mid Atlantic segment had an approximate $11,600, or 12%, increase in segment profit in the second quarter of 2018 compared to the second quarter of 2017.  The increase in segment profit was driven by an increase of approximately $101,500, or 12%, in segment revenues quarter over quarter, attributable primarily to a 13% increase in the number of units settled quarter over quarter. The increase in the number of units settled was favorably impacted by a 20% higher backlog unit balance entering the second quarter of 2018 compared to the same period in 2017, offset partially by a lower backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.3% in the second quarter of 2018 from 19.1% in the second quarter of 2017, due primarily to higher lot and certain material costs.
Segment New Orders increased 7% while the average sales price of New Orders decreased 1% in the second quarter of 2018 compared to the second quarter of 2017. New Orders increased despite a 2% decrease in the average number of active communities quarter over quarter as more favorable market conditions in the second quarter of 2018 led to higher community absorption rates within the segment.  The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders in the current year quarter to lower priced markets and lower priced products.
Six Months Ended June 30, 2018 and 2017
The Mid Atlantic segment had an approximate $38,200, or 23%, increase in segment profit in the first six months of 2018 compared to the first six months of 2017.  The increase in segment profit was driven by an increase of approximately $221,800, or 14%, in segment revenues year over year. Segment revenues increased due primarily to a 15% increase in the number of units settled year over year, attributable primarily to a 19% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, offset partially by a lower backlog turnover rate year over year.  The Mid Atlantic segment’s gross profit margin percentage was 18.5% in both 2018 and 2017, as modest improvement in pricing was offset by higher lot and certain material costs.
Segment New Orders increased 12%, while the average sales price of New Orders decreased 3% in the first six months of 2018 compared to the same period in 2017. The increase in New Orders was due to continued favorable market conditions in 2018, which led to higher community absorption rates year over year. The decrease in the average sales price of New Orders was due primarily to a shift to lower priced products.
North East
Three Months Ended June 30, 2018 and 2017
The North East segment had an approximate $2,700, or 19%, increase in segment profit in the second quarter of 2018 compared to the second quarter of 2017 due to an increase in segment revenues of approximately $20,100, or 16%. The increase in segment revenues was due primarily to an 8% increase in both the number of units settled and the average price of units settled quarter over quarter. The increase in the number of units settled was favorably impacted by an 8% higher backlog unit balance entering the second quarter of 2018 compared to the same period in 2017. The increase in the average settlement price was attributable to a shift in settlements to higher priced markets in the segment. The North East segment’s gross profit margin percentage decreased to 19.2% in the second quarter of 2018 from 19.7% in the second quarter of 2017, due primarily to higher lot and certain material costs.

Segment New Orders and the average sales price of New Orders increased 1% and 2%, respectively, in the second quarter of 2018 compared to the second quarter of 2017. New Orders increased despite a 19% decrease in the average number of active communities quarter over quarter due to more favorable market conditions in the second quarter of 2018 compared to the same period in 2017, which led to higher community absorption rates quarter over quarter. The increase in the average sales price of New Orders quarter over quarter was attributable to a shift in New Orders to higher priced markets within the segment.
Six Months Ended June 30, 2018 and 2017
The North East segment had an approximate $9,300, or 40%, increase in segment profit in the first six months of 2018 compared to the first six months of 2017 due to an increase in segment revenues of approximately $36,600, or 16%, and improved gross profit margins, year over year. The increase in segment revenues was due to a 10% increase in the number of units settled and a 5% increase in the average settlement price year over year. The increases in the number of units settled and the average settlement price were primarily attributable to a 12% higher backlog unit balance and a 4% higher average sales price of units in backlog entering 2018 compared to the backlog entering 2017. The North East segment’s gross profit margin percentage increased to 20.2% in the first six months of 2018 from 19.3% in the first six months of 2017. Gross profit margin and segment profit were favorably impacted by improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs.
Segment New Orders increased 2%, while the average sales price of New Orders decreased 1%, in the first six months of 2018 compared to the same period in 2017. New Orders increased, despite a 16% decline in the average number of active communities year over year, due primarily to continued favorable market conditions in 2018, which led to higher community absorption rates year over year. The decrease in the average sales price of New Orders was attributable to a shift to lower priced communities within certain markets.
Mid East
Three Months Ended June 30, 2018 and 2017
The Mid East segment had an approximate $6,200, or 17%, increase in segment profit in the second quarter of 2018 compared to the second quarter of 2017. The increase in segment profit was driven by an increase in segment revenues of approximately $50,100, or 16% quarter over quarter. Segment revenues increased primarily due to a 15% increase in the number of units settled quarter over quarter, due to a 21% higher backlog unit balance entering the second quarter of 2018 compared to the same period in 2017, offset partially by a lower backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage decreased to 18.8% in the second quarter of 2018 from 19.1% in the second quarter of 2017, primarily due to higher lot and certain material costs.
Segment New Orders and the average sales price of New Orders were both relatively flat in the second quarter of 2018 compared to the second quarter of 2017.
Six Months Ended June 30, 2018 and 2017
The Mid East segment had an approximate $11,200, or 19%, increase in segment profit in the first six months of 2018 compared to the first six months of 2017.  The increase in segment profit was driven by an increase of approximately $97,300, or 17%, in revenues year over year.  The increase in revenues was attributable to an 18% increase in the number of units settled year over year, due to a 27% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, partially offset by a lower backlog turnover rate year over year. The segment’s gross profit margin percentage decreased to 18.2% in the first six months of 2018 from 18.7% in the same period of 2017, primarily due to an increase in lot and certain material costs year over year.
Segment New Orders increased 7%, while the average sales price of New Orders was relatively flat in the first six months of 2018 compared to the same period in 2017.  New Orders increased due to continued favorable market conditions in 2018, which led to higher community absorption rates within the segment.

South East
Three Months Ended June 30, 2018 and 2017
The South East segment had an approximate $6,300, or 27%, increase in segment profit in the second quarter of 2018 compared to the second quarter of 2017. The increase in segment profit was primarily driven by an increase of approximately $66,100, or 33%, in revenues quarter over quarter.  The increase in revenues was due to a 39% increase in the number of units settled, partially offset by a 4% decrease in the average price of units settled quarter over quarter. The increase in the number of units settled was primarily attributable to a 35% higher backlog unit balance entering the second quarter of 2018 compared to the same period in 2017, coupled with a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price quarter over quarter is primarily attributable to a shift in settlements to lower priced markets within the segment. The South East segment’s gross profit margin percentage decreased to 19.7% in the second quarter of 2018 from 20.7% in the second quarter of 2017, primarily due to higher lot costs, offset partially by modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 15% and 3%, respectively, in the second quarter of 2018 compared to the second quarter of 2017.  New Orders were favorably impacted by a 4% increase in the average number of active communities in the second quarter of 2018 compared to the same period in 2017 and more favorable market conditions in the second quarter of 2018, which led to higher community absorption rates. The average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced communities in certain markets within the segment.
Six Months Ended June 30, 2018 and 2017
The South East segment had an approximate $15,000, or 40%, increase in segment profit in the first six months of 2018 compared to the first six months of 2017.  The increase in segment profit was primarily driven by an increase of approximately $124,700, or 33%, in revenues year over year.  The increase in revenues was primarily attributable to a 35% increase in the number of units settled year over year. The increase in units settled was attributable to a 40% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, offset partially by a lower backlog turnover rate year over year. The South East segment’s gross profit margin percentage decreased to 19.3% in the first six months of 2018 from 19.5% in the first six months of 2017 primarily due to higher lot costs, offset partially by modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs year over year.
Segment New Orders increased 19%, while the average sales price of New Orders was relatively flat in the first six months of 2018 compared to the same period in 2017.  New Orders were favorably impacted by more favorable market conditions in 2018, which led to higher community absorption rates within the segment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding consolidated gross profit:
Mid Atlantic	$178,415	$166,422	$335,440	$294,328
North East	28,338	25,187	54,517	45,234
Mid East	68,118	59,879	119,129	104,265
South East	52,421	41,364	96,639	73,381
Consolidation adjustments and other	6,374	1,779	6,088	(1,007)
Homebuilding consolidated gross profit	$333,666	$294,631	$611,813	$516,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding consolidated income before taxes:
Mid Atlantic	$112,221	$100,621	$203,268	$165,109
North East	16,777	14,112	32,481	23,218
Mid East	42,174	35,986	69,385	58,145
South East	29,203	22,911	52,440	37,481
Reconciling items:
Contract land deposit impairment reserve (1)	592	(2,064)	2,720	(2,792)
Equity-based compensation expense (2)	(17,230)	(10,505)	(26,617)	(20,112)
Corporate capital allocation (3)	53,954	49,646	104,653	95,833
Unallocated corporate overhead	(22,503)	(23,360)	(53,787)	(50,594)
Consolidation adjustments and other	14,109	9,614	19,311	13,427
Corporate interest expense	(6,031)	(5,624)	(12,018)	(11,188)
Reconciling items sub-total	22,891	17,707	34,262	24,574
Homebuilding consolidated income before taxes	$223,266	$191,337	$391,836	$308,527

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense in the three and six month periods ended June 30, 2018 was primarily attributable to the issuance of Options and RSUs in the second quarter of 2018. See Note 7 in the accompanying condensed financial statements for additional discussion of equity-based compensation.

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Corporate capital allocation charge:
Mid Atlantic	$31,501	$31,005	$61,949	$60,130
North East	4,580	4,133	8,760	7,947
Mid East	9,057	7,535	17,030	14,277
South East	8,816	6,973	16,914	13,479
Total	$53,954	$49,646	$104,653	$95,833

Mortgage Banking Segment
Three and Six Months Ended June 30, 2018 and 2017
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan closing volume:
Total principal	$1,214,101	$1,041,613	$2,223,774	$1,884,954

Loan volume mix:
Adjustable rate mortgages	10%	9%	9%	8%
Fixed-rate mortgages	90%	91%	91%	92%

Operating profit:
Segment profit	$19,685	$18,004	$42,235	$33,957
Equity-based compensation expense	(1,365)	(373)	(1,487)	(1,355)
Mortgage banking income before tax	$18,320	$17,631	$40,748	$32,602

Capture rate:	87%	88%	87%	87%

Mortgage banking fees:
Net gain on sale of loans	$27,571	$24,243	$58,891	$47,474
Title services	9,077	7,342	16,926	13,499
Servicing fees	194	193	346	310
	$36,842	$31,778	$76,163	$61,283
Loan closing volume for the three and six months ended June 30, 2018 increased by approximately $172,500, or 17%, and $338,800, or 18%, from the same periods in 2017. The increase in loan closing volume during the three and six months ended June 30, 2018 was primarily attributable to the 18% and 19% increases in the homebuilding segment’s number of units settled during the three and six months ended June 30, 2018, respectively, when compared to the same period in 2017.
Segment profit for the three and six months ended June 30, 2018 increased by approximately $1,700, or 9%, and $8,300, or 24%, respectively, from the same periods in 2017. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $5,100 and $14,900 during the three and six months ended June 30, 2018, respectively, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $4,900 and $8,700 during the three and six months ended June 30, 2018, respectively, resulting from an increase in personnel costs.

Effective Tax Rate
Our effective tax rate during the three and six months ended June 30, 2018 was 15.9% and 14.6%, respectively, compared to 29.2% and 26.5% for the three and six months ended June 30, 2017, respectively. The reduction in our effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered our federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in us recognizing a tax benefit of approximately $6,200 in the first quarter of 2018 related to homes settled in 2017.

Our effective tax rate was also favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises during the three and six months ended June 30, 2018, totaling $26,456 and $46,022, respectively, compared to $16,464 and $36,364 for the three and six months ended June 30, 2017, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. The unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $8,500 outstanding at June 30, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at June 30, 2018.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  In July 2018, NVRM entered into the Tenth Amendment (the "Amendment") to its Repurchase Agreement. The Amendment removed the $50,000 incremental commitment that was available under the prior Repurchase Agreement. All other terms and conditions under the Repurchase Agreement remained materially consistent. The Repurchase Agreement expires on July 24, 2019. At June 30, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2018.
There have been no material changes in our lines of credit and notes payable during the six months ended June 30, 2018.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Cash Flows
For the six months ended June 30, 2018, cash, restricted cash, and cash equivalents decreased by $231,077.  Cash provided by operating activities was $169,450.  Cash was provided by earnings for the six months ended June 30, 2018 and was used primarily to fund the increase in homebuilding inventory of $187,416, due to an increase in the number of units under construction at June 30, 2018 compared to December 31, 2017.
Net cash used in investing activities for the six months ended June 30, 2018 of $3,083 included cash used for purchases of property, plant and equipment of $9,251, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $6,027.

Net cash used in financing activities was $397,444 for the six months ended June 30, 2018.  Cash was used to repurchase 158,380 shares of our common stock at an aggregate purchase price of $483,538 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $86,094.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2018.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2018. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended June 30, 2018. On December 12, 2017 and February 14, 2018, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018 (1)	2,000	$2,991.04	2,000	$298,467
May 1 - 31, 2018	15,226	$2,966.97	15,226	$253,292
June 1 - 30, 2018	24,886	$3,019.33	24,886	$178,153
Total	42,112	$2,999.05	42,112
(1) 1,488 outstanding shares were repurchased under the December 12, 2017 share repurchase authorization, which fully utilized the authorization. The remaining 512 outstanding shares were repurchased under the February 14, 2018 share repurchase authorization.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Tenth Amendment to Amended and Restated Master Repurchase Agreement Dated July 25, 2018 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
10.2*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.3*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/9/2018
10.4*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/9/2018
10.5*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/9/2018
10.6*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/9/2018
10.7*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/9/2018
10.8*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/9/2018
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: July 30, 2018	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer