Form 10-Q
period 2018-09-30
NVR INC
filed 2018-10-31
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2018 there were 3,614,947 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Homebuilding:
Cash and cash equivalents	$598,789	$645,087
Restricted cash	19,194	19,438
Receivables	26,363	20,026
Inventory:
Lots and housing units, covered under sales agreements with customers	1,263,588	1,046,094
Unsold lots and housing units	102,794	148,620
Land under development	36,064	34,212
Building materials and other	18,624	17,273
	1,421,070	1,246,199

Contract land deposits, net	374,350	370,429
Property, plant and equipment, net	42,399	43,191
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	192,869	198,930
	2,716,614	2,584,880
Mortgage Banking:
Cash and cash equivalents	11,081	21,707
Restricted cash	3,151	2,256
Mortgage loans held for sale, net	322,944	352,489
Property and equipment, net	6,763	6,327
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	21,923	14,273
	373,209	404,399
Total assets	$3,089,823	$2,989,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$283,762	$261,973
Accrued expenses and other liabilities	322,560	341,891
Customer deposits	167,676	150,033
Senior notes	597,527	597,066
	1,371,525	1,350,963
Mortgage Banking:
Accounts payable and other liabilities	35,982	32,824
	35,982	32,824
Total liabilities	1,407,507	1,383,787

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2018 and December 31, 2017	206	206
Additional paid-in capital	1,762,323	1,644,197
Deferred compensation trust – 107,336 and 108,640 shares of NVR, Inc. common stock as of September 30, 2018 and December 31, 2017, respectively	(16,928)	(17,383)
Deferred compensation liability	16,928	17,383
Retained earnings	6,799,175	6,231,940
Less treasury stock at cost – 16,960,261 and 16,864,324 shares as of September 30, 2018 and December 31, 2017, respectively	(6,879,388)	(6,270,851)
Total shareholders' equity	1,682,316	1,605,492
Total liabilities and shareholders' equity	$3,089,823	$2,989,279
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding:
Revenues	$1,809,345	$1,633,726	$5,049,901	$4,394,027
Other income	2,840	1,715	6,981	4,264
Cost of sales	(1,472,649)	(1,307,971)	(4,101,392)	(3,552,071)
Selling, general and administrative	(109,372)	(95,606)	(321,436)	(294,610)
Operating income	230,164	231,864	634,054	551,610
Interest expense	(5,968)	(5,821)	(18,022)	(17,040)
Homebuilding income	224,196	226,043	616,032	534,570

Mortgage Banking:
Mortgage banking fees	43,062	34,194	119,225	95,477
Interest income	3,362	1,953	8,370	5,168
Other income	659	583	1,824	1,398
General and administrative	(21,340)	(18,010)	(62,371)	(50,190)
Interest expense	(229)	(299)	(786)	(830)
Mortgage banking income	25,514	18,421	66,262	51,023

Income before taxes	249,710	244,464	682,294	585,593
Income tax expense	(53,894)	(82,362)	(117,255)	(172,691)

Net income	$195,816	$162,102	$565,039	$412,902

Basic earnings per share	$54.21	$43.26	$155.22	$110.60

Diluted earnings per share	$48.28	$38.02	$136.53	$98.33

Basic weighted average shares outstanding	3,612	3,747	3,640	3,733

Diluted weighted average shares outstanding	4,056	4,263	4,139	4,199
See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$565,039	$412,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,053	17,087
Equity-based compensation expense	51,690	32,678
Contract land deposit and other impairments, net	9,311	3,396
Gain on sale of loans, net	(92,609)	(73,372)
Mortgage loans closed	(3,472,345)	(2,860,903)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,588,082	3,033,239
Distribution of earnings from unconsolidated joint ventures	3,863	3,536
Net change in assets and liabilities:
Increase in inventory	(174,871)	(284,459)
(Increase) decrease in contract land deposits	(6,587)	11,306
(Increase) decrease in receivables	(7,028)	36
Increase in accounts payable and accrued expenses	1,201	15,109
Increase in customer deposits	17,643	40,049
Other, net	(6,627)	(14,958)
Net cash provided by operating activities	491,815	335,646

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(284)	(455)
Distribution of capital from unconsolidated joint ventures	7,873	7,665
Purchase of property, plant and equipment	(14,818)	(15,670)
Proceeds from the sale of property, plant and equipment	742	664
Net cash used in investing activities	(6,487)	(7,796)

Cash flows from financing activities:
Purchase of treasury stock	(657,369)	(230,199)
Distributions to partner in consolidated variable interest entity	(234)	—
Proceeds from the exercise of stock options	115,268	130,245
Net cash used in financing activities	(542,335)	(99,954)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(57,007)	227,896
Cash, restricted cash, and cash equivalents, beginning of the period	689,557	416,037

Cash, restricted cash, and cash equivalents, end of the period	$632,550	$643,933

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$24,066	$23,112
Income taxes paid during the period, net of refunds	$125,762	$169,949
See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1.    Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR” or the “Company”) and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
For the three and nine months ended September 30, 2018 and 2017, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.
Revenue Recognition
Consistent with the Company’s previous revenue recognition practice, homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Mortgage banking revenue recognition will continue to be governed by Accounting Standards Codification ("ASC") Topic 815 - Derivatives and Hedging and ASC Topic 825 - Financial Instruments, and is not subject to Topic 606. See Note 10 for disclosure of revenue by reporting segment.
The Company’s contract liabilities, consisting of deposits received from customers (“Handmoney”) on homes not settled, were $167,676 and $172,033 as of September 30, 2018 and June 30, 2018, respectively. During the third quarter of 2018, the Company recognized in revenue approximately $91,000 of the Handmoney held as of June 30, 2018. For the nine month period ended September 30, 2018, the Company recognized substantially all of the $150,033 in Handmoney held as of December 31, 2017.
The Company’s prepaid sales compensation totaled approximately $21,500 and $19,500, as of September 30, 2018 and December 31, 2017, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Deferred Revenue
Topic 606 no longer requires sellers of real estate to consider the initial and continuing involvement criteria in ASC 360-20, but instead only conclude on the collectibility of the transaction price. On January 1, 2018, the Company recorded a cumulative-effect adjustment, net of tax, of $2,196 to recognize deferred profit on home settlements for which the Company had previously determined that there was significant continuing involvement and believed to be fully collectible.
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
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows include cash related to a consolidated joint venture, which is included in homebuilding "Other assets" on the Company's condensed consolidated balance sheets. The cash related to this consolidated joint venture as of September 30, 2018 and December 31, 2017 was $335 and $1,069, respectively, and as of September 30, 2017 and December 31, 2016 was $1,177 and $1,214, respectively.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

As of September 30, 2018, NVR controlled approximately 92,350 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $398,800 and $3,800, respectively.  As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 7,800 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $3,500 and $100, respectively, as of September 30, 2018, of which approximately $1,300 is refundable if certain contractual conditions are not met.  NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
NVR’s total risk of loss related to contract land deposits as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Contract land deposits	$402,318	$400,428
Loss reserve on contract land deposits	(27,968)	(29,999)
Contract land deposits, net	374,350	370,429
Contingent obligations in the form of letters of credit	3,870	1,996
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$379,725	$373,930

(1)	As of both September 30, 2018 and December 31, 2017, the Company was committed to purchase 10 finished lots under specific performance obligations.
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
During the third quarter of 2018, the Company recognized a $7,400 impairment charge (including approximately $760 of capitalized interest) related to one of these JVs. The charge was recorded to homebuilding "Cost of sales" on the accompanying condensed consolidated statements of income. None of the other JVs had any indicators of impairment as of September 30, 2018.
At September 30, 2018, the Company had an aggregate investment totaling approximately $31,750 in six JVs that are expected to produce approximately 6,900 finished lots, of which approximately 3,550 lots were controlled by the Company and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had additional funding commitments totaling approximately $5,000 in the aggregate to three of the JVs at September 30, 2018. The Company has determined that it is not the primary beneficiary of five of the JVs because either NVR and the other JV partner share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $31,750 and $49,000 at September 30, 2018 and December 31, 2017, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The condensed balance sheets as of September 30, 2018 and December 31, 2017 of the consolidated JV were as follows:

	September 30, 2018	December 31, 2017
Assets:
Cash	$335	$1,069
Other assets	—	37
Total assets	$335	$1,106

Liabilities and equity:
Accrued expenses	$290	$487
Equity	45	619
Total liabilities and equity	$335	$1,106
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
As of September 30, 2018, NVR directly owned a total of three separate raw land parcels with a carrying value of $36,064 that are expected to produce approximately 500 finished lots. The Company also has additional funding commitments of approximately $7,900 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,700.
None of the raw parcels had any indicators of impairment as of September 30, 2018.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in the Company's capitalized interest during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest capitalized, beginning of period	$5,388	$5,952	$5,583	$5,106
Interest incurred	6,517	6,615	19,737	19,754
Interest charged to interest expense	(6,197)	(6,120)	(18,808)	(17,870)
Interest charged to cost of sales	(1,136)	(778)	(1,940)	(1,321)
Interest capitalized, end of period	$4,572	$5,669	$4,572	$5,669
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding used to calculate basic EPS	3,612	3,747	3,640	3,733
Dilutive securities:
Stock options and restricted share units	444	516	499	466
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,056	4,263	4,139	4,199
The following non-qualified stock options ("Options") and restricted share units (RSUs") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive securities	371	8	353	17
7.    Equity-Based Compensation
The Company’s shareholders approved the NVR, Inc. 2018 Equity Incentive Plan (the "2018 Plan") at the Company’s Annual Meeting of Shareholders held on May 2, 2018. The 2018 Plan authorizes the Company to issue up to an aggregate of 275 shares of the Company’s common stock in the form of Options and RSUs to key management employees, including executive officers and members of our Board of Directors ("Directors"). Of the 275 aggregate shares available to issue, all may be granted in the form of Options and up to 40 may be granted in the form of RSUs.

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
In addition to the above equity grant, the Company also issued a total of 9 Options under the 2010 Plan and 2014 Plan during the nine months ended September 30, 2018. The Options granted will predominantly vest annually over four years in 25% increments beginning on December 31, 2020. Vesting for 50% of the Options granted is contingent upon both continued employment and the Company's return on capital performance during 2018 through 2020, while vesting for the other 50% of the Options granted is contingent solely upon continued employment.
All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant, and expire ten years from the date of grant.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table provides additional information relative to NVR's equity-based compensation plans for the nine months ended September 30, 2018:

Options	Shares	Weighted Average Per Share Exercise Price
Outstanding at December 31, 2017	916	$1,119.92
Granted	341	3,022.95
Exercised	(121)	952.18
Forfeited	(30)	1,283.48
Outstanding at September 30, 2018	1,106	$1,719.97
Exercisable at September 30, 2018	341	$959.64

RSUs
Outstanding at December 31, 2017	10
Granted	16
Vested	(5)
Forfeited	—
Outstanding at September 30, 2018	21
Vested, but not issued at September 30, 2018	—
To estimate the grant date fair value of its Options, the Company uses the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an option on its date of grant based on the following factors: the option’s exercise price, the price of the underlying stock on the date of grant, the estimated dividend yield, a risk-free interest rate, the estimated option term, and the expected volatility. For the risk-free interest rate, the Company uses U.S. Treasury STRIPS which mature at approximately the same time as the option’s expected holding term. For expected volatility, NVR has concluded that its historical volatility over the option’s expected holding term provides the most reasonable basis for this estimate.
The fair value of the Options granted during 2018 was estimated on the grant date using the Pricing Model, based on the following assumptions:

2018
Estimated option life (years)	5.06
Risk-free interest rate (range)	2.19% - 2.99%
Expected volatility (range)	16.57% - 20.00%
Expected dividend rate	—%
Weighted average grant date fair value per share of Options granted	$689.09

The weighted-average grant date fair value per share of $3,019.04 for the RSUs granted during 2018 was the closing price of the Company's common stock on the day immediately preceding the grant date.
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
The Company recognizes forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. Total equity-based compensation expense recognized during the three and nine months ended September 30, 2018 was $23,586 and $51,690, respectively. During the three and nine months ended September 30, 2017, total equity-based compensation expense recognized was $11,211 and $32,678, respectively.
As of September 30, 2018, the total unrecognized compensation cost for all outstanding Options and RSUs was approximately $322,900. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period, with the latest vesting date being December 31, 2023. Unrecognized compensation costs may change depending on the satisfaction of the performance-based metric, discussed above. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.7 years.
8.    Shareholders’ Equity
A summary of changes in shareholders’ equity is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	565,039	—	—	—	565,039
Deferred compensation activity, net	—	—	—	—	455	(455)	—
Purchase of common stock for treasury	—	—	—	(657,369)	—	—	(657,369)
Equity-based compensation	—	51,690	—	—	—	—	51,690
Proceeds from Options exercised	—	115,268	—	—	—	—	115,268
Treasury stock issued upon option exercise and restricted share vesting	—	(48,832)	—	48,832	—	—	—
Balance, September 30, 2018	$206	$1,762,323	$6,799,175	$(6,879,388)	$(16,928)	$16,928	$1,682,316
The Company repurchased approximately 222 shares of its common stock during the nine months ended September 30, 2018. The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 126 shares were issued from the treasury account during the nine months ended September 30, 2018 in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in the Company’s Warranty Reserve during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty reserve, beginning of period	$99,702	$95,394	$94,513	$93,895
Provision	15,900	12,940	43,644	35,107
Payments	(15,771)	(11,677)	(38,326)	(32,345)
Warranty reserve, end of period	$99,831	$96,657	$99,831	$96,657
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
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Homebuilding Mid Atlantic	$991,077	$927,551	$2,807,251	$2,521,967
Homebuilding North East	152,858	141,033	423,190	374,804
Homebuilding Mid East	391,933	338,900	1,045,458	895,168
Homebuilding South East	273,477	226,242	774,002	602,088
Mortgage Banking	43,062	34,194	119,225	95,477
Total consolidated revenues	$1,852,407	$1,667,920	$5,169,126	$4,489,504

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before taxes:
Homebuilding Mid Atlantic	$115,180	$109,417	$318,447	$274,527
Homebuilding North East	18,560	18,762	51,041	41,980
Homebuilding Mid East	51,744	44,990	121,129	103,135
Homebuilding South East	31,426	26,849	83,867	64,330
Mortgage Banking	27,183	19,336	69,418	53,293
Total segment profit before taxes	244,093	219,354	643,902	537,265
Reconciling items:
Contract land deposit reserve adjustment (1)	(689)	1,910	2,031	(882)
Equity-based compensation expense (2)	(23,586)	(11,211)	(51,690)	(32,678)
Corporate capital allocation (3)	55,438	51,904	160,091	147,737
Unallocated corporate overhead	(20,424)	(18,768)	(74,211)	(69,362)
Consolidation adjustments and other	831	7,087	20,142	20,513
Corporate interest expense	(5,953)	(5,812)	(17,971)	(17,000)
Reconciling items sub-total	5,617	25,110	38,392	48,328
Consolidated income before taxes	$249,710	$244,464	$682,294	$585,593

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense in the three and nine month periods ended September 30, 2018 was primarily attributable to the issuance of Options and RSUs in the second quarter of 2018. See Note 7 for additional discussion of equity-based compensation.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,733	$32,025	$93,682	$92,154
Homebuilding North East	4,565	4,244	13,325	12,191
Homebuilding Mid East	9,541	7,747	26,571	22,024
Homebuilding South East	9,599	7,888	26,513	21,368
Total	$55,438	$51,904	$160,091	$147,737

	September 30, 2018	December 31, 2017
Assets:
Homebuilding Mid Atlantic	$1,098,095	$1,079,225
Homebuilding North East	160,541	143,008
Homebuilding Mid East	324,253	263,019
Homebuilding South East	340,686	277,705
Mortgage Banking	365,862	397,052
Total segment assets	2,289,437	2,160,009
Reconciling items:
Cash and cash equivalents	598,789	645,087
Deferred taxes	115,824	111,953
Intangible assets and goodwill	50,028	50,144
Contract land deposit reserve	(27,968)	(29,999)
Consolidation adjustments and other	63,713	52,085
Reconciling items sub-total	800,386	829,270
Consolidated assets	$3,089,823	$2,989,279
11.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of NVR’s Senior Notes as of September 30, 2018 and December 31, 2017 were $624,000 and $630,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at September 30, 2018 and December 31, 2017 were $597,527 and $597,066, respectively.  Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consist primarily of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVR’s wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to NVR’s homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2018, there were contractual commitments to extend credit to borrowers aggregating $864,355 and open forward delivery contracts aggregating $1,120,810, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $322,944 included on the accompanying condensed consolidated balance sheet has been increased by $3,127 from the aggregate principal balance of $319,817. As of December 31, 2017, the fair value of loans held for sale of $352,489 were increased by $1,931 from the aggregate principal balance of $350,558.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2018	December 31, 2017
Rate lock commitments:
Gross assets	$12,195	$5,400
Gross liabilities	3,165	1,832
Net rate lock commitments	$9,030	$3,568
Forward sales contracts:
Gross assets	$1,949	$992
Gross liabilities	669	667
Net forward sales contracts	$1,280	$325
As of both September 30, 2018 and December 31, 2017, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of September 30, 2018 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$864,355	$1,486	$(2,376)	$9,920	$—	$9,030
Forward sales contracts	$1,120,810	—	—	—	1,280	1,280
Mortgages held for sale	$319,817	667	(1,934)	4,394	—	3,127
Total fair value measurement		$2,153	$(4,310)	$14,314	$1,280	$13,437
The total fair value measurement adjustment as of December 31, 2017 was $5,824. For the three months ended September 30, 2018, NVRM recorded a fair value adjustment to expense of $1,986. For the nine months ended September 30, 2018, NVRM recorded a fair value adjustment to income of $7,613. For the three and nine months ended September 30, 2017, NVRM recorded a fair value adjustment to income of $1,572 and $2,931, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
12.    Debt
Senior Notes
As of September 30, 2018, the Company had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
NVR has an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $9,600 was outstanding at September 30, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at September 30, 2018.
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
On July 25, 2018, NVRM entered into the Tenth Amendment (the "Amendment") to its Repurchase Agreement. The Amendment removed the $50,000 incremental commitment that was available under the prior Repurchase Agreement. All other terms and conditions under the Repurchase Agreement remained materially consistent. The Repurchase Agreement expires on July 24, 2019. At September 30, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at September 30, 2018.
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
14.    Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 21.6% and 17.2%, respectively. For the three and nine months ended September 30, 2017, the Company's effective tax rate was 33.7% and 29.5%, respectively. The reduction in the effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered the Company's federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in the Company recognizing a tax benefit of approximately $6,200 in the first quarter of 2018 related to homes settled in 2017.

Additionally, the effective tax rate for the three and nine months ended September 30, 2018 and 2017 was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises. This income tax benefit was $12,585 and $58,607 for the three and nine months ended September 30, 2018, respectively, and was $8,357 and $44,720 for the three and nine months ended September 30, 2017, respectively.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Additionally, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies with relief from the costs of implementing certain aspects of the new lease standard. The ASU amends Topic 842 so that entities may elect not to restate their comparative periods during transition. Previously, the new lease standard required that an entity apply the new rules beginning with the earliest comparative period of financial statements presented (the "modified retrospective" approach). The Company will elect to use the transition relief provided under Topic 842 when the standard becomes effective for the Company on January 1, 2019.
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
Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Overview
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
As of September 30, 2018, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 92,350 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $398,800 and $3,800, respectively. Included in the number of controlled lots are approximately 4,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $28,000 as of September 30, 2018.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $31,750 in six JVs, expected to produce approximately 6,900 lots. Of the lots to be produced by the JVs, approximately 3,550 lots were controlled by us and approximately 3,350 were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $36,100 that we intend to develop into approximately 500 finished lots. We had additional funding commitments of approximately $7,900 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,700.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 7,800 lots.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $3,500 and $100, respectively, as of September 30, 2018, of which approximately $1,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
During the most recent quarter, general market conditions continued to be favorably impacted by low unemployment and improved consumer confidence. However, demand for new homes experienced some deceleration from the strong demand experienced in prior quarters due to affordability issues attributable in part to rising interest rates. We expect to continue to experience pricing and sales pressure in future quarters due to affordability issues, higher interest rates and a competitive market environment, which includes rising new home and resale inventory levels.

Our consolidated revenues for the third quarter of 2018 totaled $1,852,407, an 11% increase from the third quarter of 2017.  Net income for the third quarter ended September 30, 2018 was $195,816, or $48.28 per diluted share, increases of 21% and 27% when compared to net income and diluted earnings per share in the third quarter of 2017, respectively.  Our homebuilding gross profit margin percentage decreased to 18.6% in the third quarter of 2018 from 19.9% in the third quarter of 2017. New orders, net of cancellations (“New Orders”) increased 2% in the third quarter of 2018 compared to the third quarter of 2017. The average sales price for New Orders in the third quarter of 2018 decreased 2% to $374.0 compared to the third quarter of 2017.
Net income and diluted earnings per share were favorably impacted by the reduction in our effective tax rate in the third quarter of 2018 to 21.6% from 33.7% in the third quarter of 2017.  See additional discussion of income taxes in the “Effective Tax Rate” section below.
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
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial Data:
Revenues	$1,809,345	$1,633,726	$5,049,901	$4,394,027
Cost of sales	$1,472,649	$1,307,971	$4,101,392	$3,552,071
Gross profit margin percentage	18.6%	19.9%	18.8%	19.2%
Selling, general and administrative expenses	$109,372	$95,606	$321,436	$294,610
Operating Data:
New orders (units)	4,302	4,200	14,440	13,302
Average new order price	$374.0	$382.8	$376.3	$384.0
Settlements (units)	4,754	4,158	13,261	11,331
Average settlement price	$380.5	$392.9	$380.8	$387.7
Backlog (units)			9,710	8,855
Average backlog price			$377.1	$386.1
New order cancellation rate	15.5%	13.3%	14.0%	13.9%
Consolidated Homebuilding - Three Months Ended September 30, 2018 and 2017
Homebuilding revenues increased 11% for the third quarter of 2018 from the same period in 2017, as a result of a 14% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price. The increase in the number of units settled was primarily attributable to a 15% higher backlog unit balance entering the third quarter of 2018 compared to the same period in 2017. The decrease in the average settlement price was attributable to a 3% lower average price of units in backlog entering the third quarter of 2018 compared to the same period in 2017.
Gross profit margin percentage in the third quarter of 2018 was 18.6%, down 133 basis points compared to the third quarter of 2017. Gross profit margin in the third quarter of 2018 was negatively impacted by a $7,400 impairment charge we recognized on one of our JVs. Gross profit margin was also negatively impacted by higher costs for certain construction materials.

The number of New Orders increased 2% while the average sales price of New Orders decreased 2% in the third quarter of 2018 compared to the third quarter of 2017.  New Orders increased primarily due to more favorable market conditions entering the third quarter of 2018 compared to the same period in 2017, which led to higher community absorption rates quarter over quarter. The decrease in the average sales price of New Orders was attributable to a relative shift in New Orders to lower priced markets.
Selling, general and administrative (“SG&A”) expenses in the third quarter of 2018 increased by 14% when compared to the same period in 2017, and as a percentage of revenue increased to 6.0% in the third quarter of 2018 from 5.9% in the third quarter of 2017.  SG&A expense increased primarily due to an $11,200 increase in equity-based compensation due to the equity grants in the second quarter of 2018 as further discussed in Note 7 in the accompanying condensed consolidated financial statements.
Consolidated Homebuilding - Nine Months Ended September 30, 2018 and 2017
Homebuilding revenues increased 15% for the nine months ended September 30, 2018 from the same period in 2017, due primarily to a 17% increase in the number of units settled, offset partially by a 2% decrease in the average settlement price year over year.  The increase in the number of units settled was primarily attributable to a 24% higher backlog unit balance entering 2018 compared to the same period in 2017, offset partially by a lower backlog turnover rate year over year. The decrease in the average settlement price was attributable to a 2% lower average price of units in backlog entering 2018 compared to the same period in 2017.
Gross profit margin percentage in the first nine months of 2018 decreased to 18.8% from 19.2% in 2017, due primarily to higher lot and certain material costs and the aforementioned $7,400 JV impairment charge.
The number of New Orders increased 9% while the average sales price of New Orders decreased by 2% in the first nine months of 2018 when compared to the first nine months of 2017.  New Orders increased primarily due to favorable market conditions in the first nine months of 2018 which led to higher community absorption rates year over year.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced markets and lower priced products.
SG&A expenses in the first nine months of 2018 increased by 9% when compared to the first nine months of 2017, primarily due to an approximate $17,400 increase in equity-based compensation due to the aforementioned second quarter equity grants and an increase in personnel costs. SG&A expenses as a percentage of revenue decreased to 6.4% from 6.7% year over year, due primarily to the 15% increase in revenues.
Backlog units and dollars were 9,710 units and $3,662,037, respectively, as of September 30, 2018 compared to 8,855 units and $3,418,710, respectively, as of September 30, 2017.  The 10% increase in backlog units was primarily attributable to the 24% higher backlog unit balance entering 2018 compared to the same period in 2017. Backlog dollars were favorably impacted by the higher backlog unit balance.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 14.0% and 13.9% in the first nine months of 2018 and 2017, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2018 or future years. Other than those units that are cancelled, we expect to settle substantially all of our September 30, 2018 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at September 30, 2018 and December 31, 2017 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $3,900 and $2,000 at September 30, 2018 and December 31, 2017, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2018 and 2017.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Mid Atlantic	$991,077	$927,551	$2,807,251	$2,521,967
North East	152,858	141,033	423,190	374,804
Mid East	391,933	338,900	1,045,458	895,168
South East	273,477	226,242	774,002	602,088

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit margin:
Mid Atlantic	$181,993	$176,482	$517,433	$470,809
North East	30,184	29,854	84,701	75,088
Mid East	78,546	68,876	197,675	173,141
South East	55,557	46,842	152,197	120,224

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit margin percentage:
Mid Atlantic	18.4%	19.0%	18.4%	18.7%
North East	19.7%	21.2%	20.0%	20.0%
Mid East	20.0%	20.3%	18.9%	19.3%
South East	20.3%	20.7%	19.7%	20.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profit:
Mid Atlantic	$115,180	$109,417	$318,447	$274,527
North East	18,560	18,762	51,041	41,980
Mid East	51,744	44,990	121,129	103,135
South East	31,426	26,849	83,867	64,330
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,124	$426.9	2,113	$435.7	7,041	$429.4	6,501	$441.4
North East	315	$386.5	346	$402.5	1,051	$401.5	1,066	$407.8
Mid East	962	$328.9	939	$336.1	3,400	$327.7	3,218	$330.3
South East	901	$293.3	802	$289.6	2,948	$296.8	2,517	$294.6
Total	4,302	$374.0	4,200	$382.8	14,440	$376.3	13,302	$384.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,297	$431.4	2,048	$452.8	6,462	$434.4	5,682	$443.8
North East	367	$416.5	333	$423.5	1,022	$414.1	930	$403.0
Mid East	1,164	$336.6	1,021	$331.9	3,135	$333.4	2,693	$332.3
South East	926	$295.3	756	$299.3	2,642	$293.0	2,026	$297.2
Total	4,754	$380.5	4,158	$392.9	13,261	$380.8	11,331	$387.7

	As of September 30,
	2018		2017
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,803	$425.0	4,360	$439.8
North East	711	$405.2	744	$414.6
Mid East	2,163	$331.2	2,024	$334.8
South East	2,033	$303.2	1,727	$298.4
Total	9,710	$377.1	8,855	$386.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New order cancellation rate:
Mid Atlantic	15.8%	14.0%	14.6%	15.0%
North East	13.5%	12.0%	11.5%	12.7%
Mid East	13.8%	11.2%	12.8%	11.6%
South East	17.3%	14.5%	14.8%	14.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average active communities:
Mid Atlantic	236	232	238	238
North East	36	42	37	43
Mid East	118	122	119	120
South East	89	83	87	84
Total	479	479	481	485
Homebuilding Inventory:

	September 30, 2018	December 31, 2017
Sold inventory:
Mid Atlantic	$722,414	$617,471
North East	104,997	96,412
Mid East	224,505	173,572
South East	196,467	151,219
Total (1)	$1,248,383	$1,038,674

	September 30, 2018	December 31, 2017
Unsold lots and housing units inventory:
Mid Atlantic	$64,275	$118,209
North East	7,380	6,666
Mid East	11,179	7,112
South East	18,266	13,511
Total (1)	$101,100	$145,498
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2018	December 31, 2017
Total lots controlled:
Mid Atlantic	39,450	38,450
North East	9,000	7,000
Mid East	22,700	22,250
South East	25,250	21,000
Total	96,400	88,700

	September 30, 2018	December 31, 2017
Contract land deposits, net:
Mid Atlantic	$186,975	$209,759
North East	38,396	29,851
Mid East	51,898	49,838
South East	100,951	82,977
Total	$378,220	$372,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$1,750	$1,919	$1,932	$2,889
North East	—	16	641	16
Mid East	187	4	213	9
South East	(4)	—	1,911	—
Total	$1,933	$1,939	$4,697	$2,914
Mid Atlantic
Three Months Ended September 30, 2018 and 2017
The Mid Atlantic segment had an approximate $5,800, or 5%, increase in segment profit in the third quarter of 2018 compared to the third quarter of 2017.  The increase in segment profit was driven by an increase of approximately $63,500, or 7%, in segment revenues quarter over quarter, attributable primarily to a 12% increase in the number of units settled, offset partially by a 5% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a 16% higher backlog unit balance entering the third quarter of 2018 compared to the same period in 2017, offset partially by a lower backlog turnover rate quarter over quarter. The decrease in the average settlement price was attributable to a 5% lower average price of units in backlog entering the third quarter of 2018 compared to the same period in 2017. The Mid Atlantic segment’s gross profit margin percentage decreased to 18.4% in the third quarter of 2018 from 19.0% in the third quarter of 2017. The segment gross profit margin was negatively impacted primarily by the aforementioned $7,400 JV impairment charge.
Segment New Orders were relatively flat while the average sales price of New Orders decreased 2% in the third quarter of 2018 compared to the third quarter of 2017. The decrease in the average sales price of New Orders was primarily attributable to a shift in New Orders in the current year quarter to lower priced markets and lower priced products.
Nine Months Ended September 30, 2018 and 2017
The Mid Atlantic segment had an approximate $43,900, or 16%, increase in segment profit in the first nine months of 2018 compared to the first nine months of 2017.  The increase in segment profit was driven by an increase of approximately $285,300, or 11%, in segment revenues year over year. Segment revenues increased due primarily to a 14% increase in the number of units settled year over year, attributable primarily to a 19% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, offset partially by a lower backlog turnover rate year over year.  The Mid Atlantic segment’s gross profit margin percentage decreased to 18.4% in 2018 from 18.7% in 2017, primarily due to the JV impairment charge noted above.
Segment New Orders increased 8%, while the average sales price of New Orders decreased 3% in the first nine months of 2018 compared to the same period in 2017. The increase in New Orders was due primarily to higher sales in the first two quarters of 2018 compared to the same period in 2017, which were attributable to more favorable market conditions that led to higher community absorption rates year over year. The decrease in the average sales price of New Orders was due to a shift to lower priced markets and lower priced products.

North East
Three Months Ended September 30, 2018 and 2017
The North East segment profit was essentially flat in the third quarter of 2018 compared to the third quarter of 2017 despite an increase in segment revenues of approximately $11,800, or 8%. The increase in segment revenues was due primarily to a 10% increase in the number of units settled, offset partially by a 2% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a 4% higher backlog unit balance entering the third quarter of 2018 compared to the same period in 2017, coupled with a higher backlog turnover rate. The North East segment’s gross profit margin percentage decreased to 19.7% in the third quarter of 2018 from 21.2% in the third quarter of 2017, due primarily to higher lot, construction and certain material costs.
Segment New Orders and the average sales price of New Orders decreased 9% and 4%, respectively, in the third quarter of 2018 compared to the third quarter of 2017. New Orders decreased primarily due to a 13% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted primarily by a shift in New Orders to lower priced communities within certain markets.
Nine Months Ended September 30, 2018 and 2017
The North East segment had an approximate $9,100, or 22%, increase in segment profit in the first nine months of 2018 compared to the first nine months of 2017 due to an increase in segment revenues of approximately $48,400, or 13%. The increase in segment revenues was due to a 10% increase in the number of units settled and a 3% increase in the average settlement price year over year. The increases in the number of units settled and the average settlement price were primarily attributable to a 12% higher backlog unit balance and a 4% higher average sales price of units in backlog entering 2018 compared to the backlog entering 2017. The North East segment’s gross profit margin percentage was 20.0% in both the first nine months of 2018 and 2017.
Segment New Orders and the average sales price of New Orders decreased 1% and 2%, respectively, in the first nine months of 2018 compared to the same period in 2017. New Orders were negatively impacted by a 15% decrease in the average number of active communities year over year. The decrease in the average sales price of New Orders was attributable to a shift to lower priced communities within certain markets.
Mid East
Three Months Ended September 30, 2018 and 2017
The Mid East segment had an approximate $6,800, or 15%, increase in segment profit in the third quarter of 2018 compared to the third quarter of 2017. The increase in segment profit was driven by an increase in segment revenues of approximately $53,000, or 16% quarter over quarter. Segment revenues increased primarily due to a 14% increase in the number of units settled quarter over quarter, due primarily to a 12% higher backlog unit balance entering the third quarter of 2018 compared to the same period in 2017, coupled with a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage decreased to 20.0% in the third quarter of 2018 from 20.3% in the third quarter of 2017, primarily due to higher lot and certain material costs.
Segment New Orders increased 2%, while the average sales price of New Orders decreased 2% in the third quarter of 2018 compared to the second quarter of 2017.  New Orders increased due to more favorable market conditions in 2018, which led to higher community absorption rates within the segment. The decrease in the average sales price of New Orders was attributable to a shift to lower priced markets and to lower priced communities in certain markets.
Nine Months Ended September 30, 2018 and 2017
The Mid East segment had an approximate $18,000, or 17%, increase in segment profit in the first nine months of 2018 compared to the first nine months of 2017.  The increase in segment profit was driven by an increase of approximately $150,300, or 17%, in revenues year over year.  The increase in revenues was attributable to a 16% increase in the number of units settled year over year, due to a 27% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, offset partially by a lower backlog turnover rate year over year. The segment’s gross profit margin percentage decreased to 18.9% in the first nine months of 2018 from 19.3% in the same period of 2017, primarily due to an increase in lot and certain material costs year over year.
Segment New Orders increased 6%, while the average sales price of New Orders decreased 1% in the first nine months of 2018 compared to the same period in 2017.  New Orders increased due to more favorable market conditions in 2018, which led to higher community absorption rates within the segment.
South East
Three Months Ended September 30, 2018 and 2017
The South East segment had an approximate $4,600, or 17%, increase in segment profit in the third quarter of 2018 compared to the third quarter of 2017. The increase in segment profit was primarily driven by an increase of approximately $47,200, or 21%, in revenues quarter over quarter.  The increase in revenues was due to a 22% increase in the number of units settled quarter over quarter, attributable to a 22% higher backlog unit balance entering the third quarter of 2018 compared to the same period in 2017. The South East segment’s gross profit margin percentage decreased to 20.3% in the third quarter of 2018 from 20.7% in the third quarter of 2017, primarily due to higher lot costs, offset partially by modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 12% and 1%, respectively, in the third quarter of 2018 compared to the third quarter of 2017.  New Orders were favorably impacted by a 7% increase in the average number of active communities in the third quarter of 2018 compared to the same period in 2017 and more favorable market conditions in the third quarter of 2018, which led to higher community absorption rates.
Nine Months Ended September 30, 2018 and 2017
The South East segment had an approximate $19,500, or 30%, increase in segment profit in the first nine months of 2018 compared to the first nine months of 2017.  The increase in segment profit was primarily driven by an increase of approximately $171,900, or 29%, in revenues year over year.  Segment revenues were favorably impacted by a 30% increase in the number of units settled year over year. The increase in units settled was attributable to a 40% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017. The South East segment’s gross profit margin percentage decreased to 19.7% in the first nine months of 2018 from 20.0% in the first nine months of 2017 primarily due to higher lot costs, offset partially by modest improvement in pricing and the increase in the number of units settled, which allowed us to better leverage certain operating costs year over year.
Segment New Orders and the average sales price of New Orders increased 17% and 1%, respectively, in the first nine months of 2018 compared to the first nine months of 2017.  New Orders were favorably impacted by a 4% increase in the average number of active communities and by more favorable market conditions in 2018, which led to higher community absorption rates within the segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding consolidated gross profit:
Mid Atlantic	$181,993	$176,482	$517,433	$470,809
North East	30,184	29,854	84,701	75,088
Mid East	78,546	68,876	197,675	173,141
South East	55,557	46,842	152,197	120,224
Consolidation adjustments and other	(9,584)	3,701	(3,497)	2,694
Homebuilding consolidated gross profit	$336,696	$325,755	$948,509	$841,956

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding consolidated income before taxes:
Mid Atlantic	$115,180	$109,417	$318,447	$274,527
North East	18,560	18,762	51,041	41,980
Mid East	51,744	44,990	121,129	103,135
South East	31,426	26,849	83,867	64,330
Reconciling items:
Contract land deposit impairment reserve (1)	(689)	1,910	2,031	(882)
Equity-based compensation expense (2)	(21,917)	(10,296)	(48,534)	(30,408)
Corporate capital allocation (3)	55,438	51,904	160,091	147,737
Unallocated corporate overhead	(20,424)	(18,768)	(74,211)	(69,362)
Consolidation adjustments and other	831	7,087	20,142	20,513
Corporate interest expense	(5,953)	(5,812)	(17,971)	(17,000)
Reconciling items sub-total	7,286	26,025	41,548	50,598
Homebuilding consolidated income before taxes	$224,196	$226,043	$616,032	$534,570

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense in the three and nine month periods ended September 30, 2018 was primarily attributable to the equity grant in the second quarter of 2018. See Note 7 in the accompanying condensed financial statements for further discussion.

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate capital allocation charge:
Mid Atlantic	$31,733	$32,025	$93,682	$92,154
North East	4,565	4,244	13,325	12,191
Mid East	9,541	7,747	26,571	22,024
South East	9,599	7,888	26,513	21,368
Total	$55,438	$51,904	$160,091	$147,737

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2018 and 2017
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan closing volume:
Total principal	$1,249,199	$1,115,494	$3,472,976	$3,000,448

Loan volume mix:
Adjustable rate mortgages	10%	9%	9%	8%
Fixed-rate mortgages	90%	91%	91%	92%

Operating profit:
Segment profit	$27,184	$19,336	$69,419	$53,293
Equity-based compensation expense	(1,670)	(915)	(3,157)	(2,270)
Mortgage banking income before tax	$25,514	$18,421	$66,262	$51,023

Capture rate:	88%	88%	87%	87%

Mortgage banking fees:
Net gain on sale of loans	$33,718	$25,898	$92,609	$73,372
Title services	9,217	8,164	26,143	21,663
Servicing fees	127	132	473	442
	$43,062	$34,194	$119,225	$95,477
Loan closing volume for the three and nine months ended September 30, 2018 increased by approximately $133,700, or 12%, and $472,500 or 16%, respectively, from the same periods in 2017. The increase in loan closing volume during the three and nine months ended September 30, 2018 was primarily attributable to the 14% and 17% increases in the homebuilding segment’s number of units settled during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017.
Segment profit for the three and nine months ended September 30, 2018 increased by approximately $7,800, or 41%, and $16,100, or 30%, respectively, from the same periods in 2017. The increases were primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $8,900 and $23,700 during the three and nine months ended September 30, 2018, respectively, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $2,600 and $11,300 during the three and nine months ended September 30, 2018, respectively, resulting from an increase in personnel costs.

Effective Tax Rate
Our effective tax rate during the three and nine months ended September 30, 2018 was 21.6% and 17.2%, respectively, compared to 33.7% and 29.5% for the three and nine months ended September 30, 2017, respectively. The reduction in our effective tax rate was primarily due to the following items:

•	The enactment of the Tax Cuts and Jobs Act in December 2017, which lowered our federal statutory tax rate from 35% to 21%, and

•
The retroactive reinstatement of certain expired energy tax credits under the Bipartisan Budget Act of 2018, which resulted in us recognizing a tax benefit of approximately $6,200 in the first quarter of 2018 related to homes settled in 2017.

Our effective tax rate was also favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises during the three and nine months ended September 30, 2018, totaling $12,585 and $58,607, respectively, compared to $8,357 and $44,720 for the three and nine months ended September 30, 2017, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,600 outstanding at September 30, 2018, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at September 30, 2018.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  On July 25, 2018, NVRM entered into the Tenth Amendment (the "Amendment") to its Repurchase Agreement. The Amendment removed the $50,000 incremental commitment that was available under the prior Repurchase Agreement. All other terms and conditions under the Repurchase Agreement remained materially consistent. The Repurchase Agreement expires on July 24, 2019. At September 30, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at September 30, 2018.
There have been no material changes in our lines of credit and notes payable during the nine months ended September 30, 2018.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Cash Flows
For the nine months ended September 30, 2018, cash, restricted cash, and cash equivalents decreased by $57,007.  Cash provided by operating activities was $491,815.  Cash was provided by earnings for the nine months ended September 30, 2018 and was used primarily to fund the increase in homebuilding inventory of $174,871, due to an increase in the number of units under construction at September 30, 2018 compared to December 31, 2017.
Net cash used in investing activities for the nine months ended September 30, 2018 of $6,487 included cash used for purchases of property, plant and equipment of $14,818, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $7,873.

Net cash used in financing activities was $542,335 for the nine months ended September 30, 2018.  Cash was used to repurchase 222,224 shares of our common stock at an aggregate purchase price of $657,369 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $115,268.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2018.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2018. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended September 30, 2018. On February 14, 2018 and August 1, 2018, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	17,721	$2,832.18	17,721	$127,964
August 1 - 31, 2018	28,365	$2,715.22	28,365	$350,947
September 1 - 30, 2018	17,758	$2,625.53	17,758	$304,323
Total	63,844	$2,722.74	63,844

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Tenth Amendment to Amended and Restated Master Repurchase Agreement Dated July 25, 2018 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/30/2018
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: October 31, 2018	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer