Form 10-K
period 2018-12-31
NVR INC
filed 2019-02-13
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2018, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $10,109,057,000.
As of February 11, 2019 there were 3,616,917 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2019 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in multiple locations in fourteen states, which are primarily in the eastern part of the country, and in Washington, D.C. During 2018, approximately 23% and 8% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 10%, respectively, of our 2018 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-two metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
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

Homebuilding
Products
We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 9,500 finished square feet. During 2018, the prices at which we settled homes ranged from approximately $130,000 to $1.5 million and averaged $379,700. During 2017, our average price of homes settled was $386,900.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee
Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 8,365 units and approximately $3.2 billion at December 31, 2018 compared to 8,531 units and approximately $3.3 billion at December 31, 2017. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 15% in 2018, 14% in 2017 and 15% in 2016. Additionally, approximately 5% in 2018 and 6% in each of 2017 and 2016 of a reporting quarter’s opening backlog balance cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2018 backlog during 2019. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2018, NVRM closed approximately 15,100 loans with an aggregate principal amount of approximately $4.8 billion as compared to approximately 13,100 loans with an aggregate principal amount of approximately $4.2 billion in 2017.
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
Pipeline
NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $2.2 billion as of both December 31, 2018 and 2017. NVRM’s cancellation rate was approximately 32%, 31% and 34% in 2018, 2017 and 2016, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.
Employees
At December 31, 2018, we employed approximately 5,600 full-time persons. None of our employees are subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at www.sec.gov.
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

Item 1A.    Risk Factors.
Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:

•	actual and expected direction of interest rates, which affect our costs, the availability of construction financing, and long-term financing for potential purchasers of homes;

•	the availability of mortgage financing;

•	the availability of adequate land in desirable locations on favorable terms;

•	employment levels, consumer confidence and spending and unexpected changes in customer preferences; and

•	changes in the national economy and in the local economies of the markets in which we operate.
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

These factors and thus, the homebuilding and mortgage banking businesses, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2018, approximately 23% and 8% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 30% and 10%, respectively, of our 2018 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We must continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which we generally accomplish by entering into Lot Purchase Agreements and paying forfeitable deposits under the Lot Purchase Agreements to developers for the contractual right to acquire the lots. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities or restructure existing Lot Purchase Agreements, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
Our mortgage banking operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of private mortgage insurance, and the validity of certain borrower representations in connection with the loan. The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations and could result in losses that exceed existing estimates and accruals. Because of the uncertainties inherent in estimating these matters, there can be no assurance that any amounts reserved will be adequate or that any potential inadequacies will not have a material adverse effect on our results of operations.
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
The loss of key personnel could adversely impact our business.
We rely on our key personnel to effectively operate and manage our business. Specifically, our future success depends heavily on the performance of our senior management team. Our business may be adversely affected if we are unable to retain key personnel or attract qualified personnel to manage our business.

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
In connection with the operation of the homebuilding segment, we lease production facilities in the following six locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; and Portland, Tennessee. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. These leases currently expire between 2019 and 2025. During 2018 we entered into a lease agreement for a new production facility in Richmond, Virginia of approximately 130,000 square feet. The lease has a term of 20 years from the commencement date which is expected to be in the second quarter of 2019. The lease contains an option for extension and for the purchase of the facility. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 52% and 47% of total capacity in 2018 and 2017, respectively.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(dollars in thousands, except per share data)
Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 11, 2019, there were 218 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
We had three share repurchase authorizations outstanding during the quarter ended December 31, 2018. On February 14, 2018, August 1, 2018 and December 12, 2018, we publicly announced the Board of Directors’ approval to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018 (1)	8,500	$2,382.65	8,500	$284,070
November 1 - 30, 2018	32,909	$2,361.91	32,909	$206,342
December 1 - 31, 2018	37,182	$2,441.61	37,182	$415,558
Total	78,591	$2,401.86	78,591

(1)
1,707 outstanding shares were repurchased under the February 14, 2018 share repurchase authorization, which fully utilized the authorization. The remaining 6,793 outstanding shares were repurchased under the August 1, 2018 share repurchase authorization.

The information required by this item in respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this annual report on Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2013 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2013.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2013
Dec 31, 2014
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2013	2014	2015	2016	2017	2018
NVR, Inc.	$100	$124	$160	$163	$342	$238
S&P 500	$100	$114	$115	$129	$157	$150
Dow Jones US Home Construction	$100	$108	$119	$111	$196	$134

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated income statement data:
Homebuilding data:
Revenues	$7,004,304	$6,175,521	$5,709,223	$5,065,200	$4,375,059
Gross profit	$1,312,177	$1,185,143	$1,001,362	$946,418	$806,473
Homebuilding income	$871,106	$776,370	$601,102	$555,329	$427,884
Mortgage Banking data:
Mortgage banking fees	$159,370	$130,319	$113,321	$93,808	$69,509
Mortgage banking income	$88,626	$70,541	$60,595	$47,883	$25,662
Consolidated data:
Net income	$797,197	$537,521	$425,262	$382,927	$281,630
Earnings per share:
Basic	$219.58	$144.00	$110.53	$95.21	$65.83
Diluted	$194.80	$126.77	$103.61	$89.99	$63.50
Weighted average number of shares outstanding:
Basic	3,631	3,733	3,847	4,022	4,278
Diluted	4,092	4,240	4,104	4,255	4,435

	December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Homebuilding inventory	$1,253,110	$1,246,199	$1,092,100	$1,006,526	$869,486
Contract land deposits, net	$396,177	$370,429	$379,844	$343,295	$294,676
Total assets	$3,165,933	$2,989,279	$2,643,943	$2,511,718	$2,347,413
Notes and loans payable (1)	$597,681	$597,066	$596,455	$595,847	$595,244
Shareholders’ equity	$1,808,562	$1,605,492	$1,304,441	$1,239,165	$1,124,255
Cash dividends per share	$—	$—	$—	$—	$—
____________________________

(1)	Balance does not include non-recourse debt related to the consolidated variable interest entity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in thousands, except per share data)
Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
Overview
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
In limited specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into a Lot Purchase Agreement with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using Lot Purchase Agreements with forfeitable deposits.
As of December 31, 2018, we controlled lots as described below.
Lot Purchase Agreements
We controlled approximately 95,750 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $420,900 and $3,800, respectively. Included in the number of controlled lots are approximately 4,250 lots for which we have recorded a contract land deposit impairment reserve of approximately $29,200 as of December 31, 2018.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $29,400 in six JVs, expected to produce approximately 6,800 lots. Of the lots to be produced by the JVs, approximately 3,450 lots were controlled by us and approximately 3,350 lots were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $38,900 that we intend to develop into approximately 500 finished lots. We had additional funding commitments of approximately $7,300 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,600.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 7,500 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits and letters of credit totaling approximately $4,500 and $150, respectively, as of December 31, 2018, of which approximately $1,700 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
During 2018, general market conditions were favorably impacted by low unemployment and improved consumer confidence, leading to strong demand for new homes in the first half of 2018. However, during the second half of the year, demand for new homes softened due to affordability issues in part attributable to rising interest rates and some market uncertainty. We expect to experience pricing and sales pressure in future quarters due to higher interest rates and a competitive market environment, which includes rising new home inventory levels.
Our consolidated revenues for the year ended December 31, 2018 totaled $7,163,674, an increase of 14% from $6,305,840 in 2017. Our net income for 2018 was $797,197, or $194.80 per diluted share, increases of 48% and 54% compared to 2017 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage decreased to 18.7% in 2018 from 19.2% in 2017. New orders, net of cancellations (“New Orders”) during 2018 were 18,281, an increase of 4% from 2017 while our average New Order sales price decreased 2% to $376.3 in 2018. Our backlog of homes sold but not yet settled with the customer as of December 31, 2018 decreased on a unit basis by 2% to 8,365 units and decreased on a dollar basis by 4% to $3,152,873 when compared to December 31, 2017.
We believe that the strength in demand for new homes is dependent upon sustained economic growth, driven by favorable unemployment levels and continued improvements in wage growth and household formation. We expect to continue to face gross profit margin pressure which will be impacted by modest pricing power and our ability to manage land and construction costs. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2018	2017	2016
Financial data:
Revenues	$7,004,304	$6,175,521	$5,709,223
Cost of sales	$5,692,127	$4,990,378	$4,707,861
Gross profit margin percentage	18.7%	19.2%	17.5%
Selling, general and administrative expenses	$428,874	$392,272	$382,459
Operating data:
New orders (units)	18,281	17,608	15,583
Average new order price	$376.3	$383.2	$386.4
Settlements (units)	18,447	15,961	14,928
Average settlement price	$379.7	$386.9	$381.2
Backlog (units)	8,365	8,531	6,884
Average backlog price	$376.9	$384.2	$392.8
New order cancellation rate	14.5%	14.0%	15.5%
Consolidated Homebuilding
2018 versus 2017
Homebuilding revenues increased 13% in 2018 compared to 2017, as a result of a 16% increase in the number of units settled, offset by a 2% decrease in the average settlement price year over year.  The increase in the number of units settled was primarily attributable to a 24% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, offset partially by a lower backlog turnover rate year over year. The decrease in the average settlement price was attributable to a 2% lower average price of units in backlog entering 2018 compared to the same period in 2017 and to a 2% decrease in the average sales price of New Orders in the first six months of 2018 compared to the same period in 2017.
Gross profit margin percentage in 2018 decreased to 18.7% from 19.2% in 2017, due primarily to higher lot and certain material costs.
The number of New Orders increased 4% while the average sales price of New Orders decreased 2% in 2018 when compared to 2017.  New Orders increased primarily due to more favorable market conditions in the first half of 2018 compared to the same period in 2017, which led to higher community absorption rates year over year. New home demand began to soften in the second half of 2018 due to affordability issues in part attributable to rising mortgage interest rates, which led to lower sales in each of our reporting segments in the fourth quarter of 2018 compared to the fourth quarter of 2017 and an overall decrease in New Orders of 11% quarter over quarter. The decrease in the average sales price of New Orders was attributable to a relative shift in New Orders to lower price product and lower price markets.
Selling, general and administrative ("SG&A") expenses in 2018 increased by 9% compared to 2017, primarily due to an approximate $28,600 increase in equity-based compensation due to the equity grants in the second quarter of 2018, as further discussed in Note 12 in the accompanying consolidated financial statements, and an increase in personnel costs. SG&A expenses as a percentage of revenue decreased to 6.1% in 2018 from 6.4% in 2017, primarily due to the 13% increase in revenues.
Backlog units and dollars were 8,365 units and $3,152,873, respectively, as of December 31, 2018 compared to 8,531 units and $3,277,888, respectively, as of December 31, 2017.  The 2% decrease in backlog units and dollars was primarily attributable to a 4% decrease in New Orders and a 2% decrease in the average New Order sales price for the six-month period ended December 31, 2018 compared to the same period in 2017.
Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to New Orders that occurred during the same period, and a portion are related to New Orders that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross New Orders during the period, our cancellation rate was approximately 15% in 2018, approximately 14% in 2017, and approximately 15% in 2016. Additionally, approximately 5% in 2018 and 6% in each 2017 and 2016, of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2018 backlog during 2019. See “Risk Factors” in Item 1A of this Form 10-K.
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
SG&A expenses in 2017 increased by 3% compared to 2016, but as a percentage of revenue decreased to 6.4% in 2017 from 6.7% in 2016.  SG&A expenses as a percentage of revenue were favorably impacted by the 8% increase in revenues.
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

We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit. For presentation purposes below, the contract land deposit reserve at December 31, 2018 and 2017 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $3,900 and $2,000 at December 31, 2018 and 2017, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Mid Atlantic	$3,893,358	$3,543,687	$3,319,776
North East	580,726	517,141	462,385
Mid East	1,455,834	1,250,165	1,192,472
South East	1,074,386	864,528	734,590

	Year Ended December 31,
	2018	2017	2016
Gross profit margin:
Mid Atlantic	$726,655	$663,650	$561,857
North East	115,169	104,501	68,808
Mid East	279,050	244,832	215,335
South East	211,870	173,961	137,787

	Year Ended December 31,
	2018	2017	2016
Gross profit margin percentage:
Mid Atlantic	18.7%	18.7%	16.9%
North East	19.8%	20.2%	14.9%
Mid East	19.2%	19.6%	18.1%
South East	19.7%	20.1%	18.8%

	Year Ended December 31,
	2018	2017	2016
Segment profit:
Mid Atlantic	$462,178	$398,494	$301,173
North East	69,789	60,218	21,947
Mid East	175,134	149,639	121,166
South East	118,296	95,826	71,098

Segment Operating Activity:

	Year Ended December 31,
	2018		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	8,906	$429.4	8,654	$438.9	7,916	$443.1
North East	1,296	$400.4	1,362	$409.7	1,314	$387.1
Mid East	4,314	$328.0	4,171	$332.7	3,659	$329.2
South East	3,765	$297.7	3,421	$293.5	2,694	$296.9
Total	18,281	$376.3	17,608	$383.2	15,583	$386.4

	Year Ended December 31,
	2018		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	8,982	$433.4	7,971	$444.5	7,512	$439.6
North East	1,415	$410.4	1,288	$401.5	1,246	$371.1
Mid East	4,406	$330.4	3,772	$331.4	3,658	$325.7
South East	3,644	$294.8	2,930	$295.1	2,512	$292.4
Total	18,447	$379.7	15,961	$386.9	14,928	$381.2

	Year Ended December 31,
	2018		2017		2016
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,148	$423.4	4,224	$432.2	3,541	$443.4
North East	563	$404.1	682	$424.3	608	$408.7
Mid East	1,806	$336.2	1,898	$341.2	1,499	$340.1
South East	1,848	$304.1	1,727	$298.4	1,236	$304.1
Total	8,365	$376.9	8,531	$384.2	6,884	$392.8
 Operating Data:

	Year Ended December 31,
	2018	2017	2016
New order cancellation rate:
Mid Atlantic	15.2%	15.2%	15.7%
North East	12.5%	13.3%	15.1%
Mid East	12.9%	11.5%	14.4%
South East	15.5%	14.3%	16.5%

	Year Ended December 31,
	2018	2017	2016
Average active communities:
Mid Atlantic	234	238	239
North East	36	42	42
Mid East	119	121	128
South East	88	84	76
Total	477	485	485

Homebuilding Inventory:

	As of December 31,
	2018	2017
Sold inventory:
Mid Atlantic	$622,997	$617,471
North East	79,530	96,412
Mid East	195,149	173,572
South East	182,458	151,219
Total (1)	$1,080,134	$1,038,674

	As of December 31,
	2018	2017
Unsold lots and housing units inventory:
Mid Atlantic	$74,689	$118,209
North East	11,088	6,666
Mid East	9,045	7,112
South East	20,611	13,511
Total (1)	$115,433	$145,498

(1)
Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.

Lots Controlled and Land Deposits:

	As of December 31,
	2018	2017
Total lots controlled:
Mid Atlantic	40,350	38,450
North East	8,950	7,000
Mid East	24,350	22,250
South East	26,050	21,000
Total	99,700	88,700

	As of December 31,
	2018	2017
Contract land deposits, net:
Mid Atlantic	$199,917	$209,759
North East	42,591	29,851
Mid East	52,899	49,838
South East	104,693	82,977
Total	$400,100	$372,425

	Year Ended December 31,
	2018	2017	2016
Contract land deposit impairments, net:
Mid Atlantic	$2,743	$2,945	$2,240
North East	1,033	290	3,530
Mid East	211	11	303
South East	1,911	99	791
Total	$5,898	$3,345	$6,864

Mid Atlantic
2018 versus 2017
The Mid Atlantic segment had an approximate $63,700, or 16%, increase in segment profit in 2018 compared to 2017, driven primarily by an increase in segment revenues of approximately $349,700, or 10%, year over year. Segment revenues increased due to a 13% increase in the number of units settled, offset by a 2% decrease in the average settlement price year over year. The increase in the number of units settled is attributable primarily to a 19% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017, partially offset by a lower backlog turnover rate year over year.  The decrease in the average settlement price was attributable to a 2% lower average price of units in backlog entering 2018 compared to the same period in 2017 and to a 3% decrease in the average sales price of New Orders in the first six months of 2018 compared to the same period in 2017. The Mid Atlantic segment’s gross profit margin percentage remained flat year over year at 18.7%.
Segment New Orders increased 3% while the average sales price of New Orders decreased 2% in 2018 compared to 2017. The increase in New Orders was due primarily to higher sales in the first half of 2018 compared to the same period in 2017, due to more favorable market conditions during that period, which led to higher community absorption rates year over year. The decrease in the average sales price of New Orders is attributable to a shift in New Orders to lower price products and lower price markets.
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
Segment New Orders increased 9% while the average sales price of New Orders decreased 1% in 2017 compared to 2016. The increase in New Orders was due to more favorable market conditions in 2017, which led to higher community absorption rates year over year. The decrease in the average sales price of New Orders is attributable to a shift in New Orders to lower priced products.
North East
2018 versus 2017
The North East segment had an approximate $9,600, or 16%, increase in segment profit in 2018 compared to 2017, driven primarily by an increase in segment revenues of approximately $63,600, or 12%, year over year. Segment revenues increased due to a 10% increase in the number of units settled and a 2% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to a 12% higher backlog unit balance entering 2018 compared to the backlog entering 2017, coupled with a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2018 compared to the backlog entering 2017. The North East segment’s gross profit margin percentage decreased to 19.8% in 2018 from 20.2% in 2017, due primarily to higher lot, construction and certain material costs.
Segment New Orders and the average sales price of New Orders decreased 5% and 2%, respectively, in 2018 compared to 2017. New Orders decreased primarily due to a 13% decrease in the average number of active communities year over year. The average sales price of New Orders was negatively impacted primarily by a shift in New Orders to lower priced communities within certain markets.
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
Mid East
2018 versus 2017
The Mid East segment had an approximate $25,500, or 17%, increase in segment profit in 2018 compared to 2017, driven primarily by an increase in segment revenues of approximately $205,700, or 16%, year over year.  Segment revenues increased due to a 17% increase in the number of units settled year over year, due primarily to a 27% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017. The segment’s gross profit margin percentage decreased to 19.2% in 2018 from 19.6% in 2017, primarily due to an increase in lot costs year over year.
Segment New Orders increased 3%, while the average sales price of New Orders decreased 1%, in 2018 compared to 2017.  New Orders increased as more favorable market conditions in 2018 led to higher community absorption rates within the segment.
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
South East
2018 versus 2017
The South East segment had an approximate $22,500, or 23%, increase in segment profit in 2018 compared to 2017, driven primarily by an increase in segment revenues of approximately $209,900, or 24%, year over year.  Segment revenues increased due to a 24% increase in the number of units settled.  The increase in settlements was primarily attributable to a 40% higher backlog unit balance entering 2018 compared to the backlog unit balance entering 2017. The South East segment’s gross profit margin percentage decreased to 19.7% in 2018 from 20.1% in 2017 primarily due to higher lot costs, offset partially by the increase in the number of units settled, which allowed us to better leverage certain operating costs year over year.
Segment New Orders and the average sales price of New Orders increased 10% and 1%, respectively, in 2018 compared to 2017.  New Orders increased primarily due to more favorable market conditions in the first half of 2018 compared to the same period in 2017, which led to higher community absorption rates year over year. Additionally, New Orders were favorably impacted by a 5% increase in the average number of active communities in 2018 compared to 2017.
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

	Year Ended December 31,
	2018	2017	2016
Homebuilding consolidated gross profit:
Mid Atlantic	$726,655	$663,650	$561,857
North East	115,169	104,501	68,808
Mid East	279,050	244,832	215,335
South East	211,870	173,961	137,787
Consolidation adjustments and other	(20,567)	(1,801)	17,575
Homebuilding consolidated gross profit	$1,312,177	$1,185,143	$1,001,362

	Year Ended December 31,
	2018	2017	2016
Homebuilding consolidated profit before taxes:
Mid Atlantic	$462,178	$398,494	$301,173
North East	69,789	60,218	21,947
Mid East	175,134	149,639	121,166
South East	118,296	95,826	71,098
Reconciling items:
Contract land deposit impairment reserve (1)	783	1,307	10,933
Equity-based compensation expense (2)	(70,865)	(41,144)	(40,482)
Corporate capital allocation (3)	213,903	198,384	189,992
Unallocated corporate overhead	(89,973)	(89,514)	(89,376)
Consolidation adjustments and other	15,829	26,143	35,204
Corporate interest expense	(23,968)	(22,983)	(20,553)
Reconciling items sub-total	45,709	72,193	85,718
Homebuilding consolidated profit before taxes	$871,106	$776,370	$601,102

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense for the year ended December 31, 2018 was primarily attributable to equity grants in the second quarter of 2018. See Note 12 in the accompanying consolidated financial statements for additional discussion of equity-based compensation.

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2018	2017	2016
Corporate capital allocation charge:
Mid Atlantic	$123,855	$123,028	$119,758
North East	17,893	16,115	18,132
Mid East	35,803	29,663	28,303
South East	36,352	29,578	23,799
Total corporate capital allocation charge	$213,903	$198,384	$189,992

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2018	2017	2016
Loan closing volume:
Total principal	$4,829,406	$4,229,507	$3,952,575

Loan volume mix:
Adjustable rate mortgages	10%	9%	5%
Fixed-rate mortgages	90%	91%	95%

Operating profit:
Segment profit	$93,462	$73,959	$63,711
Equity-based compensation expense	(4,836)	(3,418)	(3,116)
Mortgage banking income	$88,626	$70,541	$60,595

Capture rate:	88%	88%	88%

Mortgage banking fees:
Net gain on sale of loans	$122,755	$99,132	$85,535
Title services	36,001	30,626	27,233
Servicing fees	614	561	553
	$159,370	$130,319	$113,321
2018 versus 2017
Loan closing volume in 2018 increased by approximately $599,900, or 14%, from 2017.  The increase was primarily attributable to a 15% increase in the number of loans closed year over year due primarily to the aforementioned increase in the homebuilding segment’s number of settlements in 2018 as compared to 2017.
Segment profit in 2018 increased by approximately $19,500, or 26%, from 2017.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $29,100, or 22%, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $13,900, due primarily to an increase in compensation costs as a result of an increase in average headcount compared to 2017.
2017 versus 2016
Loan closing volume in 2017 increased by approximately $276,900, or 7%, from 2016.  The increase was primarily attributable to a 6% increase in the number of loans closed year over year due primarily to an increase in the homebuilding segment’s number of settlements in 2017 as compared to 2016.
Segment profit in 2017 increased by approximately $10,200, or 16%, from 2016.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses.  Mortgage banking fees increased by approximately $17,000, or 15%, resulting from an increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses increased by approximately $7,400, due primarily to an increase in compensation costs as a result of an increase in average headcount compared to 2016.
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
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. At December 31, 2018, we had a repurchase reserve of approximately $15,600. Although we consider the repurchase reserve reflected on the December 31, 2018 consolidated balance sheet to be adequate, there can be no assurance that this reserve will prove to be adequate to cover losses on loans previously originated.
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
Effective Tax Rate
Our consolidated effective tax rate in 2018, 2017 and 2016 was 16.94%, 36.53% and 35.73%, respectively. The lower effective tax rate in 2018 resulted primarily from the enactment of the Tax Cuts and Jobs Act (the "Act") in December 2017, which had the following impacts on comparability between periods:

•	reduction in our federal statutory rate from 35% to 21% in 2018, and

•	remeasurement of our net deferred tax assets in the fourth quarter of 2017, which resulted in a charge to income tax expense of $62,702 in 2017.
Excluding the charge related to the net deferred tax asset remeasurement, our effective tax rate in 2017 would have been 29.13%.
Additionally, our effective tax rates in 2018 and 2017 were favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises of $77,478 and $58,681, respectively. Excess tax benefits in 2016 were recorded to additional paid-in-capital within shareholders' equity on the consolidated balance sheet. We expect continued rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans.
The Act eliminated the "performance-based compensation" exception from Section 162(m). The Act included a grandfathering provision for compensation pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect after such date. We believe that our outstanding equity grants and amounts in the deferred compensation plans as of December 31, 2017 are in compliance with the grandfathering provision of the Act, and thus, will remain deductible to the extent they are considered "performance-based compensation."

Recent Accounting Pronouncements Pending Adoption
See Note 1 to the accompanying consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
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
The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,000 outstanding at December 31, 2018, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021. We were in compliance with all covenants under the Credit Agreement at December 31, 2018.  There were no borrowings outstanding under the Credit Agreement as of December 31, 2018.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. On July 25, 2018, NVRM entered into the Tenth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and nine earlier amendments, the “Repurchase Agreement”). The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 24, 2019. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.95%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. We were in compliance with all covenants under the Repurchase Agreement at December 31, 2018. At December 31, 2018, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2018. For the year ended December 31, 2018, we repurchased 300,815 shares of our common stock at an aggregate purchase price of $846,134. As of December 31, 2018, we had $415,558 available under Board approved repurchase authorizations.

Cash Flows
As a result of our adoption of ASU 2016-15 and ASU 2016-18 in 2018, we have retrospectively adjusted the presentation of our prior year statements of cash flows to conform with current year presentation. ASU 2016-15 resulted in the reclassification of a portion of the distributions received from our unconsolidated joint ventures between operating and investing activities. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. As a result, our beginning-of-period and end-of-period cash balances presented in the consolidated statements of cash flows were retrospectively adjusted to include restricted cash and restricted cash equivalents. See Note 1 for further discussion of the impact of the adoption of ASU 2016-15 and ASU 2016-18.
For the year ended December 31, 2018, cash and cash equivalents increased by $42,691. Net cash provided by operating activities was $723,126, due primarily to cash provided by earnings in 2018 and net proceeds of $17,384 from mortgage loan activity. Cash was primarily used to fund the increase in contract land deposits of $30,863 and the decrease in accounts payable and accrued expenses of $30,713. Net cash used in investing activities in 2018 of $8,177 was attributable primarily to cash used for purchases of property, plant and equipment of $19,665, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $10,515. Net cash used in financing activities of $672,258, was primarily impacted by our repurchase of 300,815 shares of our common stock for an aggregate purchase price of $846,134 under our ongoing common stock repurchase program as discussed above, offset partially by $174,110 in proceeds from stock option exercises.
For the year ended December 31, 2017, cash and cash equivalents increased by $273,520. Net cash provided by operating activities was $570,354, due primarily to cash provided by earnings in 2017 and net proceeds of $104,848 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $154,099, which is attributable to an increase in the number of homes under construction at December 31, 2017 compared to December 31, 2016. Net cash used in investing activities in 2017 of $15,193 was attributable to cash used for purchases of property, plant and equipment of $20,269 and investments in unconsolidated JVs of $3,800, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $8,029. Net cash used in financing activities of $281,641, was primarily impacted by our repurchase of 166,520 shares of our common stock for an aggregate purchase price of $422,166 under our ongoing common stock repurchase program as discussed above, offset partially by $140,525 in proceeds from stock option exercises.
For the year ended December 31, 2016, cash and cash equivalents decreased by $34,757. Net cash provided by operating activities was $392,988. Cash provided by earnings in 2016 was used to fund the increase in homebuilding inventory of $85,194, as a result of an increase in units under construction at December 31, 2016 compared to December 31, 2015, and the increase of $32,280 in contract land deposits. Cash was favorably impacted by an increase of $58,532 in accounts payable and accrued expenses associated with the increase in homebuilding inventory and net proceeds of $49,981 from mortgage loan activity. Net cash used in investing activities in 2016 of $10,350 primarily included cash used for purchases of property, plant and equipment of $22,369, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $11,672. Net cash used in financing activities of $417,395, was primarily impacted by our repurchase of 280,288 shares of our common stock for an aggregate purchase price of $455,351 under our ongoing common stock repurchase program as discussed above, offset partially by $38,106 in proceeds from stock option exercises.
At December 31, 2018 and 2017, the homebuilding segment had restricted cash of $16,982 and $19,438, respectively. Restricted cash in each year was attributable to customer deposits for certain home sales.
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

At December 31, 2018, we controlled approximately 99,700 lots through Lot Purchase Agreements, JVs and land under development, with an aggregate purchase price of approximately $9,400,000. These lots are controlled by making or committing to make deposits of approximately $618,300 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to $420,900 in deposits paid and $3,800 in letters of credit issued as of December 31, 2018, plus approximately $193,600 related to deposits to be paid subsequent to December 31, 2018 assuming that contractual development milestones are met by the developers and we exercise our option, and approximately $1,500 in specific performance obligations (see Contractual Obligations section below). As of December 31, 2018, we had recorded an impairment valuation allowance of approximately $29,200 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2018, we had funding commitments totaling $5,000 to three of our JVs and approximately $7,300 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $4,600.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,500 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit of approximately $4,500 and $150, respectively as of December 31, 2018, of which approximately $1,700 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting for variable interest entities.
Bonds and Letters of Credit
We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $37,600 of contingent obligations under such agreements as of December 31, 2018, inclusive of the $3,800 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2018, we had contractual commitments to extend credit to borrowers aggregating $682,152 and open forward delivery contracts aggregating $1,089,923, which hedge both the rate lock commitments and closed loans held for sale (see Note 14 in the accompanying consolidated financial statements for a description of our fair value accounting).
Contractual Obligations
Our fixed, non-cancelable obligations as of December 31, 2018, were as follows:

	Payments due by year
	Total	2019	2020 to 2021	2022 to 2023	2024 and Later
Debt (1)	$600,000	$—	$—	$600,000	$—
Interest on debt (1)	87,822	23,700	47,400	16,722	—
Operating leases (2)	107,703	31,564	39,541	23,991	12,607
Purchase obligations (3)	202,443	*	*	*	*
Uncertain tax positions (4)	34,300	*	*	*	*
Total	$1,032,268	$55,264	$86,941	$640,713	$12,607

(1)	See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.

(2)	See Note 13 in the accompanying consolidated financial statements for additional information regarding operating leases.

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
Contract Land Deposits and Land Under Development
Contract Land Deposits
We purchase finished lots under Lot Purchase Agreements that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.
We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we conduct a loss contingency analysis each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, if necessary, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.
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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2018 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Land Under Development
On a limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.

Land under development, including the land under development held by our unconsolidated JVs and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of such assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
At December 31, 2018, we had approximately $38,900 in land under development in three separate communities. In addition, at December 31, 2018, we had an aggregate investment totaling approximately $29,400 in six separate JVs that controlled land under development. During 2018, the Company recognized an impairment of approximately $7,400, including approximately $760 of capitalized interest, related to one of our JVs. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at December 31, 2018. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Accruals
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2018 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
Equity-Based Compensation Expense
We recognize equity-based compensation expense within our income statement for all share-based payment arrangements, which includes non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted share units ("RSUs"). Compensation expense is based on the grant-date fair value of the Options and RSUs granted, and is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. We calculate the fair value of our Options, which are non-publicly traded, using the Black-Scholes option-pricing model. The grant date fair value of the RSUs is the closing price of our common stock on the day immediately preceding the date of grant. The reversal of compensation expense previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs.
As noted above, we calculate the fair value of our Options, which are non-publicly traded, using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an Option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the Option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement.
In addition, when recognizing equity-based compensation cost related to “performance condition” Option and RSU grants, we are required to make a determination as to whether the performance conditions will be met prior to the completion of the actual performance period.  The performance metric is based on our return on capital performance during a specified three year period based on the date of Option grant. While we currently believe that this performance condition will be satisfied at the target level and are recognizing compensation expense related to such Options and RSUs accordingly, our future expected activity levels could cause us to make a different determination, resulting in a change to the compensation expense to be recognized related to performance condition Option and RSU grants that would otherwise have been recognized to date.
Although we believe that the compensation costs recognized in 2018 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market, on a servicing released basis, typically within 30 days from closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, FHLMC, VA and FHA. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. Although we consider the mortgage repurchase reserve reflected on the December 31, 2018 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
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
In July 2016, we entered into a Credit Agreement which provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,000 outstanding at December 31, 2018, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.  At December 31, 2018, there was no debt outstanding under the Facility.
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
NVRM has available a mortgage Repurchase Agreement, which as of December 31, 2018 provided for loan repurchases up to $150,000. The Repurchase Agreement is used to fund NVRM’s mortgage origination activities. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.95%. At December 31, 2018, there was no debt outstanding under the Repurchase Agreement.

The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2018. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$447,444	—	—	—	—	—	$447,444	$458,324
Average interest rate	4.8%	—	—	—	—	—	4.8%
Other:
Forward trades of mortgage-backed securities (a)	$(10,057)	—	—	—	—	—	$(10,057)	$(10,057)
Forward loan commitments (a)	$13,486	—	—	—	—	—	$13,486	$13,486
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$571,841	—	—	—	—	—	$571,841	$571,841
Average interest rate	2.4%	—	—	—	—	—	2.4%
Interest rate sensitive liabilities:
Fixed rate obligations	$—	—	—	600,000	—	—	$600,000	$594,000
Average interest rate	—	—	—	4.0%	—	—	4.0%

(a)	Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2018 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Executive Officers of the Registrant

Name	Age	Positions
Paul C. Saville	63	President and Chief Executive Officer of NVR
Daniel D. Malzahn	49	Senior Vice President, Chief Financial Officer and Treasurer of NVR
Jeffrey D. Martchek	53	President of Homebuilding Operations of NVR
Paul W. Praylo	47	Senior Vice President and Chief Operating Officer
Robert W. Henley	52	President of NVRM
Eugene J. Bredow	49	Senior Vice President and Chief Administrative Officer
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
Paul W. Praylo was hired as Senior Vice President and Chief Operating Officer effective January 28, 2019. Prior to joining NVR, Mr. Praylo was employed by AECOM as Chief Operating Officer of the Construction Services Group from January 2017 to January 2019 and Chief Financial Officer of the Construction Services Group from July 2010 to December 2016.
Robert W. Henley was named President of NVRM effective October 1, 2012. Mr. Henley served as interim acting President of NVRM from June 1, 2012 until October 1, 2012. Mr. Henley is retiring from NVR effective March 31, 2019 and will be succeeded by Eugene J. Bredow.
Eugene J. Bredow has been named President of NVRM effective April 1, 2019, to succeed Mr. Henley. Mr. Bredow has served as Senior Vice President and Chief Administrative Officer since March 1, 2018. Mr. Bredow served as Vice President and Controller from June 1, 2012 and Chief Accounting Officer from February 2016 until March 1, 2018. Mr. Bredow has been employed by NVR since 2004.
The other information required by Item 10 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2019.

Item 11.    Executive Compensation.
Item 11 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2019.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2019.
Equity Compensation Plan Information
The table below sets forth information as of December 31, 2018 for (i) all equity compensation plans approved by our shareholders and (ii) all equity compensation plans not approved by our shareholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,007,378	$1,796.52	257,485
Equity compensation plans not approved by security holders	62,634	$703.00	—
Total	1,070,012	$1,732.51	257,485

(1)
This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 Equity Incentive Plan, which was approved by our shareholders at our May 4, 2010 Annual Meeting. At December 31, 2018, there are 20,812 RSUs outstanding. Of the total 257,485 shares remaining available for future issuance under the shareholder approved plans, up to a total of 61,694 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans, excluding outstanding RSUs, was $1,834.42.

Equity compensation plans approved by our shareholders include: the 2010 Equity Incentive Plan, the 2014 Equity Incentive Plan, and the 2018 Equity Incentive Plan. The only equity compensation plan that was not approved by our shareholders is the 2000 Broadly-Based Stock Option Plan. See Note 12 in the accompanying consolidated financial statements for a description of each of our equity compensation plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Item 13 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2019.

Item 14.    Principal Accountant Fees and Services.
Item 14 is incorporated herein by reference to our Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2019.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.    Financial Statements
NVR, Inc. - Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Form of Global Note.	8-K		4.2	9/10/2012
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Robert W. Henley dated November 4, 2015.	10-Q		10.3	11/6/2015
10.4*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.5*	Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated January 1, 2016.	10-K		10.5	2/17/2016
10.6*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated April 18, 2017.	8-K		10.1	4/18/2017
10.7*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.8*	Employment Agreement between NVR, Inc. and Paul W. Praylo dated January 28, 2019. Filed herewith.
10.9*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.10*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.11*	NVR, Inc. 1998 Management Long-Term Stock Option Plan.	S-8	333-79951	4	6/4/1999
10.12*	NVR, Inc. 2000 Broadly-Based Stock Option Plan.	S-8	333-56732	99.1	3/8/2001

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.13*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.14*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.15*	Description of the Board of Directors’ compensation arrangement. Filed herewith.
10.16*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.17*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.18*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.19*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.20*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.21*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.22*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.23*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.24*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.2	2/14/2018
10.25*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.26*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.17	2/14/2018
10.27*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.28*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.29*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.
10.30*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan. Filed herewith.
10.31*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.32*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.33*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.34*	The Form of Non-Qualified Stock Option Agreement under the NVR, Inc. 2000 Broadly-Based Stock Option Plan.	8-K		10.1	1/7/2008
10.35*	Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.1	1/21/2016
10.36*	First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.2	1/21/2016
10.37*	Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.3	1/21/2016
10.38*	Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.4	1/21/2016
10.39*	Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.5	1/21/2016
10.40*	Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.6	1/21/2016
10.41*	Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.7	1/21/2016
10.42*	Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.8	1/21/2016
10.43*	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.2	7/28/2016
10.44*	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/28/2017
10.45*	Tenth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 25, 2018 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/30/2018
10.46*	Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	7/18/2016
10.47*	Summary of 2019 Executive Officer annual incentive compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 13, 2019
Dwight C. Schar
/s/ C. E. Andrews	Director	February 13, 2019
C. E. Andrews
/s/ Timothy M. Donahue	Director	February 13, 2019
Timothy M. Donahue
/s/ Thomas D. Eckert	Director	February 13, 2019
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 13, 2019
Alfred E. Festa
/s/ Ed Grier	Director	February 13, 2019
Ed Grier
/s/ Manuel H. Johnson	Director	February 13, 2019
Manuel H. Johnson
/s/ Alexandra A. Jung	Director	February 13, 2019
Alexandra A. Jung
/s/ Mel Martinez	Director	February 13, 2019
Mel Martinez
/s/ William A. Moran	Director	February 13, 2019
William A. Moran
/s/ David A. Preiser	Director	February 13, 2019
David A. Preiser
/s/ W. Grady Rosier	Director	February 13, 2019
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 13, 2019
Susan Williamson Ross
/s/ Paul C. Saville	Principal Executive Officer	February 13, 2019
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 13, 2019
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 13, 2019
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for the excess tax benefit from stock option exercises prospectively beginning January 1, 2017, for fiscal years 2017 and 2018, due to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting.
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
February 13, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
KPMG LLP
McLean, Virginia
February 13, 2019

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Homebuilding:
Cash and cash equivalents	$688,783	$645,087
Restricted cash	16,982	19,438
Receivables	18,641	20,026
Inventory:
Lots and housing units, covered under sales agreements with customers	1,076,904	1,046,094
Unsold lots and housing units	115,631	148,620
Land under development	38,857	34,212
Building materials and other	21,718	17,273
	1,253,110	1,246,199

Contract land deposits, net	396,177	370,429
Property, plant and equipment, net	42,234	43,191
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	112,333	111,953
Other assets	71,671	86,977
	2,641,511	2,584,880
Mortgage Banking:
Cash and cash equivalents	23,092	21,707
Restricted cash	3,071	2,256
Mortgage loans held for sale, net	458,324	352,489
Property and equipment, net	6,510	6,327
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	26,078	14,273
	524,422	404,399
Total assets	$3,165,933	$2,989,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$244,496	$261,973
Accrued expenses and other liabilities	332,871	341,891
Customer deposits	138,246	150,033
Senior notes	597,681	597,066
	1,313,294	1,350,963
Mortgage Banking:
Accounts payable and other liabilities	44,077	32,824
	44,077	32,824
Total liabilities	1,357,371	1,383,787

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2018 and December 31, 2017	206	206
Additional paid-in capital	1,820,223	1,644,197
Deferred compensation trust – 107,340 and 108,640 shares of NVR, Inc. common stock as of December 31, 2018 and December 31, 2017, respectively	(16,937)	(17,383)
Deferred compensation liability	16,937	17,383
Retained earnings	7,031,333	6,231,940
Less treasury stock at cost – 16,977,499 and 16,864,324 shares as of December 31, 2018 and December 31, 2017, respectively	(7,043,200)	(6,270,851)
Total shareholders' equity	1,808,562	1,605,492
Total liabilities and shareholders' equity	$3,165,933	$2,989,279

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Homebuilding:
Revenues	$7,004,304	$6,175,521	$5,709,223
Other income	11,839	6,536	2,820
Cost of sales	(5,692,127)	(4,990,378)	(4,707,861)
Selling, general and administrative	(428,874)	(392,272)	(382,459)
Operating income	895,142	799,407	621,723
Interest expense	(24,036)	(23,037)	(20,621)
Homebuilding income	871,106	776,370	601,102

Mortgage Banking:
Mortgage banking fees	159,370	130,319	113,321
Interest income	11,593	7,850	7,569
Other income	2,546	2,048	1,652
General and administrative	(83,838)	(68,528)	(60,861)
Interest expense	(1,045)	(1,148)	(1,086)
Mortgage banking income	88,626	70,541	60,595

Income before taxes	959,732	846,911	661,697
Income tax expense	(162,535)	(309,390)	(236,435)

Net income	$797,197	$537,521	$425,262

Basic earnings per share	$219.58	$144.00	$110.53

Diluted earnings per share	$194.80	$126.77	$103.61

Basic weighted average shares outstanding	3,631	3,733	3,847

Diluted weighted average shares outstanding	4,092	4,240	4,104

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2015	$206	$1,447,795	$5,270,114	$(5,478,950)	$(17,333)	$17,333	$1,239,165

Net income	—	—	425,262	—	—	—	425,262
Deferred compensation activity, net	—	—	—	—	(42)	42	—
Purchase of common stock for treasury	—	—	—	(455,351)	—	—	(455,351)
Equity-based compensation	—	43,598	—	—	—	—	43,598
Tax benefit from equity benefit plan activity	—	13,661	—	—	—	—	13,661
Proceeds from stock options exercised	—	38,106	—	—	—	—	38,106
Treasury stock issued upon option exercise and restricted share vesting	—	(27,332)	—	27,332	—	—	—
Balance, December 31, 2016	206	1,515,828	5,695,376	(5,906,969)	(17,375)	17,375	1,304,441

Cumulative-effect adjustment from adoption of ASU 2016-09, net of tax	—	1,566	(957)	—	—	—	609
Net income	—	—	537,521	—	—	—	537,521
Deferred compensation activity, net	—	—	—	—	(8)	8	—
Purchase of common stock for treasury	—	—	—	(422,166)	—	—	(422,166)
Equity-based compensation	—	44,562	—	—	—	—	44,562
Proceeds from stock options exercised	—	140,525	—	—	—	—	140,525
Treasury stock issued upon option exercise and restricted share vesting	—	(58,284)	—	58,284	—	—	—
Balance, December 31, 2017	206	1,644,197	6,231,940	(6,270,851)	(17,383)	17,383	1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	797,197	—	—	—	797,197
Deferred compensation activity, net	—	—	—	—	446	(446)	—
Purchase of common stock for treasury	—	—	—	(846,134)	—	—	(846,134)
Equity-based compensation	—	75,701	—	—	—	—	75,701
Proceeds from stock options exercised	—	174,110	—	—	—	—	174,110
Treasury stock issued upon option exercise and restricted share vesting	—	(73,785)	—	73,785	—	—	—
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$797,197	$537,521	$425,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,168	22,667	22,269
Equity-based compensation expense	75,701	44,562	43,598
Contract land deposit and other impairments (recoveries), net	11,760	1,238	(4,269)
Gain on sale of loans, net	(122,755)	(99,132)	(85,535)
Deferred tax expense (benefit)	914	61,290	(10,024)
Mortgage loans closed	(4,828,615)	(4,077,372)	(3,660,269)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,845,999	4,182,220	3,710,250
Distribution of earnings from unconsolidated joint ventures	4,596	4,788	10,016
Net change in assets and liabilities:
Increase in inventory	(6,911)	(154,099)	(85,194)
(Increase) decrease in contract land deposits	(30,863)	8,177	(32,280)
Increase in receivables	(1,008)	(348)	(8,779)
(Decrease) increase in accounts payable and accrued expenses	(30,713)	10,789	58,532
(Decrease) increase in customer deposits	(11,787)	27,797	11,271
Other, net	(557)	256	(1,860)
Net cash provided by operating activities	723,126	570,354	392,988

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(284)	(3,800)	(653)
Distribution of capital from unconsolidated joint ventures	10,515	8,029	11,672
Purchase of property, plant and equipment	(19,665)	(20,269)	(22,369)
Proceeds from the sale of property, plant and equipment	1,257	847	1,000
Net cash used in investing activities	(8,177)	(15,193)	(10,350)

Cash flows from financing activities:
Purchase of treasury stock	(846,134)	(422,166)	(455,351)
Distributions to partner in consolidated variable interest entity	(234)	—	(150)
Proceeds from the exercise of stock options	174,110	140,525	38,106
Net cash used in financing activities	(672,258)	(281,641)	(417,395)

Net increase (decrease) in cash, restricted cash, and cash equivalents	42,691	273,520	(34,757)
Cash, restricted cash, and cash equivalents, beginning of the year	689,557	416,037	450,794

Cash, restricted cash, and cash equivalents, end of the year	$732,248	$689,557	$416,037

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$24,178	$23,251	$20,922
Income taxes paid during the year, net of refunds	$181,166	$260,232	$218,984

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
At December 31, 2018 and 2017, $320 and $1,069, respectively, of cash related to a consolidated variable interest entity is included in homebuilding “Other assets” on the accompanying consolidated balance sheet.
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
NVR maintains an allowance for losses on contract land deposits that reflects the Company’s judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, NVR conducts a loss contingency analysis each quarter. In addition to considering market and economic conditions, NVR assesses contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s financial stability, a developer’s financial ability or willingness to reduce lot prices to current market prices, if necessary, and the contract’s default status by either the Company or the developer along with an analysis of the expected outcome of any such default.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

For the years ended December 31, 2018 and 2017, the Company incurred net pre-tax charges of $5,115 and $1,238, respectively, related to the impairment of contract land deposits. For the year ended December 31, 2016, the Company recognized net pre-tax recoveries of $4,269 of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $29,216 and $29,999 at December 31, 2018 and 2017, respectively.
Land Under Development
On a limited basis, NVR directly acquires raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
Land under development, including the land under development held by the Company’s unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, the Company assesses land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ direct profit, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, NVR performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of such assets. The Company’s determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. See Notes 4 and 5 for further discussion of land under development and joint venture investments, respectively.
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
Intangible Assets
On December 31, 2012, the Company acquired substantially all of the assets of Heartland Homes, Inc., which resulted in the Company recording finite-lived intangible assets and goodwill. The Company completed its annual assessment for impairment of goodwill and management determined that there was no impairment. As of December 31, 2018 and 2017, finite-lived intangible assets, net of accumulated amortization, totaled $621 and $776, respectively. The remaining finite-lived intangible assets will be amortized on a straight-line basis over 4 years. As of both December 31, 2018 and 2017, the goodwill value was $441. Finite-lived intangible assets and goodwill are included in homebuilding "Other assets" in the accompanying consolidated balance sheets.
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
Mortgage Repurchase Reserve, Mortgage Loans Held for Sale and Derivatives and Hedging Activities
NVR originates several different loan products to its customers to finance the purchase of a home through its wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from closing. All of the loans that NVRM originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Freddie Mac ("FHLMC"), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where early payment default occurs. NVRM employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains a reserve for losses on mortgage loans originated that reflects NVR’s judgment of the present loss exposure in the loans that NVRM has originated and sold. The reserve is calculated based on an analysis of historical experience and exposure (see Note 15 herein for further information).

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sale contracts lock-in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2018, there were contractual commitments to extend credit to borrowers aggregating $682,152, and open forward delivery sale contracts aggregating $1,089,923, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Weighted average number of shares outstanding used to calculate basic EPS	3,631	3,733	3,847
Dilutive securities:
Stock options and restricted share units	461	507	257
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	4,092	4,240	4,104
The assumed proceeds used in the treasury method for calculating NVR’s diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options issued under equity incentive plans were outstanding during the years ended December 31, 2018, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2018	2017	2016
Anti-dilutive securities	370	15	87

Revenues – Homebuilding Operations
NVR builds single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price,when control is transferred to our customers.
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
ASC 740-10, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of income. The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of the taxing authorities to not seek penalties from the Company for the tax positions it has taken on its returns related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, by expiration of the applicable statute of limitation, or by determination in accordance with certain states’ administrative practices that the uncertain tax position has been effectively settled (see Note 11 herein for further information).
Financial Instruments
Except as otherwise noted herein, NVR believes that the carrying value approximates the fair value of its financial instruments (see Note 14 herein for further information).
Equity-Based Compensation
The Company recognizes equity-based compensation expense within its income statement for all share-based payment arrangements, which includes non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted share units ("RSUs"). Compensation expense is based on the grant-date fair value of the Options and RSUs granted, and is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. The Company calculates the fair value of its Options, which are non-publicly traded, using the Black-Scholes option-pricing model. The grant date fair value of the RSUs is the closing price of the Company’s common stock on the day immediately preceding the date of grant. The reversal of compensation expense previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs. The Company’s equity-based compensation plans are accounted for as equity-classified awards (see Note 12 herein for further discussion of equity-based compensation plans).
Comprehensive Income
For the years ended December 31, 2018, 2017 and 2016, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year's presentation.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.
Revenue Recognition
Consistent with the Company’s previous revenue recognition practice, homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Mortgage banking revenue recognition continues to be governed by Accounting Standards Codification ("ASC") Topic 815 - Derivatives and Hedging and ASC Topic 825 - Financial Instruments, and is not subject to Topic 606. See Note 2 for disclosure of revenue by reporting segment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The Company’s contract liabilities, consisting of deposits received from customers (“Handmoney”) on homes not settled, were $138,246 and $150,033 as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recognized in revenue substantially all of the $150,033 in Handmoney held as of December 31, 2017.
The Company’s prepaid sales compensation totaled approximately $17,000 and $19,500, as of December 31, 2018 and December 31, 2017, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
Deferred Revenue
Topic 606 no longer requires sellers of real estate to consider the initial and continuing involvement criteria in ASC 360-20, but instead only conclude on the collectibility of the transaction price. On January 1, 2018, the Company recorded a cumulative-effect adjustment, net of tax, of $2,196 to recognize deferred profit on home settlements for which the Company had previously determined that there was significant continuing involvement and believed to be fully collectible. Revenue recognized in 2018 would not have been materially different under prior GAAP.
Practical Expedients and Exemption
At contract inception, the performance obligation to complete and settle the home with a customer has an expected duration of less than one year. As a result, the Company does not disclose the value of unsatisfied performance obligations for contracts.
No other adjustments were made as a result of the adoption of Topic 606.
Other recently adopted accounting pronouncements
The Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, effective January 1, 2018. In connection with the adoption of ASU 2016-15, the Company made the election to classify distributions received from unconsolidated joint ventures using the cumulative earnings approach. This election was applied retrospectively, which reclassified a portion of distributions received from the Company's unconsolidated joint ventures between operating and investing activities on the prior year consolidated statement of cash flows. The adoption of this standard did not have a material effect on the Company's consolidated statements of cash flows and related disclosures.
The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, effective January 1, 2018. The amendments in the standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. As a result, the Company's beginning-of-period and end-of-period cash balances presented in the consolidated statements of cash flows were retrospectively adjusted to include restricted cash with cash and cash equivalents. The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying consolidated statements of cash flows include cash related to a consolidated joint venture, which is included in homebuilding "Other assets" on the Company's consolidated balance sheets. The cash related to this consolidated joint venture as of December 31, 2018, 2017 and 2016 was $320, $1,069 and $1,214, respectively. The adoption of this standard did not have a material effect on the Company's consolidated statements of cash flows and related disclosures.
Recently Issued Accounting Pronouncements
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on-balance sheet with a liability equal to the present value of lease payments over the lease term and a right-of-use asset for the right to use the underlying asset over the lease term. Lessees will recognize expenses on their income statements in a manner similar to current GAAP. The standard also requires additional disclosures of key information about leasing arrangements. The standard was effective for the Company as of January 1, 2019. Based on its current portfolio of leases, the Company expects that the adoption of this standard will result in the recognition of less than $100,000 of right-of-use assets and corresponding liabilities on its balance sheet, predominately related to real estate leases.
Additionally, in July 2018 the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies with relief from the costs of implementing certain aspects of the new lease standard. The ASU amends Topic 842 so that entities may elect not to restate their comparative periods during transition. Previously, the new lease standard required that an entity apply the new rules beginning with the earliest comparative period of financial statements presented (the modified retrospective approach). The Company has elected to use the transition relief provided under Topic 842 upon adoption of the standard effective January 1, 2019.
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

2.    Segment Information, Nature of Operations, and Certain Concentrations
NVR’s homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-two metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. NVR derived approximately 30% and 10% of its 2018 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.
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
Homebuilding profit before tax includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge is eliminated in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker (“CODM”) to determine whether the operating segment’s results are providing the desired rate of return after covering the Company’s cost of capital. In addition, certain assets including goodwill and intangible assets, and consolidation adjustments as discussed further below, are not allocated to the operating segments as those assets are neither included in the operating segment’s corporate capital allocation charge, nor in the CODM’s evaluation of the operating segment’s performance. The Company records charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit. Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a corporate capital allocation charge.
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
Following are tables presenting segment revenues, profit before taxes, assets, interest income, interest expense, depreciation and amortization and expenditures for property and equipment, with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Homebuilding Mid Atlantic	$3,893,358	$3,543,687	$3,319,776
Homebuilding North East	580,726	517,141	462,385
Homebuilding Mid East	1,455,834	1,250,165	1,192,472
Homebuilding South East	1,074,386	864,528	734,590
Mortgage Banking	159,370	130,319	113,321
Consolidated revenues	$7,163,674	$6,305,840	$5,822,544

	Year Ended December 31,
	2018	2017	2016
Profit before taxes:
Homebuilding Mid Atlantic	$462,178	$398,494	$301,173
Homebuilding North East	69,789	60,218	21,947
Homebuilding Mid East	175,134	149,639	121,166
Homebuilding South East	118,296	95,826	71,098
Mortgage Banking	93,462	73,959	63,711
Total segment profit	918,859	778,136	579,095
Reconciling items:
Contract land deposit reserve adjustment (1)	783	1,307	10,933
Equity-based compensation expense (2)	(75,701)	(44,562)	(43,598)
Corporate capital allocation (3)	213,903	198,384	189,992
Unallocated corporate overhead	(89,973)	(89,514)	(89,376)
Consolidation adjustments and other	15,829	26,143	35,204
Corporate interest expense	(23,968)	(22,983)	(20,553)
Reconciling items sub-total	40,873	68,775	82,602
Consolidated profit before taxes	$959,732	$846,911	$661,697

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)
The increase in equity-based compensation expense for the year ended December 31, 2018 was primarily attributable to the issuance of Options and RSUs in the second quarter of 2018. See Note 12 for additional discussion of equity-based compensation.

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$123,855	$123,028	$119,758
Homebuilding North East	17,893	16,115	18,132
Homebuilding Mid East	35,803	29,663	28,303
Homebuilding South East	36,352	29,578	23,799
Total corporate capital allocation charge	$213,903	$198,384	$189,992

	As of December 31,
	2018	2017
Assets:
Homebuilding Mid Atlantic	$1,018,953	$1,079,225
Homebuilding North East	144,412	143,008
Homebuilding Mid East	290,815	263,019
Homebuilding South East	332,468	277,705
Mortgage Banking	517,075	397,052
Total segment assets	2,303,723	2,160,009
Reconciling items:
Cash and cash equivalents	688,783	645,087
Deferred taxes	112,333	111,953
Intangible assets and goodwill	49,989	50,144
Contract land deposit reserve	(29,216)	(29,999)
Consolidation adjustments and other	40,321	52,085
Reconciling items sub-total	862,210	829,270
Consolidated assets	$3,165,933	$2,989,279

	Year Ended December 31,
	2018	2017	2016
Interest income:
Mortgage Banking	$11,593	$7,850	$7,569
Total segment interest income	11,593	7,850	7,569
Other unallocated interest income	8,588	4,554	1,111
Consolidated interest income	$20,181	$12,404	$8,680

	Year Ended December 31,
	2018	2017	2016
Interest expense:
Homebuilding Mid Atlantic	$123,908	$123,075	$119,808
Homebuilding North East	17,897	16,117	18,141
Homebuilding Mid East	35,804	29,663	28,307
Homebuilding South East	36,362	29,583	23,804
Mortgage Banking	1,045	1,148	1,086
Total segment interest expense	215,016	199,586	191,146
Corporate capital allocation (3)	(213,903)	(198,384)	(189,992)
Senior Notes and other interest	23,968	22,983	20,553
Consolidated interest expense	$25,081	$24,185	$21,707

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization:
Homebuilding Mid Atlantic	$7,753	$8,095	$8,089
Homebuilding North East	1,600	2,034	2,053
Homebuilding Mid East	3,481	3,590	3,748
Homebuilding South East	2,523	2,531	2,276
Mortgage Banking	1,489	1,297	1,117
Total segment depreciation and amortization	16,846	17,547	17,283
Unallocated corporate	3,322	5,120	4,986
Consolidated depreciation and amortization	$20,168	$22,667	$22,269

	Year Ended December 31,
	2018	2017	2016
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$6,657	$9,257	$8,838
Homebuilding North East	1,074	1,299	3,423
Homebuilding Mid East	4,302	3,117	4,027
Homebuilding South East	2,732	3,313	3,594
Mortgage Banking	1,677	2,723	726
Total segment expenditures for property and equipment	16,442	19,709	20,608
Unallocated corporate	3,223	560	1,761
Consolidated expenditures for property and equipment	$19,665	$20,269	$22,369

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
As of December 31, 2018, NVR controlled approximately 95,750 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $420,900 and $3,800, respectively. As noted above, NVR’s sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements and, in very limited circumstances, specific performance obligations.
In addition, NVR has certain properties under contract with land owners that are expected to yield approximately 7,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $4,500 and $150, respectively, as of December 31, 2018, of which approximately $1,700 is refundable if NVR does not perform under the contract. NVR generally expects to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
NVR’s total risk of loss related to contract land deposits as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Contract land deposits	$425,393	$400,428
Loss reserve on contract land deposits	(29,216)	(29,999)
Contract land deposits, net	396,177	370,429
Contingent obligations in the form of letters of credit	3,923	1,996
Contingent specific performance obligations (1)	1,505	1,505
Total risk of loss	$401,605	$373,930

(1)	As of both December 31, 2018 and 2017, the Company was committed to purchase 10 finished lots under specific performance obligations.

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
During 2018, the Company recognized an impairment of approximately $7,400, including approximately $760 of capitalized interest, related to one of these JVs. The charge was recorded to homebuilding "Cost of sales" on the accompanying consolidated statements of income. None of the other JVs had any indicators of impairment during 2018.
At December 31, 2018, the Company had an aggregate investment totaling approximately $29,400 in six JVs that are expected to produce approximately 6,800 finished lots, of which approximately 3,450 lots were controlled by the Company and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, NVR had

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

additional funding commitments in the aggregate totaling $5,000 to three of the JVs at December 31, 2018. The Company has determined that it is not the primary beneficiary of five of the JVs because NVR and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $29,400 and $45,200 at December 31, 2018 and 2017, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, NVR has concluded that it is the primary beneficiary because the Company has the controlling financial interest in the JV.
The condensed balance sheets of the consolidated JV at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Assets:
Cash	$320	$1,069
Other assets	—	37
Total assets	$320	$1,106

Liabilities and equity:
Accrued expenses	$282	$487
Equity	38	619
Total liabilities and equity	$320	$1,106

At December 31, 2017, the Company had an aggregate investment totaling approximately $45,500 in six JVs that were expected to produce approximately 7,300 finished lots, of which approximately 3,900 lots were controlled by the Company and the remaining approximately 3,400 lots were either under contract with unrelated parties or not currently under contract. In addition, at December 31, 2017, NVR had additional funding commitments in the aggregate totaling $5,300 to three of the JVs.
With the Company's adoption of ASU 2016-15 effective January 1, 2018, the Company made the election to classify distributions received from unconsolidated JVs using the cumulative earnings approach. As a result, distributions received up to the amount of cumulative earnings recognized by the Company are reported as distributions of earnings and those in excess of that amount are reported as a distribution of capital. These distributions are classified within the accompanying consolidated statements of cash flows as cash flows from operating activities and investing activities, respectively. See Note 1 for additional discussion regarding the Company's adoption of ASU 2016-15.

5.    Land Under Development
On a limited basis, NVR directly acquires raw land parcels already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.
As of December 31, 2018, NVR directly owned three separate raw parcels of land with a carrying value of $38,857 that it intends to develop into approximately 500 finished lots primarily for use in its homebuilding operations. The Company also has additional funding commitments of approximately $7,300 under a joint development agreement related to one parcel, a portion of which the Company expects will be offset by development credits of approximately $4,600. None of the raw parcels had any indicators of impairment as of December 31, 2018.
As of December 31, 2017, NVR directly owned four separate raw parcels of land with a carrying value of $34,212, which were expected to produce approximately 500 finished lots.

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

NVR’s interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2018, 2017 and 2016 was as follows:

	December 31,
	2018	2017	2016
Interest capitalized, beginning of year	$5,583	$5,106	$4,434
Interest incurred	26,277	26,384	25,951
Interest charged to interest expense	(25,081)	(24,185)	(21,707)
Interest charged to cost of sales	(2,625)	(1,722)	(3,572)
Interest capitalized, end of year	$4,154	$5,583	$5,106

7.    Related Party Transactions
During the year ended December 31, 2018, NVR entered into Lot Purchase Agreements to purchase finished building lots for a total purchase price of approximately $121,700 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of the Company’s directors, William Moran. The independent members of the Company’s Board of Directors approved these transactions. During 2018, 2017 and 2016, NVR purchased developed lots at market prices from Elm Street for approximately $36,100, $37,100 and $44,500, respectively.
The Company also continues to control a parcel of raw land expected to yield approximately 2,300 finished lots through a JV entered into with Elm Street during 2009. NVR did not make any investments in the JV in 2018. During 2017, NVR and Elm Street each made an additional investment of $2,900 in the JV. Further, during 2016, the Company paid Elm Street $143 to manage the development of a property that the Company purchased from Elm Street in 2010. No management fees were paid to Elm Street in 2018 or 2017 related to this property.

8.    Property, Plant and Equipment (“PP&E”)

	December 31,
	2018	2017
Homebuilding:
Office facilities and other	$37,789	$35,219
Model home furniture and fixtures	31,593	33,901
Production facilities	64,667	61,348
Gross Homebuilding PP&E	134,049	130,468
Less: accumulated depreciation	(91,815)	(87,277)
Net Homebuilding PP&E	$42,234	$43,191

Mortgage Banking:
Office facilities and other	$13,724	$14,069
Less: accumulated depreciation	(7,214)	(7,742)
Net Mortgage Banking PP&E	$6,510	$6,327

9.    Debt
Senior Notes
On September 10, 2012, NVR completed an offering for $600,000 of Senior Notes under a shelf registration statement filed on September 5, 2012 with the Securities and Exchange Commission. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The offering of the Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes have been reflected net of unamortized debt issuance costs of $1,886 and $2,395 as of December 31, 2018 and 2017, respectively.

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
Credit Agreement
On July 15, 2016, NVR entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, the Company may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $9,000 was outstanding at December 31, 2018, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on the Company’s debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is July 15, 2021. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2018.  There was no debt outstanding under the Facility at December 31, 2018.
Repurchase Agreement
On July 25, 2018, NVRM entered into the Tenth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and nine earlier amendments, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub limits.
Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.95%. The Pricing Rate at December 31, 2018 was 4.513%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s mortgage loans held for sale. At December 31, 2018, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2018 and 2017, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 24, 2019.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. The Company was in compliance with all covenants under the Repurchase Agreement at December 31, 2018.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

10.    Common Stock
There were approximately 3,578 and 3,691 common shares outstanding at December 31, 2018 and 2017, respectively. The Company made the following share repurchases during the years indicated:

	Year Ended December 31,
	2018	2017	2016
Aggregate purchase price	$846,134	$422,166	$455,351
Number of shares repurchased	301	167	280

The Company issues shares from the treasury account for all equity plan activity. The Company issued 188, 165 and 83 such shares during 2018, 2017 and 2016, respectively.

11.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$126,358	$211,641	$209,454
State	37,038	37,006	38,095
Deferred:
Federal	138	60,785	(9,230)
State	(999)	(42)	(1,884)
Income tax expense	$162,535	$309,390	$236,435

Deferred income taxes on NVR’s consolidated balance sheets were comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$51,316	$49,063
Deferred compensation	4,693	4,743
Equity-based compensation expense	40,744	36,799
Inventory	9,242	9,393
Unrecognized tax benefit	13,587	14,351
Other	5,113	9,681
Total deferred tax assets	124,695	124,030
Less: Deferred tax liabilities	6,091	4,511
Net deferred tax asset	$118,604	$119,519
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.
Management believes that the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $636,849 for the year ended December 31, 2018, and was $621,587 for the year ended December 31, 2017.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

A reconciliation of income taxes computed at the federal statutory rate (21% in 2018 and 35% in 2017 and 2016) to income tax expense is as follows:

	Year Ended December 31,
	2018	2017	2016
Income taxes computed at the federal statutory rate	$201,544	$296,419	$231,595
State income taxes, net of federal income tax benefit (1)	42,944	30,046	23,738
Excess tax benefits from equity-based compensation (2)	(77,478)	(58,681)	—
Remeasurement of net deferred tax assets due to enactment of Tax Cut and Jobs Act (3)	(497)	62,702	—
Other, net (4)	(3,978)	(21,096)	(18,898)
Income tax expense	$162,535	$309,390	$236,435

(1)	Excludes state excess tax benefits from equity-based compensation included in the line below.

(2)	ASU 2016-09 adopted January 1, 2017. Excess tax benefits related to equity-based compensation of $13,661 in 2016 were recorded to shareholders' equity.

(3)	The enactment of the Tax Cuts and Jobs Act in December 2017 required a remeasurement of the Company's net deferred tax assets and resulted in additional income tax expense of $62,702.

(4)
Primarily attributable to tax benefits from certain energy credits for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, this was primarily attributable to tax benefits from the domestic production activities deduction. The domestic production activities deduction was eliminated effective January 1, 2018, following the enactment of the Tax Cuts and Jobs Act in December 2017.

The Company’s effective tax rate in 2018, 2017 and 2016 was 16.94%, 36.53% and 35.73%, respectively.
The Company files a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where the Company maintains operations. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$45,337	$46,110
Additions based on tax positions related to the current year	4,340	4,793
Reductions for tax positions of prior years	(6,259)	(5,566)
Settlements	—	—
Balance at end of year	$43,418	$45,337

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $34,300 as of December 31, 2018.
The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2018, 2017, and 2016, the Company recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $1,384, $1,065 and $1,582, respectively. As of December 31, 2018 and 2017, the Company had a total of $17,191 and $18,575, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets. Based on its historical experience in dealing with various taxing authorities, the Company has found that it is the administrative practice of these authorities to not seek penalties from the Company for the tax positions it has taken on its returns, related to its unrecognized tax benefits. Therefore, the Company does not accrue penalties for the positions in which it has an unrecognized tax benefit. However, if such penalties were to be accrued, they would be recorded as a component of income tax expense.
The Company believes that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2018 will be reduced by approximately $11,570 due to statute expiration and effectively settled positions in various state jurisdictions.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

12.    Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans
Equity-Based Compensation Plans
NVR’s equity-based compensation plans provide for the granting of Options and RSUs to key management employees, including executive officers and members of our Board of Directors ("Directors"), of the Company. The exercise price of Options granted is equal to the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant. Options are granted for a ten-year term and typically vest in separate tranches over periods of 3 to 6 years. RSUs generally vest in separate tranches over periods of 2 to 6 years. Grants are generally divided such that vesting for 50% of the grant is contingent solely on continued employment or service as a Director, while vesting for the remaining 50% of the grant is contingent upon both continued employment or service as a Director and the achievement of a performance metric based on the Company’s return on capital performance relative to a peer group during a three year period specified on the date of Option grant.
The following table provides a summary of each of the Company’s equity-based compensation plans for any plan with grants outstanding at December 31, 2018:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2000 Broadly-Based Stock Option Plan	2,000	63	—
2010 Equity Incentive Plan (1)	700	160	26
2014 Equity Incentive Plan (2)	950	701	102
2018 Equity Incentive Plan (3)	275	146	129

(1)
During 2010, the Company’s shareholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to issue Options and RSUs to key management employees, including executive officers and Directors.  Of the 700 aggregate shares available to issue, up to 240 may be granted in the form of RSUs.  There were 139 Options and 21 RSUs outstanding as of December 31, 2018. Of the 26 shares available to be issued under the 2010 Plan, 22 may be granted as RSUs.

(2)
During 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the Company to issue Options to key management employees, including executive officers and Directors.

(3)
The Company’s shareholders approved the 2018 Equity Incentive Plan (the "2018 Plan") at the Company’s Annual Meeting of Shareholders held on May 2, 2018. The 2018 Plan authorizes the Company to issue up to an aggregate of 275 shares of the Company’s common stock in the form of Options and RSUs to key management employees, including executive officers and Directors. Of the 275 aggregate shares available to issue, all may be granted in the form of Options and up to 40 may be granted in the form of RSUs.

During 2018, the Company issued 345 Options and 16 RSUs under the 2010 Plan, the 2014 Plan, and the 2018 Plan as follows:

	2010 Plan	2014 Plan	2018 Plan
Options Granted
Options (4)	6	93	73
Performance-based Options (5)	—	100	73
Total Options Granted	6	193	146

RSUs Granted
RSUs (6)	8	—	—
Performance-based RSUs (7)	8	—	—
Total RSUs Granted	16	—	—
(4) Of the 172 service-only Options granted, 34 will generally vest over two years in 50% increments on December 31, 2020 and 2021; the remaining 138 Options will generally vest over four years in 25% increments on December 31, 2020, 2021,

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

2022, and 2023. Vesting for the Options is contingent solely upon continued employment or continued service as a Director.
(5) Of the 173 performance-based Options granted, 34 will vest over two years in 50% increments on December 31, 2020 and 2021; the remaining 139 performance-based Options will generally vest over four years in 25% increments on December 31, 2020, 2021, 2022, and 2023. Vesting for the performance-based Options is contingent upon both continued employment or continued service as a Director and the Company's return on capital performance during 2018 through 2020.
(6) The service-only RSUs granted will vest over two years in 50% increments on December 31, 2022 and 2023. Vesting for the RSUs is contingent solely upon continued employment.
(7) The performance-based RSUs granted will vest over two years in 50% increments on December 31, 2022 and 2023. Vesting for the performance-based RSUs is contingent upon both continued employment and the Company's return on capital performance during 2018 through 2020.
The following table provides additional information relative to NVR’s equity-based compensation plans for the year ended December 31, 2018:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2017	916	$1,119.92
Granted	345	3,013.61
Exercised	(182)	954.49
Forfeited	(30)	1,283.48
Outstanding at December 31, 2018	1,049	$1,766.87	6.5	$910,014
Exercisable at December 31, 2018	466	$1,032.44	4.6	$655,141

RSUs
Outstanding at December 31, 2017	10
Granted	16
Vested	(5)
Forfeited	—
Outstanding at December 31, 2018	21			$50,719
Vested, but not issued at December 31, 2018	5			$11,532

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
The fair value of the Options granted during 2018, 2017 and 2016 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2018	2017	2016
Estimated option life (years)	5.06	5.26	5.27
Risk free interest rate (range)	2.19%-3.13%	1.53%-2.38%	0.86%-2.21%
Expected volatility (range)	16.57%-20.05%	15.09%-17.95%	15.91%-23.49%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$687.81	$494.17	$320.21

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The weighted-average grant date fair value per share of $3,015.83 for the RSUs was the closing price of the Company’s common stock on the day immediately preceding the date of grant.
Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. The Company currently believes that it is probable that the stated performance condition will be satisfied at the target level and is recognizing compensation expense related to such Options and RSUs accordingly. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees.
In connection with the adoption of ASU 2016-09 on January 1, 2017, the Company made the election to recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. For the year ended December 31, 2016, the Company estimated forfeitures based on its historical forfeiture rate. In 2018, 2017 and 2016, the Company recognized $75,701, $44,562, and $43,598 in equity-based compensation costs, respectively, and approximately $17,200, $17,100, and $17,000 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2018, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $302,000. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2024. The weighted-average period over which the unrecognized compensation will be recorded is equal to approximately 2.6 years.
The Company settles Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2018, 2017 and 2016, the Company issued 188, 165 and 83 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2018	2017	2016
Aggregate exercise proceeds	$174,110	$140,525	$38,106
Aggregate intrinsic value on exercise dates	$355,318	$206,890	$96,600
Profit Sharing Plans
NVR has a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by the NVR Board of Directors. The combined plan contribution for the years ended December 31, 2018, 2017 and 2016 was approximately $19,500, $18,400 and $16,700, respectively. The ESOP purchased approximately 7 and 6 shares of NVR common stock in the open market for the 2018 and 2017 plan year contributions, respectively, using cash contributions provided by the Company. As of December 31, 2018, all shares held by the ESOP had been allocated to participants’ accounts. The 2018 plan year contribution was funded and fully allocated to participants in February 2019.
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
The rabbi trust account held 107 and 109 shares of NVR common stock as of December 31, 2018 and 2017, respectively. Shares held by the Deferred Comp Plans are treated as outstanding shares in the Company’s earnings per share calculation for each of the years ended December 31, 2018, 2017 and 2016.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

13.    Commitments and Contingent Liabilities
NVR is committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these operating leases as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$31,564
2020	22,210
2021	17,331
2022	13,667
2023	10,324
Thereafter	12,607
107,703
Sublease income	(25)
$107,678
Total rent expense incurred under operating leases was approximately $52,900, $49,400 and $45,800 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company generally does not engage in the land development business. Instead, the Company typically acquires finished building lots at market prices from various development entities under Lot Purchase Agreements. The Lot Purchase Agreements require deposits that may be forfeited if the Company fails to perform under the agreement. The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. At December 31, 2018, assuming that contractual development milestones are met and the Company exercises its option, the Company expects to place additional forfeitable deposits with land developers under existing Lot Purchase Agreements of approximately $193,600. The Company also has one specific performance contract pursuant to which the Company is committed to purchase 10 finished lots at an aggregate purchase price of approximately $1,505. Additionally, as of December 31, 2018, we had funding commitments totaling approximately $7,300 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $4,600.
During the ordinary course of operating the homebuilding and mortgage banking businesses, the Company is required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize its obligations under various contracts. The Company had approximately $37,600 of contingent obligations under such agreements, including approximately $9,000 for letters of credit issued under the Credit Agreement as of December 31, 2018. The Company believes it will fulfill its obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
The following table reflects the changes in the Company’s warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2018	2017	2016
Warranty reserve, beginning of year	$94,513	$93,895	$87,407
Provision	62,553	44,652	50,787
Payments	(53,366)	(44,034)	(44,299)
Warranty reserve, end of year	$103,700	$94,513	$93,895

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
Financial Instruments
The estimated fair values of NVR’s Senior Notes as of December 31, 2018 and 2017 were $594,000 and $630,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values at December 31, 2018 and 2017 were $597,681 and $597,066, respectively. Except as otherwise noted below, NVR believes that insignificant differences exist between the carrying value and the fair value of its financial instruments, which consists primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM, enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock-in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2018, there were contractual commitments to extend credit to borrowers aggregating $682,152 and open forward delivery contracts aggregating $1,089,923, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2018, the fair value of loans held for sale of $458,324 included on the accompanying consolidated balance sheet has been increased by $10,880 from the aggregate principal balance of $447,444. As of December 31, 2017, the fair value of loans held for sale of $352,489 were increased by $1,931 from the aggregate principal balance of $350,558.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2018	2017
Rate lock commitments:
Gross assets	$13,831	$5,400
Gross liabilities	345	1,832
Net rate lock commitments	$13,486	$3,568
Forward sales contracts:
Gross assets	$64	$992
Gross liabilities	10,121	667
Net forward sales contracts	$(10,057)	$325
As of December 31, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets. As of December 31, 2017, both the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets."
The fair value measurement as of December 31, 2018 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$682,152	$1,360	$4,630	$7,496	$—	$13,486
Forward sales contracts	$1,089,923	—	—	—	(10,057)	(10,057)
Mortgages held for sale	$447,444	1,267	3,637	5,976	—	10,880
Total fair value measurement		$2,627	$8,267	$13,472	$(10,057)	$14,309
The total fair value measurement as of December 31, 2017 was $5,824. For the years ended December 31, 2018, and 2017, NVRM recorded a fair value adjustment to income of $8,485 and $1,638, respectively. For the year ended December 31, 2016, NVRM recorded a fair value adjustment to expense of $3,147.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.    Mortgage Repurchase Reserve
During the years ended December 31, 2018, 2017 and 2016, the Company recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $3,200, $2,900 and $2,000, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $15,600 and $14,000 at December 31, 2018 and 2017, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

16.    Quarterly Results (unaudited)
The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues – homebuilding operations	$1,954,403	$1,809,345	$1,750,463	$1,490,093
Gross profit – homebuilding operations	$363,668	$336,696	$333,666	$278,147
Mortgage banking fees	$40,145	$43,062	$36,842	$39,321
Net income	$232,158	$195,816	$203,174	$166,049
Diluted earnings per share	$58.57	$48.28	$49.05	$39.34
New orders (units)	3,841	4,302	4,964	5,174
Settlements (units)	5,186	4,754	4,611	3,896
Backlog, end of period (units)	8,365	9,710	10,162	9,809
Loans closed	$1,356,430	$1,249,199	$1,214,101	$1,009,673

	Year Ended December 31, 2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues – homebuilding operations	$1,781,494	$1,633,726	$1,512,714	$1,247,587
Gross profit – homebuilding operations	$343,187	$325,755	$294,631	$221,570
Mortgage banking fees	$34,842	$34,194	$31,778	$29,505
Net income	$124,619	$162,102	$147,877	$102,923
Diluted earnings per share	$28.88	$38.02	$35.19	$25.12
New orders (units)	4,306	4,200	4,678	4,424
Settlements (units)	4,630	4,158	3,917	3,256
Backlog, end of period (units)	8,531	8,855	8,813	8,052
Loans closed	$1,229,695	$1,115,494	$1,041,613	$843,341