Form 10-Q
period 2019-03-31
NVR INC
filed 2019-05-01
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2019 there were 3,590,137 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Homebuilding:
Cash and cash equivalents	$805,195	$688,783
Restricted cash	19,609	16,982
Receivables	30,488	18,641
Inventory:
Lots and housing units, covered under sales agreements with customers	1,101,147	1,076,904
Unsold lots and housing units	122,966	115,631
Land under development	37,781	38,857
Building materials and other	19,275	21,718
	1,281,169	1,253,110

Contract land deposits, net	389,332	396,177
Property, plant and equipment, net	43,269	42,234
Operating lease right-of-use assets	65,519	—
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	192,115	184,004
	2,868,276	2,641,511
Mortgage Banking:
Cash and cash equivalents	11,258	23,092
Restricted cash	4,337	3,071
Mortgage loans held for sale, net	422,557	458,324
Property and equipment, net	6,274	6,510
Operating lease right-of-use assets	12,370	—
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	30,352	26,078
	494,495	524,422
Total assets	$3,362,771	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$283,119	$244,496
Accrued expenses and other liabilities	310,880	332,871
Customer deposits	142,634	138,246
Operating lease liabilities	72,965	—
Senior notes	597,836	597,681
	1,407,434	1,313,294
Mortgage Banking:
Accounts payable and other liabilities	43,327	44,077
Operating lease liabilities	13,234	—
	56,561	44,077
Total liabilities	1,463,995	1,357,371

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2019 and December 31, 2018	206	206
Additional paid-in capital	1,899,100	1,820,223
Deferred compensation trust – 107,295 and 107,340 shares of NVR, Inc. common stock as of March 31, 2019 and December 31, 2018, respectively	(16,912)	(16,937)
Deferred compensation liability	16,912	16,937
Retained earnings	7,219,739	7,031,333
Less treasury stock at cost – 16,964,581 and 16,977,499 shares as of March 31, 2019 and December 31, 2018, respectively	(7,220,269)	(7,043,200)
Total shareholders' equity	1,898,776	1,808,562
Total liabilities and shareholders' equity	$3,362,771	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Homebuilding:
Revenues	$1,643,206	$1,490,093
Other income	5,737	1,977
Cost of sales	(1,338,806)	(1,211,946)
Selling, general and administrative	(115,734)	(105,547)
Operating income	194,403	174,577
Interest expense	(5,993)	(6,007)
Homebuilding income	188,410	168,570

Mortgage Banking:
Mortgage banking fees	43,805	39,321
Interest income	2,833	2,093
Other income	539	524
General and administrative	(16,758)	(19,235)
Interest expense	(222)	(275)
Mortgage banking income	30,197	22,428

Income before taxes	218,607	190,998
Income tax expense	(30,201)	(24,949)

Net income	$188,406	$166,049

Basic earnings per share	$52.23	$45.19

Diluted earnings per share	$47.64	$39.34

Basic weighted average shares outstanding	3,607	3,675

Diluted weighted average shares outstanding	3,955	4,220

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$188,406	$166,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,062	5,036
Equity-based compensation expense	19,333	9,509
Contract land deposit and other impairments (recoveries), net	542	(215)
Gain on sale of loans, net	(34,957)	(31,320)
Mortgage loans closed	(1,141,720)	(1,009,675)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,204,898	1,045,538
Distribution of earnings from unconsolidated joint ventures	608	1,383
Net change in assets and liabilities:
Increase in inventory	(28,059)	(98,193)
Decrease in contract land deposits	6,303	8,753
Increase in receivables	(12,005)	(4,585)
Increase (decrease) in accounts payable and accrued expenses	21,152	(25,035)
Increase in customer deposits	4,388	17,453
Other, net	(6,096)	(6,670)
Net cash provided by operating activities	227,855	78,028

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(335)	—
Distribution of capital from unconsolidated joint ventures	3,257	2,482
Purchase of property, plant and equipment	(5,285)	(3,113)
Proceeds from the sale of property, plant and equipment	484	195
Net cash used in investing activities	(1,879)	(436)

Cash flows from financing activities:
Purchase of treasury stock	(216,499)	(357,242)
Proceeds from the exercise of stock options	98,974	40,804
Net cash used in financing activities	(117,525)	(316,438)

Net increase (decrease) in cash, restricted cash, and cash equivalents	108,451	(238,846)
Cash, restricted cash, and cash equivalents, beginning of the period	732,248	689,557

Cash, restricted cash, and cash equivalents, end of the period	$840,699	$450,711

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$11,910	$11,977
Income taxes paid during the period, net of refunds	$2,316	$3,333

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three months ended March 31, 2019 and 2018, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of March 31, 2019 and December 31, 2018 was $300 and $320, respectively, and as of March 31, 2018 and December 31, 2017 was $1,148 and $1,069, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers (“Handmoney”) on homes not settled, were $142,634 and $138,246 as of March 31, 2019 and December 31, 2018, respectively. We expect that substantially all of the December 31, 2018 Handmoney balance will be recognized in revenue in 2019. Our prepaid sales compensation totaled approximately $16,300 and $17,000, as of March 31, 2019 and December 31, 2018, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which requires the recognition of our leases on the balance sheet as right-of-use ("ROU") assets and lease liabilities. We elected to adopt Topic 842 using the effective date transition method, which permits us to apply the new standard prospectively and present comparative years under legacy GAAP.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

In adoption of the standard, we also elected the following:

•
to apply the package of practical expedients during transition, under which we were not required to reassess as of the date of adoption (i) whether any of our contracts are or contain leases, (ii) the classifications of our leases, and (iii) any initial direct costs related to those leases.

•	to exclude leases with an initial lease term of 12 months or less from the recognition requirements under Topic 842.

•	to utilize the portfolio approach for certain office equipment leases, grouping leases by asset type which have similar lease terms and payment schedules.
Upon adoption, on January 1, 2019 we recorded a lease liability of $85,516 and a ROU asset of $79,345, which was recorded net of previously recognized straight-line operating lease adjustments on existing leases. The adoption of Topic 842 did not have an impact on our recognition of lease expense. See additional lease disclosures in Note 13.
2.    Variable Interest Entities ("VIEs")
Fixed Price Finished Lot Purchase Agreements (“Lot Purchase Agreements”)
We generally do not engage in the land development business.  Instead, we typically acquire finished building lots at market prices from various development entities under Lot Purchase Agreements.  The Lot Purchase Agreements require deposits that may be forfeited if we fail to perform under the Lot Purchase Agreements.  The deposits required under the Lot Purchase Agreements are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
We believe this lot acquisition strategy reduces the financial requirements and risks associated with direct land ownership and land development.  We may, at our option, choose for any reason and at any time not to perform under these Lot Purchase Agreements by delivering notice of our intent not to acquire the finished lots under contract.  Our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the Lot Purchase Agreements.  None of the creditors of any of the development entities with which we enter Lot Purchase Agreements have recourse to our general credit.  We generally do not have any specific performance obligations to purchase a certain number or any of the lots, nor do we guarantee completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.
We are not involved in the design or creation of the development entities from which we purchase lots under Lot Purchase Agreements.  The developer’s equity holders have the power to direct 100% of the operating activities of the development entity.  We have no voting rights in any of the development entities.  The sole purpose of the development entity’s activities is to generate positive cash flow returns for the equity holders.  Further, we do not share in any of the profit or loss generated by the project’s development.  The profits and losses are passed directly to the developer’s equity holders.
The deposit placed by us pursuant to the Lot Purchase Agreement is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be VIEs.  Therefore, the development entities with which we enter into Lot Purchase Agreements, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by us.  An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE.  An enterprise is deemed to have a controlling financial interest if it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
The development entities with which we contract to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from us, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of us.  We possess no more than limited protective legal rights through the Lot Purchase Agreement in the specific finished lots that we are purchasing, and we possess no participative rights in the development entities.  Accordingly, we do not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance.  For this reason, we have concluded that we are not the primary beneficiary of the development entities with which we enter into Lot Purchase Agreements, and therefore, we do not consolidate any of these VIEs.
As of March 31, 2019, we controlled approximately 94,500 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $415,600 and $3,900, respectively.  As noted above, our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $2,000 and $100, respectively, as of March 31, 2019, of which approximately $1,700 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Contract land deposits	$417,598	$425,393
Loss reserve on contract land deposits	(28,266)	(29,216)
Contract land deposits, net	389,332	396,177
Contingent obligations in the form of letters of credit	4,009	3,923
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$394,846	$401,605

(1)	As of both March 31, 2019 and December 31, 2018, we were committed to purchase 10 finished lots under specific performance obligations.
3.    Joint Ventures
On a limited basis, we obtain finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested, or have committed to invest, in addition to any deposits placed under Lot Purchase Agreements with the joint venture. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into Lot Purchase Agreements to purchase lots from these JVs, and as a result have a variable interest in these JVs.
At March 31, 2019, we had an aggregate investment totaling approximately $31,100 in six JVs that are expected to produce approximately 6,700 finished lots, of which approximately 3,300 lots were controlled by us and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

the remaining approximately 3,400 lots were either under contract with unrelated parties or not currently under contract. In addition, we had additional funding commitments totaling approximately $4,700 in the aggregate to three of the JVs at March 31, 2019. We have determined that we are not the primary beneficiary of five of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $31,100 and $29,400 at March 31, 2019 and December 31, 2018, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2018, all activities under the consolidated JV had been completed. As of March 31, 2019, we had no investment remaining in the JV and the JV had remaining balances of $300 in cash and $264 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
We recognize income from the JVs as a reduction to the lot cost of the lots purchased from the respective JVs when the homes are settled, based on the expected total profitability and the total number of lots expected to be produced by the respective JVs.
We classify distributions received from unconsolidated JVs using the cumulative earnings approach. As a result, distributions received up to the amount of cumulative earnings recognized by us are reported as distributions of earnings and those in excess of that amount are reported as a distribution of capital. These distributions are classified within the accompanying condensed consolidated statements of cash flows as cash flows from operating activities and investing activities, respectively.
4.    Land Under Development
On a limited basis, we directly acquire raw land parcels already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest where applicable, and real estate taxes.
As of March 31, 2019, we directly owned a total of three separate raw land parcels with a carrying value of $37,781 that are expected to produce approximately 500 finished lots. We also have additional funding commitments of approximately $6,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,100.
None of the raw parcels had any indicators of impairment as of March 31, 2019.
5.    Capitalized Interest
We capitalize interest costs to land under development during the active development of finished lots.  In addition, we capitalize interest costs on our JV investments while the investments are considered qualified assets pursuant to ASC Topic 835-20 - Interest. Capitalized interest is transferred to sold or unsold inventory as the development of finished lots is completed, then charged to cost of sales upon our settlement of homes and the respective lots.  Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in our capitalized interest during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Interest capitalized, beginning of period	$4,154	$5,583
Interest incurred	6,499	6,595
Interest charged to interest expense	(6,215)	(6,282)
Interest charged to cost of sales	(298)	(351)
Interest capitalized, end of period	$4,140	$5,545
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares outstanding used to calculate basic EPS	3,607	3,675
Dilutive securities:
Stock options and restricted share units	348	545
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,955	4,220
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three months ended March 31, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Anti-dilutive securities	363	15

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

Net income	—	—	188,406	—	—	—	188,406
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(216,499)	—	—	(216,499)
Equity-based compensation	—	19,333	—	—	—	—	19,333
Proceeds from Options exercised	—	98,974	—	—	—	—	98,974
Treasury stock issued upon option exercise and restricted share vesting	—	(39,430)	—	39,430	—	—	—
Balance, March 31, 2019	$206	$1,899,100	$7,219,739	$(7,220,269)	$(16,912)	$16,912	$1,898,776
A summary of changes in shareholders’ equity for the three months ended March 31, 2018 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	166,049	—	—	—	166,049
Deferred compensation activity, net	—	—	—	—	(6)	6	—
Purchase of common stock for treasury	—	—	—	(357,242)	—	—	(357,242)
Equity-based compensation	—	9,509	—	—	—	—	9,509
Proceeds from Options exercised	—	40,804	—	—	—	—	40,804
Treasury stock issued upon option exercise and restricted share vesting	—	(16,410)	—	16,410	—	—	—
Balance, March 31, 2018	$206	$1,678,100	$6,400,185	$(6,611,683)	$(17,389)	$17,389	$1,466,808
We repurchased approximately 82 and 116 shares of our common stock during the three months ended March 31, 2019 and 2018, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 95 and 44 shares were issued from the treasury account during the three months ended March 31, 2019 and 2018, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

8.    Product Warranties
We establish warranty and product liability reserves (“Warranty Reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the estimated current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases.
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Warranty reserve, beginning of period	$103,700	$94,513
Provision	11,823	11,527
Payments	(12,671)	(10,434)
Warranty reserve, end of period	$102,852	$95,606
9.    Segment Disclosures
We disclose four homebuilding reportable segments that aggregate geographically our homebuilding operating segments, and our mortgage banking operations presented as one reportable segment.  The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

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
Assets not allocated to the operating segments are not included in either the operating segment’s corporate capital allocation charge or the CODM’s evaluation of the operating segment’s performance.  We record charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs.  Mortgage banking operations are not charged a corporate capital allocation charge.
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  Overhead functions such as accounting, treasury and human resources are centrally performed and these costs are not allocated to our operating segments.  Consolidation

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments.  External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 (the “Senior Notes”) and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2019	2018
Revenues:
Homebuilding Mid Atlantic	$881,324	$842,496
Homebuilding North East	122,627	122,714
Homebuilding Mid East	338,549	290,237
Homebuilding South East	300,706	234,646
Mortgage Banking	43,805	39,321
Total consolidated revenues	$1,687,011	$1,529,414

	Three Months Ended March 31,
	2019	2018
Income before taxes:
Homebuilding Mid Atlantic	$99,364	$91,047
Homebuilding North East	11,460	15,704
Homebuilding Mid East	35,475	27,211
Homebuilding South East	35,036	23,237
Mortgage Banking	29,558	22,550
Total segment profit before taxes	210,893	179,749
Reconciling items:
Contract land deposit reserve adjustment (1)	950	2,128
Equity-based compensation expense (2)	(19,333)	(9,509)
Corporate capital allocation (3)	54,559	50,700
Unallocated corporate overhead	(31,735)	(31,284)
Consolidation adjustments and other	9,247	5,201
Corporate interest expense	(5,974)	(5,987)
Reconciling items sub-total	7,714	11,249
Consolidated income before taxes	$218,607	$190,998

(1)	This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense for the three month period ended March 31, 2019 was primarily attributable to the equity grant in the second quarter of 2018.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$30,417	$30,449
Homebuilding North East	4,727	4,180
Homebuilding Mid East	9,015	7,973
Homebuilding South East	10,400	8,098
Total	$54,559	$50,700

	March 31, 2019	December 31, 2018
Assets:
Homebuilding Mid Atlantic	$1,043,004	$1,018,953
Homebuilding North East	146,750	144,412
Homebuilding Mid East	294,293	290,815
Homebuilding South East	333,075	332,468
Mortgage Banking	487,148	517,075
Total segment assets	2,304,270	2,303,723
Reconciling items:
Cash and cash equivalents	805,195	688,783
Deferred taxes	115,160	112,333
Intangible assets and goodwill	49,950	49,989
Operating lease right-of-use assets	65,519	—
Contract land deposit reserve	(28,266)	(29,216)
Consolidation adjustments and other	50,943	40,321
Reconciling items sub-total	1,058,501	862,210
Consolidated assets	$3,362,771	$3,165,933
10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2019 and December 31, 2018 were $616,500 and $594,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at March 31, 2019 and December 31, 2018 were $597,836 and $597,681, respectively.  Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2019, there were contractual commitments to extend credit to borrowers aggregating $801,302 and open forward delivery contracts aggregating $1,117,669, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $422,557 included on the accompanying condensed consolidated balance sheet has been increased by $12,243 from the aggregate principal balance of $410,314. As of December 31, 2018, the fair value of loans held for sale of $458,324 were increased by $10,880 from the aggregate principal balance of $447,444.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2019	December 31, 2018
Rate lock commitments:
Gross assets	$18,437	$13,831
Gross liabilities	149	345
Net rate lock commitments	$18,288	$13,486
Forward sales contracts:
Gross assets	$312	$64
Gross liabilities	7,625	10,121
Net forward sales contracts	$(7,313)	$(10,057)
As of both March 31, 2019 and December 31, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of March 31, 2019 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$801,302	$4,554	$5,514	$8,220	$—	$18,288
Forward sales contracts	$1,117,669	—	—	—	(7,313)	(7,313)
Mortgages held for sale	$410,314	2,560	4,659	5,024	—	12,243
Total fair value measurement		$7,114	$10,173	$13,244	$(7,313)	$23,218
The total fair value measurement adjustment as of December 31, 2018 was $14,309. For the three months ended March 31, 2019 and 2018, NVRM recorded a fair value adjustment to income of $8,909 and $4,014, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
Senior Notes
As of March 31, 2019, we had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $9,100 was outstanding at March 31,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at March 31, 2019.
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
The Repurchase Agreement expires on July 24, 2019. At March 31, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2019.
12.    Commitments and Contingencies
We are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the lease.
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as ROU assets with corresponding lease liabilities. See Note 1 for additional discussion regarding the adoption of Topic 842. The ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term, discounted using our incremental borrowing rate at the commencement date of the lease. We recognize operating lease expense on a straight-line basis over the lease term.
We have elected to use the portfolio approach for certain equipment leases which have similar lease terms and payment schedules. Additionally, for certain equipment we account for the lease and non-lease components as a single lease component.
We have certain leases, primarily the leases of model homes, which have initial lease terms of twelve months or less ("Short-term leases"). We elected to exclude these leases from the recognition requirements under Topic 842, and these leases have not been included in our recognized ROU assets and lease liabilities.
We entered into a finance lease for production equipment on March 29, 2019. The finance lease is recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

We did not incur any lease cost for the finance lease which commenced on March 29, 2019. The components of lease expense were as follows:

Three Months Ended March 31, 2019
Lease expense
Operating lease expense	$7,560
Short-term lease expense	5,605
Total lease expense	$13,165

Other information related to leases was as follows:

Three Months Ended March 31, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,563

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,980
Finance leases	$535

Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	7.0

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	3.4%

We are committed under multiple non-cancellable operating and finance leases involving office space, model homes, production facilities, automobiles and equipment. Future minimum lease payments under these leases as of March 31, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019	$24,838	$51
2020	22,182	69
2021	17,123	69
2022	13,423	69
2023	9,917	69
Thereafter	14,347	292
Total minimum lease payments	101,830	619
Less:
Imputed interest	(8,732)	(84)
Short-term lease payments	(6,899)	—
Total lease liability	$86,199	$535

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2019 was 13.8%, compared to 13.1% for the three months ended March 31, 2018. In both periods, our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises, which totaled $28,478 and $19,567 for the three months ended March 31, 2019 and 2018, respectively.
15.    Recent Accounting Pronouncements
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
(dollars in thousands)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control.  NVR undertakes no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
Overview
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
As of March 31, 2019, we controlled approximately 98,300 lots as described below.
Lot Purchase Agreements
We controlled approximately 94,500 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $415,600 and $3,900, respectively. Included in the number of controlled lots are approximately 4,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $28,300 as of March 31, 2019.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $31,100 in six JVs, expected to produce approximately 6,700 lots. Of the lots to be produced by the JVs, approximately 3,300 lots were controlled by us and approximately 3,400 were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $37,800 that we intend to develop into approximately 500 finished lots. We had additional funding commitments of approximately $6,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $4,100.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,700 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $2,000 and $100, respectively, as of March 31, 2019, of which approximately $1,700 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
During the first quarter of 2019, general market conditions continued to be favorably impacted by low unemployment and strong consumer confidence. Affordability issues, which had slowed demand for new homes during the second half of 2018, were favorably impacted by a slight pull back in interest rates during the quarter, which contributed to improved demand in the first quarter of 2019.
Our consolidated revenues for the first quarter of 2019 totaled $1,687,011, a 10% increase from the first quarter of 2018.  Net income for the first quarter ended March 31, 2019 was $188,406, or $47.64 per diluted share, increases of 13% and 21% when compared to net income and diluted earnings per share in the first quarter of 2018, respectively.  Our homebuilding gross profit margin percentage decreased to 18.5% in the first quarter of 2019 from 18.7% in the first quarter of 2018. New orders, net of cancellations (“New Orders”) decreased 1% in the first quarter of 2019 compared to the first quarter of 2018. The average sales price for New Orders in the first quarter of 2019 decreased 3% to $367.0 compared to the first quarter of 2018.
We believe that the strength in demand for new homes is dependent upon sustained economic growth, driven by favorable unemployment levels and continued improvements in wage growth and household formation. Demand is also impacted by homebuyer affordability concerns, which are driven by both home prices and interest rate movements. We expect to continue to face gross margin pressure, impacted by modest pricing power and our ability to manage land and construction costs. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2019	2018
Financial Data:
Revenues	$1,643,206	$1,490,093
Cost of sales	$1,338,806	$1,211,946
Gross profit margin percentage	18.5%	18.7%
Selling, general and administrative expenses	$115,734	$105,547
Operating Data:
New orders (units)	5,139	5,174
Average new order price	$367.0	$378.2
Settlements (units)	4,493	3,896
Average settlement price	$365.7	$382.4
Backlog (units)	9,011	9,809
Average backlog price	$376.8	$381.7
New order cancellation rate	14.1%	13.6%
Consolidated Homebuilding - Three Months Ended March 31, 2019 and 2018
Homebuilding revenues increased 10% for the three months ended March 31, 2019 from the same period in 2018, due to a 15% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price quarter over quarter.  The increase in the number of units settled was primarily attributable to a higher backlog turnover rate year over year. The decrease in the average settlement price was attributable to a relative shift in settlements to lower priced markets and to a 2% lower average price of units in backlog entering 2019 compared to the same period in 2018.
Gross profit margin percentage in the first three months of 2019 decreased to 18.5% from 18.7% in the same period of 2018, due to increases in certain material costs.
The number of New Orders decreased 1% while the average sales price of New Orders decreased by 3% in the first quarter of 2019 when compared to the first quarter of 2018.  New Orders decreased primarily due to a 7% decrease in the average number of active communities quarter over quarter, offset partially by higher community absorption rates quarter over quarter.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced products and lower priced markets.

SG&A expenses in the first quarter of 2019 increased by 10% when compared to the first quarter of 2018, primarily due to an approximate $10,200 increase in equity-based compensation expense attributable to the grant of non-qualified stock options ("Options") and restricted share units (RSUs") in the second quarter of 2018. SG&A expenses as a percentage of revenue remained relatively flat quarter over quarter, due primarily to the 10% increase in revenues.
Backlog units and dollars were 9,011 units and $3,395,132, respectively, as of March 31, 2019 compared to 9,809 units and $3,744,523, respectively, as of March 31, 2018.  The 8% decrease in backlog units was primarily attributable to the aforementioned 15% increase in settlements quarter over quarter. Backlog dollars were 9% lower quarter over quarter due primarily to the lower backlog unit balance.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 14.1% and 13.6% in the first quarter of 2019 and 2018, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2019 or future years. Other than those units that are cancelled, we expect to settle substantially all of our March 31, 2019 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2019 and December 31, 2018 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $4,000 and $3,900 at March 31, 2019 and December 31, 2018, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2019 and 2018.

Selected Segment Financial Data:

	Three Months Ended March 31,
	2019	2018
Revenues:
Mid Atlantic	$881,324	$842,496
North East	122,627	122,714
Mid East	338,549	290,237
South East	300,706	234,646

	Three Months Ended March 31,
	2019	2018
Gross profit margin:
Mid Atlantic	$162,733	$157,025
North East	22,839	26,179
Mid East	61,349	51,012
South East	59,578	44,218

	Three Months Ended March 31,
	2019	2018
Gross profit margin percentage:
Mid Atlantic	18.5%	18.6%
North East	18.6%	21.3%
Mid East	18.1%	17.6%
South East	19.8%	18.8%

	Three Months Ended March 31,
	2019	2018
Segment profit:
Mid Atlantic	$99,364	$91,047
North East	11,460	15,704
Mid East	35,475	27,211
South East	35,036	23,237
Operating Activity:

	Three Months Ended March 31,
	2019		2018
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,444	$419.1	2,503	$433.7
North East	313	$381.4	371	$409.7
Mid East	1,214	$320.3	1,296	$326.5
South East	1,168	$302.5	1,004	$295.1
Total	5,139	$367.0	5,174	$378.2

	Three Months Ended March 31,
	2019		2018
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,143	$411.2	1,926	$437.4
North East	303	$404.7	301	$407.7
Mid East	1,030	$328.7	879	$330.2
South East	1,017	$295.7	790	$297.0
Total	4,493	$365.7	3,896	$382.4

	As of March 31,
	2019		2018
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,449	$426.9	4,801	$430.8
North East	573	$391.3	752	$423.7
Mid East	1,990	$330.3	2,315	$337.1
South East	1,999	$307.3	1,941	$297.3
Total	9,011	$376.8	9,809	$381.7

	Three Months Ended March 31,
	2019	2018
New order cancellation rate:
Mid Atlantic	14.8%	14.4%
North East	12.1%	11.5%
Mid East	12.8%	12.2%
South East	14.2%	13.7%

	Three Months Ended March 31,
	2019	2018
Average active communities:
Mid Atlantic	211	240
North East	29	38
Mid East	125	123
South East	84	84
Total	449	485
Homebuilding Inventory:

	March 31, 2019	December 31, 2018
Sold inventory:
Mid Atlantic	$648,412	$622,997
North East	79,349	79,530
Mid East	189,782	195,149
South East	178,635	182,458
Total (1)	$1,096,178	$1,080,134

	March 31, 2019	December 31, 2018
Unsold lots and housing units inventory:
Mid Atlantic	$76,222	$74,689
North East	13,792	11,088
Mid East	11,827	9,045
South East	20,540	20,611
Total (1)	$122,381	$115,433
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2019	December 31, 2018
Total lots controlled:
Mid Atlantic	39,750	40,350
North East	8,800	8,950
Mid East	23,500	24,350
South East	26,250	26,050
Total	98,300	99,700

	March 31, 2019	December 31, 2018
Contract land deposits, net:
Mid Atlantic	$192,866	$199,917
North East	43,823	42,591
Mid East	51,770	52,899
South East	104,882	104,693
Total	$393,341	$400,100

	Three Months Ended March 31,
	2019	2018
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$289	$(2)
North East	1,250	—
Mid East	—	5
South East	—	1,910
Total	$1,539	$1,913
Mid Atlantic
Three Months Ended March 31, 2019 and 2018
The Mid Atlantic segment had an approximate $8,300, or 9%, increase in segment profit in the first quarter of 2019 compared to the first quarter of 2018.  The increase in segment profit was driven by an increase of approximately $38,800, or 5%, in segment revenues quarter over quarter, attributable primarily to an 11% increase in the number of units settled, offset partially by a 6% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was attributable to a relative shift in settlements to lower priced markets within the segment and to a 2% lower average price of units in backlog entering 2019 compared to the same period in 2018. The Mid Atlantic segment’s gross profit margin percentage was relatively flat quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 2% and 3%, respectively, in the first quarter of 2019 compared to the first quarter of 2018. New Orders decreased primarily due to a 12% decrease in the average number of active communities quarter over quarter, offset partially by higher community absorption rates quarter over quarter.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced products and lower priced markets.
North East
Three Months Ended March 31, 2019 and 2018
The North East had an approximate $4,200, or 27%, decrease in segment profit in the first quarter of 2019 compared to the first quarter of 2018 and segment revenues were flat quarter over quarter. The North East segment’s gross profit margin percentage decreased to 18.6% in the first quarter of 2019 from 21.3% in the first quarter of 2018. Segment profit and gross profit margin decreased primarily due to higher construction, lot and certain material costs, and a contract land deposit charge of approximately $1,300.
Segment New Orders and the average sales price of New Orders decreased 16% and 7%, respectively, in the first quarter of 2019 compared to the first quarter of 2018. New Orders decreased primarily due to a 23% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted primarily by a relative shift in New Orders to lower priced markets and lower priced products.
Mid East
Three Months Ended March 31, 2019 and 2018
The Mid East segment had an approximate $8,300, or 30%, increase in segment profit in the first quarter of 2019 compared to the first quarter of 2018. The increase in segment profit was driven by an increase in segment revenues of approximately $48,300, or 17%, quarter over quarter. Segment revenues increased primarily due to a 17% increase in the number of units settled quarter over quarter, due primarily to a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage increased to 18.1% in the first quarter of 2019 from 17.6% in the first quarter of 2018, primarily due to the increase in the number of units settled, which allowed us to better leverage certain operating costs.
Segment New Orders and the average sales price of New Orders decreased 6% and 2%, respectively, in the first quarter of 2019 compared to the first quarter of 2018.  New Orders decreased due to less favorable market conditions in the current year which led to lower community absorption rates quarter over quarter. The decrease in the average sales price of New Orders was attributable primarily to a shift to lower priced markets within the segment.
South East
Three Months Ended March 31, 2019 and 2018
The South East segment had an approximate $11,800, or 51%, increase in segment profit in the first quarter of 2019 compared to the first quarter of 2018. The increase in segment profit was primarily driven by an increase of approximately $66,100, or 28%, in revenues quarter over quarter.  The increase in revenues was due to a 29% increase in the number of units settled quarter over quarter, due to a higher backlog turnover rate quarter over quarter and to a 7% higher backlog unit balance entering the first quarter of 2019 compared to the same period in 2018. The South East segment’s gross profit margin percentage increased to 19.8% in the first quarter of 2019 from 18.8% in the first quarter of 2018, primarily due to a $1,900 contract land deposit charge in the prior year quarter.
Segment New Orders and the average sales price of New Orders increased 16% and 3%, respectively, in the first quarter of 2019 compared to the first quarter of 2018.  New Orders were favorably impacted by an increase in the average number of active communities in certain of our stronger markets in the first quarter of 2019 compared to the first quarter of 2018. The increase in the average sales price of New Orders was attributable to a relative shift in New Orders to higher priced markets and to a shift to higher priced communities in certain markets.

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

	Three Months Ended March 31,
	2019	2018
Homebuilding consolidated gross profit:
Mid Atlantic	$162,733	$157,025
North East	22,839	26,179
Mid East	61,349	51,012
South East	59,578	44,218
Consolidation adjustments and other	(2,099)	(287)
Homebuilding consolidated gross profit	$304,400	$278,147

	Three Months Ended March 31,
	2019	2018
Homebuilding consolidated income before taxes:
Mid Atlantic	$99,364	$91,047
North East	11,460	15,704
Mid East	35,475	27,211
South East	35,036	23,237
Reconciling items:
Contract land deposit impairment reserve (1)	950	2,128
Equity-based compensation expense (2)	(19,972)	(9,387)
Corporate capital allocation (3)	54,559	50,700
Unallocated corporate overhead	(31,735)	(31,284)
Consolidation adjustments and other	9,247	5,201
Corporate interest expense	(5,974)	(5,987)
Reconciling items sub-total	7,075	11,371
Homebuilding consolidated income before taxes	$188,410	$168,570

(1)	This item represents changes to the contract land deposit impairment reserve which are not allocated to the reportable segments.

(2)	The increase in equity-based compensation expense was primarily attributable to the equity grant in the second quarter of 2018.

(3)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Corporate capital allocation charge:
Mid Atlantic	$30,417	$30,449
North East	4,727	4,180
Mid East	9,015	7,973
South East	10,400	8,098
Total	$54,559	$50,700
Mortgage Banking Segment
Three Months Ended March 31, 2019 and 2018
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Loan closing volume:
Total principal	$1,140,999	$1,009,673

Loan volume mix:
Adjustable rate mortgages	11%	8%
Fixed-rate mortgages	89%	92%

Operating profit:
Segment profit	$29,558	$22,550
Equity-based compensation cost reversal/(expense)	639	(122)
Mortgage banking income before tax	$30,197	$22,428

Capture rate:	88%	86%

Mortgage banking fees:
Net gain on sale of loans	$34,957	$31,320
Title services	8,700	7,849
Servicing fees	148	152
	$43,805	$39,321
Loan closing volume for the three months ended March 31, 2019 increased by approximately $131,300, or 13%, from the same period in 2018. The increase in loan closing volume during the three months ended March 31, 2019 was primarily attributable to the 15% increase in the homebuilding segment’s number of units settled during the three months ended March 31, 2019, when compared to the same period in 2018.
Segment profit for the three months ended March 31, 2019 increased by approximately $7,000, or 31%, from the same period in 2018. The increase was primarily attributable to an increase in mortgage banking fees and a decrease in general and administrative expenses. Mortgage banking fees increased by approximately $4,500 during the three months ended March 31, 2019, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans. General and administrative expenses decreased approximately $1,700 primarily due to a decrease in personnel costs quarter over quarter. Mortgage banking income before tax in the first quarter of 2019 was favorably impacted by a reversal of approximately $2,200 of equity-based compensation expense related to Options forfeited during the quarter.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2019 was 13.8%, compared to 13.1% for the three months ended March 31, 2018. Our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises, which totaled $28,478 for the three months ended March 31, 2019 and $19,567 for the three months ended March 31, 2018.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,100 outstanding at March 31, 2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at March 31, 2019.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  On July 25, 2018, NVRM entered into the Tenth Amendment (the "Amendment") to its Repurchase Agreement. The Amendment removed the $50,000 incremental commitment that was available under the prior Repurchase Agreement. All other terms and conditions under the Repurchase Agreement remained materially consistent. The Repurchase Agreement expires on July 24, 2019. At March 31, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2019.
There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2019.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
For the three months ended March 31, 2019, cash, restricted cash, and cash equivalents increased by $108,451.  Cash provided by operating activities was $227,855.  Cash was provided by earnings for the three months ended March 31, 2019 and net proceeds of $63,178 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $28,059, due to an increase in the number of units under construction at March 31, 2019 compared to December 31, 2018.
Net cash used in investing activities for the three months ended March 31, 2019 of $1,879 included cash used for purchases of property, plant and equipment of $5,285, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $3,257.
Net cash used in financing activities was $117,525 for the three months ended March 31, 2019.  Cash was used to repurchase 81,829 shares of our common stock at an aggregate purchase price of $216,499 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $98,974.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2019.
Recent Accounting Pronouncements
See Note 15 to the accompanying condensed consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2019. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended March 31, 2019. On August 1, 2018 and December 12, 2018, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2019	16,977	$2,496.72	16,977	$373,171
February 1 - 28, 2019	18,263	$2,633.20	18,263	$325,081
March 1 - 31, 2019 (1)	46,589	$2,704.98	46,589	$199,059
Total	81,829	$2,645.75	81,829

(1)
9,543 outstanding shares were repurchased under the August 1, 2018 share repurchase authorization, which fully utilized the authorization. The remaining 37,046 outstanding shares were repurchased under the December 12, 2018 share repurchase authorization.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Jeffrey D. Martchek dated April 1, 2019. Filed herewith.
10.2*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 1, 2019	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer