Form 10-Q
period 2019-06-30
NVR INC
filed 2019-07-31
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Not Applicable
(Former name, former address, and former fiscal year if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	NVR	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2019 there were 3,655,268 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Homebuilding:
Cash and cash equivalents	$860,956	$688,783
Restricted cash	20,403	16,982
Receivables	28,943	18,641
Inventory:
Lots and housing units, covered under sales agreements with customers	1,199,015	1,076,904
Unsold lots and housing units	132,667	115,631
Land under development	46,725	38,857
Building materials and other	19,321	21,718
	1,397,728	1,253,110

Contract land deposits, net	409,754	396,177
Property, plant and equipment, net	48,279	42,234
Operating lease right-of-use assets	65,027	—
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	185,727	184,004
	3,058,397	2,641,511
Mortgage Banking:
Cash and cash equivalents	21,363	23,092
Restricted cash	3,393	3,071
Mortgage loans held for sale, net	462,693	458,324
Property and equipment, net	6,240	6,510
Operating lease right-of-use assets	14,078	—
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	29,729	26,078
	544,843	524,422
Total assets	$3,603,240	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$309,419	$244,496
Accrued expenses and other liabilities	299,466	332,871
Customer deposits	146,207	138,246
Operating lease liabilities	72,360	—
Senior notes	597,991	597,681
	1,425,443	1,313,294
Mortgage Banking:
Accounts payable and other liabilities	43,387	44,077
Operating lease liabilities	14,971	—
	58,358	44,077
Total liabilities	1,483,801	1,357,371

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2019 and December 31, 2018	206	206
Additional paid-in capital	1,962,156	1,820,223
Deferred compensation trust – 107,295 and 107,340 shares of NVR, Inc. common stock as of June 30, 2019 and December 31, 2018, respectively	(16,912)	(16,937)
Deferred compensation liability	16,912	16,937
Retained earnings	7,429,948	7,031,333
Less treasury stock at cost – 16,911,734 and 16,977,499 shares as of June 30, 2019 and December 31, 2018, respectively	(7,272,871)	(7,043,200)
Total shareholders' equity	2,119,439	1,808,562
Total liabilities and shareholders' equity	$3,603,240	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding:
Revenues	$1,757,448	$1,750,463	$3,400,654	$3,240,556
Other income	5,833	2,164	11,570	4,141
Cost of sales	(1,425,388)	(1,416,797)	(2,764,194)	(2,628,743)
Selling, general and administrative	(112,210)	(106,517)	(227,944)	(212,064)
Operating income	225,683	229,313	420,086	403,890
Interest expense	(6,033)	(6,047)	(12,026)	(12,054)
Homebuilding income	219,650	223,266	408,060	391,836

Mortgage Banking:
Mortgage banking fees	42,746	36,842	86,551	76,163
Interest income	2,737	2,915	5,570	5,008
Other income	681	641	1,220	1,165
General and administrative	(20,834)	(21,796)	(37,592)	(41,031)
Interest expense	(268)	(282)	(490)	(557)
Mortgage banking income	25,062	18,320	55,259	40,748

Income before taxes	244,712	241,586	463,319	432,584
Income tax expense	(34,503)	(38,412)	(64,704)	(63,361)

Net income	$210,209	$203,174	$398,615	$369,223

Basic earnings per share	$58.20	$55.90	$110.43	$101.03

Diluted earnings per share	$53.09	$49.05	$100.61	$88.31

Basic weighted average shares outstanding	3,612	3,635	3,610	3,655

Diluted weighted average shares outstanding	3,959	4,142	3,962	4,181

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$398,615	$369,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,146	10,024
Equity-based compensation expense	37,910	28,104
Contract land deposit and other (recoveries) impairments, net	(23)	44
Gain on sale of loans, net	(67,919)	(58,891)
Mortgage loans closed	(2,373,748)	(2,223,302)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,428,410	2,229,894
Distribution of earnings from unconsolidated joint ventures	2,156	2,849
Net change in assets and liabilities:
Increase in inventory	(144,618)	(187,416)
(Increase) decrease in contract land deposits	(13,554)	9,333
Increase in receivables	(9,597)	(10,417)
Increase (decrease) in accounts payable and accrued expenses	32,771	(11,332)
Increase in customer deposits	7,961	22,000
Other, net	(5,891)	(10,663)
Net cash provided by operating activities	302,619	169,450

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(335)	(284)
Distribution of capital from unconsolidated joint ventures	7,167	6,027
Purchase of property, plant and equipment	(10,699)	(9,251)
Proceeds from the sale of property, plant and equipment	1,069	425
Net cash used in investing activities	(2,798)	(3,083)

Cash flows from financing activities:
Purchase of treasury stock	(304,479)	(483,538)
Principal payments on finance lease liabilities	(12)	—
Proceeds from the exercise of stock options	178,831	86,094
Net cash used in financing activities	(125,660)	(397,444)

Net increase (decrease) in cash, restricted cash, and cash equivalents	174,161	(231,077)
Cash, restricted cash, and cash equivalents, beginning of the period	732,248	689,557

Cash, restricted cash, and cash equivalents, end of the period	$906,409	$458,480

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,052	$12,151
Income taxes paid during the period, net of refunds	$71,486	$86,269

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and six months ended June 30, 2019 and 2018, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of June 30, 2019 and December 31, 2018 was $294 and $320, respectively, and as of June 30, 2018 and December 31, 2017 was $1,128 and $1,069, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers (“Handmoney”) on homes not settled, were $146,207 and $138,246 as of June 30, 2019 and December 31, 2018, respectively. We expect that substantially all of the December 31, 2018 Handmoney balance will be recognized in revenue in 2019. Our prepaid sales compensation totaled approximately $18,100 and $17,000, as of June 30, 2019 and December 31, 2018, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2019, we controlled approximately 97,650 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $435,900 and $3,900, respectively.  As noted above, our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $1,700 and $100, respectively, as of June 30, 2019, of which approximately $1,400 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Contract land deposits	$437,646	$425,393
Loss reserve on contract land deposits	(27,892)	(29,216)
Contract land deposits, net	409,754	396,177
Contingent obligations in the form of letters of credit	4,044	3,923
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$415,303	$401,605

(1)	As of both June 30, 2019 and December 31, 2018, we were committed to purchase 10 finished lots under specific performance obligations.
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
At June 30, 2019, we had an aggregate investment totaling approximately $25,000 in six JVs that are expected to produce approximately 6,600 finished lots, of which approximately 3,200 lots were controlled by us and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

the remaining approximately 3,400 lots were either under contract with unrelated parties or not currently under contract. In addition, we had additional funding commitments totaling approximately $4,700 in the aggregate to three of the JVs at June 30, 2019. We have determined that we are not the primary beneficiary of five of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $25,000 and $29,400 at June 30, 2019 and December 31, 2018, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2018, all activities under the consolidated JV had been completed. As of June 30, 2019, we had no investment remaining in the JV and the JV had remaining balances of $294 in cash and $264 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
As of June 30, 2019, we directly owned a total of four separate raw land parcels with a carrying value of $46,725 that are expected to produce approximately 550 finished lots. We also have additional funding commitments of approximately $6,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $3,300.
None of the raw parcels had any indicators of impairment as of June 30, 2019.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest capitalized, beginning of period	$4,140	$5,545	$4,154	$5,583
Interest incurred	6,607	6,624	13,106	13,220
Interest charged to interest expense	(6,301)	(6,329)	(12,516)	(12,611)
Interest charged to cost of sales	(592)	(452)	(890)	(804)
Interest capitalized, end of period	$3,854	$5,388	$3,854	$5,388

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding used to calculate basic EPS	3,612	3,635	3,610	3,655
Dilutive securities:
Stock options and restricted share units	347	507	352	526
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,959	4,142	3,962	4,181

The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive securities	318	349	345	349

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2019	$206	$1,899,100	$7,219,739	$(7,220,269)	$(16,912)	$16,912	$1,898,776

Net income	—	—	210,209	—	—	—	210,209
Deferred compensation activity, net	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	(87,980)	—	—	(87,980)
Equity-based compensation	—	18,577	—	—	—	—	18,577
Proceeds from Options exercised	—	79,857	—	—	—	—	79,857
Treasury stock issued upon option exercise and restricted share vesting	—	(35,378)	—	35,378	—	—	—
Balance, June 30, 2019	$206	$1,962,156	$7,429,948	$(7,272,871)	$(16,912)	$16,912	$2,119,439

A summary of changes in shareholders’ equity for the six months ended June 30, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

Net income	—	—	398,615	—	—	—	398,615
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(304,479)	—	—	(304,479)
Equity-based compensation	—	37,910	—	—	—	—	37,910
Proceeds from Options exercised	—	178,831	—	—	—	—	178,831
Treasury stock issued upon option exercise and restricted share vesting	—	(74,808)	—	74,808	—	—	—
Balance, June 30, 2019	$206	$1,962,156	$7,429,948	$(7,272,871)	$(16,912)	$16,912	$2,119,439

We repurchased approximately 30 and 112 shares of our common stock during the three and six months ended June 30, 2019, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 82 and 177 shares were issued from the treasury account during the three and six months ended June 30, 2019, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

A summary of changes in shareholders’ equity for the three months ended June 30, 2018 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2018	$206	$1,678,100	$6,400,185	$(6,611,683)	$(17,389)	$17,389	$1,466,808

Net income	—	—	203,174	—	—	—	203,174
Deferred compensation activity, net	—	—	—	—	241	(241)	—
Purchase of common stock for treasury	—	—	—	(126,296)	—	—	(126,296)
Equity-based compensation	—	18,595	—	—	—	—	18,595
Proceeds from Options exercised	—	45,290	—	—	—	—	45,290
Treasury stock issued upon option exercise and restricted share vesting	—	(20,289)	—	20,289	—	—	—
Balance, June 30, 2018	$206	$1,721,696	$6,603,359	$(6,717,690)	$(17,148)	$17,148	$1,607,571

A summary of changes in shareholders’ equity for the six months ended June 30, 2018 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	369,223	—	—	—	369,223
Deferred compensation activity, net	—	—	—	—	235	(235)	—
Purchase of common stock for treasury	—	—	—	(483,538)	—	—	(483,538)
Equity-based compensation	—	28,104	—	—	—	—	28,104
Proceeds from Options exercised	—	86,094	—	—	—	—	86,094
Treasury stock issued upon option exercise and restricted share vesting	—	(36,699)	—	36,699	—	—	—
Balance, June 30, 2018	$206	$1,721,696	$6,603,359	$(6,717,690)	$(17,148)	$17,148	$1,607,571

We repurchased approximately 42 and 158 shares of our common stock during the three and six months ended June 30, 2018, respectively. Approximately 52 and 96 shares were issued from the treasury account during the three and six months ended June 30, 2018, respectively, in settlement of Option exercises and vesting of RSUs.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty reserve, beginning of period	$102,852	$95,606	$103,700	$94,513
Provision	16,446	16,217	28,269	27,744
Payments	(18,639)	(12,121)	(31,310)	(22,555)
Warranty reserve, end of period	$100,659	$99,702	$100,659	$99,702

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
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Homebuilding Mid Atlantic	$982,032	$973,677	$1,863,356	$1,816,173
Homebuilding North East	121,804	147,618	244,431	270,332
Homebuilding Mid East	359,908	363,288	698,457	653,525
Homebuilding South East	293,704	265,880	594,410	500,526
Mortgage Banking	42,746	36,842	86,551	76,163
Total consolidated revenues	$1,800,194	$1,787,305	$3,487,205	$3,316,719

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before taxes:
Homebuilding Mid Atlantic	$123,802	$112,221	$223,166	$203,268
Homebuilding North East	11,563	16,777	23,023	32,481
Homebuilding Mid East	40,291	42,174	75,766	69,385
Homebuilding South East	30,825	29,203	65,861	52,440
Mortgage Banking	26,173	19,685	55,731	42,235
Total segment profit before taxes	232,654	220,060	443,547	399,809
Reconciling items:
Equity-based compensation expense (1)	(18,577)	(18,595)	(37,910)	(28,104)
Corporate capital allocation (2)	56,177	53,954	110,735	104,653
Unallocated corporate overhead	(29,354)	(22,503)	(61,089)	(53,787)
Consolidation adjustments and other	9,836	14,701	20,034	22,031
Corporate interest expense	(6,024)	(6,031)	(11,998)	(12,018)
Reconciling items sub-total	12,058	21,526	19,772	32,775
Consolidated income before taxes	$244,712	$241,586	$463,319	$432,584

(1)	The increase in equity-based compensation expense for the six-month period ended June 30, 2019 was primarily attributable to the equity grant in the second quarter of 2018.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,378	$31,501	$61,794	$61,949
Homebuilding North East	4,626	4,580	9,353	8,760
Homebuilding Mid East	9,497	9,057	18,512	17,030
Homebuilding South East	10,676	8,816	21,076	16,914
Total	$56,177	$53,954	$110,735	$104,653

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets:
Homebuilding Mid Atlantic	$1,082,646	$1,018,953
Homebuilding North East	154,143	144,412
Homebuilding Mid East	330,446	290,815
Homebuilding South East	380,499	332,468
Mortgage Banking	537,496	517,075
Total segment assets	2,485,230	2,303,723
Reconciling items:
Cash and cash equivalents	860,956	688,783
Deferred taxes	115,432	112,333
Intangible assets and goodwill	49,911	49,989
Operating lease right-of-use assets	65,027	—
Contract land deposit reserve	(27,892)	(29,216)
Consolidation adjustments and other	54,576	40,321
Reconciling items sub-total	1,118,010	862,210
Consolidated assets	$3,603,240	$3,165,933

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of June 30, 2019 and December 31, 2018 were $619,500 and $594,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at June 30, 2019 and December 31, 2018 were $597,991 and $597,681, respectively.  Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2019, there were contractual commitments to extend credit to borrowers aggregating $878,701 and open forward delivery contracts aggregating $1,169,844, which hedge both the rate lock loan commitments and closed loans held for sale.

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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $462,693 included on the accompanying condensed consolidated balance sheet has been increased by $13,545 from the aggregate principal balance of $449,148. As of December 31, 2018, the fair value of loans held for sale of $458,324 were increased by $10,880 from the aggregate principal balance of $447,444.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2019	December 31, 2018
Rate lock commitments:
Gross assets	$19,151	$13,831
Gross liabilities	199	345
Net rate lock commitments	$18,952	$13,486
Forward sales contracts:
Gross assets	$215	$64
Gross liabilities	6,850	10,121
Net forward sales contracts	$(6,635)	$(10,057)

As of both June 30, 2019 and December 31, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value measurement adjustment as of June 30, 2019 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$878,701	$4,796	$5,231	$8,925	$—	$18,952
Forward sales contracts	$1,169,844	—	—	—	(6,635)	(6,635)
Mortgages held for sale	$449,148	3,080	5,231	5,234	—	13,545
Total fair value measurement		$7,876	$10,462	$14,159	$(6,635)	$25,862

The total fair value measurement adjustment as of December 31, 2018 was $14,309. For the three and six months ended June 30, 2019, NVRM recorded a fair value adjustment to income of $2,644 and $11,553, respectively. For the three and six months ended June 30, 2018, NVRM recorded a fair value adjustment to income of $5,585 and $9,599, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
Senior Notes
As of June 30, 2019, we had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $9,000 was outstanding at June 30, 2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at June 30, 2019.
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
In July 2019, NVRM entered into the Eleventh Amendment (the "Amendment") to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 22, 2020. The Amendment is filed herewith as Exhibit 10.1. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2019.

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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for production equipment which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the lease.
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
We have elected to use the portfolio approach for certain equipment leases which have similar lease terms and payment schedules. Additionally, for certain equipment we account for the lease and non-lease components as a single lease component. Our sublease income is de minimis.
We have certain leases, primarily the leases of model homes, which have initial lease terms of twelve months or less ("Short-term leases"). We elected to exclude these leases from the recognition requirements under Topic 842, and these leases have not been included in our recognized ROU assets and lease liabilities.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense
Operating lease expense	$8,387	$15,947
Finance lease expense:
Amortization of ROU assets	21	21
Interest on lease liabilities	5	5
Short-term lease expense	5,640	11,245
Total lease expense	$14,053	$27,218

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Other information related to leases was as follows:

Six Months Ended June 30, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,877
Operating cash flows from finance leases	5
Financing cash flows from finance leases	12

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,551
Finance leases	$5,227

Weighted-average remaining lease term (in years):
Operating leases	4.7
Finance leases	7.0

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	3.0%

We are committed under multiple non-cancelable operating and finance leases involving office space, production facilities, model homes, office and production equipment, and automobiles. Future minimum lease payments under these leases as of June 30, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019	$17,125	$358
2020	24,719	716
2021	18,844	716
2022	14,777	716
2023	11,149	716
Thereafter	15,207	2,612
Total minimum lease payments	101,821	5,834
Less:
Imputed interest	(8,591)	(618)
Short-term lease payments	(5,899)	—
Total lease liability	$87,331	$5,216

14.    Income Taxes
Our effective tax rate for the three and six months ended June 30, 2019 was 14.1% and 14.0%, respectively, compared to 15.9% and 14.6% for the three and six months ended June 30, 2018, respectively. In both periods, our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises. Excess tax benefits were $30,727 and $59,205 for the three and six months ended June 30, 2019, respectively and $26,456 and $46,022 for the three and six months ended June 30, 2018, respectively.

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
Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Overview
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
As of June 30, 2019, we controlled approximately 101,400 lots as described below.
Lot Purchase Agreements
We controlled approximately 97,650 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $435,900 and $3,900, respectively. Included in the number of controlled lots are approximately 4,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $27,900 as of June 30, 2019.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $25,000 in six JVs, expected to produce approximately 6,600 lots. Of the lots to be produced by the JVs, approximately 3,200 lots were controlled by us and approximately 3,400 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $4,700 in the aggregate to three of the JVs at June 30, 2019.
Land Under Development
We directly owned four separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $46,700 that we intend to develop into approximately 550 finished lots. We had additional funding commitments of approximately $6,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $3,300.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $1,700 and $100, respectively, as of June 30, 2019, of which approximately $1,400 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Current Business Environment and Key Financial Results
During the second quarter of 2019, general market conditions continued to be favorably impacted by low unemployment and strong consumer confidence. Additionally, affordability issues, which had slowed demand for new homes during the second half of 2018, continued to be favorably impacted by a slight pull back in interest rates during the first half of 2019, which contributed to improved demand.

Our consolidated revenues for the second quarter of 2019 totaled $1,800,194, a 1% increase from the second quarter of 2018.  Net income for the second quarter ended June 30, 2019 was $210,209, or $53.09 per diluted share, increases of 3% and 8% when compared to net income and diluted earnings per share in the second quarter of 2018, respectively.  Our homebuilding gross profit margin percentage decreased to 18.9% in the second quarter of 2019 from 19.1% in the second quarter of 2018. New orders, net of cancellations (“New Orders”) increased 6% in the second quarter of 2019 compared to the second quarter of 2018. The average sales price for New Orders in the second quarter of 2019 decreased 5% to $358.6 compared to the second quarter of 2018.
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
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial Data:
Revenues	$1,757,448	$1,750,463	$3,400,654	$3,240,556
Cost of sales	$1,425,388	$1,416,797	$2,764,194	$2,628,743
Gross profit margin percentage	18.9%	19.1%	18.7%	18.9%
Selling, general and administrative expenses	$112,210	$106,517	$227,944	$212,064
Operating Data:
New orders (units)	5,239	4,964	10,378	10,138
Average new order price	$358.6	$376.3	$362.7	$377.3
Settlements (units)	4,720	4,611	9,213	8,507
Average settlement price	$372.3	$379.6	$369.1	$380.9
Backlog (units)			9,530	10,162
Average backlog price			$369.0	$380.0
New order cancellation rate	13.1%	13.0%	13.6%	13.3%
Consolidated Homebuilding - Three Months Ended June 30, 2019 and 2018
Homebuilding revenues were essentially flat in the second quarter of 2019 compared to the same period in 2018, as a result of a 2% increase in the number of units settled, offset by a 2% decrease in the average settlement price. The increase in the number of units settled was primarily attributable to a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was attributable to a 1% lower average price of units in backlog entering the second quarter of 2019 compared to the same period in 2018, driven by a shift to smaller, lower priced products and to lower priced markets.
Gross profit margin percentage in the second quarter of 2019 decreased to 18.9%, from 19.1% in the second quarter of 2018. Gross profit margin was negatively impacted by increases in certain construction costs, offset partially by lower lumber costs quarter over quarter.
The number of New Orders increased 6% while the average sales price of New Orders decreased 5% in the second quarter of 2019 compared to the second quarter of 2018.  The increase in New Orders was attributable primarily to an increase in New Orders in our Mideast and Southeast market segments, partially driven by an increase in the average number of active communities in each of these segments. Additionally, more favorable market conditions in the second quarter of 2019 led to higher community absorption rates in each of our market segments quarter over quarter. The decrease in the average sales price of New Orders was attributable to a continued shift in New Orders to smaller, lower price products, as well as a shift to markets with lower average sales prices.
Selling, general and administrative (“SG&A”) expenses in the second quarter of 2019 increased by 5% when compared to the same period in 2018, and as a percentage of revenue increased to 6.4% in the second quarter of 2019 from 6.1% in the second quarter of 2018.  The increase in SG&A expense is primarily due to an approximate $3,700 increase in personnel costs in the second quarter of 2019 compared to the same period in 2018.
Consolidated Homebuilding - Six Months Ended June 30, 2019 and 2018
Homebuilding revenues increased 5% for the six months ended June 30, 2019 from the same period in 2018, due to an 8% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price year over year.  The increase in the number of units settled was primarily attributable to a higher backlog turnover rate year over year. The decrease in the average settlement price was attributable to a 2% lower average price of units in backlog entering 2019 compared to the same period in 2018 and a relative shift in settlements to smaller, lower priced products and to lower priced markets.
Gross profit margin percentage in the first six months of 2019 decreased to 18.7% from 18.9% in the same period of 2018, due to increases in certain construction costs, offset partially by lower lumber costs year over year.
The number of New Orders increased 2% while the average sales price of New Orders decreased by 4% in the first six months of 2019 when compared to the first six months of 2018.  New Orders increased primarily due to an increase in New Orders in our Southeast market segment, driven in part by an increase in the average number of active communities in the segment. Additionally, favorable market conditions in 2019 led to a higher community absorption rate year over year.  The decrease in the average sales price of New Orders is attributable to a shift to smaller, lower priced products, as well as a shift to markets with lower average sales prices.
SG&A expenses in the first six months of 2019 increased by 7% when compared to the first six months of 2018, and as a percentage of revenue increased to 6.7% in 2019 from 6.5% in 2018. SG&A expenses increased primarily due to an approximate $10,400 increase in equity-based compensation expense attributable to the grant of non-qualified stock options ("Options") and restricted share units (RSUs") in the second quarter of 2018, and an approximate $3,200 increase in personnel costs.
Backlog units and dollars were 9,530 units and $3,516,505, respectively, as of June 30, 2019 compared to 10,162 units and $3,861,853, respectively, as of June 30, 2018.  The 6% decrease in backlog units was primarily attributable to the aforementioned 8% increase in units settled year over year. Backlog dollars were 9% lower year over year due primarily to the lower backlog unit balance, coupled with the 4% decrease in the average sales price of New Orders for the first six months of 2019 compared to the same period in 2018.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 13.6% and 13.3% in the first six months of 2019 and 2018, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2019 or future years. Other than those units that are cancelled, we expect to settle substantially all of our June 30, 2019 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2019 and December 31, 2018 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $4,000 and $3,900 at June 30, 2019 and December 31, 2018, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2019 and 2018.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Mid Atlantic	$982,032	$973,677	$1,863,356	$1,816,173
North East	121,804	147,618	244,431	270,332
Mid East	359,908	363,288	698,457	653,525
South East	293,704	265,880	594,410	500,526

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit margin:
Mid Atlantic	$187,793	$178,415	$350,525	$335,440
North East	23,248	28,338	46,087	54,517
Mid East	68,294	68,118	129,643	119,129
South East	56,526	52,421	116,104	96,639

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit margin percentage:
Mid Atlantic	19.1%	18.3%	18.8%	18.5%
North East	19.1%	19.2%	18.9%	20.2%
Mid East	19.0%	18.8%	18.6%	18.2%
South East	19.2%	19.7%	19.5%	19.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment profit:
Mid Atlantic	$123,802	$112,221	$223,166	$203,268
North East	11,563	16,777	23,023	32,481
Mid East	40,291	42,174	75,766	69,385
South East	30,825	29,203	65,861	52,440
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,322	$411.3	2,414	$427.0	4,766	$415.3	4,917	$430.4
North East	364	$376.5	365	$406.0	677	$378.8	736	$407.9
Mid East	1,276	$317.9	1,142	$328.0	2,490	$319.0	2,438	$327.2
South East	1,277	$298.4	1,043	$301.5	2,445	$300.3	2,047	$298.4
Total	5,239	$358.6	4,964	$376.3	10,378	$362.7	10,138	$377.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,326	$422.2	2,239	$434.8	4,469	$416.9	4,165	$436.0
North East	314	$387.7	354	$417.0	617	$396.1	655	$412.7
Mid East	1,097	$328.0	1,092	$332.6	2,127	$328.3	1,971	$331.5
South East	983	$298.8	926	$287.1	2,000	$297.2	1,716	$291.7
Total	4,720	$372.3	4,611	$379.6	9,213	$369.1	8,507	$380.9

	As of June 30,
	2019		2018
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,445	$421.2	4,976	$427.1
North East	623	$384.4	763	$418.3
Mid East	2,169	$324.2	2,365	$334.7
South East	2,293	$306.0	2,058	$304.0
Total	9,530	$369.0	10,162	$380.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New order cancellation rate:
Mid Atlantic	13.2%	13.6%	14.0%	14.0%
North East	11.0%	9.7%	11.5%	10.6%
Mid East	13.2%	12.6%	13.0%	12.4%
South East	13.5%	13.1%	13.8%	13.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average active communities:
Mid Atlantic	211	238	211	239
North East	34	37	32	37
Mid East	131	117	128	121
South East	94	88	89	86
Total	470	480	460	483
Homebuilding Inventory:

	June 30, 2019	December 31, 2018
Sold inventory:
Mid Atlantic	$677,808	$622,997
North East	83,689	79,530
Mid East	221,768	195,149
South East	211,859	182,458
Total (1)	$1,195,124	$1,080,134

	June 30, 2019	December 31, 2018
Unsold lots and housing units inventory:
Mid Atlantic	$80,723	$74,689
North East	12,548	11,088
Mid East	14,271	9,045
South East	24,744	20,611
Total (1)	$132,286	$115,433
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2019	December 31, 2018
Total lots controlled:
Mid Atlantic	41,150	40,350
North East	9,250	8,950
Mid East	23,750	24,350
South East	27,250	26,050
Total	101,400	99,700

	June 30, 2019	December 31, 2018
Contract land deposits, net:
Mid Atlantic	$207,029	$199,917
North East	47,338	42,591
Mid East	54,151	52,899
South East	105,280	104,693
Total	$413,798	$400,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$—	$184	$289	$182
North East	(200)	641	1,050	641
Mid East	9	21	9	26
South East	—	5	—	1,915
Total	$(191)	$851	$1,348	$2,764
Mid Atlantic
Three Months Ended June 30, 2019 and 2018
The Mid Atlantic segment had an approximate $11,600, or 10%, increase in segment profit in the second quarter of 2019 compared to the second quarter of 2018.  The increase in segment profit was driven by improved gross profit margins, and by an increase of approximately $8,400, or 1%, in segment revenues quarter over quarter. Segment revenues increased due to a 4% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to a relative shift in settlements to lower priced products in the second quarter of 2019 compared to the same period in 2018. The Mid Atlantic segment’s gross profit margin percentage increased to 19.1% in the second quarter of 2019 from 18.3% in the second quarter of 2018, primarily due to lower lumber costs and lower lot costs as a percentage of revenue.
Segment New Orders and the average sales price of New Orders each decreased 4% in the second quarter of 2019 compared to the second quarter of 2018. New Orders decreased primarily due to a 12% decrease in the average number of active communities quarter over quarter, offset partially by higher community absorption rates quarter over quarter.  The decrease in the average sales price of New Orders is attributable to a shift to lower priced products and lower priced markets within the segment.
Six Months Ended June 30, 2019 and 2018
The Mid Atlantic segment had an approximate $19,900, or 10%, increase in segment profit in the first six months of 2019 compared to the first six months of 2018.  The increase in segment profit was driven by an increase of approximately $47,200, or 3%, in segment revenues, and by improved gross profit margins year over year. Segment revenues increased due to a 7% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price year over year. The increase in units settled is attributable primarily to a higher backlog turnover rate year over year.  The average settlement price in the current year was negatively impacted by a relative shift in settlements to lower priced products and lower priced markets within the segment. The Mid Atlantic segment’s gross profit margin percentage increased to 18.8% for the first six months of 2019 from 18.5% in the first six months of 2018, primarily due to lower lumber costs, offset partially by increases in certain construction costs.
Segment New Orders and the average sales price of New Orders decreased 3% and 4%, respectively in the first six months of 2019 compared to the same period in 2018. New Orders decreased primarily due to a 12% decrease in the average number of active communities year over year, offset partially by higher community absorption rates year over year.  The decrease in the average sales price of New Orders is attributable to a relative shift to lower priced products and a shift to markets with lower average sales prices within the segment.
North East
Three Months Ended June 30, 2019 and 2018
The North East segment had an approximate $5,200, or 31%, decrease in segment profit in the second quarter of 2019 compared to the second quarter of 2018 due primarily to a decrease in segment revenues of approximately $25,800, or 18%, quarter over quarter. The decrease in segment revenues was attributable to decreases in the number of units settled and the average settlement price of 11% and 7%, respectively, due primarily to a 24% lower backlog unit balance and an 8% lower average sales price of units in backlog entering the second quarter of 2019 compared to the backlog entering the second quarter of 2018. The North East segment’s gross profit margin percentage decreased to 19.1% in the second quarter of 2019 from 19.2% in the second quarter of 2018.
Segment New Orders were flat quarter over quarter, while the average sales price of New Orders decreased 7%, in the second quarter of 2019 compared to the second quarter of 2018. The average sales price of New Orders was negatively impacted primarily by a relative shift in New Orders to markets within the segment with lower average sales prices and a shift to lower priced products.
Six Months Ended June 30, 2019 and 2018
The North East segment had an approximate $9,500, or 29%, decrease in segment profit in the first six months of 2019 compared to the first six months of 2018 due to a decrease in segment revenues of approximately $25,900, or 10%. The decrease in segment revenues was attributable to decreases in the number of units settled and the average settlement price of 6% and 4%, respectively, due primarily to a 17% lower backlog unit balance and a 5% lower average sales price of units in backlog entering 2019 compared to the backlog entering 2018. The North East segment’s gross profit margin percentage decreased to 18.9% in the first six months of 2019 from 20.2% in the first six months of 2018, primarily due to higher construction costs.
Segment New Orders and the average sales price of New Orders decreased 8% and 7%, respectively, in the first six months of 2019 compared to the same period in 2018. New Orders were negatively impacted by a 15% decrease in the average number of active communities year over year. The average sales price of New Orders was negatively impacted primarily by a relative shift in New Orders to markets within the segment with lower average sales prices and a shift to lower priced products.
Mid East
Three Months Ended June 30, 2019 and 2018
The Mid East segment had an approximate $1,900, or 4%, decrease in segment profit in the second quarter of 2019 compared to the second quarter of 2018. The decrease in segment profit was driven by a decrease in segment revenues of approximately $3,400, or 1%, quarter over quarter. Segment revenues decreased primarily due to a 1% decrease in the average settlement price of units settled quarter over quarter. The segment’s gross profit margin percentage increased to 19.0% in the second quarter of 2019 from 18.8% in the second quarter of 2018, primarily due to lower lumber costs, offset partially by increases in certain construction costs.
Segment New Orders increased 12%, while the average sales price of New Orders decreased 3% in the second quarter of 2019 compared to the second quarter of 2018.  New Orders increased due primarily to an 11% increase in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by a relative shift to lower priced products and to markets within the segment with lower average sales prices.
Six Months Ended June 30, 2019 and 2018
The Mid East segment had an approximate $6,400, or 9%, increase in segment profit in the first six months of 2019 compared to the first six months of 2018.  The increase in segment profit was driven by an increase of approximately $44,900, or 7%, in revenues year over year.  Segment revenues increased primarily due to an 8% increase in the number of units settled year over year, due primarily to a higher backlog turnover rate year over year. The segment’s gross profit margin percentage increased to 18.6% in the first six months of 2019 from 18.2% in first six months of 2018, primarily due to lower lumber costs, offset partially by increases in certain construction costs.
Segment New Orders increased 2%, while the average sales price of New Orders decreased 3% in the first six months of 2019 compared to the same period in 2018.  New Orders increased primarily due to a 6% increase in the average number of active communities in 2019 compared to the same period in 2018. The average sales price of New Orders was negatively impacted by a relative shift to lower priced products and to markets within the segment with lower average sales prices.
South East
Three Months Ended June 30, 2019 and 2018
The South East segment had an approximate $1,600, or 6%, increase in segment profit in the second quarter of 2019 compared to the second quarter of 2018. The increase in segment profit was primarily driven by an increase of approximately $27,800, or 10%, in revenues quarter over quarter.  The increase in revenues was due to a 6% increase in the number of units settled and a 4% increase in the average settlement price quarter over quarter. The number of units settled was favorably impacted by a 3% higher backlog unit balance entering the second quarter of 2019 compared to the same period in 2018, coupled with a higher backlog turnover rate quarter over quarter. The average settlement price in the second quarter of 2019 was favorably impacted by a 3% higher average sales price of units in backlog entering the second quarter of 2019 compared to the same period 2018. The South East segment’s gross profit margin percentage decreased to 19.2% in the second quarter of 2019 from 19.7% in the second quarter of 2018, primarily due to increased lot costs and certain construction costs, offset partially by lower lumber costs.
Segment New Orders increased 22%, while the average sales price on New Orders decreased 1%, in the second quarter of 2019 compared to the second quarter of 2018.  New Orders were favorably impacted by an increase in the average number of active communities in certain of our stronger markets within the segment and by a higher segment absorption rate in the second quarter of 2019 compared to the second quarter of 2018.
Six Months Ended June 30, 2019 and 2018
The South East segment had an approximate $13,400, or 26%, increase in segment profit in the first six months of 2019 compared to the first six months of 2018.  The increase in segment profit was primarily driven by an increase of approximately $93,900, or 19%, in revenues year over year, due primarily to a 17% increase in the number of units settled year over year. The increase in units settled was attributable to a 7% higher backlog unit balance entering 2019 compared to the backlog unit balance entering 2018, coupled with a higher backlog turnover rate year over year. The South East segment’s gross profit margin percentage increased to 19.5% in the first six months of 2019 from 19.3% in the first six months of 2018 primarily due to lower lumber costs, offset partially by increases in certain construction costs year over year.
Segment New Orders and the average sales price of New Orders increased 19% and 1%, respectively, in the first six months of 2019 compared to the first six months of 2018.  New Orders were favorably impacted by an increase in the average number of active communities in certain of our stronger markets withn the segment, and by a higher segment absorption rate year over year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding consolidated gross profit:
Mid Atlantic	$187,793	$178,415	$350,525	$335,440
North East	23,248	28,338	46,087	54,517
Mid East	68,294	68,118	129,643	119,129
South East	56,526	52,421	116,104	96,639
Consolidation adjustments and other	(3,801)	6,374	(5,899)	6,088
Homebuilding consolidated gross profit	$332,060	$333,666	$636,460	$611,813

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding consolidated income before taxes:
Mid Atlantic	$123,802	$112,221	$223,166	$203,268
North East	11,563	16,777	23,023	32,481
Mid East	40,291	42,174	75,766	69,385
South East	30,825	29,203	65,861	52,440
Reconciling items:
Equity-based compensation expense (1)	(17,466)	(17,230)	(37,438)	(26,617)
Corporate capital allocation (2)	56,177	53,954	110,735	104,653
Unallocated corporate overhead	(29,354)	(22,503)	(61,089)	(53,787)
Consolidation adjustments and other	9,836	14,701	20,034	22,031
Corporate interest expense	(6,024)	(6,031)	(11,998)	(12,018)
Reconciling items sub-total	13,169	22,891	20,244	34,262
Homebuilding consolidated income before taxes	$219,650	$223,266	$408,060	$391,836

(1)	The increase in equity-based compensation expense for the six-month period ended June 30, 2019 was primarily attributable to the equity grant in the second quarter of 2018.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Corporate capital allocation charge:
Mid Atlantic	$31,378	$31,501	$61,794	$61,949
North East	4,626	4,580	9,353	8,760
Mid East	9,497	9,057	18,512	17,030
South East	10,676	8,816	21,076	16,914
Total	$56,177	$53,954	$110,735	$104,653

Mortgage Banking Segment
Three and Six Months Ended June 30, 2019 and 2018
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan closing volume:
Total principal	$1,231,039	$1,214,101	$2,372,037	$2,223,774

Loan volume mix:
Adjustable rate mortgages	11%	10%	11%	9%
Fixed-rate mortgages	89%	90%	89%	91%

Operating profit:
Segment profit	$26,173	$19,685	$55,731	$42,235
Equity-based compensation expense	(1,111)	(1,365)	(472)	(1,487)
Mortgage banking income before tax	$25,062	$18,320	$55,259	$40,748

Capture rate:	89%	87%	89%	87%

Mortgage banking fees:
Net gain on sale of loans	$32,962	$27,571	$67,919	$58,891
Title services	9,592	9,077	18,292	16,926
Servicing fees	192	194	340	346
	$42,746	$36,842	$86,551	$76,163
Loan closing volume for the three and six months ended June 30, 2019 increased by approximately $16,900, or 1%, and $148,300 or 7%, respectively, from the same periods in 2018. The increase in loan closing volume during the three and six months ended June 30, 2019, respectively, was primarily attributable to the 2% and 8% increases in the homebuilding segment’s number of units settled during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018.
Segment profit for the three and six months ended June 30, 2019 increased by approximately $6,500, or 33%, and $13,500, or 32%, respectively, from the same periods in 2018. The increases were primarily attributable to an increase in mortgage banking fees and a decrease in general and administrative expenses. Mortgage banking fees increased by approximately $5,900 and $10,400 during the three and six months ended June 30, 2019, respectively, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains and the timing of loan sales. General and administrative expenses decreased approximately $700 and $2,400 during the three and six months ended June 30, 2019, respectively, primarily due to a decrease in personnel costs. Mortgage banking income before tax in the first six months of 2019 was favorably impacted by a reversal of approximately $2,200 of equity-based compensation expense related to options forfeited during the first quarter.

Effective Tax Rate
Our effective tax rate during the three and six months ended June 30, 2019 was 14.1% and 14.0%, respectively, compared to 15.9% and 14.6% for the three and six months ended June 30, 2018, respectively. Our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises, which totaled $30,727 and $59,205, for the three and six months ended June 30, 2019, respectively, and $26,456 and $46,022, for the three and six months ended June 30, 2018, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,000 outstanding at June 30, 2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at June 30, 2019.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  In July 2019, NVRM entered into the Eleventh Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 22, 2020. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2019.
There have been no material changes in our lines of credit and notes payable during the six months ended June 30, 2019.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
For the six months ended June 30, 2019, cash, restricted cash, and cash equivalents increased by $174,161.  Cash provided by operating activities was $302,619.  Cash was provided by earnings for the six months ended June 30, 2019 and net proceeds of $54,662 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $144,618, due to an increase in the number of units under construction at June 30, 2019 compared to December 31, 2018.
Net cash used in investing activities for the six months ended June 30, 2019 of $2,798 included cash used for purchases of property, plant and equipment of $10,699, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $7,167.
Net cash used in financing activities was $125,660 for the six months ended June 30, 2019.  Cash was used to repurchase 111,655 shares of our common stock at an aggregate purchase price of $304,479 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $178,831.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2019.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2019. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended June 30, 2019. On December 12, 2018 and May 2, 2019, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	21,567	$2,848.98	21,567	$137,615
May 1 - 31, 2019	4,428	$3,173.01	4,428	$423,565
June 1 - 30, 2019	3,831	$3,259.03	3,831	$411,080
Total	29,826	$2,949.75	29,826

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Eleventh Amendment to Amended and Restated Master Repurchase Agreement Dated July 24, 2019 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: July 31, 2019	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer