Form 10-Q
period 2019-09-30
NVR INC
filed 2019-11-01
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2019 there were 3,694,905 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Homebuilding:
Cash and cash equivalents	$1,068,172	$688,783
Restricted cash	18,337	16,982
Receivables	29,276	18,641
Inventory:
Lots and housing units, covered under sales agreements with customers	1,236,831	1,076,904
Unsold lots and housing units	161,417	115,631
Land under development	80,193	38,857
Building materials and other	18,008	21,718
	1,496,449	1,253,110

Contract land deposits, net	404,850	396,177
Property, plant and equipment, net	50,463	42,234
Operating lease right-of-use assets	63,505	—
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	181,234	184,004
	3,353,866	2,641,511
Mortgage Banking:
Cash and cash equivalents	26,765	23,092
Restricted cash	2,493	3,071
Mortgage loans held for sale, net	411,223	458,324
Property and equipment, net	6,058	6,510
Operating lease right-of-use assets	13,857	—
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	21,750	26,078
	489,493	524,422
Total assets	$3,843,359	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$285,714	$244,496
Accrued expenses and other liabilities	319,347	332,871
Customer deposits	142,937	138,246
Operating lease liabilities	70,864	—
Senior notes	598,146	597,681
	1,417,008	1,313,294
Mortgage Banking:
Accounts payable and other liabilities	40,084	44,077
Operating lease liabilities	14,810	—
	54,894	44,077
Total liabilities	1,471,902	1,357,371

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2019 and December 31, 2018	206	206
Additional paid-in capital	2,020,180	1,820,223
Deferred compensation trust – 107,295 and 107,340 shares of NVR, Inc. common stock as of September 30, 2019 and December 31, 2018, respectively	(16,912)	(16,937)
Deferred compensation liability	16,912	16,937
Retained earnings	7,653,735	7,031,333
Less treasury stock at cost – 16,857,145 and 16,977,499 shares as of September 30, 2019 and December 31, 2018, respectively	(7,302,664)	(7,043,200)
Total shareholders' equity	2,371,457	1,808,562
Total liabilities and shareholders' equity	$3,843,359	$3,165,933

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding:
Revenues	$1,873,331	$1,809,345	$5,273,985	$5,049,901
Other income	6,696	2,840	18,266	6,981
Cost of sales	(1,518,276)	(1,472,649)	(4,282,470)	(4,101,392)
Selling, general and administrative	(109,969)	(109,372)	(337,913)	(321,436)
Operating income	251,782	230,164	671,868	634,054
Interest expense	(6,008)	(5,968)	(18,034)	(18,022)
Homebuilding income	245,774	224,196	653,834	616,032

Mortgage Banking:
Mortgage banking fees	37,933	43,062	124,484	119,225
Interest income	3,340	3,362	8,910	8,370
Other income	819	659	2,039	1,824
General and administrative	(20,407)	(21,340)	(57,999)	(62,371)
Interest expense	(285)	(229)	(775)	(786)
Mortgage banking income	21,400	25,514	76,659	66,262

Income before taxes	267,174	249,710	730,493	682,294
Income tax expense	(43,387)	(53,894)	(108,091)	(117,255)

Net income	$223,787	$195,816	$622,402	$565,039

Basic earnings per share	$60.94	$54.21	$171.43	$155.22

Diluted earnings per share	$56.11	$48.28	$156.61	$136.53

Basic weighted average shares outstanding	3,672	3,612	3,631	3,640

Diluted weighted average shares outstanding	3,988	4,056	3,974	4,139

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$622,402	$565,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,369	15,053
Equity-based compensation expense	58,680	51,690
Contract land deposit and other (recoveries) impairments, net	(456)	9,311
Gain on sale of loans, net	(95,690)	(92,609)
Mortgage loans closed	(3,749,567)	(3,472,345)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,885,688	3,588,082
Distribution of earnings from unconsolidated joint ventures	3,376	3,863
Net change in assets and liabilities:
Increase in inventory	(243,339)	(174,871)
Increase in contract land deposits	(8,217)	(6,587)
Increase in receivables	(8,481)	(7,028)
Increase in accounts payable and accrued expenses	27,995	1,201
Increase in customer deposits	4,691	17,643
Other, net	(3,015)	(6,627)
Net cash provided by operating activities	509,436	491,815

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(335)	(284)
Distribution of capital from unconsolidated joint ventures	8,237	7,873
Purchase of property, plant and equipment	(16,740)	(14,818)
Proceeds from the sale of property, plant and equipment	1,517	742
Net cash used in investing activities	(7,321)	(6,487)

Cash flows from financing activities:
Purchase of treasury stock	(365,542)	(657,369)
Distributions to partner in consolidated variable interest entity	—	(234)
Principal payments on finance lease liabilities	(116)	—
Proceeds from the exercise of stock options	247,355	115,268
Net cash used in financing activities	(118,303)	(542,335)

Net increase (decrease) in cash, restricted cash, and cash equivalents	383,812	(57,007)
Cash, restricted cash, and cash equivalents, beginning of the period	732,248	689,557

Cash, restricted cash, and cash equivalents, end of the period	$1,116,060	$632,550

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$24,040	$24,066
Income taxes paid during the period, net of refunds	$109,116	$125,762

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and nine months ended September 30, 2019 and 2018, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of September 30, 2019 and December 31, 2018 was $293 and $320, respectively, and as of September 30, 2018 and December 31, 2017 was $335 and $1,069, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers (“Handmoney”) on homes not settled, were $142,937 and $138,246 as of September 30, 2019 and December 31, 2018, respectively. We expect that substantially all of the December 31, 2018 Handmoney balance will be recognized in revenue in 2019. Our prepaid sales compensation totaled approximately $18,100 and $17,000, as of September 30, 2019 and December 31, 2018, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of September 30, 2019, we controlled approximately 98,150 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $430,200 and $4,400, respectively.  As noted above, our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $2,300 and $100, respectively, as of September 30, 2019, of which approximately $1,400 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Contract land deposits	$432,494	$425,393
Loss reserve on contract land deposits	(27,644)	(29,216)
Contract land deposits, net	404,850	396,177
Contingent obligations in the form of letters of credit	4,520	3,923
Specific performance obligations (1)	1,505	1,505
Total risk of loss	$410,875	$401,605

(1)	As of both September 30, 2019 and December 31, 2018, we were committed to purchase 10 finished lots under specific performance obligations.
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
At September 30, 2019, we had an aggregate investment totaling approximately $24,600 in six JVs that are expected to produce approximately 6,400 finished lots, of which approximately 3,050 lots were controlled by us and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, we had additional funding commitments totaling approximately $4,700 in the aggregate to three of the JVs at September 30, 2019. We have determined that we are not the primary beneficiary of five of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $24,600 and $29,400 at September 30, 2019 and December 31, 2018, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2018, all activities under the consolidated JV had been completed. As of September 30, 2019, we had no investment remaining in the JV and the JV had remaining balances of $293 in cash and $263 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
In September 2019, we purchased a raw land parcel for approximately $44,700. The parcel is expected to produce approximately 400 lots.
As of September 30, 2019, we directly owned a total of five separate raw land parcels with a carrying value of $80,193 that are expected to produce approximately 800 finished lots. We also have additional funding commitments of approximately $6,800 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,900.
None of the raw parcels had any indicators of impairment as of September 30, 2019.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The following table reflects the changes in our capitalized interest during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest capitalized, beginning of period	$3,854	$5,388	$4,154	$5,583
Interest incurred	6,596	6,517	19,702	19,737
Interest charged to interest expense	(6,293)	(6,197)	(18,809)	(18,808)
Interest charged to cost of sales	(581)	(1,136)	(1,471)	(1,940)
Interest capitalized, end of period	$3,576	$4,572	$3,576	$4,572

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding used to calculate basic EPS	3,672	3,612	3,631	3,640
Dilutive securities:
Stock options and restricted share units	316	444	343	499
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,988	4,056	3,974	4,139

The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive securities	251	371	319	353

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2019	$206	$1,962,156	$7,429,948	$(7,272,871)	$(16,912)	$16,912	$2,119,439

Net income	—	—	223,787	—	—	—	223,787
Deferred compensation activity, net	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	(61,063)	—	—	(61,063)
Equity-based compensation	—	20,770	—	—	—	—	20,770
Proceeds from Options exercised	—	68,524	—	—	—	—	68,524
Treasury stock issued upon option exercise and restricted share vesting	—	(31,270)	—	31,270	—	—	—
Balance, September 30, 2019	$206	$2,020,180	$7,653,735	$(7,302,664)	$(16,912)	$16,912	$2,371,457

A summary of changes in shareholders’ equity for the nine months ended September 30, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

Net income	—	—	622,402	—	—	—	622,402
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(365,542)	—	—	(365,542)
Equity-based compensation	—	58,680	—	—	—	—	58,680
Proceeds from Options exercised	—	247,355	—	—	—	—	247,355
Treasury stock issued upon option exercise and restricted share vesting	—	(106,078)	—	106,078	—	—	—
Balance, September 30, 2019	$206	$2,020,180	$7,653,735	$(7,302,664)	$(16,912)	$16,912	$2,371,457

We repurchased approximately 18 and 130 shares of our common stock during the three and nine months ended September 30, 2019, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 73 and 250 shares were issued from the treasury account during the three and nine months ended September 30, 2019, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares acquired.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

A summary of changes in shareholders’ equity for the three months ended September 30, 2018 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2018	$206	$1,721,696	$6,603,359	$(6,717,690)	$(17,148)	$17,148	$1,607,571

Net income	—	—	195,816	—	—	—	195,816
Deferred compensation activity, net	—	—	—	—	220	(220)	—
Purchase of common stock for treasury	—	—	—	(173,831)	—	—	(173,831)
Equity-based compensation	—	23,586	—	—	—	—	23,586
Proceeds from Options exercised	—	29,174	—	—	—	—	29,174
Treasury stock issued upon option exercise and restricted share vesting	—	(12,133)	—	12,133	—	—	—
Balance, September 30, 2018	$206	$1,762,323	$6,799,175	$(6,879,388)	$(16,928)	$16,928	$1,682,316

A summary of changes in shareholders’ equity for the nine months ended September 30, 2018 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	565,039	—	—	—	565,039
Deferred compensation activity, net	—	—	—	—	455	(455)	—
Purchase of common stock for treasury	—	—	—	(657,369)	—	—	(657,369)
Equity-based compensation	—	51,690	—	—	—	—	51,690
Proceeds from Options exercised	—	115,268	—	—	—	—	115,268
Treasury stock issued upon option exercise and restricted share vesting	—	(48,832)	—	48,832	—	—	—
Balance, September 30, 2018	$206	$1,762,323	$6,799,175	$(6,879,388)	$(16,928)	$16,928	$1,682,316

We repurchased approximately 64 and 222 shares of our common stock during the three and nine months ended September 30, 2018, respectively. Approximately 30 and 126 shares were issued from the treasury account during the three and nine months ended September 30, 2018, respectively, in settlement of Option exercises and vesting of RSUs.

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
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty reserve, beginning of period	$100,659	$99,702	$103,700	$94,513
Provision	20,217	15,900	48,486	43,644
Payments	(17,205)	(15,771)	(48,515)	(38,326)
Warranty reserve, end of period	$103,671	$99,831	$103,671	$99,831

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Homebuilding Mid Atlantic	$1,012,056	$991,077	$2,875,411	$2,807,251
Homebuilding North East	120,478	152,858	364,909	423,190
Homebuilding Mid East	406,145	391,933	1,104,603	1,045,458
Homebuilding South East	334,652	273,477	929,062	774,002
Mortgage Banking	37,933	43,062	124,484	119,225
Total consolidated revenues	$1,911,264	$1,852,407	$5,398,469	$5,169,126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before taxes:
Homebuilding Mid Atlantic	$124,900	$115,180	$348,067	$318,447
Homebuilding North East	13,164	18,560	36,187	51,041
Homebuilding Mid East	50,210	51,744	125,976	121,129
Homebuilding South East	39,721	31,426	105,582	83,867
Mortgage Banking	22,835	27,183	78,566	69,418
Total segment profit before taxes	250,830	244,093	694,378	643,902
Reconciling items:
Equity-based compensation expense (1)	(20,770)	(23,586)	(58,680)	(51,690)
Corporate capital allocation (2)	57,887	55,438	168,621	160,091
Unallocated corporate overhead	(27,914)	(20,424)	(89,003)	(74,211)
Consolidation adjustments and other	13,107	142	33,141	22,173
Corporate interest expense	(5,966)	(5,953)	(17,964)	(17,971)
Reconciling items sub-total	16,344	5,617	36,115	38,392
Consolidated income before taxes	$267,174	$249,710	$730,493	$682,294

(1)
The increase in equity-based compensation expense for the nine-month period ended September 30, 2019 was primarily attributable to incurring a full nine months of expense for the equity awards granted in the second quarter of 2018.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,504	$31,733	$93,297	$93,682
Homebuilding North East	5,028	4,565	14,381	13,325
Homebuilding Mid East	9,791	9,541	28,303	26,571
Homebuilding South East	11,564	9,599	32,640	26,513
Total	$57,887	$55,438	$168,621	$160,091

	September 30, 2019	December 31, 2018
Assets:
Homebuilding Mid Atlantic	$1,122,806	$1,018,953
Homebuilding North East	176,567	144,412
Homebuilding Mid East	322,672	290,815
Homebuilding South East	410,556	332,468
Mortgage Banking	482,146	517,075
Total segment assets	2,514,747	2,303,723
Reconciling items:
Cash and cash equivalents	1,068,172	688,783
Deferred taxes	114,579	112,333
Intangible assets and goodwill	49,872	49,989
Operating lease right-of-use assets	63,505	—
Contract land deposit reserve	(27,644)	(29,216)
Consolidation adjustments and other	60,128	40,321
Reconciling items sub-total	1,328,612	862,210
Consolidated assets	$3,843,359	$3,165,933

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of September 30, 2019 and December 31, 2018 were $625,500 and $594,000, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at September 30, 2019 and December 31, 2018 were $598,146 and $597,681, respectively.  Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2019, there were contractual commitments to extend credit to borrowers aggregating $827,120 and open forward delivery contracts aggregating $1,101,965, which hedge both the rate lock loan commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  The fair value of loans held for sale of $411,223 included on the accompanying condensed consolidated balance sheet has been increased by $7,051 from the aggregate principal balance of $404,172. As of December 31, 2018, the fair value of loans held for sale of $458,324 were increased by $10,880 from the aggregate principal balance of $447,444.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2019	December 31, 2018
Rate lock commitments:
Gross assets	$12,427	$13,831
Gross liabilities	959	345
Net rate lock commitments	$11,468	$13,486
Forward sales contracts:
Gross assets	$1,519	$64
Gross liabilities	2,887	10,121
Net forward sales contracts	$(1,368)	$(10,057)

As of both September 30, 2019 and December 31, 2018, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of September 30, 2019 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$827,120	$2,071	$1,239	$8,158	$—	$11,468
Forward sales contracts	$1,101,965	—	—	—	(1,368)	(1,368)
Mortgages held for sale	$404,172	1,517	798	4,736	—	7,051
Total fair value measurement		$3,588	$2,037	$12,894	$(1,368)	$17,151

The total fair value measurement adjustment as of December 31, 2018 was $14,309. NVRM recorded a fair value adjustment to expense of $8,711 for the three months ended September 30, 2019, and recorded a fair value adjustment to income of $2,842 for the nine months ended September 30, 2019. NVRM recorded a fair value adjustment to expense of $1,986 for the three months ended September 30, 2018, and recorded a fair value adjustment to income of $7,613 for the nine months ended September 30, 2018.
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
11.    Debt
Senior Notes
As of September 30, 2019, we had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $9,400 was outstanding at September 30, 2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at September 30, 2019.
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
In July 2019, NVRM entered into the Eleventh Amendment (the "Amendment") to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 22, 2020. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At September 30, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at September 30, 2019.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense
Operating lease expense	$8,829	$24,776
Finance lease expense:
Amortization of ROU assets	125	146
Interest on lease liabilities	25	30
Short-term lease expense	5,530	16,775
Total lease expense	$14,509	$41,727

Other information related to leases was as follows:

Nine Months Ended September 30, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,515
Operating cash flows from finance leases	30
Financing cash flows from finance leases	116

ROU assets obtained in exchange for lease obligations:
Operating leases	$11,546
Finance leases	$6,369

Weighted-average remaining lease term (in years):
Operating leases	4.6
Finance leases	6.9

Weighted-average discount rate:
Operating leases	3.7%
Finance leases	2.9%

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

We are committed under multiple non-cancelable operating and finance leases involving office space, production facilities, model homes, office and production equipment, and automobiles. Future minimum lease payments under these leases as of September 30, 2019 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
2019	$9,054	$215
2020	27,450	860
2021	19,867	860
2022	15,578	860
2023	11,899	860
Thereafter	15,665	3,315
Total minimum lease payments	99,513	6,970
Less:
Imputed interest	(8,043)	(717)
Short-term lease payments	(5,796)	—
Total lease liability	$85,674	$6,253

14.    Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2019 was 16.2% and 14.8%, respectively, compared to 21.6% and 17.2% for the three and nine months ended September 30, 2018, respectively. In both periods, our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises. Excess tax benefits were $27,604 and $86,809 for the three and nine months ended September 30, 2019, respectively and $12,585 and $58,607 for the three and nine months ended September 30, 2018, respectively.
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
Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Overview
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
As of September 30, 2019, we controlled approximately 102,000 lots as described below.
Lot Purchase Agreements
We controlled approximately 98,150 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $430,200 and $4,400, respectively. Included in the number of controlled lots are approximately 4,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $27,600 as of September 30, 2019.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $24,600 in six JVs, expected to produce approximately 6,400 lots. Of the lots to be produced by the JVs, approximately 3,050 lots were controlled by us and approximately 3,350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $4,700 in the aggregate to three of the JVs at September 30, 2019.
Land Under Development
We directly owned five separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $80,200 that we intend to develop into approximately 800 finished lots. We had additional funding commitments of approximately $6,800 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,900. One of our five land parcels under development was purchased during September 2019 for approximately $44,700. The parcel is expected to produce approximately 400 lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $2,300 and $100, respectively, as of September 30, 2019, of which approximately $1,400 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.

Current Business Environment and Key Financial Results
During the third quarter of 2019, general market conditions continued to be favorably impacted by low unemployment and strong consumer confidence. Additionally, affordability issues, which had slowed demand for new homes during the second half of 2018, continued to be favorably impacted by a pull back in interest rates throughout 2019, which contributed to improved demand.
Our consolidated revenues for the third quarter of 2019 totaled $1,911,264, a 3% increase from the third quarter of 2018.  Net income for the third quarter ended September 30, 2019 was $223,787, or $56.11 per diluted share, increases of 14% and 16% when compared to net income and diluted earnings per share in the third quarter of 2018, respectively.  Our homebuilding gross profit margin percentage increased to 19.0% in the third quarter of 2019 from 18.6% in the third quarter of 2018. New orders, net of cancellations (“New Orders”) increased by 11% in the third quarter of 2019 compared to the third quarter of 2018. The average sales price for New Orders in the third quarter of 2019 decreased by 1% to $369.2 compared to the third quarter of 2018.
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
Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financial Data:
Revenues	$1,873,331	$1,809,345	$5,273,985	$5,049,901
Cost of sales	$1,518,276	$1,472,649	$4,282,470	$4,101,392
Gross profit margin percentage	19.0%	18.6%	18.8%	18.8%
Selling, general and administrative expenses	$109,969	$109,372	$337,913	$321,436
Operating Data:
New orders (units)	4,766	4,302	15,144	14,440
Average new order price	$369.2	$374.0	$364.8	$376.3
Settlements (units)	5,124	4,754	14,337	13,261
Average settlement price	$365.5	$380.5	$367.8	$380.8
Backlog (units)			9,172	9,710
Average backlog price			$371.0	$377.1
New order cancellation rate	15.7%	15.5%	14.3%	14.0%
Consolidated Homebuilding - Three Months Ended September 30, 2019 and 2018
Homebuilding revenues increased 4% in the third quarter of 2019 compared to the same period in 2018, as a result of an 8% increase in the number of units settled, offset by a 4% decrease in the average settlement price. The increase in the number of units settled was primarily attributable to a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was attributable to a 3% lower average price of units in backlog entering the third quarter of 2019 compared to the same period in 2018, driven by a shift to smaller, lower priced products and to lower priced markets.

Gross profit margin percentage in the third quarter of 2019 increased to 19.0%, from 18.6% in the third quarter of 2018. Gross profit margin in the prior year quarter was negatively impacted by a $7,400, or 41 basis points, impairment charge recognized on one of our JVs.
The number of New Orders increased 11% while the average sales price of New Orders decreased 1% in the third quarter of 2019 compared to the third quarter of 2018.  The increase in New Orders was attributable primarily to an increase in New Orders in our Mid East and South East market segments, partially driven by an increase in the average number of active communities in each of these segments. Additionally, more favorable market conditions in the third quarter of 2019 led to higher community absorption rates in each of our market segments quarter over quarter. The decrease in the average sales price of New Orders was attributable to a shift to markets with lower average sales prices, as well as a continued shift in New Orders to smaller, lower priced products.
Selling, general and administrative (“SG&A”) expenses in the third quarter of 2019 were essentially flat when compared to the same period in 2018, and as a percentage of revenue decreased slightly to 5.9% in the third quarter of 2019 from 6.0% in the third quarter of 2018.
Consolidated Homebuilding - Nine Months Ended September 30, 2019 and 2018
Homebuilding revenues increased 4% for the nine months ended September 30, 2019 from the same period in 2018, due to an 8% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price year over year.  The increase in the number of units settled was primarily attributable to a higher backlog turnover rate year over year. The decrease in the average settlement price was attributable to a 2% lower average price of units in backlog entering 2019 compared to the same period in 2018 and a shift in settlements to smaller, lower priced products and to lower priced markets.
Gross profit margin percentage in the first nine months of both 2019 and 2018 was 18.8%. Increases in certain construction costs in 2019 were offset largely by lower lumber costs year over year.
The number of New Orders increased 5% while the average sales price of New Orders decreased by 3% in the first nine months of 2019 when compared to the first nine months of 2018.  New Orders increased primarily due to an increase in New Orders in our South East and Mid East market segments, driven in part by an increase in the average number of active communities in those segments. Additionally, favorable market conditions in 2019 led to a higher community absorption rate year over year.  The decrease in the average sales price of New Orders was attributable to a shift to markets with lower average sales prices, as well as a continued shift in New Orders to smaller, lower priced products.
SG&A expenses in the first nine months of 2019 increased by 5% when compared to the first nine months of 2018, but as a percentage of revenue were flat at 6.4% in both 2019 and 2018. SG&A expenses increased primarily due to an approximate $7,800 increase in equity-based compensation expense attributable to incurring a full nine months of expense for the equity awards granted in the second quarter of 2018, and an approximate $7,600 increase in personnel costs.
Backlog units and dollars were 9,172 units and $3,402,933, respectively, as of September 30, 2019 compared to 9,710 units and $3,662,037, respectively, as of September 30, 2018. The 6% decrease in backlog units was primarily attributable to the aforementioned 8% increase in units settled year over year, resulting in a higher backlog turnover rate year over year. Backlog dollars were 7% lower year over year due primarily to the lower backlog unit balance.
Backlog, which represents homes sold but not yet settled with the customer, may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14% in the first nine months of both 2019 and 2018.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2019 or future years. Other than those units that are cancelled, we expect to settle substantially all of our September 30, 2019 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control.
Reportable Segments
Homebuilding segment profit includes all revenues and income generated from the sale of homes, less the cost of homes sold, SG&A expenses, and a corporate capital allocation charge determined by corporate management.  The corporate capital allocation charge eliminates in consolidation and is based on the segment’s average net assets employed.  The corporate capital allocation charged to the operating segment allows the Chief Operating Decision Maker to determine whether the operating segment is providing the desired rate of return after covering our cost of capital.
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at September 30, 2019 and December 31, 2018 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $4,500 and $3,900 at September 30, 2019 and December 31, 2018, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2019 and 2018.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Mid Atlantic	$1,012,056	$991,077	$2,875,411	$2,807,251
North East	120,478	152,858	364,909	423,190
Mid East	406,145	391,933	1,104,603	1,045,458
South East	334,652	273,477	929,062	774,002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit margin:
Mid Atlantic	$189,535	$181,993	$540,060	$517,433
North East	25,364	30,184	71,452	84,701
Mid East	79,227	78,546	208,870	197,675
South East	66,836	55,557	182,940	152,197

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit margin percentage:
Mid Atlantic	18.7%	18.4%	18.8%	18.4%
North East	21.1%	19.7%	19.6%	20.0%
Mid East	19.5%	20.0%	18.9%	18.9%
South East	20.0%	20.3%	19.7%	19.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment profit:
Mid Atlantic	$124,900	$115,180	$348,067	$318,447
North East	13,164	18,560	36,187	51,041
Mid East	50,210	51,744	125,976	121,129
South East	39,721	31,426	105,582	83,867
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,086	$427.7	2,124	$426.9	6,852	$419.1	7,041	$429.4
North East	323	$379.0	315	$386.5	1,000	$378.9	1,051	$401.5
Mid East	1,141	$328.6	962	$328.9	3,631	$322.0	3,400	$327.7
South East	1,216	$304.2	901	$293.3	3,661	$301.6	2,948	$296.8
Total	4,766	$369.2	4,302	$374.0	15,144	$364.8	14,440	$376.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,421	$418.0	2,297	$431.4	6,890	$417.3	6,462	$434.4
North East	316	$381.3	367	$416.5	933	$391.0	1,022	$414.1
Mid East	1,255	$323.5	1,164	$336.6	3,382	$326.5	3,135	$333.4
South East	1,132	$295.6	926	$295.3	3,132	$296.6	2,642	$293.0
Total	5,124	$365.5	4,754	$380.5	14,337	$367.8	13,261	$380.8

	As of September 30,
	2019		2018
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,110	$426.4	4,803	$425.0
North East	630	$383.3	711	$405.2
Mid East	2,055	$327.0	2,163	$331.2
South East	2,377	$310.0	2,033	$303.2
Total	9,172	$371.0	9,710	$377.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New order cancellation rate:
Mid Atlantic	16.2%	15.8%	14.7%	14.6%
North East	13.9%	13.5%	12.3%	11.5%
Mid East	15.9%	13.8%	13.9%	12.8%
South East	15.0%	17.3%	14.2%	14.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average active communities:
Mid Atlantic	201	236	208	238
North East	34	36	32	37
Mid East	136	118	131	119
South East	102	89	93	87
Total	473	479	464	481
Homebuilding Inventory:

	September 30, 2019	December 31, 2018
Sold inventory:
Mid Atlantic	$679,895	$622,997
North East	89,891	79,530
Mid East	216,517	195,149
South East	242,876	182,458
Total (1)	$1,229,179	$1,080,134

	September 30, 2019	December 31, 2018
Unsold lots and housing units inventory:
Mid Atlantic	$90,956	$74,689
North East	29,480	11,088
Mid East	15,788	9,045
South East	23,803	20,611
Total (1)	$160,027	$115,433
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2019	December 31, 2018
Total lots controlled:
Mid Atlantic	40,800	40,350
North East	9,550	8,950
Mid East	23,500	24,350
South East	28,150	26,050
Total	102,000	99,700

	September 30, 2019	December 31, 2018
Contract land deposits, net:
Mid Atlantic	$198,308	$199,917
North East	47,035	42,591
Mid East	56,213	52,899
South East	107,814	104,693
Total	$409,370	$400,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$(247)	$1,750	$42	$1,932
North East	—	—	1,050	641
Mid East	41	187	50	213
South East	21	(4)	21	1,911
Total	$(185)	$1,933	$1,163	$4,697
Mid Atlantic
Three Months Ended September 30, 2019 and 2018
The Mid Atlantic segment had an approximate $9,700, or 8%, increase in segment profit in the third quarter of 2019 compared to the third quarter of 2018.  The increase in segment profit was driven by improved gross profit margins, and by an increase in segment revenues of approximately $21,000, or 2%, quarter over quarter. Segment revenues increased due to a 5% increase in the number of units settled, offset partially by a 3% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to a relative shift in settlements to lower priced products in the third quarter of 2019 compared to the same period in 2018. The Mid Atlantic segment’s gross profit margin percentage increased to 18.7% in the third quarter of 2019 from 18.4% in the third quarter of 2018, due in part to the prior year quarter being negatively impacted by the aforementioned JV impairment charge of approximately $7,400. Excluding the 2018 JV impairment charge, gross profit margin percentage was lower by approximately 40 basis points quarter over quarter due to higher construction costs, offset partially by lower lumber costs quarter over quarter.
Segment New Orders decreased 2%, and the average sales price of New Orders was flat in the third quarter of 2019 compared to the third quarter of 2018. New Orders decreased primarily due to a 14% decrease in the average number of active communities quarter over quarter, offset partially by higher community absorption rates quarter over quarter.
Nine Months Ended September 30, 2019 and 2018
The Mid Atlantic segment had an approximate $29,600, or 9%, increase in segment profit in the first nine months of 2019 compared to the first nine months of 2018.  The increase in segment profit was driven by an increase in segment revenues of approximately $68,200, or 2%, and by improved gross profit margins year over year. Segment revenues increased due to a 7% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price year over year. The increase in units settled is attributable primarily to a higher backlog turnover rate year over year.  The average settlement price in the current year was negatively impacted by a relative shift in settlements to lower priced products and lower priced markets within the segment. The segment’s gross profit margin percentage increased to 18.8% for the first nine months of 2019 from 18.4% in the first nine months of 2018, primarily due to lower lumber costs, offset partially by increases in certain construction costs.
Segment New Orders and the average sales price of New Orders decreased 3% and 2%, respectively in the first nine months of 2019 compared to the same period in 2018. New Orders decreased primarily due to a 13% decrease in the average number of active communities year over year, offset partially by higher community absorption rates year over year.  The decrease in the average sales price of New Orders is attributable to a relative shift to lower priced products and a shift to markets with lower average sales prices within the segment.
North East
Three Months Ended September 30, 2019 and 2018
The North East segment had an approximate $5,400, or 29%, decrease in segment profit in the third quarter of 2019 compared to the third quarter of 2018 due primarily to a decrease in segment revenues of approximately $32,400, or 21%, quarter over quarter. The decrease in segment revenues was attributable to decreases in the number of units settled and the average settlement price of 14% and 8%, respectively, due primarily to an 18% lower backlog unit balance and an 8% lower average sales price of units in backlog entering the third quarter of 2019 compared to the backlog entering the third quarter of 2018. The segment’s gross profit margin percentage increased to 21.1% in the third quarter of 2019 from 19.7% in the third quarter of 2018, primarily attributable to lower lot costs as a percentage of revenue.
Segment New Orders increased 3%, while the average sales price of New Orders decreased 2%, in the third quarter of 2019 compared to the third quarter of 2018. The increase in New Orders was attributable to favorable market conditions which led to higher community absorption rates quarter over quarter. The average sales price of New Orders was negatively impacted primarily by a relative shift in New Orders to lower priced products.
Nine Months Ended September 30, 2019 and 2018
The North East segment had an approximate $14,900, or 29%, decrease in segment profit in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in segment revenues of approximately $58,300, or 14%. The decrease in segment revenues was attributable to decreases in the number of units settled and the average settlement price of 9% and 6%, respectively, due primarily to a 17% lower backlog unit balance and a 5% lower average sales price of units in backlog entering 2019 compared to the backlog entering 2018. The North East segment’s gross profit margin percentage decreased to 19.6% in the first nine months of 2019 from 20.0% in the first nine months of 2018, primarily due to higher construction costs, offset partially by lower lot costs as a percentage of revenue.

Segment New Orders and the average sales price of New Orders decreased 5% and 6%, respectively, in the first nine months of 2019 compared to the same period in 2018. New Orders were negatively impacted by a 12% decrease in the average number of active communities year over year. The average sales price of New Orders was negatively impacted primarily by a relative shift in New Orders to lower priced products.
Mid East
Three Months Ended September 30, 2019 and 2018
The Mid East segment had an approximate $1,500, or 3%, decrease in segment profit in the third quarter of 2019 compared to the third quarter of 2018. Segment profit was lower despite an increase in segment revenues of approximately $14,200, or 4%, quarter over quarter. Segment revenues increased primarily due to an 8% increase in the number of units settled, offset partially by a 4% decrease in the average settlement price quarter over quarter. The increase in the number of units settled was favorably impacted by a higher backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to a 3% lower average sales price of units in backlog entering the third quarter of 2019 compared to the backlog entering the third quarter of 2018. The segment’s gross profit margin percentage decreased to 19.5% in the third quarter of 2019 from 20.0% in the third quarter of 2018. The segment profit and gross profit margin percentage were negatively impacted primarily by higher construction costs, offset partially by lower lumber costs.
Segment New Orders increased 19%, while the average sales price of New Orders was flat in the third quarter of 2019 compared to the third quarter of 2018.  New Orders increased due primarily to a 16% increase in the average number of active communities quarter over quarter.
Nine Months Ended September 30, 2019 and 2018
The Mid East segment had an approximate $4,800, or 4%, increase in segment profit in the first nine months of 2019 compared to the first nine months of 2018.  The increase in segment profit was driven by an increase in segment revenues of approximately $59,100, or 6%, year over year.  Segment revenues increased due to an 8% increase in the number of units settled, offset partially by a 2% decrease in the average settlement price year over year. The increase in the number of units settled was favorably impacted by a higher backlog turnover rate year over year. The decrease in the average settlement price is attributable to a relative shift in settlements to lower priced products and lower priced markets within the segment. The segment’s gross profit margin percentage was flat year over year at 18.9%.
Segment New Orders increased 7%, while the average sales price of New Orders decreased 2% in the first nine months of 2019 compared to the same period in 2018.  New Orders increased primarily due to a 9% increase in the average number of active communities in 2019 compared to the same period in 2018. The average sales price of New Orders was negatively impacted by a relative shift to lower priced products and a shift to markets with lower average sales prices within the segment.
South East
Three Months Ended September 30, 2019 and 2018
The South East segment had an approximate $8,300, or 26%, increase in segment profit in the third quarter of 2019 compared to the third quarter of 2018. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $61,200, or 22%, quarter over quarter, attributable primarily to a 22% increase in the number of units settled quarter over quarter. The number of units settled was favorably impacted by an 11% higher backlog unit balance entering the third quarter of 2019 compared to the same period in 2018, coupled with a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage decreased to 20.0% in the third quarter of 2019 from 20.3% in the third quarter of 2018, primarily due to increased lot costs, offset partially by lower lumber costs.
Segment New Orders increased 35%, while the average sales price on New Orders increased 4%, in the third quarter of 2019 compared to the third quarter of 2018.  New Orders were favorably impacted by a 14% increase in the average number of active communities and by favorable market conditions which led to a higher segment absorption rate in the third quarter of 2019 compared to the third quarter of 2018. The average sales price of New Orders was favorably impacted by a relative shift to markets within the segment with higher average sales prices.
Nine Months Ended September 30, 2019 and 2018
The South East segment had an approximate $21,700, or 26%, increase in segment profit in the first nine months of 2019 compared to the first nine months of 2018.  The increase in segment profit was primarily driven by an increase in segment revenues of approximately $155,100, or 20%, year over year, due primarily to a 19% increase in the number of units settled year over year. The increase in units settled was attributable to a 7% higher backlog unit balance entering 2019 compared to the backlog unit balance entering 2018, coupled with a higher backlog turnover rate year over year. The segment’s gross profit margin percentage was flat year over year.
Segment New Orders and the average sales price of New Orders increased 24% and 2%, respectively, in the first nine months of 2019 compared to the first nine months of 2018.  New Orders were favorably impacted by an 8% increase in the average number of active communities and by favorable market conditions which led to a higher segment absorption rate year over year. The average sales price of New Orders was favorably impacted by a relative shift to markets within the segment with higher average sales prices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding consolidated gross profit:
Mid Atlantic	$189,535	$181,993	$540,060	$517,433
North East	25,364	30,184	71,452	84,701
Mid East	79,227	78,546	208,870	197,675
South East	66,836	55,557	182,940	152,197
Consolidation adjustments and other	(5,907)	(9,584)	(11,807)	(3,497)
Homebuilding consolidated gross profit	$355,055	$336,696	$991,515	$948,509

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding consolidated income before taxes:
Mid Atlantic	$124,900	$115,180	$348,067	$318,447
North East	13,164	18,560	36,187	51,041
Mid East	50,210	51,744	125,976	121,129
South East	39,721	31,426	105,582	83,867
Reconciling items:
Equity-based compensation expense (1)	(19,335)	(21,917)	(56,773)	(48,534)
Corporate capital allocation (2)	57,887	55,438	168,621	160,091
Unallocated corporate overhead	(27,914)	(20,424)	(89,003)	(74,211)
Consolidation adjustments and other	13,107	142	33,141	22,173
Corporate interest expense	(5,966)	(5,953)	(17,964)	(17,971)
Reconciling items sub-total	17,779	7,286	38,022	41,548
Homebuilding consolidated income before taxes	$245,774	$224,196	$653,834	$616,032

(1)
The increase in equity-based compensation expense for the nine-month period ended September 30, 2019 was primarily attributable to incurring a full nine months of expense for the equity awards granted in the second quarter of 2018.

(2)
This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Corporate capital allocation charge:
Mid Atlantic	$31,504	$31,733	$93,297	$93,682
North East	5,028	4,565	14,381	13,325
Mid East	9,791	9,541	28,303	26,571
South East	11,564	9,599	32,640	26,513
Total	$57,887	$55,438	$168,621	$160,091

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2019 and 2018
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loan closing volume:
Total principal	$1,373,946	$1,249,199	$3,745,983	$3,472,976

Loan volume mix:
Adjustable rate mortgages	7%	10%	9%	9%
Fixed-rate mortgages	93%	90%	91%	91%

Operating profit:
Segment profit	$22,835	$27,184	$78,566	$69,419
Equity-based compensation expense	(1,435)	(1,670)	(1,907)	(3,157)
Mortgage banking income before tax	$21,400	$25,514	$76,659	$66,262

Capture rate:	90%	88%	89%	87%

Mortgage banking fees:
Net gain on sale of loans	$27,771	$33,718	$95,690	$92,609
Title services	10,005	9,217	28,297	26,143
Servicing fees	157	127	497	473
	$37,933	$43,062	$124,484	$119,225
Loan closing volume for the three and nine months ended September 30, 2019 increased by approximately $124,700, or 10%, and $273,000 or 8%, respectively, from the same periods in 2018. The increase in loan closing volume during the three and nine months ended September 30, 2019, respectively, was primarily attributable to the 8% increase in the homebuilding segment’s number of units settled during both the three and nine months ended September 30, 2019, when compared to the same periods in 2018.
Segment profit for the three months ended September 30, 2019 decreased by approximately $4,300, or 16%, from the same period in 2018. This decrease was primarily attributable to a decrease of approximately $5,100, or 12%, in mortgage banking fees, resulting from the timing of loan sales and a decrease in the fair value measurement adjustment. Segment profit for the nine months ended September 30, 2019 increased by approximately $9,100, or 13%, from the same period in 2018. This increase was primarily attributable to an increase in mortgage banking fees and a decrease in general and administrative expenses.
Mortgage banking fees increased by approximately $5,300, or 4%, during the nine months ended September 30, 2019, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains. General and administrative expenses decreased by approximately $3,100, or 5%, during the nine months ended September 30, 2019, primarily due to a decrease in personnel costs. Mortgage banking income before tax in the first nine months of 2019 was favorably impacted by a reversal of approximately $2,200 of equity-based compensation expense related to options forfeited during the first quarter.

Effective Tax Rate
Our effective tax rate during the three and nine months ended September 30, 2019 was 16.2% and 14.8%, respectively, compared to 21.6% and 17.2% for the three and nine months ended September 30, 2018, respectively. Our effective tax rate was favorably impacted by the recognition of income tax benefits related to excess tax benefits from stock option exercises, which totaled $27,604 and $86,809, for the three and nine months ended September 30, 2019, respectively, and $12,585 and $58,607, for the three and nine months ended September 30, 2018, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,400 outstanding at September 30, 2019, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at September 30, 2019.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  In July 2019, NVRM entered into the Eleventh Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 22, 2020. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At September 30, 2019, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at September 30, 2019.
There have been no material changes in our lines of credit and notes payable during the nine months ended September 30, 2019.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
For the nine months ended September 30, 2019, cash, restricted cash, and cash equivalents increased by $383,812.  Cash provided by operating activities was $509,436.  Cash was provided by earnings for the nine months ended September 30, 2019 and net proceeds of $136,121 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $243,339, due to an increase in the number of units under construction at September 30, 2019 compared to December 31, 2018.
Net cash used in investing activities for the nine months ended September 30, 2019 of $7,321 included cash used for purchases of property, plant and equipment of $16,740, partially offset by the receipt of capital distributions from our unconsolidated JVs totaling $8,237.
Net cash used in financing activities was $118,303 for the nine months ended September 30, 2019.  Cash was used to repurchase 129,679 shares of our common stock at an aggregate purchase price of $365,542 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $247,355.

Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2019.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2019. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended September 30, 2019. On December 12, 2018 and May 2, 2019, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	2,851	$3,265.57	2,851	$401,769
August 1 - 31, 2019	9,196	$3,354.23	9,196	$370,924
September 1 - 30, 2019	5,977	$3,498.07	5,977	$350,016
Total	18,024	$3,387.91	18,024

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: November 1, 2019	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer