Form 10-Q
period 2020-03-31
NVR INC
filed 2020-05-07
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2020 there were 3,680,823 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Homebuilding:
Cash and cash equivalents	$1,078,598	$1,110,892
Restricted cash	23,238	17,943
Receivables	27,089	18,278
Inventory:
Lots and housing units, covered under sales agreements with customers	1,216,514	1,075,420
Unsold lots and housing units	210,328	184,352
Land under development	68,139	69,196
Building materials and other	20,659	18,320
	1,515,640	1,347,288

Contract land deposits, net	369,256	413,851
Property, plant and equipment, net	50,905	52,260
Operating lease right-of-use assets	60,003	63,825
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	191,337	176,144
	3,357,646	3,242,061
Mortgage Banking:
Cash and cash equivalents	13,398	29,412
Restricted cash	2,759	2,276
Mortgage loans held for sale, net	430,942	492,125
Property and equipment, net	5,579	5,828
Operating lease right-of-use assets	15,613	13,345
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	54,239	17,421
	529,877	567,754
Total assets	$3,887,523	$3,809,815

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$306,087	$262,987
Accrued expenses and other liabilities	274,127	346,035
Customer deposits	147,161	131,886
Operating lease liabilities	66,980	71,095
Senior notes	598,456	598,301
	1,392,811	1,410,304
Mortgage Banking:
Accounts payable and other liabilities	61,141	43,985
Operating lease liabilities	16,652	14,282
	77,793	58,267
Total liabilities	1,470,604	1,468,571

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2020 and December 31, 2019	206	206
Additional paid-in capital	2,127,315	2,055,407
Deferred compensation trust – 107,295 shares of NVR, Inc. common stock as of March 31, 2020 and December 31, 2019	(16,912)	(16,912)
Deferred compensation liability	16,912	16,912
Retained earnings	8,085,575	7,909,872
Less treasury stock at cost – 16,881,636 and 16,922,558 shares as of March 31, 2020 and December 31, 2019, respectively	(7,796,177)	(7,624,241)
Total shareholders' equity	2,416,919	2,341,244
Total liabilities and shareholders' equity	$3,887,523	$3,809,815

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Homebuilding:
Revenues	$1,555,707	$1,643,206
Other income	5,336	5,737
Cost of sales	(1,294,743)	(1,338,806)
Selling, general and administrative	(110,167)	(115,734)
Operating income	156,133	194,403
Interest expense	(6,214)	(5,993)
Homebuilding income	149,919	188,410

Mortgage Banking:
Mortgage banking fees	26,821	43,805
Interest income	2,469	2,833
Other income	649	539
General and administrative	(18,211)	(16,758)
Interest expense	(272)	(222)
Mortgage banking income	11,456	30,197

Income before taxes	161,375	218,607
Income tax benefit (expense)	14,328	(30,201)

Net income	$175,703	$188,406

Basic earnings per share	$47.97	$52.23

Diluted earnings per share	$44.96	$47.64

Basic weighted average shares outstanding	3,663	3,607

Diluted weighted average shares outstanding	3,908	3,955

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$175,703	$188,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,622	5,062
Equity-based compensation expense	7,492	19,333
Contract land deposit and other impairments, net	36,336	542
Gain on sale of loans, net	(18,400)	(34,957)
Mortgage loans closed	(1,133,283)	(1,141,720)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,228,025	1,204,898
Distribution of earnings from unconsolidated joint ventures	—	608
Net change in assets and liabilities:
Increase in inventory	(168,352)	(28,059)
Decrease in contract land deposits	8,259	6,303
Increase in receivables	(33,190)	(12,005)
(Decrease) increase in accounts payable and accrued expenses	(39,438)	21,152
Increase in customer deposits	15,275	4,388
Other, net	(15,608)	(6,096)
Net cash provided by operating activities	68,441	227,855

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(335)
Distribution of capital from unconsolidated joint ventures	—	3,257
Purchase of property, plant and equipment	(3,510)	(5,285)
Proceeds from the sale of property, plant and equipment	252	484
Net cash used in investing activities	(3,258)	(1,879)

Cash flows from financing activities:
Purchase of treasury stock	(216,582)	(216,499)
Principal payments on finance lease liabilities	(200)	—
Proceeds from the exercise of stock options	109,062	98,974
Net cash used in financing activities	(107,720)	(117,525)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(42,537)	108,451
Cash, restricted cash, and cash equivalents, beginning of the period	1,160,804	732,248

Cash, restricted cash, and cash equivalents, end of the period	$1,118,267	$840,699

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,174	$11,910
Income taxes paid during the period, net of refunds	$2,438	$2,316

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three months ended March 31, 2020 and 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of March 31, 2020 and December 31, 2019 was $274 and $281, respectively, and as of March 31, 2019 and December 31, 2018 was $300 and $320, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers (“Handmoney”) on homes not settled, were $147,161 and $131,886 as of March 31, 2020 and December 31, 2019, respectively. We expect that substantially all of the December 31, 2019 Handmoney balance will be recognized in revenue in 2020. Our prepaid sales compensation totaled approximately $19,700 and $14,600, as of March 31, 2020 and December 31, 2019, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) which changed the impairment recognition of financial assets from an as incurred recognition methodology to requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Our adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
Effective January 1, 2020, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. Under the standard, an impairment charge to goodwill is recorded in the amount that the carrying amount of a reporting unit's goodwill exceeds its fair value, not to exceed the amount of goodwill allocated to that reporting unit. Our adoption of this standard had no impact on our consolidated financial statements and related disclosures.
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
As of March 31, 2020, we controlled approximately 100,150 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $431,200 and $6,600, respectively.  As noted above, our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements. During the three month period ended March 31, 2020, we incurred pre-tax charges of approximately $36,400 related to the impairment of deposits under Lot Purchase Agreements due primarily to deteriorating market conditions in certain of our markets related to the COVID-19 pandemic. The impairment charges were recorded in cost of sales on the accompanying condensed consolidated statements of income. Our contract land deposit is shown net of a $63,188 and $27,572 impairment reserve at March 31, 2020 and December 31, 2019, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,200 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $1,200 and $100, respectively, as of March 31, 2020, of which approximately $800 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Contract land deposits	$432,444	$441,423
Loss reserve on contract land deposits	(63,188)	(27,572)
Contract land deposits, net	369,256	413,851
Contingent obligations in the form of letters of credit	6,741	5,606
Total risk of loss	$375,997	$419,457

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
At March 31, 2020, we had an aggregate investment totaling approximately $27,800 in four JVs that are expected to produce approximately 6,200 finished lots, of which approximately 2,850 lots were controlled by us and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, we had additional funding commitments totaling approximately $4,200 in the aggregate to one of the JVs at March 31, 2020. We have determined that we are not the primary beneficiary of three of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $27,800 and $26,700 at March 31, 2020 and December 31, 2019, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the unconsolidated JVs had any indicators of impairment as of March 31,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
2020. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2019, all activities under the consolidated JV had been completed. As of March 31, 2020, we had no investment remaining in the JV and the JV had remaining balances of $274 in cash and $248 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
As of March 31, 2020, we directly owned a total of five separate raw land parcels with a carrying value of $68,139 that are expected to produce approximately 600 finished lots. We also have additional funding commitments of approximately $5,900 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,700. None of the raw parcels had any indicators of impairment as of March 31, 2020.

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
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Interest capitalized, beginning of period	$3,499	$4,154
Interest incurred	6,635	6,499
Interest charged to interest expense	(6,486)	(6,215)
Interest charged to cost of sales	(614)	(298)
Interest capitalized, end of period	$3,034	$4,140

6. Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average number of shares outstanding used to calculate basic EPS	3,663	3,607
Dilutive securities:
Stock options and restricted share units	245	348
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,908	3,955
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three months ended March 31, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Anti-dilutive securities	26	363

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
7. Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2020 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2019	$206	$2,055,407	$7,909,872	$(7,624,241)	$(16,912)	$16,912	$2,341,244

Net income	—	—	175,703	—	—	—	175,703
Purchase of common stock for treasury	—	—	—	(216,582)	—	—	(216,582)
Equity-based compensation	—	7,492	—	—	—	—	7,492
Proceeds from Options exercised	—	109,062	—	—	—	—	109,062
Treasury stock issued upon option exercise and restricted share vesting	—	(44,646)	—	44,646	—	—	—
Balance, March 31, 2020	$206	$2,127,315	$8,085,575	$(7,796,177)	$(16,912)	$16,912	$2,416,919
A summary of changes in shareholders’ equity for the three months ended March 31, 2019 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

Net income	—	—	188,406	—	—	—	188,406
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(216,499)	—	—	(216,499)
Equity-based compensation	—	19,333	—	—	—	—	19,333
Proceeds from Options exercised	—	98,974	—	—	—	—	98,974
Treasury stock issued upon option exercise and restricted share vesting	—	(39,430)	—	39,430	—	—	—
Balance, March 31, 2019	$206	$1,899,100	$7,219,739	$(7,220,269)	$(16,912)	$16,912	$1,898,776

We repurchased approximately 58 and 82 shares of our common stock during the three months ended March 31, 2020 and 2019, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 99 and 95 shares were issued from the treasury account during the three months ended March 31, 2020 and 2019, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Warranty reserve, beginning of period	$108,053	$103,700
Provision	12,421	11,823
Payments	(13,442)	(12,671)
Warranty reserve, end of period	$107,032	$102,852

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2020	2019
Revenues:
Homebuilding Mid Atlantic	$774,057	$881,324
Homebuilding North East	106,136	122,627
Homebuilding Mid East	320,695	338,549
Homebuilding South East	354,818	300,706
Mortgage Banking	26,821	43,805
Total consolidated revenues	$1,582,527	$1,687,011

	Three Months Ended March 31,
	2020	2019
Income before taxes:
Homebuilding Mid Atlantic	$81,673	$99,364
Homebuilding North East	10,151	11,460
Homebuilding Mid East	31,164	35,475
Homebuilding South East	47,144	35,036
Mortgage Banking	11,879	29,558
Total segment profit before taxes	182,011	210,893
Reconciling items:
Contract land deposit reserve adjustment (1)	(35,615)	950
Equity-based compensation expense (2)	(7,492)	(19,333)
Corporate capital allocation (3)	56,650	54,559
Unallocated corporate overhead	(37,639)	(31,735)
Consolidation adjustments and other	9,654	9,247
Corporate interest expense	(6,194)	(5,974)
Reconciling items sub-total	(20,636)	7,714
Consolidated income before taxes	$161,375	$218,607

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2020 was primarily attributable to the reversal of approximately $6,500 in equity based compensation related to forfeited stock options during the quarter, coupled with the stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested effective December 31, 2019.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$29,755	$30,417
Homebuilding North East	5,558	4,727
Homebuilding Mid East	9,363	9,015
Homebuilding South East	11,974	10,400
Total	$56,650	$54,559

	March 31, 2020	December 31, 2019
Assets:
Homebuilding Mid Atlantic	$1,118,067	$1,024,996
Homebuilding North East	190,991	166,860
Homebuilding Mid East	325,693	293,773
Homebuilding South East	421,978	400,979
Mortgage Banking	522,530	560,407
Total segment assets	2,579,259	2,447,015
Reconciling items:
Cash and cash equivalents	1,078,598	1,110,892
Deferred taxes	117,868	115,731
Intangible assets and goodwill	49,795	49,834
Operating lease right-of-use assets	60,003	63,825
Contract land deposit reserve	(63,188)	(27,572)
Consolidation adjustments and other	65,188	50,090
Reconciling items sub-total	1,308,264	1,362,800
Consolidated assets	$3,887,523	$3,809,815

10. Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2020 and December 31, 2019 were $610,500 and $626,520, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.  The carrying values at March 31, 2020 and December 31, 2019 were $598,456 and $598,301, respectively.  Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2020, there were rate lock commitments to extend credit to borrowers aggregating $972,380 and open forward delivery contracts aggregating $1,293,045, which hedge both the rate lock commitments and closed loans held for sale.
The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:
i)the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)the value of the servicing rights associated with the loan (Level 2).
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of March 31, 2020, the fair value of loans held for sale of $430,942 included on the accompanying condensed consolidated balance sheet has been increased by $11,457 from the aggregate principal balance of $419,485. As of December 31, 2019, the fair value of loans held for sale of $492,125 were increased by $7,019 from the aggregate principal balance of $485,106.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2020	December 31, 2019
Rate lock commitments:
Gross assets	$21,910	$8,132
Gross liabilities	2,880	497
Net rate lock commitments	$19,030	$7,635
Forward sales contracts:
Gross assets	$274	$377
Gross liabilities	27,371	920
Net forward sales contracts	$(27,097)	$(543)
As of both March 31, 2020 and December 31, 2019, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of March 31, 2020 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$972,380	$3,137	$15,723	$170	$—	$19,030
Forward sales contracts	$1,293,045	—	—	—	(27,097)	(27,097)
Mortgages held for sale	$419,485	3,829	7,775	(147)	—	11,457
Total fair value measurement		$6,966	$23,498	$23	$(27,097)	$3,390
The total fair value measurement adjustment as of December 31, 2019 was $14,111. NVRM recorded a fair value adjustment to expense of $10,721 for the three months ended March 31, 2020. NVRM recorded a fair value adjustment to income of $8,909 for the three months ended March 31, 2019.
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
11. Debt
Senior Notes
As of March 31, 2020, we had Senior Notes outstanding with a principal balance of $600,000. The Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $11,400 was outstanding at

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
March 31, 2020, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at March 31, 2020.
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
The Repurchase Agreement expires on July 22, 2020. At March 31, 2020, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2020.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Lease expense
Operating lease expense	$7,911	$7,560
Finance lease expense:
Amortization of ROU assets	266	—
Interest on lease liabilities	49	—
Short-term lease expense	6,426	5,605
Total lease expense	$14,652	$13,165

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,718	$6,563
Operating cash flows from finance leases	49	—
Financing cash flows from finance leases	200	—

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,784	$5,980
Finance leases	$440	$535

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	5.0	5.1
Finance leases	6.5	6.7

Weighted-average discount rate:
Operating leases	3.6%	3.6%
Finance leases	2.8%	2.8%

14. Income Taxes
Our effective tax rate for the three months ended March 31, 2020 was a benefit of 8.9% compared to an expense of 13.8% for the three months ended March 31, 2019. In both periods, our effective tax rate was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $55,655 for the three months ended March 31, 2020, and $28,478 for the three months ended March 31, 2019.
15. Subsequent Events
COVID-19 Risks and Uncertainties
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring the impact of the pandemic, and we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time.
Issuance of Sr. Notes
On May 4, 2020, we completed the offering of $600,000 aggregate principal amount of 3.000% Senior Notes due 2030. Interest on the senior notes is payable on May 15 and November 15 of each year, beginning on

November 15, 2020. The senior notes are unsecured, unsubordinated obligations of the Company. Net proceeds from the offering were approximately $596,500, before expenses. We intend to use the net proceeds from the offering for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: the impact of COVID-19 on us and the economy generally; general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Overview
Impact of COVID-19
As the global spread of COVID-19 continues, the pandemic has significantly adversely impacted and may continue to significantly adversely impact our business. Our primary focus as we face this challenge is to do everything we can to ensure the safety and well-being of our employees, customers and trade partners. Residential construction has been deemed an essential business in each of our markets throughout the pandemic, except Pennsylvania and New York. In addition, state and/or local governments in each of our markets have instituted social distancing and other restrictions, which have resulted in significant changes to the way we conduct business. In all markets where we are permitted to operate, we are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention as well as state and local guidelines.
We experienced increased sales cancellations and decreased new orders in late March as compared to the period immediately prior to the widespread outbreak of COVID-19 in the U.S. During the month of April, we have continued to experience a significant decline in new orders and an elevated level of cancellations. The additional uncertainty in the marketplace as a result of the pandemic could continue to lead to additional cancellations and decreased orders going forward. The COVID-19 pandemic also had an impact on our backlog of homes sold but not yet delivered. Due to governors' orders in Pennsylvania and New York, the inability to continue residential construction activities in March and April has impacted our ability to complete construction and settle houses sold. As of May 1, 2020, we were able to resume residential construction activities in Pennsylvania.

Our mortgage banking operations continued to conduct loan closings throughout the first quarter. During the last few weeks of March, there was significant disruption in the mortgage market as investors tightened their credit standards or exited the market, which resulted in significantly lower values for mortgage servicing rights and fewer customers able to qualify for a mortgage.
There is uncertainty regarding the extent and timing of disruption to our business that may result from COVID-19 and related governmental actions. There is also uncertainty as to the effects of the pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of COVID-19, corresponding governmental actions, and the impact of such on our employees, customers and trade partners.
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
As of March 31, 2020, we controlled approximately 103,600 lots as described below.
Lot Purchase Agreements
We controlled approximately 100,150 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $431,200 and $6,600, respectively. Included in the number of controlled lots are approximately 9,500 lots for which we have recorded a contract land deposit impairment reserve of approximately $63,200 as of March 31, 2020.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $27,800 in four JVs, expected to produce approximately 6,200 lots. Of the lots to be produced by the JVs, approximately 2,850 lots were controlled by us and approximately 3,350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $4,200 in the aggregate to one of the JVs at March 31, 2020.
Land Under Development
We directly owned five separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $68,100 that we intend to develop into approximately 600 finished lots. We had additional funding commitments of approximately $5,900 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,700.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 7,200 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $1,200 and $100, respectively, as of March 31, 2020, of which approximately $800 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2020 totaled $1,582,528, a 6% decrease from the first quarter of 2019.  Net income for the first quarter ended March 31, 2020 was $175,703, or $44.96 per diluted share, decreases of 7% and 6% when compared to net income and diluted earnings per share in the first quarter of 2019, respectively.  Our homebuilding gross profit margin percentage decreased to 16.8% in the first quarter of 2020 from 18.5% in the first quarter of 2019. New orders, net of cancellations (“New Orders”) decreased by 2% in the first quarter of 2020 compared to the first quarter of 2019. The average sales price for New Orders in the first quarter of 2020 increased by 1% to $372.3 compared to the first quarter of 2019.

Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2020	2019
Financial Data:
Revenues	$1,555,707	$1,643,206
Cost of sales	$1,294,743	$1,338,806
Gross profit margin percentage	16.8%	18.5%
Selling, general and administrative expenses	$110,167	$115,734
Operating Data:
New orders (units)	5,015	5,139
Average new order price	$372.3	$367.0
Settlements (units)	4,230	4,493
Average settlement price	$367.8	$365.7
Backlog (units)	9,018	9,011
Average backlog price	$381.6	$376.8
New order cancellation rate	20.8%	14.1%

Consolidated Homebuilding - Three Months Ended March 31, 2020 and 2019
Homebuilding revenues decreased 5% in the first quarter of 2020 compared to the same period in 2019, as a result of a 6% decrease in the number of units settled. The number of units settled was lower primarily due to a 2% lower backlog unit balance entering 2020 compared to the backlog unit balance entering 2019. Additionally, March settlement activity was negatively impacted by the COVID-19 pandemic.
Gross profit margin percentage in the first quarter of 2020 decreased to 16.8%, from 18.5% in the first quarter of 2019. Gross profit margin in the first quarter of 2020 was negatively impacted by contract land deposit impairment charges of approximately $36,400, or 234 basis points of revenue.
The number of New Orders decreased 2% while the average sales price of New Orders increased 1% in the first quarter of 2020 compared to the first quarter of 2019.  The decrease in New Orders was attributable primarily to a decrease in New Orders in our Mid Atlantic market segments, partially driven by a decrease in the average number of active communities in the market segment. Additionally, in March, we experienced an increase in sale cancellations and a decrease in New Orders due to the impact of the COVID-19 pandemic on consumer demand. Our cancellation rate in the first quarter of 2020 increased to 21% compared to 14% in the same period of 2019.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2020 decreased by approximately $5,600, and as a percentage of revenue was essentially flat quarter over quarter. SG&A expense was favorably impacted by a decrease in stock based compensation expense of approximately $12,700 due to the reversal of approximately $6,500 in stock based compensation related to forfeited stock options in the first quarter of 2020, coupled with the stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested December 31, 2019. This decrease was partially offset by higher personnel costs quarter over quarter.
Our backlog represents homes sold but not yet settled with our customers. Backlog units and dollars of 9,018 units and $3,441,151, respectively, as of March 31, 2020 were relatively flat compared to 9,011 units and $3,395,132, respectively, as of March 31, 2019. As previously discussed, state and local governments in Pennsylvania and New York issued various orders in March that prohibited residential construction. Our backlog as of March 31, 2020 included 1,178 units and $482,530 in Pennsylvania and New York, of which 510 units and $203,249 had not started construction on that date. The remaining 668 units are in various stages of construction. As of May 1, 2020, we were able to resume residential construction activities in Pennsylvania, subject to certain restrictions, while New York's prohibition on residential construction continued. Once we are able to continue residential construction, we expect to complete construction of these homes and deliver them to the buyers with whom we are currently under contract. However, in light of the current economic conditions, we expect this backlog may experience a higher level of cancellations than the rest of our backlog due to uncertainty as to how these states will respond to re-opening and our ability to promise a delivery date on these units.
In addition to the potential impact of the COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 21% and 14% in the first three months of 2020 and 2019, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2020 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our March 31, 2020 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control, such as the impact of governmental orders to cease or limit construction activities as a result of COVID-19.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2020 and December 31, 2019 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $6,600 and $5,500 at March 31, 2020 and December 31, 2019, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2020 and 2019.
Selected Segment Financial Data:

	Three Months Ended March 31,
	2020	2019
Revenues:
Mid Atlantic	$774,057	$881,324
North East	106,136	122,627
Mid East	320,695	338,549
South East	354,818	300,706

	Three Months Ended March 31,
	2020	2019
Gross profit margin:
Mid Atlantic	$144,328	$162,733
North East	22,743	22,839
Mid East	58,288	61,349
South East	74,975	59,578

	Three Months Ended March 31,
	2020	2019
Gross profit margin percentage:
Mid Atlantic	18.6%	18.5%
North East	21.4%	18.6%
Mid East	18.2%	18.1%
South East	21.1%	19.8%

	Three Months Ended March 31,
	2020	2019
Segment profit:
Mid Atlantic	$81,673	$99,364
North East	10,151	11,460
Mid East	31,164	35,475
South East	47,144	35,036
Operating Activity:

	Three Months Ended March 31,
	2020		2019
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,061	$442.2	2,444	$419.1
North East	358	$382.2	313	$381.4
Mid East	1,225	$326.2	1,214	$320.3
South East	1,371	$305.6	1,168	$302.5
Total	5,015	$372.3	5,139	$367.0

	Three Months Ended March 31,
	2020		2019
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,795	$431.2	2,143	$411.2
North East	281	$377.7	303	$404.7
Mid East	985	$325.6	1,030	$328.7
South East	1,169	$303.5	1,017	$295.7
Total	4,230	$367.8	4,493	$365.7

	As of March 31,
	2020		2019
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,878	$445.3	4,449	$426.9
North East	664	$407.6	573	$391.3
Mid East	2,053	$331.5	1,990	$330.3
South East	2,423	$314.9	1,999	$307.3
Total	9,018	$381.6	9,011	$376.8

	Three Months Ended March 31,
	2020	2019
New order cancellation rate:
Mid Atlantic	21.8%	14.8%
North East	21.7%	12.1%
Mid East	20.8%	12.8%
South East	19.1%	14.2%

	Three Months Ended March 31,
	2020	2019
Average active communities:
Mid Atlantic	189	211
North East	40	29
Mid East	138	125
South East	108	84
Total	475	449
Homebuilding Inventory:

	March 31, 2020	December 31, 2019
Sold inventory:
Mid Atlantic	$654,219	$575,216
North East	106,389	77,965
Mid East	207,435	190,700
South East	240,423	230,640
Total (1)	$1,208,466	$1,074,521

	March 31, 2020	December 31, 2019
Unsold lots and housing units inventory:
Mid Atlantic	$118,882	$104,459
North East	24,027	28,331
Mid East	22,701	15,333
South East	43,208	35,420
Total (1)	$208,818	$183,543
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2020	December 31, 2019
Total lots controlled:
Mid Atlantic	41,900	42,400
North East	9,600	9,900
Mid East	22,900	24,200
South East	29,200	28,400
Total	103,600	104,900

	March 31, 2020	December 31, 2019
Contract land deposits, net:
Mid Atlantic	$187,753	$205,433
North East	41,290	50,348
Mid East	53,924	57,053
South East	92,930	106,523
Total	$375,897	$419,357

	Three Months Ended March 31,
	2020	2019
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$—	$289
North East	—	1,250
Mid East	266	—
South East	454	—
Total	$720	$1,539

Mid Atlantic
Three Months Ended March 31, 2020 and 2019
The Mid Atlantic segment had an approximate $17,700, or 18%, decrease in segment profit in the first quarter of 2020 compared to the first quarter of 2019.  The decrease in segment profit was driven by a decrease in segment revenues of approximately $107,300, or 12%, quarter over quarter. Segment revenues decreased due to a 16%

decrease in the number of units settled, offset partially by a 5% increase in the average settlement price quarter over quarter. The decrease in the number of units settled was impacted by a 13% lower backlog unit balance entering 2020 compared to the backlog unit balance entering 2019. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2020 compared to backlog entering 2019. The Mid Atlantic segment’s gross profit margin percentage remained relatively flat in the first quarter of 2020 compared to the first quarter of 2019.
Segment New Orders decreased 16%, while the average sales price of New Orders increased 6% in the first quarter of 2020 compared to the first quarter of 2019. New Orders decreased primarily due to a 10% decrease in the average number of active communities quarter over quarter, coupled with an increase in the cancellation rate quarter over quarter as a result of the COVID-19 pandemic.
North East
Three Months Ended March 31, 2020 and 2019
The North East segment had an approximate $1,300, or 11%, decrease in segment profit in the first quarter of 2020 compared to the first quarter of 2019 due primarily to a decrease in segment revenues of approximately $16,500, or 13%, quarter over quarter. The decrease in segment revenues was attributable to a 7% decrease in both the number of units settled and the average settlement price quarter over quarter. The decrease in units settled was primarily attributable to a decrease in settlements in our Eastern Pennsylvania markets. As discussed above, the state and local governments in Pennsylvania issued various orders that prohibited residential construction in March. The decrease in the average settlement price was attributable to a relative shift in settlements to lower priced markets. The segment’s gross profit margin percentage increased to 21.4% in the first quarter of 2020 from 18.6% in the first quarter of 2019, primarily due to a product mix shift.
Segment New Orders increased 14%, while the average sales price of New Orders remained flat, in the first quarter of 2020 compared to the first quarter of 2019. The increase in New Orders was primarily attributable to a 38% increase in the average number of active communities quarter over quarter, offset partially by an increase in the cancellation rate quarter over quarter as a result of the COVID-19 pandemic.
Mid East
Three Months Ended March 31, 2020 and 2019
The Mid East segment had an approximate $4,300, or 12%, decrease in segment profit in the first quarter of 2020 compared to the first quarter of 2019, due primarily to a decrease in segment revenues of approximately $17,900, or 5%, quarter over quarter. Segment revenues decreased primarily due to a 4% decrease in the number of units settled and a 1% decrease in the average settlement price quarter over quarter. The decrease in units settled was in part attributable to a decrease in settlements in our Western Pennsylvania markets. As discussed above, the state and local governments in Pennsylvania issued various orders that prohibited residential construction in March. The segment’s gross profit margin percentage was essentially flat quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 1% and 2%, respectively, in the first quarter of 2020 compared to the first quarter of 2019.  New Orders increased primarily due to an 11% increase in the average number of active communities quarter over quarter, offset partially by an increase in the cancellation rate as a result of the COVID-19 pandemic. The increase in the average sales price of New Orders is attributable to a shift in New Orders to higher priced markets.
South East
Three Months Ended March 31, 2020 and 2019
The South East segment had an approximate $12,100, or 35%, increase in segment profit in the first quarter of 2020 compared to the first quarter of 2019. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $54,100, or 18%, coupled with improved gross profit margins quarter over quarter. The increase in revenues is attributable to a 15% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter. The number of units settled and the average settlement price were favorably impacted by a 20% higher backlog unit balance and 3% higher average sales price of units in backlog entering 2020 compared to the same period in 2019. The segment’s gross profit margin percentage increased to 21.1% in the first quarter of 2020 from 19.8% in the first quarter of 2019, due primarily to lower construction costs, offset partially by higher lot costs as a percentage of revenue.
Segment New Orders and the average sales price of New Orders increased 17% and 1%, respectively, in the first quarter of 2020 compared to the first quarter of 2019.  New Orders were favorably impacted by a 28% increase in the average number of active communities, offset partially by an increase in the cancellation rate quarter over quarter as a result of the COVID-19 pandemic.
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

	Three Months Ended March 31,
	2020	2019
Homebuilding consolidated gross profit:
Mid Atlantic	$144,328	$162,733
North East	22,743	22,839
Mid East	58,288	61,349
South East	74,975	59,578
Consolidation adjustments and other	(39,370)	(2,099)
Homebuilding consolidated gross profit	$260,964	$304,400

	Three Months Ended March 31,
	2020	2019
Homebuilding consolidated income before taxes:
Mid Atlantic	$81,673	$99,364
North East	10,151	11,460
Mid East	31,164	35,475
South East	47,144	35,036
Reconciling items:
Contract land deposit impairment reserve (1)	(35,615)	950
Equity-based compensation expense (2)	(7,069)	(19,972)
Corporate capital allocation (3)	56,650	54,559
Unallocated corporate overhead	(37,639)	(31,735)
Consolidation adjustments and other	9,654	9,247
Corporate interest expense	(6,194)	(5,974)
Reconciling items sub-total	(20,213)	7,075
Homebuilding consolidated income before taxes	$149,919	$188,410

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2020 was primarily attributable to the reversal of approximately $6,500 in equity-based compensation related to forfeited stock options during the quarter, coupled with the stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested December 31, 2019.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Corporate capital allocation charge:
Mid Atlantic	$29,755	$30,417
North East	5,558	4,727
Mid East	9,363	9,015
South East	11,974	10,400
Total	$56,650	$54,559

Mortgage Banking Segment
Three Months Ended March 31, 2020 and 2019
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Loan closing volume:
Total principal	$1,132,104	$1,140,999

Loan volume mix:
Adjustable rate mortgages	2%	11%
Fixed-rate mortgages	98%	89%

Operating profit:
Segment profit	$11,879	$29,558
Equity-based compensation expense	(423)	639
Mortgage banking income before tax	$11,456	$30,197

Capture rate:	91%	88%

Mortgage banking fees:
Net gain on sale of loans	$18,400	$34,957
Title services	8,253	8,700
Servicing fees	168	148
	$26,821	$43,805

Loan closing volume for the three months ended March 31, 2020 decreased by approximately $8,900, or 1%, from the same period in 2019. The decrease in loan closing volume during the three months ended March 31, 2020 was primarily attributable to the 6% decrease in the homebuilding segment’s number of units settled during the three months ended March 31, 2020, compared to the same period in 2019, offset partially by an increase in the capture rate, quarter over quarter.
Segment profit for the three months ended March 31, 2020 decreased by approximately $17,700, or 60%, from the same period in 2019. This decrease was primarily attributable to a decrease of approximately $17,000, or 39%, in mortgage banking fees, primarily due to the reduction in fair value of mortgage servicing rights as a result of the disruptions in the mortgage market related to the COVID-19 pandemic.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2020 was a benefit of 8.9% as compared to an expense of 13.8% for the three months ended March 31, 2019. Our effective tax rate was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $55,655 for the three months ended March 31, 2020, and $28,478 for the three months ended March 31, 2019.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Overview
We have a very strong liquidity position as of March 31, 2020, with $1,091,996 in cash and cash equivalents, $188,600 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility. In addition, on May 4, 2020, we completed the offering of $600,000 aggregate principal amount of 3.000% Senior Notes. See Note 15 for additional discussion of the senior note offering.
Lines of Credit and Notes Payable
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $11,400 outstanding at March 31, 2020, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at March 31, 2020.
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  The Repurchase Agreement expires on July 22, 2020. At March 31, 2020, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2020.
There have been no material changes in our lines of credit and notes payable during the three months ended March 31, 2020.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Flows
For the three months ended March 31, 2020, cash, restricted cash, and cash equivalents decreased by $42,537.  Cash provided by operating activities was $68,441.  Cash was provided by earnings for the three months ended March 31, 2020 and net proceeds of $94,742 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $168,352, due to an increase in the number of units under construction at March 31, 2020 compared to December 31, 2019.
Net cash used in investing activities for the three months ended March 31, 2020 of $3,258 included cash used for purchases of property, plant and equipment of $3,510, partially offset by the proceeds from the sale of property, plant and equipment totaling $252.
Net cash used in financing activities was $107,720 for the three months ended March 31, 2020.  Cash was used to repurchase 57,611 shares of our common stock at an aggregate purchase price of $216,582 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $109,062.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2020.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2020. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Item 1A. Risk Factors
We are supplementing the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.
Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business and operations, and the markets, states and local communities in which we operate.
Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets, states and local communities in which we operate. The COVID-19 pandemic has been declared a national emergency. Efforts to contain the virus have led to significant disruptions to commerce, increased unemployment, lower consumer confidence and consumer demand for goods and services and general uncertainty regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak could materially and adversely affect our operations, profitability and cash flows.
The duration, severity, and scope of the COVID-19 outbreak is highly uncertain. The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business. To date, our primary focus as we face this challenge has been to do everything we can to ensure the safety and well-being of our employees, customers and trade partners.
Homebuilding: State governments in every market where we operate have instituted social distancing and   other restrictions, which have resulted in significant changes to the way we conduct business. In all markets where we are permitted to operate (as of May 1, this was all markets except New York), we are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention as well as state and local guidelines.
Where we are permitted to operate, our models remain open by appointment only. We are utilizing virtual options in order to provide our customers additional ways to safely visit our communities and tour our homes. We have implemented all required safety protocols with respect to residential construction activities, including limiting the number of workers in a house at any one time, which will likely impact production cycles.
Mortgage: We are operating in accordance with state and local guidelines with respect to our mortgage banking and settlement services activities. As a result of the COVID-19 pandemic, the mortgage market has been significantly disrupted as investors tightened their credit standards or exited the market. This disruption adversely impacted our business, as it has resulted in significantly lower values for mortgage servicing rights.
The impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. There is uncertainty regarding the extent and timing of disruption to our business that may result from COVID-19 and related governmental actions. There is also uncertainty as to the effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. Our business could also be negatively impacted over the long term, as the disruptions related to COVID-19 could lower demand for our products, impair our ability to sell and/or build homes in our normal manner and generate revenues and cash flows, or increase our losses on contract land deposits. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of COVID-19, corresponding governmental actions, and the impact of such on our employees, customers and trade partners.
The full extent to which the COVID-19 outbreak will affect the U.S. economy or our operations remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration and severity of the outbreak, governmental reactions and policies, and the length of time required for normal economic and operating conditions to resume. While the spread of COVID-19 may eventually be mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the U.S. economy will recover, either of which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had three share repurchase authorizations outstanding during the quarter ended March 31, 2020. On May 2, 2019, November 6, 2019 and February 12, 2020, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020 (1)	20,647	$3,781.37	20,647	$239,067
February 1 - 29, 2020	10,665	$3,914.34	10,665	$497,321
March 1 - 31, 2020	26,299	$3,679.27	26,299	$400,559
Total	57,611	$3,759.38	57,611

(1)  4,514 outstanding shares were repurchased under the May 2, 2019 share repurchase authorization, which fully utilized the authorization. The remaining 16,133 outstanding shares were repurchased under the November 6, 2019 share repurchase authorization.

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

NVR, Inc.

Date: May 7, 2020	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer