Form 10-Q
period 2020-06-30
NVR INC
filed 2020-08-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2020 there were 3,702,385 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Homebuilding:
Cash and cash equivalents	$1,982,890	$1,110,892
Restricted cash	24,650	17,943
Receivables	20,801	18,278
Inventory:
Lots and housing units, covered under sales agreements with customers	1,340,444	1,075,420
Unsold lots and housing units	172,394	184,352
Land under development	69,323	69,196
Building materials and other	20,379	18,320
	1,602,540	1,347,288

Contract land deposits, net	360,978	413,851
Property, plant and equipment, net	50,459	52,260
Operating lease right-of-use assets	57,701	63,825
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	196,498	176,144
	4,338,097	3,242,061
Mortgage Banking:
Cash and cash equivalents	17,986	29,412
Restricted cash	2,199	2,276
Mortgage loans held for sale, net	325,208	492,125
Property and equipment, net	5,258	5,828
Operating lease right-of-use assets	14,226	13,345
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	19,699	17,421
	391,923	567,754
Total assets	$4,730,020	$3,809,815

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$294,254	$262,987
Accrued expenses and other liabilities	349,113	346,035
Customer deposits	158,016	131,886
Operating lease liabilities	64,540	71,095
Senior notes	1,193,962	598,301
	2,059,885	1,410,304
Mortgage Banking:
Accounts payable and other liabilities	42,500	43,985
Operating lease liabilities	15,223	14,282
	57,723	58,267
Total liabilities	2,117,608	1,468,571

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2020 and December 31, 2019	206	206
Additional paid-in capital	2,151,623	2,055,407
Deferred compensation trust – 106,697 and 107,295 shares of NVR, Inc. common stock as of June 30, 2020 and December 31, 2019, respectively	(16,710)	(16,912)
Deferred compensation liability	16,710	16,912
Retained earnings	8,249,650	7,909,872
Less treasury stock at cost – 16,866,242 and 16,922,558 shares as of June 30, 2020 and December 31, 2019, respectively	(7,789,067)	(7,624,241)
Total shareholders' equity	2,612,412	2,341,244
Total liabilities and shareholders' equity	$4,730,020	$3,809,815

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding:
Revenues	$1,588,758	$1,757,448	$3,144,465	$3,400,654
Other income	2,408	5,833	7,744	11,570
Cost of sales	(1,284,493)	(1,425,388)	(2,579,236)	(2,764,194)
Selling, general and administrative	(102,702)	(112,210)	(212,869)	(227,944)
Operating income	203,971	225,683	360,104	420,086
Interest expense	(9,166)	(6,033)	(15,380)	(12,026)
Homebuilding income	194,805	219,650	344,724	408,060

Mortgage Banking:
Mortgage banking fees	31,610	42,746	58,431	86,551
Interest income	1,854	2,737	4,323	5,570
Other income	679	681	1,328	1,220
General and administrative	(18,758)	(20,834)	(36,969)	(37,592)
Interest expense	(359)	(268)	(631)	(490)
Mortgage banking income	15,026	25,062	26,482	55,259

Income before taxes	209,831	244,712	371,206	463,319
Income tax expense	(45,756)	(34,503)	(31,428)	(64,704)

Net income	$164,075	$210,209	$339,778	$398,615

Basic earnings per share	$44.56	$58.20	$92.52	$110.43

Diluted earnings per share	$42.50	$53.09	$87.56	$100.61

Basic weighted average shares outstanding	3,682	3,612	3,673	3,610

Diluted weighted average shares outstanding	3,861	3,959	3,881	3,962

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$339,778	$398,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,254	10,146
Equity-based compensation expense	21,926	37,910
Contract land deposit and other impairments (recoveries), net	37,453	(23)
Gain on sale of loans, net	(41,574)	(67,919)
Mortgage loans closed	(2,280,199)	(2,373,748)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,491,119	2,428,410
Distribution of earnings from unconsolidated joint ventures	—	2,156
Net change in assets and liabilities:
Increase in inventory	(255,852)	(144,618)
Decrease (increase) in contract land deposits	16,020	(13,554)
Increase in receivables	(2,825)	(9,597)
Increase in accounts payable and accrued expenses	26,512	32,771
Increase in customer deposits	26,130	7,961
Other, net	(19,073)	(5,891)
Net cash provided by operating activities	370,669	302,619

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(38)	(335)
Distribution of capital from unconsolidated joint ventures	—	7,167
Purchase of property, plant and equipment	(8,217)	(10,699)
Proceeds from the sale of property, plant and equipment	449	1,069
Net cash used in investing activities	(7,806)	(2,798)

Cash flows from financing activities:
Purchase of treasury stock	(216,582)	(304,479)
Proceeds from the issuance of senior notes	598,860	—
Debt issuance costs	(3,582)	—
Principal payments on finance lease liabilities	(412)	(12)
Proceeds from the exercise of stock options	126,046	178,831
Net cash provided by (used in) financing activities	504,330	(125,660)

Net increase in cash, restricted cash, and cash equivalents	867,193	174,161
Cash, restricted cash, and cash equivalents, beginning of the period	1,160,804	732,248

Cash, restricted cash, and cash equivalents, end of the period	$2,027,997	$906,409

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,593	$12,052
Income taxes paid during the period, net of refunds	$11,740	$71,486

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and six months ended June 30, 2020 and 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of June 30, 2020 and December 31, 2019 was $272 and $281, respectively, and as of June 30, 2019 and December 31, 2018 was $294 and $320, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers (“Handmoney”) on homes not settled, were $158,016 and $131,886 as of June 30, 2020 and December 31, 2019, respectively. We expect that substantially all of the December 31, 2019 Handmoney balance will be recognized in revenue in 2020. Our prepaid sales compensation totaled approximately $23,300 and $14,600, as of June 30, 2020 and December 31, 2019, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which changed the impairment recognition of financial assets from an as incurred recognition methodology to requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Our adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

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
As of June 30, 2020, we controlled approximately 98,600 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $423,600 and $6,400, respectively.  As noted above, our sole legal obligation and economic loss for failure to perform under these Lot Purchase Agreements is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the Lot Purchase Agreements. During the three and six month periods ended June 30, 2020, we incurred pre-tax charges of approximately $900 and $37,300, respectively, related to the impairment of deposits under Lot Purchase Agreements due primarily to deteriorating market conditions in certain of our markets related to the COVID-19 pandemic. The impairment charges were recorded in cost of sales on the accompanying condensed consolidated statements of income. Our contract land deposit is shown net of a $63,647 and $27,572 impairment reserve at June 30, 2020 and December 31, 2019, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 6,300 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $1,000 and $100, respectively, as of June 30, 2020, of which approximately $600 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Contract land deposits	$424,625	$441,423
Loss reserve on contract land deposits	(63,647)	(27,572)
Contract land deposits, net	360,978	413,851
Contingent obligations in the form of letters of credit	6,539	5,606
Total risk of loss	$367,517	$419,457

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
At June 30, 2020, we had an aggregate investment totaling approximately $28,400 in four JVs that are expected to produce approximately 6,150 finished lots, of which approximately 2,800 lots were controlled by us and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, we had additional funding commitments totaling approximately $4,200 to one of the JVs at June 30, 2020. We have determined that we are not the primary beneficiary of three of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $28,400 and $26,700 at June 30, 2020 and December 31, 2019, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the unconsolidated JVs had any indicators of impairment as of June 30, 2020. For the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2019, all activities under the consolidated JV had been completed. As of June 30, 2020, we had no investment remaining in the JV and the JV had remaining balances of $272 in cash and $248 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
4. Land Under Development
On a limited basis, we directly acquire raw land parcels already zoned for their intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
As of June 30, 2020, we directly owned a total of five separate raw land parcels with a carrying value of $69,323 that are expected to produce approximately 600 finished lots. We also had additional funding commitments of approximately $5,200 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,900. None of the raw parcels had any indicators of impairment as of June 30, 2020.
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
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest capitalized, beginning of period	$3,034	$4,140	$3,499	$4,154
Interest incurred	9,665	6,607	16,300	13,106
Interest charged to interest expense	(9,525)	(6,301)	(16,011)	(12,516)
Interest charged to cost of sales	(501)	(592)	(1,115)	(890)
Interest capitalized, end of period	$2,673	$3,854	$2,673	$3,854

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
6. Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding used to calculate basic EPS	3,682	3,612	3,673	3,610
Dilutive securities:
Stock options and restricted share units	179	347	208	352
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,861	3,959	3,881	3,962
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive securities	330	318	244	345

7. Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2020 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2020	$206	$2,127,315	$8,085,575	$(7,796,177)	$(16,912)	$16,912	$2,416,919

Net income	—	—	164,075	—	—	—	164,075
Deferred compensation activity, net	—	—	—	—	202	(202)	—
Equity-based compensation	—	14,434	—	—	—	—	14,434
Proceeds from Options exercised	—	16,984	—	—	—	—	16,984
Treasury stock issued upon option exercise and restricted share vesting	—	(7,110)	—	7,110	—	—	—
Balance, June 30, 2020	$206	$2,151,623	$8,249,650	$(7,789,067)	$(16,710)	$16,710	$2,612,412

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

A summary of changes in shareholders’ equity for the six months ended June 30, 2020 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2019	$206	$2,055,407	$7,909,872	$(7,624,241)	$(16,912)	$16,912	$2,341,244

Net income	—	—	339,778	—	—	—	339,778
Deferred compensation activity, net	—	—	—	—	202	(202)	—
Purchase of common stock for treasury	—	—	—	(216,582)	—	—	(216,582)
Equity-based compensation	—	21,926	—	—	—	—	21,926
Proceeds from Options exercised	—	126,046	—	—	—	—	126,046
Treasury stock issued upon option exercise and restricted share vesting	—	(51,756)	—	51,756	—	—	—
Balance, June 30, 2020	$206	$2,151,623	$8,249,650	$(7,789,067)	$(16,710)	$16,710	$2,612,412

We repurchased approximately 58 shares of our common stock during the six months ended June 30, 2020, all of which were repurchased in the first quarter. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 15 and 114 shares were issued from the treasury account during the three and six months ended June 30, 2020, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warranty reserve, beginning of period	$107,032	$102,852	$108,053	$103,700
Provision	15,677	16,446	28,098	28,269
Payments	(11,490)	(18,639)	(24,932)	(31,310)
Warranty reserve, end of period	$111,219	$100,659	$111,219	$100,659

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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  Overhead functions such as accounting, treasury and human resources are centrally performed and these costs are not allocated to our operating segments.  Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments.  Our external corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030 and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Homebuilding Mid Atlantic	$839,845	$982,032	$1,613,903	$1,863,356
Homebuilding North East	98,219	121,804	204,355	244,431
Homebuilding Mid East	299,955	359,908	620,650	698,457
Homebuilding South East	350,739	293,704	705,557	594,410
Mortgage Banking	31,610	42,746	58,431	86,551
Total consolidated revenues	$1,620,368	$1,800,194	$3,202,896	$3,487,205

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before taxes:
Homebuilding Mid Atlantic	$98,067	$123,802	$179,740	$223,166
Homebuilding North East	6,658	11,563	16,809	23,023
Homebuilding Mid East	27,302	40,291	58,466	75,766
Homebuilding South East	42,765	30,825	89,909	65,861
Mortgage Banking	15,692	26,173	27,571	55,731
Total segment profit before taxes	190,484	232,654	372,495	443,547
Reconciling items:
Contract land deposit reserve adjustment (1)	(460)	374	(36,075)	1,324
Equity-based compensation expense (2)	(14,434)	(18,577)	(21,926)	(37,910)
Corporate capital allocation (3)	59,870	56,177	116,521	110,735
Unallocated corporate overhead	(23,288)	(29,354)	(60,927)	(61,089)
Consolidation adjustments and other	6,803	9,462	16,456	18,710
Corporate interest expense	(9,144)	(6,024)	(15,338)	(11,998)
Reconciling items sub-total	19,347	12,058	(1,289)	19,772
Consolidated income before taxes	$209,831	$244,712	$371,206	$463,319

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three and six-month periods ended June 30, 2020 was primarily attributable to stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019. In addition, stock compensation expense for the six-month period ended June 30, 2020 was favorably impacted by higher stock option forfeitures during 2020.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,581	$31,378	$61,336	$61,794
Homebuilding North East	5,790	4,626	11,349	9,353
Homebuilding Mid East	9,687	9,497	19,050	18,512
Homebuilding South East	12,812	10,676	24,786	21,076
Total	$59,870	$56,177	$116,521	$110,735

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets:
Homebuilding Mid Atlantic	$1,148,688	$1,024,996
Homebuilding North East	189,076	166,860
Homebuilding Mid East	346,232	293,773
Homebuilding South East	444,593	400,979
Mortgage Banking	384,576	560,407
Total segment assets	2,513,165	2,447,015
Reconciling items:
Cash and cash equivalents	1,982,890	1,110,892
Deferred taxes	121,526	115,731
Intangible assets and goodwill	49,756	49,834
Operating lease right-of-use assets	57,701	63,825
Contract land deposit reserve	(63,647)	(27,572)
Consolidation adjustments and other	68,629	50,090
Reconciling items sub-total	2,216,855	1,362,800
Consolidated assets	$4,730,020	$3,809,815

10. Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of June 30, 2020 and December 31, 2019. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	June 30, 2020	December 31, 2019
Estimated Fair Values:
3.95% Senior Notes due 2022	$637,500	$626,520
3.00% Senior Notes due 2030	623,070	—
Total	$1,260,570	$626,520
Carrying Values:
3.95% Senior Notes due 2022	$598,612	$598,301
3.00% Senior Notes due 2030	595,350	—
Total	$1,193,962	$598,301

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Except as otherwise noted below, we believe that insignificant differences exist between the carrying values and the fair values of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2020, there were rate lock commitments to extend credit to borrowers aggregating $736,509 and open forward delivery contracts aggregating $896,225, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs. As of June 30, 2020, the fair value of loans held for sale of $325,208 included on the accompanying condensed consolidated balance sheet has been increased by $5,746 from the aggregate principal balance of $319,462. As of December 31, 2019, the fair value of loans held for sale of $492,125 were increased by $7,019 from the aggregate principal balance of $485,106.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2020	December 31, 2019
Rate lock commitments:
Gross assets	$9,241	$8,132
Gross liabilities	347	497
Net rate lock commitments	$8,894	$7,635
Forward sales contracts:
Gross assets	$180	$377
Gross liabilities	4,412	920
Net forward sales contracts	$(4,232)	$(543)
As of both June 30, 2020 and December 31, 2019, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of June 30, 2020 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$736,509	$1,989	$3,746	$3,159	$—	$8,894
Forward sales contracts	$896,225	—	—	—	(4,232)	(4,232)
Mortgages held for sale	$319,462	1,516	2,624	1,606	—	5,746
Total fair value measurement		$3,505	$6,370	$4,765	$(4,232)	$10,408
The total fair value measurement adjustment as of December 31, 2019 was $14,111. NVRM recorded a fair value adjustment to income of $7,018 for the three months ended June 30, 2020 and a fair value adjustment to expense of $3,703 for the six months ended June 30, 2020. NVRM recorded a fair value adjustment to income of $2,644 and $11,553 for the three and six months ended June 30, 2019, respectively.
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
11. Debt
As of June 30, 2020, we had the following debt instruments outstanding:
3.95% Senior Notes due 2022 ("2022 Senior Notes")
The 2022 Senior Notes have a principal balance of $600,000. The 2022 Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. The 2022 Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
3.00% Senior Notes due 2030 ("2030 Senior Notes")
On May 4, 2020, the Company issued $600,000 of 3.00% Senior Notes due 2030. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,300, after deducting underwriting discounts and offering expenses. The 2030 Senior Notes mature on May 31, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The 2030 Senior Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured senior indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $11,200 was outstanding at June 30, 2020, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Facility at June 30, 2020.
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
In July 2020, NVRM entered into the Twelfth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 21, 2021. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2020, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2020.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
13. Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for production equipment which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our leases have remaining lease terms of up to 19 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$7,942	$8,387	$15,853	$15,947
Finance lease expense:
Amortization of ROU assets	281	21	547	21
Interest on lease liabilities	51	5	100	5
Short-term lease expense	6,185	5,640	12,611	11,245
Total lease expense	$14,459	$14,053	$29,111	$27,218

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,676	$6,314	$13,394	$12,877
Operating cash flows from finance leases	51	5	100	5
Financing cash flows from finance leases	212	12	412	12

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,901	$3,571	$5,685	$9,551
Finance leases	$—	$4,692	$440	$5,227

			June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases			5.0	5.1
Finance leases			6.2	6.6

Weighted-average discount rate:
Operating leases			3.5%	3.6%
Finance leases			2.8%	2.8%

14. Income Taxes
Our effective tax rate for the three and six months ended June 30, 2020 was 21.8% and 8.5%, respectively, compared to 14.1% and 14.0% for the three and six months ended June 30, 2019, respectively. The effective tax rate in each period was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $6,854 and $62,509 for the three and six months ended June 30, 2020, respectively, and $30,727 and $59,205 for the three and six months ended June 30, 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: the impact of COVID-19 on us and the economy generally; general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other public filings.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Overview
Impact of COVID-19
The pandemic, caused by the novel strain of coronavirus ("COVID-19"), has had a significant impact on all facets of our business. Our primary focus as we face this challenge is to do everything we can to ensure the safety and well-being of our employees, customers and trade partners. Residential construction has been deemed an essential business in each of our markets since the beginning of the pandemic, except Pennsylvania and New York, where we faced closures into May. In each of our markets, we continue to operate in accordance with the guidelines issued by the Centers for Disease Control and Prevention as well as state and local guidelines, which has resulted in significant changes to the way we conduct business.
We continued to experience elevated sales cancellations and decreased new orders during April; however, the demand for new homes began to strengthen in May and continued to do so through June. Despite increasing unemployment rates attributable to the COVID-19 pandemic, demand in the second quarter increased primarily as a result of declining mortgage interest rates coupled with pent-up demand from the first quarter and lower new home and resale inventory levels.
From March to May, there had been significant disruption in the mortgage market as investors tightened their credit standards or exited the market, which resulted in significantly lower values for mortgage servicing rights and fewer customers able to qualify for a mortgage.

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
As of June 30, 2020, we controlled approximately 102,000 lots as described below.
Lot Purchase Agreements
We controlled approximately 98,600 lots under Lot Purchase Agreements with third parties through deposits in cash and letters of credit totaling approximately $423,600 and $6,400, respectively. Included in the number of controlled lots are approximately 9,100 lots for which we have recorded a contract land deposit impairment reserve of approximately $63,600 as of June 30, 2020.

Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $28,400 in four JVs, expected to produce approximately 6,150 lots. Of the lots to be produced by the JVs, approximately 2,800 lots were controlled by us and approximately 3,350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $4,200 in the aggregate to one of the JVs at June 30, 2020.
Land Under Development
We directly owned five separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $69,300 that we intend to develop into approximately 600 finished lots. We had additional funding commitments of approximately $5,200 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,900.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding Lot Purchase Agreements, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 6,300 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $1,000 and $100, respectively, as of June 30, 2020, of which approximately $600 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into a Lot Purchase Agreement with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2020 totaled $1,620,368, a 10% decrease from the second quarter of 2019.  Net income for the second quarter ended June 30, 2020 was $164,075, or $42.50 per diluted share, decreases of 22% and 20% when compared to net income and diluted earnings per share in the second quarter of 2019, respectively.  Our homebuilding gross profit margin percentage increased to 19.2% in the second quarter of 2020 from 18.9% in the second quarter of 2019. New orders, net of cancellations (“New Orders”) increased by 13% in the second quarter of 2020 compared to the second quarter of 2019. The average sales price for New Orders in the second quarter of 2020 increased by 2% to $365.4 compared to the second quarter of 2019.

Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financial Data:
Revenues	$1,588,758	$1,757,448	$3,144,465	$3,400,654
Cost of sales	$1,284,493	$1,425,388	$2,579,236	$2,764,194
Gross profit margin percentage	19.2%	18.9%	18.0%	18.7%
Selling, general and administrative expenses	$102,702	$112,210	$212,869	$227,944
Operating Data:
New orders (units)	5,901	5,239	10,916	10,378
Average new order price	$365.4	$358.6	$368.6	$362.7
Settlements (units)	4,296	4,720	8,526	9,213
Average settlement price	$369.8	$372.3	$368.8	$369.1
Backlog (units)			10,623	9,530
Average backlog price			$377.5	$369.0
New order cancellation rate	15.7%	13.1%	18.1%	13.6%

Consolidated Homebuilding - Three Months Ended June 30, 2020 and 2019
Homebuilding revenues decreased 10% in the second quarter of 2020 compared to the same period in 2019, due primarily to a 9% decrease in the number of units settled, which were negatively impacted by the COVID-19 pandemic.
Gross profit margin percentage in the second quarter of 2020 increased to 19.2%, from 18.9% in the second quarter of 2019. Gross profit margin in the second quarter of 2020 was favorably impacted by a relative shift in settlements to higher margin communities.
The number of New Orders and average sales price of New Orders increased 13% and 2%, respectively, in the second quarter of 2020 compared to the second quarter of 2019.  New Orders were higher in each of our market segments quarter over quarter due to favorable market conditions driven primarily by declining mortgage interest rates coupled with pent-up demand from the first quarter and lower new home and resale inventory levels. Additionally, New Orders were favorably impacted by an increase in the average number of active communities quarter over quarter.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2020 decreased by approximately 8%, and as a percentage of revenue was essentially flat quarter over quarter. SG&A expense was favorably impacted by a decrease in personnel costs of approximately $3,600 quarter over quarter, and by a decrease in stock based compensation expense of approximately $3,500 due to the stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019.
Consolidated Homebuilding - Six Months Ended June 30, 2020 and 2019
Homebuilding revenues decreased 8% for the six months ended June 20, 2020 compared to the same period in 2019, due primarily to a 7% decrease in the number of units settled, which were negatively impacted by the COVID-19 pandemic.
Gross profit margin percentage in the first six months of 2020 decreased to 18.0%, from 18.7% in the same period of 2019. Gross profit margin in 2020 was negatively impacted by contract land deposit impairment charges of approximately $37,300, or 118 basis points of revenue.
The number of New Orders and average sales price of New Orders increased 5% and 2%, respectively, in the first six months of 2020 compared to the same period of 2019.  New Orders were higher as a result of the increase in

New Orders in the second quarter of 2020 as discussed above, and by an increase in the average number of active communities year over year.
SG&A expense in the first six months of 2020 decreased by approximately 7%, and as a percentage of revenue was essentially flat year over year. SG&A expense was favorably impacted by a decrease in stock based compensation expense of approximately $16,200 due to the stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019, and higher stock option forfeitures in 2020 compared to the prior year.
Our backlog represents homes sold but not yet settled with our customers. Backlog units and dollars were 10,623 units and $4,009,695, respectively, as of June 30, 2020, compared to 9,530 units and $3,516,505, respectively, as of June 30, 2019. The 11% increase in backlog units is primarily attributable to the increase in New Orders in the second quarter of 2020 as discussed above, coupled with a lower backlog turnover rate year over year.
In addition to the impact of the COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 18% and 14% in the first six months of 2020 and 2019, respectively.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2020 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our June 30, 2020 backlog within the next twelve months.
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of a Lot Purchase Agreement with the developer, or the restructuring of a Lot Purchase Agreement resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2020 and December 31, 2019 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $6,400 and $5,500 at June 30, 2020 and December 31, 2019, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2020 and 2019 or as of June 30, 2020 and December 31, 2019, as indicated.

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Mid Atlantic	$839,845	$982,032	$1,613,903	$1,863,356
North East	98,219	121,804	204,355	244,431
Mid East	299,955	359,908	620,650	698,457
South East	350,739	293,704	705,557	594,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit margin:
Mid Atlantic	$160,197	$187,793	$304,525	$350,525
North East	19,503	23,248	42,247	46,087
Mid East	55,264	68,294	113,551	129,643
South East	73,099	56,526	148,074	116,104

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit margin percentage:
Mid Atlantic	19.1%	19.1%	18.9%	18.8%
North East	19.9%	19.1%	20.7%	18.9%
Mid East	18.4%	19.0%	18.3%	18.6%
South East	20.8%	19.2%	21.0%	19.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment profit:
Mid Atlantic	$98,067	$123,802	$179,740	$223,166
North East	6,658	11,563	16,809	23,023
Mid East	27,302	40,291	58,466	75,766
South East	42,765	30,825	89,909	65,861
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,381	$443.0	2,322	$411.3	4,442	$442.6	4,766	$415.3
North East	369	$375.7	364	$376.5	727	$378.9	677	$378.8
Mid East	1,536	$315.6	1,276	$317.9	2,761	$320.3	2,490	$319.0
South East	1,615	$296.1	1,277	$298.4	2,986	$300.5	2,445	$300.3
Total	5,901	$365.4	5,239	$358.6	10,916	$368.6	10,378	$362.7

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,931	$434.9	2,326	$422.2	3,726	$433.1	4,469	$416.9
North East	262	$374.9	314	$387.7	543	$376.3	617	$396.1
Mid East	945	$317.4	1,097	$328.0	1,930	$321.6	2,127	$328.3
South East	1,158	$302.9	983	$298.8	2,327	$303.2	2,000	$297.2
Total	4,296	$369.8	4,720	$372.3	8,526	$368.8	9,213	$369.1

	As of June 30,
	2020		2019
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,328	$448.7	4,445	$421.2
North East	771	$403.5	623	$384.4
Mid East	2,644	$327.5	2,169	$324.2
South East	2,880	$309.2	2,293	$306.0
Total	10,623	$377.5	9,530	$369.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New order cancellation rate:
Mid Atlantic	15.6%	13.2%	18.6%	14.0%
North East	15.8%	11.0%	18.8%	11.5%
Mid East	14.5%	13.2%	17.4%	13.0%
South East	16.9%	13.5%	17.9%	13.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average active communities:
Mid Atlantic	188	211	189	211
North East	41	34	40	32
Mid East	141	131	139	128
South East	114	94	111	89
Total	484	470	479	460

Homebuilding Inventory:

	June 30, 2020	December 31, 2019
Sold inventory:
Mid Atlantic	$700,405	$575,216
North East	113,003	77,965
Mid East	239,629	190,700
South East	276,821	230,640
Total (1)	$1,329,858	$1,074,521

	June 30, 2020	December 31, 2019
Unsold lots and housing units inventory:
Mid Atlantic	$104,008	$104,459
North East	18,690	28,331
Mid East	15,126	15,333
South East	33,089	35,420
Total (1)	$170,913	$183,543

(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2020	December 31, 2019
Total lots controlled:
Mid Atlantic	41,800	42,400
North East	9,700	9,900
Mid East	21,900	24,200
South East	28,600	28,400
Total	102,000	104,900

	June 30, 2020	December 31, 2019
Contract land deposits, net:
Mid Atlantic	$190,227	$205,433
North East	35,367	50,348
Mid East	50,915	57,053
South East	90,908	106,523
Total	$367,417	$419,357

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$—	$—	$—	$289
North East	28	(200)	294	1,050
Mid East	4	9	4	9
South East	448	—	902	—
Total	$480	$(191)	$1,200	$1,348

Mid Atlantic
Three Months Ended June 30, 2020 and 2019
The Mid Atlantic segment had an approximate $25,700, or 21%, decrease in segment profit in the second quarter of 2020 compared to the second quarter of 2019.  The decrease in segment profit was driven by a decrease in segment revenues of approximately $142,200, or 14%, quarter over quarter. Segment revenues decreased due to a 17% decrease in the number of units settled, offset partially by a 3% increase in the average settlement price quarter over quarter. The decrease in the number of units settled was impacted by a 13% lower backlog unit balance entering the second quarter of 2020 compared to the backlog unit balance entering the second quarter of 2019, coupled with a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering the second quarter of 2020 compared to backlog entering the second quarter of 2019. The Mid Atlantic segment’s gross profit margin percentage was flat quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 3% and 8%, respectively, in the second quarter of 2020 compared to the second quarter of 2019. New Orders increased despite a 10% decrease in the average number of active communities quarter over quarter, due to improved absorption in the segment attributable to favorable market conditions driven primarily by declining mortgage interest rates and pent-up demand from the first quarter. The average sales price of New Orders was favorably impacted by a relative market shift in New Order to higher priced markets within the segment.
Six Months Ended June 30, 2020 and 2019
The Mid Atlantic segment had an approximate $43,400, or 19%, decrease in segment profit in the first six months of 2020 compared to the first six months of 2019. The decrease in segment profit was driven by a decrease in segment revenues of approximately $249,500, or 13%, year over year. Segment revenues decreased due to a 17% decrease in the number of units settled, offset partially by a 4% increase in the average settlement price year over year. The decrease in the number of units settled was impacted by a 13% lower backlog unit balance entering 2020 compared to the backlog unit balance entering 2019, coupled with a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2020 compared to backlog entering 2019. The Mid Atlantic segment’s gross profit margin percentage remained relatively flat in the first six months of 2020 compared to the first six months of 2019.
Segment New Orders decreased 7%, while the average sales price of New Orders increased 7% in the first six months of 2020 compared to the first six months of 2019. New Orders decreased primarily due to a 10% decrease in the average number of active communities year over year, coupled with an increase in the cancellation rate year over year as a result of the COVID-19 pandemic.
North East
Three Months Ended June 30, 2020 and 2019
The North East segment had an approximate $4,900, or 42%, decrease in segment profit in the second quarter of 2020 compared to the second quarter of 2019 due primarily to a decrease in segment revenues of approximately $23,600, or 19%, quarter over quarter. The decrease in segment revenues was attributable to a 17% decrease in the number of units settled and a 3% decrease in the average settlement price quarter over quarter. The decrease in units settled was primarily attributable to a decrease in settlements in our Eastern Pennsylvania markets due primarily to the state and local governments in Pennsylvania issuing various orders that prohibited residential construction through April 2020, as a result of the COVID-19 pandemic. The decrease in the average settlement price was attributable to a relative shift in settlements to lower priced markets. The segment’s gross profit margin percentage increased to 19.9% in the second quarter of 2020 from 19.1% in the second quarter of 2019, primarily due to a relative shift in settlements to higher margin communities.
Segment New Orders and the average sales price of New Orders remained relatively flat in the second quarter of 2020 compared to the second quarter of 2019. New Orders were flat despite an 18% increase in the average number of active communities quarter over quarter, due to an increase in the cancellation rate quarter over quarter and as a result of the COVID-19 pandemic.
Six Months Ended June 30, 2020 and 2019
The North East segment had an approximate $6,200, or 27%, decrease in segment profit in the first six months of 2020 compared to the first six months of 2019 due primarily to a decrease in segment revenues of approximately $40,100, or 16%, year over year. The decrease in segment revenues was attributable to a 12% decrease in the number of units settled and a 5% decrease in the average settlement price year over year. The decrease in units settled was primarily attributable to a decrease in settlements in our Eastern Pennsylvania markets due primarily to the state and local governments in Pennsylvania issuing various orders that prohibited residential construction through April 2020, as a result of the COVID-19 pandemic. The decrease in the average settlement price was attributable to a relative shift in settlements to lower priced markets. The segment’s gross profit margin percentage increased to 20.7% in the first six months of 2020 from 18.9% in the first six months of 2019, primarily due to a relative shift in settlements to higher margin communities.
Segment New Orders increased 7%, while the average sales price of New Orders remained flat, in the first six months of 2020 compared to the first six months of 2019. The increase in New Orders was primarily attributable to a 27% increase in the average number of active communities year over year, offset partially by an increase in the cancellation rate year over year as a result of the COVID-19 pandemic.
Mid East
Three Months Ended June 30, 2020 and 2019
The Mid East segment had an approximate $13,000, or 32%, decrease in segment profit in the second quarter of 2020 compared to the second quarter of 2019, due primarily to a decrease in segment revenues of approximately $60,000, or 17%, quarter over quarter. Segment revenues decreased primarily due to a 14% decrease in the number of units settled and a 3% decrease in the average settlement price quarter over quarter. The decrease in units settled was largely attributable to a decrease in settlements in our Western Pennsylvania and New York markets due to the state and local governments in those markets issuing various orders that prohibited residential construction through April 2020, as a result of the COVID-19 pandemic. The segment’s gross profit margin percentage decreased to 18.4% in the second quarter of 2020 from 19.0% in the second quarter of 2019 due primarily to the decrease in settlements, negatively impacting our ability to leverage certain construction costs.
Segment New Orders increased 20%, while the average sales price of New Orders remained relatively flat in the second quarter of 2020 compared to the second quarter of 2019. New Orders increased primarily due to an 8% increase in the average number of active communities quarter over quarter, coupled with higher absorption rates in the segment attributable to favorable market conditions driven primarily by declining mortgage interest rates and pent-up demand from the first quarter.

Six Months Ended June 30, 2020 and 2019
The Mid East segment had an approximate $17,300, or 23%, decrease in segment profit in the first six months of 2020 compared to the first six months of 2019, due primarily to a decrease in segment revenues of approximately $77,800, or 11%, year over year. Segment revenues decreased primarily due to a 9% decrease in the number of units settled and a 2% decrease in the average settlement price year over year. The decrease in units settled was largely attributable to a decrease in settlements in our Western Pennsylvania and New York markets due to the state and local governments in those markets issuing various orders that prohibited residential construction through April 2020, as a result of the COVID-19 pandemic. The segment’s gross profit margin percentage was essentially flat year over year.
Segment New Orders increased 11%, while the average sales price of New Orders remained flat in the first six months of 2020 compared to the first six months of 2019. New Orders increased primarily due to a 9% increase in the average number of active communities year over year, coupled with the favorable market conditions in the second quarter of 2020 as discussed above.
South East
Three Months Ended June 30, 2020 and 2019
The South East segment had an approximate $11,900, or 39%, increase in segment profit in the second quarter of 2020 compared to the second quarter of 2019. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $57,000, or 19%, coupled with improved gross profit margins quarter over quarter. The increase in revenues is attributable to an 18% increase in the number of units settled and a 1% increase in the average settlement price quarter over quarter. The number of units settled was favorably impacted by a 21% higher backlog unit balance entering the second quarter of 2020 compared to the same period in 2019. The segment’s gross profit margin percentage increased to 20.8% in the second quarter of 2020 from 19.2% in the second quarter of 2019, due to a relative shift in settlements to higher margin communities.
Segment New Orders increased 26%, while the average sales price of New Orders remained relatively flat in the second quarter of 2020 compared to the second quarter of 2019.  New Orders were favorably impacted by a 20% increase in the average number of active communities, coupled with higher absorption rates in the segment attributable to favorable market conditions driven primarily by declining mortgage interest rates and pent-up demand from the first quarter of 2020.
Six Months Ended June 30, 2020 and 2019
The South East segment had an approximate $24,000, or 37%, increase in segment profit in the first six months of 2020 compared to the first six months of 2019. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $111,100, or 19%, coupled with improved gross profit margins year over year. The increase in revenues is attributable to a 16% increase in the number of units settled and a 2% increase in the average settlement price year over year. The number of units settled and the average settlement price were favorably impacted by a 20% higher backlog unit balance and 3% higher average sales price of units in backlog entering 2020 compared to the same period in 2019. The segment’s gross profit margin percentage increased to 21.0% in the first six months of 2020 from 19.5% in the first six months of 2019 due to a relative shift in settlements to higher margin communities.
Segment New Orders increased 22%, while the average sales price of New Orders remained flat in the first six months of 2020 compared to the first six months of 2019. New Orders were favorably impacted by a 24% increase in the average number of active communities.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated income before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. Our external corporate interest expense primarily consists of interest charges on our Senior Notes, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding consolidated gross profit:
Mid Atlantic	$160,197	$187,793	$304,525	$350,525
North East	19,503	23,248	42,247	46,087
Mid East	55,264	68,294	113,551	129,643
South East	73,099	56,526	148,074	116,104
Consolidation adjustments and other	(3,798)	(3,801)	(43,168)	(5,899)
Homebuilding consolidated gross profit	$304,265	$332,060	$565,229	$636,460

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding consolidated income before taxes:
Mid Atlantic	$98,067	$123,802	$179,740	$223,166
North East	6,658	11,563	16,809	23,023
Mid East	27,302	40,291	58,466	75,766
South East	42,765	30,825	89,909	65,861
Reconciling items:
Contract land deposit impairment reserve (1)	(460)	374	(36,075)	1,324
Equity-based compensation expense (2)	(13,768)	(17,466)	(20,837)	(37,438)
Corporate capital allocation (3)	59,870	56,177	116,521	110,735
Unallocated corporate overhead	(23,288)	(29,354)	(60,927)	(61,089)
Consolidation adjustments and other	6,803	9,462	16,456	18,710
Corporate interest expense	(9,144)	(6,024)	(15,338)	(11,998)
Reconciling items sub-total	20,013	13,169	(200)	20,244
Homebuilding consolidated income before taxes	$194,805	$219,650	$344,724	$408,060

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three and six-month periods ended June 30, 2020 was primarily attributable to stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019. In addition, stock compensation expense for the six-month period ended June 30, 2020 was favorably impacted by higher stock option forfeitures during 2020.

(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Corporate capital allocation charge:
Mid Atlantic	$31,581	$31,378	$61,336	$61,794
North East	5,790	4,626	11,349	9,353
Mid East	9,687	9,497	19,050	18,512
South East	12,812	10,676	24,786	21,076
Total	$59,870	$56,177	$116,521	$110,735

Mortgage Banking Segment
Three and Six Months Ended June 30, 2020 and 2019
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loan closing volume:
Total principal	$1,144,428	$1,231,039	$2,276,531	$2,372,037

Loan volume mix:
Adjustable rate mortgages	2%	11%	2%	11%
Fixed-rate mortgages	98%	89%	98%	89%

Operating profit:
Segment profit	$15,692	$26,173	$27,571	$55,731
Equity-based compensation expense	(666)	(1,111)	(1,089)	(472)
Mortgage banking income before tax	$15,026	$25,062	$26,482	$55,259

Capture rate:	89%	89%	90%	89%

Mortgage banking fees:
Net gain on sale of loans	$23,174	$32,962	$41,574	$67,919
Title services	8,265	9,592	16,518	18,292
Servicing fees	171	192	339	340
	$31,610	$42,746	$58,431	$86,551

Loan closing volume for the three and six months ended June 30, 2020 decreased by approximately $86,600, or 7%, and $95,500, or 4%, respectively, from the same periods in 2019. The decrease in loan closing volume during the three and six months ended June 30, 2020 was primarily attributable to the 9% and 7% decreases, respectively, in the homebuilding segment’s number of units settled during the three and six months ended June 30, 2020, compared to the same periods in 2019.

Segment profit for the three and six months ended June 30, 2020 decreased by approximately $10,500, or 40%, and $28,200, or 51%, respectively, from the same periods in 2019. These decreases were primarily attributable to decreases in mortgage banking fees of approximately $11,100 and $28,100 for the three and six months ended June 30, 2020, respectively, primarily due to the reduction in secondary market gains on the sales of loans as a result of the disruptions in the mortgage market related to the COVID-19 pandemic.
Effective Tax Rate
Our effective tax rates during the three and six months ended June 30, 2020 were 21.8% and 8.5%, respectively, compared to 14.1% and 14.0% for the three and six months ended June 30, 2019, respectively. The effective tax rate in each period was favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $6,854 and $62,509 for the three and six months ended June 30, 2020, respectively, and $30,727 and $59,205 for the three and six months ended June 30, 2019, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We had a very strong liquidity position as of June 30, 2020, with approximately $2,000,000 in cash and cash equivalents, approximately $188,800 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets.
2030 Senior Notes
On May 4, 2020, the Company issued $600,000 of 3.00% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount in the accompanying condensed consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,300, after deducting underwriting discounts and offering expenses. The 2030 Senior Notes mature on May 31, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The 2030 Senior Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured senior indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the 2030 Senior Notes.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”) which provides for aggregate revolving loan commitments of $200,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $11,200 outstanding at June 30, 2020, and a $25,000 sublimit for a swing line commitment. The Credit Agreement termination date is July 15, 2021. There was no debt outstanding under the Credit Agreement at June 30, 2020.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a $150,000 revolving mortgage repurchase facility (the “Repurchase Agreement”), which is non-recourse to NVR.  In July 2020, NVRM entered into the Twelfth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 21, 2021. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2020, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2020.
For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Flows
For the six months ended June 30, 2020, cash, restricted cash, and cash equivalents increased by $867,193.  Cash provided by operating activities was $370,669.  Cash was provided by earnings for the six months ended June 30, 2020 and net proceeds of $210,920 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $255,852, due to an increase in the number of units under construction at June 30, 2020 compared to December 31, 2019.
Net cash used in investing activities for the six months ended June 30, 2020 of $7,806 included cash used for purchases of property, plant and equipment of $8,217, partially offset by the proceeds from the sale of property, plant and equipment totaling $449.
Net cash provided by financing activities for the six months ended June 30, 2020 of $504,330 was attributable primarily to the net proceeds received from the issuance of the 2030 Senior Notes and $126,046 provided from stock option exercise proceeds. Cash was used during the period to repurchase 57,611 shares of our common stock at an aggregate purchase price of $216,582, all of which were repurchased in the first quarter, under our ongoing common stock repurchase program discussed below.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  We did not repurchase any outstanding shares of our common stock during the second quarter of 2020.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2020. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Homebuilding: State governments in every market where we operate have instituted social distancing and   other restrictions, which have resulted in significant changes to the way we conduct business. We are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention, as well as state and local guidelines, in all of our markets.
Mortgage: We are operating in accordance with state and local guidelines with respect to our mortgage banking and settlement services activities. As a result of the COVID-19 pandemic, the mortgage market has been significantly disrupted as investors tightened their credit standards or exited the market. This disruption has adversely impacted our business to date, as it has resulted in significantly lower values for mortgage servicing rights.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. There is uncertainty regarding governmental actions that may occur, and the effects of economic relief efforts on the U.S. economy, either of which could be potential disruptors to our business. Over the long term, these disruptions related to COVID-19 could lower demand for our products, impair our ability to sell and/or build homes in our normal manner, increase our losses on contract land deposits, and negatively impact our lending and secondary mortgage market activities.
The full extent to which the COVID-19 pandemic will affect our operations cannot be predicted at this time, including, but not limited to, the duration and severity of the outbreak, governmental reactions and policies, the impact of such on our employees, customers and trade partners, and the length of time required for normal economic and operating conditions to resume. While the spread of COVID-19 may eventually be mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the U.S. economy will recover, either of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(in thousands)
We had two share repurchase authorizations outstanding during the quarter ended June 30, 2020. On November 6, 2019 and February 12, 2020, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates. We did not repurchase any shares of our common stock during the second quarter of 2020. As of June 30, 2020, we had a total of $400,559 available under the outstanding repurchase authorizations.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
10.1	Twelfth Amendment to Amended and Restated Master Repurchase Agreement dated July 8, 2020 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 3, 2020	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer